Form 10-Q
period 1995-01-31
SL INDUSTRIES INC
filed 1995-03-16
CIK 89270

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


     (Mark One)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                       OR

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period          to
                                           --------    --------

                         Commission file number 1-4987


                              SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


              NEW JERSEY                                    21-0682685
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


SUITE 306-C, 520 FELLOWSHIP ROAD, MT. LAUREL, NJ              08054
    (Address of principal executive offices)                (Zip Code)



        Registrant's telephone number, including area code: 609-727-1500


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common stock, $.20 par value                    New York Stock Exchange
                                                Philadelphia Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

The number of shares of common stock outstanding as of February 28, 1995, was 6,017,000.

==============================================================================

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements



                              SL INDUSTRIES, INC.
                          Consolidated Balance Sheets



                                                                           January 31,        July 31,
                                                                              1995              1994
                                                                        ---------------   ---------------
                                                                           (Unaudited)            *
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $      69,000     $     197,000
  Receivables, less allowance for doubtful
    accounts of $280,000 and $256,000, respectively . . . . . . . .        13,377,000        13,489,000
  Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . .        15,111,000        16,719,000
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .         1,681,000           797,000
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         1,327,000         1,327,000
                                                                        -------------     -------------
       Total current assets . . . . . . . . . . . . . . . . . . . .        31,565,000        32,529,000
                                                                        -------------     -------------
Property, plant and equipment,
  less accumulated depreciation of
  $11,966,000 and $11,306,000, respectively . . . . . . . . . . . .         9,488,000         9,682,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .           982,000           982,000
Cash surrender value of life insurance policies . . . . . . . . . .         6,404,000         5,934,000
Other assets and deferred charges . . . . . . . . . . . . . . . . .         3,636,000         3,798,000
                                                                        -------------     -------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $  52,075,000     $  52,925,000
                                                                        =============     =============

LIABILITIES
Current liabilities:
  Long-term debt due within one year  . . . . . . . . . . . . . . .     $     186,000     $     168,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .         3,861,000         4,925,000
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .           680,000           821,000
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . .         6,031,000         5,490,000
                                                                        -------------     -------------
       Total current liabilities  . . . . . . . . . . . . . . . . .        10,758,000        11,404,000
                                                                        -------------     -------------
Long-term debt less portion due within one year . . . . . . . . . .        11,506,000        11,918,000
Deferred compensation and other liabilities . . . . . . . . . . . .         5,398,000         6,026,000
                                                                        -------------     -------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .     $  27,662,000     $  29,348,000
                                                                        -------------     -------------
Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         ---     $         ---
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,758,000 and 7,739,000 shares, respectively. . . . . . .         1,552,000         1,548,000
Capital in excess of par value  . . . . . . . . . . . . . . . . . .        33,683,000        33,620,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .        (3,470,000)       (4,239,000)
Treasury stock at cost, 1,741,000 and 1,741,000 shares,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,352,000)       (7,352,000)
                                                                        -------------     -------------
       Total shareholders' equity . . . . . . . . . . . . . . . . .        24,413,000        23,577,000
                                                                        -------------     -------------
       Total liabilities & shareholders' equity . . . . . . . . . .     $  52,075,000     $  52,925,000
                                                                        =============     =============

*Condensed from audited financial statements and contains reclassifications to conform with current year's presentation.
See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      Consolidated Statements of Earnings




                                                                    Three Months Ended                 Six Months Ended
                                                                        January 31,                        January 31,
                                                                 1995              1994             1995               1994
                                                            --------------      -----------     --------------     -------------
                                                              (Unaudited)                         (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $   21,777,000      $18,319,000     $   42,205,000     $  35,960,000
                                                            --------------      -----------     --------------     -------------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .       14,460,000       12,360,000         28,068,000        24,338,000
  Selling, general and administrative expenses  . . . . .        5,866,000        5,007,000         11,221,000         9,311,000
  Depreciation and amortization . . . . . . . . . . . . .          483,000          524,000            965,000         1,046,000
                                                            --------------      -----------     --------------     -------------
Total cost and expenses . . . . . . . . . . . . . . . . .       20,809,000       17,891,000         40,254,000        34,695,000
                                                            --------------      -----------     --------------     -------------
Income from operations  . . . . . . . . . . . . . . . . .          968,000          428,000          1,951,000         1,265,000
Nonoperating income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . .           13,000           15,000             15,000            27,000
  Interest expense  . . . . . . . . . . . . . . . . . . .         (200,000)        (136,000)          (374,000)         (242,000)
                                                            --------------      -----------     --------------     -------------
Income before income taxes and cumulative effect  . . . .          781,000          307,000          1,592,000         1,050,000
Provision for federal and state income taxes. . . . . . .          301,000          139,000            595,000           415,000
                                                            --------------      -----------     --------------     -------------
Income before cumulative effect of change
  in accounting for income taxes. . . . . . . . . . . . .          480,000          168,000            997,000           635,000
Cumulative effect to August 1, 1993, of change
  in accounting for income taxes. . . . . . . . . . . . .              ---              ---                ---           603,000
                                                            --------------      -----------     --------------     -------------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $      480,000      $   168,000     $      997,000     $   1,238,000
                                                            ==============      ===========     ==============     =============
Net income per common share:
  Income before cumulative effect of change
    in accounting for income taxes. . . . . . . . . . . .   $         0.08      $      0.03     $         0.17     $        0.10
  Cumulative effect to August 1, 1993, of change
    in accounting for income taxes. . . . . . . . . . . .              ---              ---                ---              0.10
                                                            --------------      -----------     --------------     -------------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $         0.08      $      0.03     $         0.17     $        0.20
                                                            ==============      ===========     ==============     =============

Weighted average shares outstanding . . . . . . . . . . .        6,015,000        6,115,000          6,010,000         6,309,000

Cash dividend per share . . . . . . . . . . . . . . . . .              ---              ---              $0.03             $0.03



See accompanying notes to consolidated financial statements.

                             SL INDUSTRIES, INC.
                    Consolidated Statements Of Cash Flows


                                                                                          Six Months Ended
                                                                                             January 31,
                                                                                   1995                      1994
                                                                               -------------             -------------
                                                                                (Unaudited)                    *
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    997,000             $   1,238,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting for income taxes . . . . . .             ---                  (603,000)
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         796,000                   755,000
      Amortization of intangible assets and deferred charges . . . . . . . .         169,000                   291,000
      Provisions for losses on accounts receivable . . . . . . . . . . . . .          51,000                    34,000
      Additions to deferred charges and other assets . . . . . . . . . . . .          (7,000)                  (15,000)
      Cash surrender value of life insurance premiums  . . . . . . . . . . .        (470,000)                 (427,000)
      Supplemental retirement benefits . . . . . . . . . . . . . . . . . . .         236,000                   213,000
      Deferred compensation cash payments  . . . . . . . . . . . . . . . . .        (223,000)                 (215,000)
      Gain on the sale of equipment  . . . . . . . . . . . . . . . . . . . .          (3,000)                   (2,000)
      Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .          61,000                  (129,000)
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,608,000                (1,081,000)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        (884,000)                 (474,000)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,064,000)                 (431,000)
        Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . .        (100,000)               (1,699,000)
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (141,000)                  365,000
                                                                                ------------             -------------
                     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  . . .    $  1,026,000             $  (2,180,000)
                                                                                ------------             -------------
INVESTING ACTIVITIES:
  Proceeds from sales of equipment . . . . . . . . . . . . . . . . . . . . .          11,000                     4,000
  Purchases of property, plant and equipment . . . . . . . . . . . . . . . .        (610,000)                 (692,000)
  Proceeds from long-term notes receivable . . . . . . . . . . . . . . . . .             ---                    11,000
                                                                                ------------             -------------
                     NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . .    $   (599,000)            $    (677,000)
                                                                                ------------             -------------
FINANCING ACTIVITIES:
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (180,000)                 (195,000)
  Rights redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (48,000)                      ---
  Treasury stock acquired  . . . . . . . . . . . . . . . . . . . . . . . . .             ---                (2,049,000)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . .       1,100,000                 6,100,000
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      (1,493,000)               (1,000,000)
  Proceeds from stock options exercised  . . . . . . . . . . . . . . . . . .          66,000                     1,000
                                                                                ------------             -------------
                     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . .    $   (555,000)            $   2,857,000
                                                                                ------------             -------------
                     NET CHANGE (DECREASE) IN CASH AND CASH EQUIVALENTS  . .        (128,000)                        0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . .         197,000                         0
                                                                                ------------             -------------
                     CASH AND CASH EQUIVALENTS AT JANUARY 31,  . . . . . . .    $     69,000             $           0
                                                                                ============             =============

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $370,000                  $231,000
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $430,000                   $60,000


*Contains reclassifications to conform with current year's presentation. See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of January 31, 1995, and July 31, 1994, the results of operations for the three-month and six-month periods ended January 31, 1995 and 1994, and the cash flows for the three-month and six-month periods ended January 31, 1995 and 1994.

2.       Inventories at January 31, 1995, and July 31, 1994, were as follows:

                                                  January 31,                 July 31,
                                                     1995                      1994
                                                 -----------                -----------
                 Finished goods                  $ 4,593,000                $ 5,894,000
                 Work in process                   2,317,000                  2,419,000
                 Raw materials                     8,201,000                  8,406,000
                                                 -----------                -----------
                                                 $15,111,000                $16,719,000
                                                 ===========                ===========


3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Principal uses of cash during the first six months of fiscal 1995 were $599,000 by investing activities and $555,000 by financing activities, while operating activities provided cash of $1,026,000. The net cash used by investing activities was primarily for purchases of property, plant and equipment. The net cash used by financing activities was primarily for repayments on long-term debt and cash dividends. The net cash provided from operations was primarily from increased earnings and inventory reductions.

The Registrant's borrowing capacity at January 31, 1995, remained above its use of outside financing. As of January 31, 1995, the Registrant had $10,175,000 available under its $22,000,000 Revolving Credit Agreement since $825,000 was allocated to outstanding trade letters of credit, $7,100,000 utilized to purchase all of the stock of Condor D.C. Power Supplies, Inc., and all of the assets of Electronica Condor de Mexico, S.A. de C.V., on February 16, 1993, $1,870,000 utilized for working capital requirements and $2,030,000 utilized to purchase 507,361 shares of common stock held by two former directors, Wilmer J. Thomas, Jr. and Martin Solomon. On December 27, 1994, the revolver was amended to increase the borrowing amount from $15,000,000 to $22,000,000. Other changes include a revised maturity date of December 31, 1997, and the amendment restricts the payment of cash dividends to $600,000 per fiscal year. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, and requires maintenance of specified ratios, with all of which the Registrant is in compliance. Also, as of January 31, 1995, the Registrant had $6,376,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended January 31, 1995, the ratio of current assets to current liabilities decreased slightly from 3.1 to 1 to 2.9 to 1, primarily because of decreased inventory levels.

Capital expenditures for the six-month period ended January 31, 1995, amounted to $610,000 and were primarily for purchases of manufacturing equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and working capital requirements.


Results of Operations

SALES
Consolidated net sales for the three-month and six-month periods ended January 31, 1995, increased 19% and 17%, respectively, as compared to the net sales realized during the corresponding periods a year ago. An analysis of net sales by business group for the three-month and six-month periods of fiscal year 1995, as compared to the same periods of the prior year, is as follows.

Power and Data Quality Group-
For the three-month and six-month periods, net sales for the power and data quality group increased 22% and 19%, respectively, when compared to net sales of the prior year. For the three-month and six-month periods, sales of surge protection and uninterruptible power supplies increased 35% and 28%, respectively, and sales of standard and custom AC-DC power supplies increased 20% and 15%, respectively. These increases were primarily a result of increased market share and the sales of new products. Sales of avionic products for the three-month and six-month periods decreased 2% and increased 4%, respectively, primarily as a result of volume fluctuations. For the three-month period and six-month periods, sales of aviation igniters and spark plugs decreased 5% and increased 5%, respectively. The three-month decrease is primarily related to volume and the six-month increase is primarily related to increased demand and market share.

Specialty Products Group -
For the three-month and six-month periods, net sales for the specialty products group decreased 6% and increased 3%, respectively, when compared to net sales reported for the preceding year. Sales of automatic lubrication devices for the three-month and six-month periods increased 14% and 12%, respectively, primarily due to increased market penetration. Sales of chrome plating services for the three-month and six-month periods decreased 4% and increased 2%, respectively, primarily due to fluctuations in demand. Sales of pipe fabrication products for the three-month and six-month periods decreased 15% and 1%, respectively, primarily due to reduced demand.

COST OF SALES
Cost of sales for the three-month and six-month periods increased 17% and 15%, respectively, as compared to last year. This increase was primarily related to increased volume. As a percentage of net sales, cost of sales for the three-month and six-month periods was 66% and 67%, respectively, as compared to 68% for both of the corresponding periods a year ago. As a percentage of net sales, this decrease was primarily a result of product mix, cost reduction efforts and improved efficiencies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month and six-month periods, selling, general and administrative expenses increased 17% and 21%, respectively, as compared to last year. These increases were primarily volume related. As a percentage of net sales, selling, general and administrative expenses for both the three-month and six-month periods were 27%, as compared to 27% and 26%, respectively, last year.


DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense decreased 8% for both the three-month and six-month periods, as compared to last year. This decrease was primarily related to the prior year amortization of a covenant-not-to-compete which was fully amortized during fiscal 1994.


INTEREST
Interest income for the three-month and six-month periods decreased 13% and 44%, respectively, as compared to last year. Both decreases were a result of less cash available for investment. Interest expense for the three-month and six-month periods increased 47% and 55%, respectively, as compared to last year. Both increases were a result of increased interest rates and the utilization of our revolving credit facility for the stock repurchase and working capital requirements.


TAXES
The effective tax rate for the three-month and six-month periods was 39% and 37%, respectively, as compared to 45% and 40%, respectively, a year ago. Both decreases were primarily related to a lower effective net state tax rate.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1995.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SL INDUSTRIES, INC.
                                                   -------------------
                                                       Registrant





Dated:  March 13, 1995             /s/ Owen Farren
      -------------------          ---------------
                                       Owen Farren
                                       President and
                                       Chief Executive Officer





Dated:  March 13, 1995             /s/ James E. Morris
      -------------------          -------------------
                                       James E. Morris
                                       Vice President and
                                       Corporate Controller

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

          Exhibit               Description                         Page
          -------               -----------                         ----

            11       Statement Re Computation of Per Share           28
                     Earnings

            27       Financial Data Schedule