Form 10-Q
period 1995-04-30
SL INDUSTRIES INC
filed 1995-06-09
CIK 89270

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (Mark One)
        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                       OR

       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period ________ to ________


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

The number of shares of common stock outstanding as of May 31, 1995, was 5,617,000.


================================================================================

                        PART I -  FINANCIAL INFORMATION
                        -------------------------------


  Item 1.  Financial Statements
  -----------------------------


                              SL INDUSTRIES, INC.
                          Consolidated Balance Sheets

                                                                              April 30,            July 31,
                                                                                1995                 1994
                                                                            ------------         -----------
                                                                            (Unaudited)               *
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $         0          $   197,000
  Receivables, less allowance for doubtful
    accounts of $347,000 and $256,000, respectively . . . . . . . .          12,540,000           13,489,000
  Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . .          17,741,000           16,719,000
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .           1,941,000              797,000
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           1,327,000            1,327,000
                                                                            -----------          -----------
       Total current assets . . . . . . . . . . . . . . . . . . . .          33,549,000           32,529,000
                                                                            -----------          -----------
Property, plant and equipment,
  less accumulated depreciation of
  $12,347,000 and $11,306,000, respectively . . . . . . . . . . . .           9,441,000            9,682,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .             982,000              982,000
Cash surrender value of life insurance policies . . . . . . . . . .           6,522,000            5,934,000
Other assets and deferred charges . . . . . . . . . . . . . . . . .           3,544,000            3,798,000
                                                                            -----------          -----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .         $54,038,000          $52,925,000
                                                                            ===========          ===========

LIABILITIES
Current liabilities:
  Long-term debt due within one year  . . . . . . . . . . . . . . .         $   187,000          $   168,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .           6,468,000            4,925,000
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .             791,000              821,000
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . .           6,422,000            5,490,000
                                                                            -----------          -----------
       Total current liabilities  . . . . . . . . . . . . . . . . .          13,868,000           11,404,000
                                                                            -----------          -----------
Long-term debt less portion due within one year . . . . . . . . . .           9,973,000           11,918,000
Deferred compensation and other liabilities . . . . . . . . . . . .           5,005,000            6,026,000
                                                                            -----------          -----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .         $28,846,000          $29,348,000
                                                                            -----------          -----------
Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       ---          $       ---
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,758,000 and 7,739,000 shares, respectively. . . . . . .           1,552,000            1,548,000
Capital in excess of par value  . . . . . . . . . . . . . . . . . .          33,684,000           33,620,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .          (2,692,000)          (4,239,000)
Treasury stock at cost, 1,741,000 and 1,741,000 shares,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,352,000)          (7,352,000)
                                                                            -----------          -----------
       Total shareholders' equity . . . . . . . . . . . . . . . . .          25,192,000           23,577,000
                                                                            -----------          -----------
       Total liabilities & shareholders' equity . . . . . . . . . .         $54,038,000          $52,925,000
                                                                            ===========          ===========

*Condensed from audited financial statements and contains reclassifications to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                            SL INDUSTRIES, INC.
                    Consolidated Statements of Earnings



                                                                          Three Months Ended              Nine Months Ended
                                                                              April 30,                       April 30,
                                                                         1995           1994            1995            1994
                                                                     -----------    -----------      -----------    -----------
                                                                     (Unaudited)                     (Unaudited)

Net sales . . . . . . . . . . . . . . . . . . . . . . . .            $21,938,000    $19,147,000      $64,143,000    $55,107,000
                                                                     -----------    -----------      -----------    -----------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .             13,615,000     12,496,000       41,683,000     36,834,000
  Selling, general and administrative expenses  . . . . .              6,455,000      4,940,000       17,676,000     14,251,000
  Depreciation and amortization . . . . . . . . . . . . .                485,000        495,000        1,450,000      1,541,000
                                                                     -----------    -----------      -----------    -----------
Total cost and expenses . . . . . . . . . . . . . . . . .             20,555,000     17,931,000       60,809,000     52,626,000
                                                                     -----------    -----------      -----------    -----------
Income from operations  . . . . . . . . . . . . . . . . .              1,383,000      1,216,000        3,334,000      2,481,000
Nonoperating income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . .                 32,000         12,000           47,000         39,000
  Interest expense  . . . . . . . . . . . . . . . . . . .               (184,000)      (205,000)        (558,000)      (447,000)
                                                                     -----------    -----------      -----------    -----------
Income before income taxes and cumulative effect  . . . .              1,231,000      1,023,000        2,823,000      2,073,000
Provision for federal and state income taxes. . . . . . .                453,000        383,000        1,048,000        798,000
                                                                     -----------    -----------      -----------    -----------
Income before cumulative effect of change
  in accounting for income taxes. . . . . . . . . . . . .                778,000        640,000        1,775,000      1,275,000
Cumulative effect to August 1, 1993, of change
  in accounting for income taxes. . . . . . . . . . . . .                    ---            ---              ---        603,000
                                                                     -----------    -----------      -----------    -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .            $   778,000    $   640,000      $ 1,775,000    $ 1,878,000
                                                                     ===========    ===========      ===========    ===========
Net income per common share: *
  Income before cumulative effect of change
    in accounting for income taxes. . . . . . . . . . . .            $      0.13    $      0.11      $      0.30    $      0.21
  Cumulative effect to August 1, 1993, of change
    in accounting for income taxes. . . . . . . . . . . .                    ---            ---              ---           0.10
                                                                     -----------    -----------      -----------    -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .            $      0.13    $      0.11      $      0.30    $      0.30
                                                                     ===========    ===========      ===========    ===========

Weighted average shares outstanding . . . . . . . . . . .              6,017,000      5,992,000        6,013,000      6,204,000

Cash dividend per share . . . . . . . . . . . . . . . . .                    ---            ---            $0.03          $0.03

* The computation for net income per common share is based on weighted average shares outstanding and as a result its components may not add to net income.

See accompanying notes to consolidated financial statements.

                            SL INDUSTRIES, INC.
                   Consolidated Statements Of Cash Flows

                                                                                           Nine Months Ended
                                                                                              January 31,
                                                                                      1995                 1994
                                                                                 -------------        -------------
                                                                                  (Unaudited)                *

OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,775,000          $ 1,878,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting for income taxes . . . . . .              ---             (603,000)
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,192,000            1,141,000
      Amortization of intangible assets and deferred charges . . . . . . . .          258,000              400,000
      Provisions for losses on accounts receivable . . . . . . . . . . . . .           86,000               41,000
      Additions to deferred charges and other assets . . . . . . . . . . . .          (23,000)             (46,000)
      Cash surrender value of life insurance premiums  . . . . . . . . . . .         (587,000)            (547,000)
      Supplemental retirement benefits . . . . . . . . . . . . . . . . . . .          394,000              360,000
      Deferred compensation cash payments  . . . . . . . . . . . . . . . . .         (579,000)            (359,000)
      Loss (Gain) on the sale of equipment . . . . . . . . . . . . . . . . .           (3,000)               5,000
      Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .          863,000              235,000
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,022,000)             256,000
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,144,000)            (665,000)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,543,000             (829,000)
        Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . .          114,000           (1,875,000)
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (30,000)             695,000
                                                                                  -----------          -----------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .      $ 2,837,000          $    87,000
                                                                                  -----------          -----------
INVESTING ACTIVITIES:
  Proceeds from sales of equipment . . . . . . . . . . . . . . . . . . . . .           11,000                4,000
  Purchases of property, plant and equipment . . . . . . . . . . . . . . . .         (959,000)            (859,000)
  Proceeds from long-term notes receivable . . . . . . . . . . . . . . . . .              ---               11,000
                                                                                  -----------          -----------
                     NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . .      $  (948,000)         $  (844,000)
                                                                                  -----------          -----------
FINANCING ACTIVITIES:
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (180,000)            (195,000)
  Rights redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (48,000)                 ---
  Treasury stock acquired  . . . . . . . . . . . . . . . . . . . . . . . . .              ---           (2,049,000)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . .        1,600,000            6,100,000
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       (3,526,000)          (3,100,000)
  Proceeds from stock options exercised  . . . . . . . . . . . . . . . . . .           68,000                1,000
                                                                                  -----------          -----------
                     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . .      $(2,086,000)         $   757,000
                                                                                  -----------          -----------
                     NET CHANGE (DECREASE) IN CASH AND CASH EQUIVALENTS  . .         (197,000)                   0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . .          197,000                    0
                                                                                  -----------          -----------
                     CASH AND CASH EQUIVALENTS AT APRIL 30,  . . . . . . . .      $         0          $         0
                                                                                  ===========          ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $553,000             $438,000
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $989,000             $199,000

*Contains reclassifications to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of April 30, 1995, and July 31, 1994, the results of operations for the three-month and nine-month periods ended April 30, 1995 and 1994, and the cash flows for the three-month and nine-month periods ended April 30, 1995 and 1994.

2. Inventories at April 30, 1995, and July 31, 1994, were as follows:

                                                 April 30,                   July 31,
                                                    1995                       1994
                                                -----------                -----------
               Finished goods                   $ 5,623,000                $ 5,894,000
               Work in process                    3,020,000                  2,419,000
               Raw materials                      9,098,000                  8,406,000
                                                -----------                -----------
                                                $17,741,000                $16,719,000
                                                ===========                ===========


3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Principal uses of cash during the first nine months of fiscal 1995 were $948,000 by investing activities and $2,086,000 by financing activities, while operating activities provided cash of $2,837,000. The net cash used by investing activities was primarily for purchases of property, plant and equipment. The net cash used by financing activities was primarily for repayments on long-term debt and cash dividends. The net cash provided from operations was primarily from increased earnings adjusted for depreciation and amortization.

The Registrant's borrowing capacity at April 30, 1995, remained above its use of outside financing. The Registrant presently has $5,647,000 available under its $22,000,000 Revolving Credit Agreement since $453,000 was allocated to outstanding trade letters of credit, $6,300,000 utilized to purchase substantially all of the assets of Teal Electronics Corporation on May 8, 1995, $7,100,000 utilized to purchase all of the stock of Condor D.C. Power Supplies, Inc., and all of the assets of Electronica Condor de Mexico, S.A. de C.V., on February 16, 1993, $470,000 utilized for working capital requirements and $2,030,000 utilized on November 23, 1993, to purchase 507,361 shares of common stock held by two former directors, Wilmer J. Thomas, Jr. and Martin Solomon. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, restricts the payment of cash dividends to $600,000 per fiscal year, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of December 31, 1997. Also, as of April 30, 1995, the Registrant had $6,513,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended April 30, 1995, the ratio of current assets to current liabilities decreased slightly from 2.9 to 1 to 2.4 to 1, primarily because of increased accounts payable.

Capital expenditures for the nine-month period ended April 30, 1995, amounted to $959,000 and were primarily for purchases of manufacturing equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

On May 24, 1995, the Registrant's Board of Directors declared a $.03 per share semi-annual cash dividend payable on June 14, 1995, to shareholders of record on June 7, 1995.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and working capital requirements.


Results of Operations

SALES
Consolidated net sales for the three-month and nine-month periods ended April 30, 1995, increased 15% and 16%, respectively, as compared to the net sales realized during the corresponding periods a year ago. An analysis of net sales by business group for the three-month and nine-month periods of fiscal year 1995, as compared to the same periods of the prior year, is as follows.

Power and Data Quality Group-
For the three-month and nine-month periods, net sales for the power and data quality group increased 15% and 18%, respectively, when compared to net sales of the prior year. For the three-month and nine-month periods, sales of surge protection and uninterruptible power supplies increased 13% and 23%, respectively, and sales of standard and custom AC-DC power supplies increased 28% and 20%, respectively. These increases were primarily a result of increased market share and the sales of new products. Sales of avionic products for the three-month and nine-month periods increased 15% and 8%, respectively, primarily as a result of demand and new products. For the three-month and nine-month periods, sales of igniters and spark plugs increased 3% and 4%, respectively, primarily due to increased sales of industrial products.

Specialty Products Group -
For the three-month and nine-month periods, net sales for the specialty products group increased 8% and 4%, respectively, when compared to net sales reported for the preceding year. Sales of automatic lubrication devices for the three-month and nine-month periods increased 24% and 16%, respectively, primarily due to increased market penetration. Sales of chrome plating services for the three-month and nine-month periods decreased 16% and 5%, respectively, primarily due to fluctuations in demand, caused, in part, by corrugated roll customers replacing chrome with other alternative materials. Sales of pipe fabrication products for the three- month and nine-month periods increased 26% and 7%, respectively, primarily due to demand.

COST OF SALES
Cost of sales for the three-month and nine-month periods increased 9% and 13%, respectively, as compared to last year. This increase was primarily related to increased volume. As a percentage of net sales, cost of sales for the three-month and nine-month periods was 62% and 65%, respectively, as compared to 65% and 67% for the corresponding periods a year ago. As a percentage of net sales, this decrease was primarily a result of product mix, cost reduction efforts, improved efficiencies and the peso devaluation in Mexico.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month and nine-month periods, selling, general and administrative expenses increased 31% and 24%, respectively, as compared to last year. As a percentage of net sales, selling, general and administrative expenses for the three-month and nine- month periods were 29% and 28%, as compared to 26% for both periods a year ago. The above increases resulted primarily from increased personnel recruiting costs and selling and marketing expenses.


DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense decreased 2% and 6% for the three-month and nine-month periods, respectively, as compared to last year. This decrease was primarily related to the prior year amortization of a covenant-not-to-compete which was fully amortized during fiscal 1994.


INTEREST
Interest income for the three-month and nine-month periods increased 167% and 21%, respectively, as compared to last year. Both increases were a result of higher interest rates and additional funds available for investment. Interest expense for the three- month and nine-month periods decreased 10% and increased 25%, respectively, as compared to last year. The three-month decrease was due to one-time interest charges in the prior years' three-month period. The nine-month increase was a result of increased interest rates on borrowed funds.


TAXES
The effective tax rate for both the three-month and nine-month periods was 37%, as compared to 37% and 38%, respectively, a year ago.

PART II - OTHER INFORMATION

Item 5.   Other information

On May 8, 1995, the Registrant acquired substantially all of the assets of Teal Electronics Corporation, including its name. Based in San Diego, California, Teal Electronics Corporation was founded in 1985 and currently has annual sales in excess of $9 million.

On May 24, 1995, the Registrant distributed all of the stock of SL LUBE/systems, Inc., to Vesper Corporation in exchange for 400,000 shares of SL Industries, Inc., common stock owned by Vesper Corporation.


Item 6.   Exhibits and Reports on Form 8-K

On May 22, 1995, the Registrant filed a report dated May 8, 1995, on Form 8-K covering the May 8, 1995, acquisition of substantially all of the assets of Teal Electronics Corporation.

On June 8, 1995, the Registrant filed a report dated May 24, 1995, on Form 8-K covering the May 24, 1995, distribution of all of the stock of SL LUBE/systems, Inc.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SL INDUSTRIES, INC.
                                            -------------------
                                                 Registrant





Dated: June 9, 1995                /s/ Owen Farren
       ----------------            ---------------
                                       Owen Farren
                                       President and
                                       Chief Executive Officer





Dated: June 9, 1995                /s/ James E. Morris
       ----------------            -------------------
                                       James E. Morris
                                       Vice President and
                                       Corporate Controller

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

                   Exhibit                       Description                         Page
                   -------                       -----------                         ----
                     11            Statement Re Computation of Per Share              12
                                   Earnings

                     27            Financial Data Schedule