Form 10-K
period 1995-07-31
SL INDUSTRIES INC
filed 1995-10-30
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

    (Mark One)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period ______ to ______

                         Commission file number 1-4987

                              SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      NEW JERSEY                                                   21-0682685
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer
                                                                               Identification No.)

520 FELLOWSHIP ROAD, SUITE 306C, MT. LAUREL, NJ                                       08054
   (Address of principal executive offices)                                         (Zip Code)

       Registrant's telephone number, including area code:  609-727-1500

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered
    Common stock, $.20 par value               New York Stock Exchange
                                               Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ----

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K./X/

On October 13, 1995, the aggregate market value of SL common stock was approximately $43,875,000. The number of shares of common stock outstanding as of October 13, 1995, was 5,661,312.

DOCUMENTS INCORPORATED BY REFERENCE:
Part I, II, IV - Annual Report to Shareholders for the fiscal year ended July 31, 1995 Part III - Proxy Statement dated October 12, 1995

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
   (a) General Development of Business

         On March 29, 1956, the Registrant was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc., in November 1963, SGL Industries, Inc., in November 1970 and then to the present name of SL Industries Inc., in September 1984. The Registrant and its subsidiaries design, manufacture and distribute a broad range of innovative engineered products for industrial and consumer niche markets, as well as customized components and other products for a wide range of original equipment manufacturers ("OEM"). The Registrant currently defines its operations in two business segments: Power and Data Quality and Specialty Products. The products of the Registrant and its subsidiaries either become components of other industrial or consumer products or are sold through distribution for general retail or commercial use.

         For the most part, the Registrant and its subsidiaries concentrate on specialty markets believed to offer higher profit margins and greater potential for growth than industrial commodities. Sales between segments are not material. No single customer accounts for more than 10% of consolidated net sales nor are export sales material thereto.

         On May 1, 1995, the Registrant acquired substantially all of the assets and liabilities of Teal Electronics Corporation ("Teal"). Teal was founded in 1985 and is based in San Diego, California. Teal designs, manufactures and distributes custom AC power subsystems for OEM. Teal serves a variety of niche markets, which include medical, telecommunications, printing and test equipment. This strategic acquisition enhances the Registrant's reputation for supplying superior power and data quality products.

         On May 24, 1995, the Registrant distributed all of the shares of its wholly-owned subsidiary, SL LUBE/systems, Inc., in a tax free distribution, in exchange for 400,000 shares of its common stock owned by Vesper Corporation.


   (b) Financial Segment Information

         Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Annual Report to Shareholders for the fiscal year ended July 31, 1995.

   (c) Narrative Description of Business

         The following narrative reflects the reclassification of the aviation and industrial igniter and spark plug product line from the Power and Data Quality segment to the Specialty Products segment because its products no longer fit the definition of power and data quality.

Power and Data Quality Segment:

Products

         The products of SL Waber, Inc. ("Waber"), consist of over 200 models and configurations of multiple outlet strips, surge suppressors, voltage regulators, power conditioners, and uninterruptible and standby power supplies. These products are sold by independent sales representatives and company sales personnel to distributors and dealers of electronics and electrical supplies; retailers and wholesalers of office, computer and consumer products; and to OEM. The products include those sold under the trademarks of "POWERMASTER(R)", "DATAGARD(R)", "SURGE SENTRY(TM)", "MEDGARD(TM)", "POWERHOUSE(R)", "CLIPSTRIP(R)" and "LINEBACKER(TM)". In fiscal 1994, Waber introduced a new line of satellite network surge protectors and significantly increased its penetration in the private label OEM business market. For the years ended July 31, 1995, 1994, and 1993, net sales, as a percentage of consolidated net sales, were 46%, 45% and 46%, respectively.

         Condor D.C. Power Supplies, Inc. ("Condor"), designs, manufactures and markets standard and custom AC-DC power supplies in both linear and switching configurations. These products range in power from 10-400 watts and are manufactured in either commercial or medical configurations. Condor power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. These products are sold through manufacturers sales representatives and electronic distributors to customers in the medical, industrial, telecommunications and instrumentation markets. Medical customers use Condor's products to supply power in devices such as heart and respiration monitors, infusion pumps, pacemaker programmers and other critical patient-connected applications, all of which depend upon precise, low-voltage power outputs. For the years ended July 31, 1995, 1994 and 1993, net sales, as a percentage of consolidated net sales, were 23%, 22% and 14%, respectively.

         SL Montevideo Technology, Inc. ("MTI"), is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density, precision motors. MTI has been capitalizing on its new motor and (patent pending) motor control technologies to win important programs in both traditional and new market areas. MTI has been validating its new technologies through customer applications ranging from the Windows(R) based computer driven Digital Signal Process motion control package, which has enabled highly efficient oil field exploration, to an advanced hybrid chip motor controller that has allowed a more compact and reliable brushless DC motor for aerospace actuators. Contributing equally as well over the past year was MTI's effort to provide "Customer Delight" in designing new solutions for older problems using advanced technology, and responding with samples and production with ever decreasing lead and cycle times. Recent program successes include high volume iron gyro upgrades and pickoff assemblies for actuation. Its defense markets continue strong, despite further program cutbacks, with recent successes in drone unmanned reconnaissance aircraft, and the newest missile programs. Negotiations are continuing with customers on advanced designs for numerous programs including Flywheel Energy Storage Systems, high performance missile guidance motors, and medical/surgical drills and saws. The aerospace and industrial markets are served by both internal company sales personnel and manufacturers' representatives. For the years ended July 31, 1995, 1994 and 1993, net sales, as a percentage of consolidated net sales, were 9%, 10% and 12%, respectively.

         Teal develops and manufactures custom electrical subsystems for OEM of semiconductor, medical imaging, printing and telecommunication systems. Outsourcing the AC power system to Teal helps the customers reduce cost and time to market, while increasing system performance and customer satisfaction. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, power distribution, and agency approvals for systems such as CT and MRI scanners, chip testers and cellular radio systems. Most of Teal's products are sold direct to its OEM customers who include it with their systems, which are sold to the end user.


Raw Materials

         Raw materials are supplied by various domestic and international vendors and availability for materials other than platinum and specialty metals is not foreseen to be a problem. Certain electronic components, platinum and specialty metals are subject to long lead times and limited availability.


Seasonality

         Generally, seasonality is not a factor in this segment.

Significant Customers

         No business has a customer which accounts for 10% or more of consolidated net sales.


Backlog

         Backlog at September 3, 1995, and September 4, 1994, was $25,197,000 and $15,166,000, respectively. The increase is primarily related to increased bookings and the acquisition of Teal.


Competitive Conditions

         The businesses in this segment are in active competition with domestic companies, some with national name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, Waber and Condor have experienced significant off-shore competition, for certain products in certain markets. Currently, the businesses are sourcing many components and products outside the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. Methods of competition are primarily quality, service, delivery and price.


Specialty Products Segment:

Products

         SL Auburn, Inc. ("Auburn"), is one of the world's major producers of aviation spark plugs and igniters, under "Spitfire(TM)" and "auburn(TM)" trademarks; and the world's largest producer of custom engineered industrial spark ignition plugs, under the "Auburn(TM)" and "Durafire(TM)" trademarks. These products convert or transfer electrical power in devices that include aircraft engines (turbine and piston), furnaces and ovens for industrial processes, motors and transformers for air conditioning, and liquid level sensors for boilers and chemical processing. New products developed for introduction in fiscal 1995 included "DuraFire(TM)" industrial spark plugs which are based on new licensed technology and certified leak-proof feed throughs which meet more stringent requirements for extreme temperatures, pressures and environmental mandates. Auburn's customers are categorized as OEM, distributors, government and end users. Auburn's products are sold by company sales representatives, warehouse distributors and independent sales representatives throughout the world. For the years ended July 31, 1995, 1994 and 1993, net sales, as a percentage of consolidated net sales, were 10%, 11% and 14%, respectively.

         SL Piping Systems, Inc., is an acknowledged leader in the shop fabrication of a wide variety of metallic piping systems used in the chemical process industry. The company also works closely with many industrial and mechanical contractors. In addition to the company's reputation with its customers for providing high quality precision welding, the application of the company's cost effective and quality enhancing pipe bending and forming techniques are preferred. The company is highly regarded for its experience in fabricating high alloy materials such as titanium, aluminum, stainless steel and the nickel alloys. Products and services include the fabrication of piping systems, jacketed piping, ASME code pressure vessels, pipe coils, modular skidded systems and specialty fabrications. Sales are made by company sales personnel and manufacturers' representatives and distributors. SL Piping Systems, Inc.'s facility is one of the largest of its type on the east coast.

         SL Modern Hard Chrome, Inc. ("MHC"), provides chromium plating services for the steel, paper and automotive industries. The company is a major supplier of these services in the Delaware Valley region, and has recently developed a presence in Western Europe. A new product, Nuchrome(TM), was introduced during 1995 and is intended for use primarily by the paper industry. Sales are made by appropriate company technical personnel.


Raw Materials

         Raw materials are supplied by various domestic vendors and availability is not foreseen to be a problem. Generally, longer lead times and price increases are becoming evident.


Seasonality

         Seasonality is not a factor in this segment.


Significant Customers

         No business has a customer which accounts for 10% or more of consolidated net sales. MHC has four customers which make up approximately seventy-five percent of its sales.


Backlog

         Backlog at September 3, 1995, and September 4, 1994, was $4,146,000 and $2,588,000, respectively. The increase is primarily related to increased bookings for future deliveries of feed throughs and aviation igniters.

Competitive Conditions

         The businesses in this segment compete primarily with companies offering similar services or products. The aviation ignition and service parts markets are global and highly competitive. There are numerous competitors in pipe fabrication which are classified according to scope and type of fabrication, location, materials and degree of difficulty. MHC competes on technology, as well as service.


Environmental

         The Registrant (together with the industries in which it operates or has operated) is subject to United States and Mexican environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Registrant and the industries are also subject to other federal, state, and local environmental laws and regulations, including those that require the Registrant to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Registrant in the future. However, it is not expected that the Registrant will be affected differently from others in its industries.

         It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. Environmental liabilities and related costs are believed to have been adequately provided for in the consolidated financial statements. Capital expenditures for these purposes for fiscal year 1995 were immaterial and are estimated to be immaterial for fiscal 1996. For additional information related to environmental issues, see Note 10 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995.

Employees

         As of September 3, 1995, the Registrant had a total of 1,639 employees. Of the total 1,639 employees, 144 employees are subject to collective bargaining agreements.

Additional Information

         For the purposes of providing additional information regarding the development of the Registrant's businesses in fiscal 1995, the "Operations Review" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995, are incorporated by reference.

ITEM 2.  PROPERTIES

                                                            Approx.          Owned or Leased
                                                            Square                 And
Location              General Character                     Footage          Expiration Date
--------              -----------------                     -------          ---------------
Power and Data Quality:
Montevideo,           Manufacture of                        26,200           Owned
   MN                 precision avionic
                      products

Matamoros,            Manufacture of                         8,600            Leased
   Mexico             precision avionic                                      11/05/97
                      products

Nogales,              Manufacture of                        43,500            Leased
   Mexico             power protection                                       04/30/96
                      products

Nogales,              Manufacture and                       51,500            Leased
   AZ                 distribution of                                        07/31/96
                      power protection
                      products

Mt. Laurel,           Corporate Office -                    15,900            Leased
   NJ                 power protection                                       11/30/99
                      products

Oxnard,               Manufacture of                        36,000            Leased
   CA                 power supply products                                  02/28/03

Mexicali,             Manufacture and                                         Leased
  Mexico              distribution of                       50,000           06/01/98
                      power supply products                 11,000           08/31/00

San Diego,            Manufacture of                        31,200            Leased
  CA                  AC power subsystems                                    03/22/00

                                                            Approx.          Owned or Leased
                                                            Square                And
Location              General Character                     Footage          Expiration Date
--------              -----------------                     -------          ---------------
Specialty Products:
Auburn,               Manufacture of                        55,000           Owned
   NY                 specialty spark
                      plugs and igniters

Newport,              Manufacture of                        32,500           Leased
   DE                 fabricated piping                                      11/30/98
                      systems

Camden,               Industrial chrome                     15,800           Owned
   NJ                 plating

Pennsauken,           Industrial chrome                     6,000            Owned
  NJ                  plating warehouse

Other:
Mt. Laurel,           Corporate Office                      4,200            Leased
   NJ                                                                        11/30/99

         All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material effect on the financial position or results of operations of the Registrant. There are no legal proceedings to which any Director or Officer of the Registrant, or any associate of any Director or Officer, is a party or has a material interest adverse to the Registrant's interest. There are no material proceedings with environmental issues, which involve penalties or sanctions. Additional information pertaining to legal proceedings is found in Note 10 to the consolidated financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995, and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter ended July 31, 1995, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                                                FISCAL 1995                                FISCAL 1994
                                               -------------                              -------------
                                           HIGH              LOW                      HIGH             LOW
                                           ----              ---                      ----             ---
Stock Prices
  1st Quarter                              4 1/2            3 7/8                    4 1/4            3
  2nd Quarter                              5                4                        4                3
  3rd Quarter                              5 1/4            4 1/2                    5                3 1/2
  4th Quarter                              6 1/4            4 3/4                    4 5/8            3 5/8
Dividends
  Cash - November                                  $.03                                       $.03
  Cash - June                                      $.03                                       $.03

   As of September 15, 1995, there were approximately 1,900 registered shareholders. A semi-annual cash dividend of $.03 per share was declared on September 21, 1995, which is payable on November 30, 1995, to shareholders of record on November 15, 1995. No stock dividend was possible, due to the deficit earnings balance at July 31, 1995. Payments of cash dividends are restricted to $600,000 per fiscal year under the Registrant's revolving credit agreement with its participating banks.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Report of Independent Public Accountants" and "Selected Quarterly Financial Data(Unaudited)" in the Annual Report to Shareholders for the fiscal year ended July 31, 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item, except for the ages and positions held with the Registrant of the executive officers, is incorporated herein by reference to the material captioned "Election of Directors" on pages 3 through 5 of the proxy statement dated October 12, 1995. The ages of the executive officers are as follows: Owen Farren, age 44, Ted D. Taubeneck, age 68, and James E. Morris, age 58. The capacities in which each served are as follows: O. Farren, President and Chief Executive Officer since April 1991 and prior thereto Executive Vice President since 1990; T.D. Taubeneck, Executive Vice President, Secretary and Treasurer since July 1988; and J.E. Morris, Vice President and Corporate Controller since September 1991 and a financial executive since 1978.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the material captioned "The Board Of Directors" and "Executive Officer Compensation" on pages 6 through 10 of the proxy statement dated October 12, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item is incorporated herein by reference to the material captioned "Principal Shareholders of the Company", "Share Ownership of Directors and Officers" and "Election of Directors" on pages 3 through 5 of the proxy statement dated October 12, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the material captioned "Executive Officer Compensation" on pages 7 through 9 of the proxy statement dated October 12, 1995.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1)  Financial Statements

         The following consolidated financial statements, related notes to consolidated financial statements and the report of independent public accountants appearing in the portions of the Registrant's Annual Report to Shareholders, filed as Exhibit 13, for the fiscal year ended July 31, 1995, are incorporated herein by reference:

                 Consolidated Statements of Earnings -
                    Years ended July 31, 1995, 1994 and 1993

                 Consolidated Balance Sheets - July 31, 1995 and 1994

                 Consolidated Statements of Shareholders' Equity -
                    Years ended July 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows -
                    Years ended July 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements

                 Report of Independent Public Accountants

(a) (2)  Financial Statement Schedules

         The following financial statement schedules for the years 1995, 1994 and 1993 are submitted herewith:

         Report of Independent Public Accountants -
            Arthur Andersen LLP

         Report of Independent Accountants -
           Coopers & Lybrand

         Schedule VIII - Valuation and Qualifying Accounts

         All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required.

(a) (3)  Exhibits

         The information called for by this section is listed in the Exhibit Index of this report.

(b)   Reports on Form 8-K

         On May 22, 1995, the Registrant filed a report on Form 8-K covering the May 1, 1995, acquisition of Teal Electronics Corporation.

         On June 8, 1995, the Registrant filed a report on Form 8-K covering the May 24, 1995, disposition of its wholly-owned subsidiary, SL LUBE\systems, Inc.

         On July 24, 1995, the Registrant filed a report on Form 8-K/A to submit financial statements and pro forma financial information for the Teal Electronics Corporation acquisition and the SL LUBE\systems, Inc. disposition.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   SL INDUSTRIES, INC.
                                                   -------------------
                                                   (Registrant)


                                                   /s/ Owen Farren
                                                   -----------------
                                                   Owen Farren, President
                                                   October 25, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been `signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Owen Farren                                    /s/ J. Dwane Baumgardner
-----------------                                  ------------------------
Owen Farren                                        J. Dwane Baumgardner
  President and Chief                                Director
  Executive Officer                                  October 20, 1995
  October 25, 1995


/s/ James E. Morris                                /s/ Dr. Edward A. Gaugler
-------------------                                -------------------------
James E. Morris                                    Dr. Edward A. Gaugler
  Vice President and                                 Director
  Corporate Controller                               October 23, 1995
  October 25, 1995


/s/ Salvatore J. Nuzzo                             /s/ George R. Hornig
----------------------                             --------------------
Salvatore J. Nuzzo                                 George R. Hornig
  Chairman of the Board                              Director
  October 20, 1995                                   October 20, 1995

                                                   /s/ Warren G. Lichtenstein
                                                   --------------------------
                                                   Warren G. Lichtenstein
                                                     Director
                                                     October 24, 1995

                                                   /s/ Robert J. Sanator
                                                   ---------------------
                                                   Robert J. Sanator
                                                     Director
                                                     October 23, 1995

                                                      COMMISSION FILE NO. 1-4987
================================================================================






                      SL INDUSTRIES, INC. AND SUBSIDIARIES

                              SUPPORTING SCHEDULES

                                      FOR

                                 ANNUAL REPORT
                                  (Form 10-K)

                                       TO

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SL Industries, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for the years ended July 31, 1995 and 1994 included in SL Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 15, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14
(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP

Philadelphia, PA
  September 15, 1995

                        [COOPERS & LYBRAND LETTERHEAD]




                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   SL Industries, Inc.:


We have audited the consolidated balance sheet of SL Industries, Inc. and subsidiaries as of July 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period ended July 31, 1993 that are incorporated by reference in this Form 10-K from the 1995 Annual Report to Shareholders of SL Industries, Inc. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SL Industries, Inc. and subsidiaries as of July 31, 1993, and the consolidated results of their operations and their cash flows for the period ended July 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                /s/ COOPERS & LYBRAND
                                                ---------------------
                                                COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 20, 1993

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                                 (In Thousands)


---------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                 -----------------------------
                             Balance at          Charged to           Charged                              Balance at
                             Beginning           Costs and            to Other                             End of
   Description               of Period           Expenses             Accounts          Deductions         Period
---------------------------------------------------------------------------------------------------------------------
YEAR 1995
Allowance for:
 doubtful accounts               $256             $  175              $ 63              $   41(b)          $  453
                                 ====             ======              ====              ======             ======
 customer credits                $528             $2,701              $---              $1,862(c)          $1,367
                                 ====             ======              ====              ======             ======

YEAR 1994
Allowance for:
 doubtful accounts               $258             $   50              $111              $  163(b)           $256
                                 ====             ======              ====              ======              ====
 customer credits                $305             $2,200              $---              $1,977(c)           $528
                                 ====             ======              ====              ======              ====

YEAR 1993
Allowance for:
 doubtful accounts               $241             $   83              $ 25(a)           $   91(b)           $258
                                 ====             ======              ====              ======              ====
 customer credits                $656             $1,330              $---              $1,681(c)           $305
                                 ====             ======              ====              ======              ====




----------------

(a)      Due to acquisitions.
(b)      Accounts receivable written off, net of recoveries.
(c)      Primarily for customer advertising programs.

                               INDEX TO EXHIBITS

         The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

Exhibit #       Description
---------       -----------
   3.1          Articles of Incorporation.  Incorporated by
                reference to Exhibit 3-A to the Registrant's
                report on Form 10-K for the fiscal years ended
                July 31, 1985, July 31, 1986, July 31, 1987,
                and July 31, 1988.

   3.2          By-Laws.  Incorporated by reference to Exhibit
                3 to the Registrant's report on Form 10-Q dated October 31, 1994.

  10.1          Supplemental Compensation Agreement for the
                Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Registrants report on Form 8 dated November 9, 1990.

  10.2          Chairman's Executive Severance Agreement.
                Incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 8 dated
                November 9, 1990.

  10.3          First Amendment to Chairman's Executive
                Severance Agreement and to Supplemental
                Compensation Agreement. Incorporated by reference to Exhibit 10.3.1 to the Registrant's report on Form 8 dated November 9, 1990.

  10.4          Second Amendment to Chairman's Executive
                Severance Agreement and to Supplemental
                Compensation Agreement. Incorporated by reference to Exhibit 10.3.2 to the Registrant's report on Form 8 dated November 9, 1990.

  10.5          Third Amendment to Chairman's Executive
                Severance Agreement and to Supplemental
                Compensation Agreement. Incorporated by reference to Exhibit 10.3.3 to the Registrant's report on Form 8 dated November 9, 1990.

  10.6          Fourth Amendment to Chairman's Executive
                Severance Agreement and to Supplemental
                Compensation Agreement. Incorporated by reference to Exhibit 10.3.2 to the Registrant's report on Form 8 dated November 9, 1990.

Exhibit #       Description
---------       -----------
  10.7          Deferred Supplemental Compensation Agreement
                with Grant Heilman.  Incorporated by reference
                to Exhibit 10.4.5 to the Registrant's report
                on Form 8 dated November 9, 1990.

  10.8 Deferred Supplemental Compensation Agreement with William Hess. Incorporated by reference to Exhibit 10.4.6 to the Registrant's report on Form 8 dated November 9, 1990.

  10.9          Supplemental Compensation Agreement for
                the Benefit of Donald J. Lloyd-Jones.
                Incorporated by reference to Exhibit 10.5.1 to the Registrant's report on Form 8 dated
                November 9, 1990.

  10.10         Supplemental Compensation Agreement for the
                Benefit of Salvatore J. Nuzzo. Incorporated by reference to Exhibit 10.5.3 to the Registrant's report on Form 8 dated November 9, 1990.

  10.11         Supplemental Compensation Agreement for the
                Benefit of Marlin Miller, Jr. Incorporated by reference to Exhibit 10.5.4 to the Registrant's report on Form 8 dated November 9, 1990.

  10.12         Supplemental Compensation Agreement for the
                Benefit of Grant Heilman. Incorporated by reference to Exhibit 10.5.5 to the Registrant's report on Form 8 dated November 9, 1990.

  10.13         Supplemental Compensation Agreement for the
                Benefit of William M. Hess. Incorporated by reference to Exhibit 10.5.6 to the Registrant's report on Form 8 dated November 9, 1990.

  10.14         1988 Deferred Compensation Agreement with a
                Certain Officer.  Incorporated by reference to
                Exhibit 10.6 to the Registrant's report on Form 8 dated November 9, 1990.

  10.15         Death Benefit Arrangement with Certain
                Officers adopted by Board Resolution dated
                September 18, 1975. Incorporated by reference to Exhibit 10.7 to the Registrant's report on Form 8 dated November 9, 1990.

Exhibit #       Description
---------       -----------
  10.16         Non-Qualified Stock Option Agreement dated
                June 19, 1991.  Incorporated by reference to
                Exhibit 10-A to the Registrant's report on
                Form 10-K for the fiscal year ended July 31, 1991.

  10.17         Non-Qualified Stock Option Agreement dated
                September 25, 1991. Incorporated by reference to Exhibit 10-B to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1991.

  10.18         Severance Pay Agreement with Owen Farren.
                Incorporated by reference to Exhibit 10-C to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1991.

  10.19         Severance Pay Agreement with Ted D. Taubeneck.
                Incorporated by reference to Exhibit 10-D to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1991.

  10.20         Deferred Compensation Agreement with James E.
                Morris.  Incorporated by reference to Exhibit
                10-E to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1991.

  10.21         1991 Long Term Incentive Plan of SL Industries,
                Inc. Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-53274, filed
                October 14, 1992.

  10.22         SL Industries, Inc. Non-Employee Director
                Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registration Statement
                No. 33-63681, filed October 25, 1995.

  10.23         Capital Accumulation Plan.

  11            Statement Re Computation of Per Share Earnings
                (transmitted herewith).

  13 Portions of Annual Report to Shareholders for the fiscal year ended July 31, 1995
                (transmitted herewith).

  17 Letter Re Director Resignation. Incorporated by reference to the Registrant's report on Form 8-K filed on October 20, 1992.

Exhibit #       Description
---------       -----------
  22            Subsidiaries of the Registrant (transmitted
                herewith).

  24            Consent of Independent Public Accountants -
                  Arthur Andersen LLP (transmitted herewith).

  24A           Consent of Independent Accountants -
                  Coopers & Lybrand L.L.P. (transmitted herewith).

  27            Financial Data Schedule
                (Schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities
                Exchange Act of 1934).

  28 Annual Report on Form 11-K (to be filed by by amendment).