Form 10-Q
period 1995-10-31
SL INDUSTRIES INC
filed 1995-12-13
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period        to
                                             ------    ------

                         Commission file number 1-4987

                              SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                             NEW JERSEY                                                   21-0682685
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

           520 FELLOWSHIP ROAD, SUITE 306C, MT. LAUREL, NJ                                   08054
              (Address of principal executive offices)                                    (Zip Code)

       Registrant's telephone number, including area code:  609-727-1500

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
     Yes  X    No
        ------   -----

     The number of shares of common stock outstanding as of December 1, 1995, was 5,703,430.

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              SL INDUSTRIES, INC.
                          Consolidated Balance Sheets


                                                                          October 31,           July 31,
                                                                             1995                 1995
                                                                         -------------        -------------
                                                                          (Unaudited)               *
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $       ---          $   577,000
  Receivables, less allowances
    of $2,153,000 and $1,820,000, respectively  . . . . . . . . . .       14,708,000           12,442,000
  Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . .       20,494,000           20,622,000
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .        1,150,000              890,000
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .        2,851,000            2,457,000
                                                                         -----------          -----------
       Total current assets . . . . . . . . . . . . . . . . . . . .       39,203,000           36,988,000
                                                                         -----------          -----------
Property, plant and equipment,
  less accumulated depreciation of
  $12,969,000 and $12,468,000, respectively . . . . . . . . . . . .       10,120,000           10,173,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .          595,000              551,000
Cash surrender value of life insurance policies . . . . . . . . . .        6,747,000            6,595,000
Intangible assets, less accumulated amortization of
  $929,000 and $782,000, respectively . . . . . . . . . . . . . . .        7,429,000            7,468,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          370,000              381,000
                                                                         -----------          -----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .      $64,464,000          $62,156,000
                                                                         ===========          ===========

LIABILITIES
Current liabilities:
  Long-term debt due within one year  . . . . . . . . . . . . . . .      $   187,000          $   187,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .        6,549,000            5,658,000
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .        1,386,000            1,140,000
  Accrued liabilities:
    Payroll and other related costs . . . . . . . . . . . . . . . .        3,878,000            3,938,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,646,000            4,136,000
                                                                         -----------          -----------
       Total current liabilities  . . . . . . . . . . . . . . . . .       16,646,000           15,059,000
                                                                         -----------          -----------
Long-term debt less portion due within one year . . . . . . . . . .       17,320,000           17,373,000
Deferred compensation and supplemental retirement benefits  . . . .        3,438,000            3,322,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        1,402,000            1,472,000
                                                                         -----------          -----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .      $38,806,000          $37,226,000
                                                                         -----------          -----------
Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       ---          $       ---
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,805,000 and 7,773,000 shares, respectively. . . . . . .        1,561,000            1,555,000
Capital in excess of par value  . . . . . . . . . . . . . . . . . .       33,871,000           33,735,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .         (372,000)            (958,000)
Treasury stock at cost, 2,141,000 and 2,141,000 shares,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,402,000)          (9,402,000)
                                                                         -----------          -----------
       Total shareholders' equity . . . . . . . . . . . . . . . . .       25,658,000           24,930,000
                                                                         -----------          -----------
       Total liabilities & shareholders' equity . . . . . . . . . .      $64,464,000          $62,156,000
                                                                         ===========          ===========

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      Consolidated Statements of Earnings




                                                                 Three Months Ended
                                                                   October 31,
                                                                1995           1994
                                                            -----------    -----------
                                                            (Unaudited)          *
Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $28,939,000    $20,428,000
                                                            -----------    -----------
Cost and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . .    18,978,000     13,608,000
  Engineering and product development expenses  . . . . .     1,072,000        694,000
  Selling, general and administrative expenses  . . . . .     6,817,000      4,661,000
  Depreciation and amortization . . . . . . . . . . . . .       663,000        482,000
                                                            -----------    -----------
Total cost and expenses . . . . . . . . . . . . . . . . .    27,530,000     19,445,000
                                                            -----------    -----------
Income from operations  . . . . . . . . . . . . . . . . .     1,409,000        983,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . .        47,000          2,000
  Interest expense  . . . . . . . . . . . . . . . . . . .      (296,000)      (174,000)
                                                            -----------    -----------
Income before income taxes  . . . . . . . . . . . . . . .     1,160,000        811,000
Provision for federal and state income taxes. . . . . . .       403,000        294,000
                                                            -----------    -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   757,000    $   517,000
                                                            ===========    ===========

Net income per common share . . . . . . . . . . . . . . .   $      0.13    $      0.09
                                                            ===========    ===========

Weighted average shares outstanding . . . . . . . . . . .     5,654,000      6,005,000

Cash dividend per share . . . . . . . . . . . . . . . . .          $.03           $.03


* Reclassified to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     Consolidated Statements Of Cash Flows


                                                                                 Three Months Ended
                                                                                     October 31,
                                                                             1995                 1994
                                                                        -------------         -------------
                                                                         (Unaudited)                *
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 757,000          $   517,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .   491,000              398,000
      Amortization of intangible assets and deferred charges . . . . . . .   172,000               84,000
      Provisions for losses on accounts receivable . . . . . . . . . . . .    37,000               17,000
      Additions to deferred charges and other assets . . . . . . . . . . .  (107,000)              (6,000)
      Cash surrender value of life insurance premiums  . . . . . . . . . .  (152,000)            (232,000)
      Supplemental retirement benefits . . . . . . . . . . . . . . . . . .   232,000              142,000
      Deferred compensation cash payments  . . . . . . . . . . . . . . . .  (112,000)            (112,000)
      Increase in deferred income taxes  . . . . . . . . . . . . . . . . .  (438,000)                 ---
      Gain on the sale of equipment  . . . . . . . . . . . . . . . . . . .   (16,000)              (1,000)
      Cash dividends declared, but not paid  . . . . . . . . . . . . . . .  (170,000)            (180,000)
      Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .(2,303,000)             117,000
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .   128,000               81,000
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .  (260,000)            (311,000)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .   891,000             (489,000)
        Other accrued liabilities  . . . . . . . . . . . . . . . . . . . .   376,000             (563,000)
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .   246,000               (7,000)
                                                                         -----------          -----------
                     NET CASH USED IN OPERATING ACTIVITIES .  . . .      $  (228,000)         $  (545,000)
                                                                         -----------          -----------
INVESTING ACTIVITIES:
  Proceeds from sales of equipment . . . . . . . . . . . . . . . . . . . .    18,000                7,000
  Purchases of property, plant and equipment . . . . . . . . . . . . . . .  (456,000)            (346,000)
                                                                         -----------          -----------
                     NET CASH USED IN INVESTING ACTIVITIES .  . . .      $  (438,000)         $  (339,000)
                                                                         -----------          -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . .       ---            1,100,000
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . .   (53,000)            (453,000)
  Proceeds from stock options exercised  . . . . . . . . . . . . . . . . .   142,000               40,000
                                                                         -----------          -----------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . $    89,000          $   687,000
                                                                         -----------          -----------
                     NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .  (577,000)            (197,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . .   577,000              197,000
                                                                         -----------          -----------
                     CASH AND CASH EQUIVALENTS AT OCTOBER 31,  . . . . . $         0          $         0
                                                                         ===========          ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $282,000             $170,000
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $583,000             $251,000


*Contains reclassifications to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



          1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of October 31, 1995, and July 31, 1995, the results of operations for the three-month periods ended October 31, 1995 and 1994, and the cash flows for the three-month periods ended October 31, 1995 and 1994.

          2. Inventories at October 31, 1995, and July 31, 1995, were as follows:

                                                  October 31,                 July 31,
                                                     1995                       1995
                                                 -----------                -----------
                 Raw materials                   $10,031,000                $ 9,060,000
                 Work in process                   4,126,000                  3,259,000
                 Finished goods                    6,337,000                  8,303,000
                                                 -----------                -----------
                                                 $20,494,000                $20,622,000
                                                 ===========                ===========

          3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1995.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Liquidity and Capital Resources

          Principal uses of cash during the first three months of fiscal 1996 were $228,000 by operating activities and $438,000 by investing activities, while financing activities provided cash of $89,000. The net cash used by investing activities was primarily for purchases of manufacturing equipment.

          The Registrant's borrowing capacity at October 31, 1995, remained above its use of outside financing. As of October 31, 1995, the Registrant had $4,703,000 available under its $22,000,000 Revolving Credit Agreement since $297,000 was allocated to outstanding trade letters of credit, $6,300,000 utilized to purchase substantially all of the assets of Teal Electronics Corporation on May 8, 1995, $7,100,000 utilized to purchase all of the stock of Condor D.C. Power Supplies, Inc., and all of the assets of Electronica Condor de Mexico, S.A. de C.V., on February 16, 1993, $1,570,000 utilized for working capital requirements and $2,030,000 utilized to purchase 507,361 shares of common stock held by two former directors, Wilmer
          J. Thomas, Jr. and Martin Solomon. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, restricts the payment of cash dividends to $600,000 per fiscal year, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of December 31, 1997. Also, as of October 31, 1995, the Registrant had $6,747,000 available from the cash surrender value of its life insurance policies.

          During the three-month period ended October 31, 1995, the ratio of current assets to current liabilities decreased slightly from 2.5 to 1 to 2.4 to 1, primarily because of an 11% increase in current liabilities, as compared to a 6% increase in current assets.

          Capital expenditures for the three-month period ended October 31, 1995, amounted to $456,000 and, as mentioned above, were primarily for purchases of manufacturing equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

          The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.


          Results of Operations

          FISCAL 1996 COMPARED TO FISCAL 1995
          Consolidated net sales for the three-month period ended October 31, 1995, increased 42%, as compared to the net sales realized during the corresponding period a year ago. This increase came primarily from companies within the Power and Data Quality segment, where continued growth was realized. In addition the increase included the contribution made by Teal Electronics Corporation ("Teal"), which was acquired in May 1995. An analysis of net sales by business segment for the three-month period ended October 31, 1995, as compared to the same period of the prior year, is as follows:

          Power and Data Quality Segment -
          For the three-month period, net sales for the Power and Data Quality segment increased 55%, when compared to net sales of the prior year. If Teal's net sales were excluded from the three-month period, an increase of 34% would have been realized. For the three-month period, sales of surge protection and uninterruptible power supplies increased primarily as a result of increased market share and the sales of new products, sales of standard and custom AC-DC power supplies increased primarily as a result of new customer programs and increased demand and sales of precision motor products increased primarily as a result of increased volume.

          Specialty Products Segment -
          For the three-month period, net sales for the Specialty Products segment decreased 3%, when compared to net sales reported for the preceding year. If SL LUBE/systems, Inc.'s ("LUBE") net sales were excluded from the prior periods three-month results, net sales increased 6%, as compared to the same period last year. For the three-month period, sales of aviation and industrial igniters and pipe fabrication products increased. These increases were primarily demand related. Sales of chrome plating services decreased primarily due to corrugated paper machinery manufacturers switching to alternative coatings. This was partially offset by sales of chrome plating services using "NUchrome(TM)", which is an improved chrome plating product and process.


          COST OF SALES
          Cost of sales for the three-month period increased 40%, as compared to last year. If Teal's and LUBE's results were excluded from the three-month periods, cost of sales for the three-month period increased 27%, as compared to last year.
          This increase was primarily related to increased volume. As a percentage of net sales, cost of sales for the three-month period was 66%, as compared to 67% for the corresponding period a year ago. Again, if Teal's and LUBE's results were excluded, cost of sales, as a percentage of net sales, was 67% for both years. As a percentage of net sales, cost reduction efforts and improved efficiencies within the Power and Data Quality segment were offset by unfavorable product mix and higher manufacturing costs within the Specialty Products segment, primarily those associated with the development of "NUchrome(TM)".

          ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
          For the three-month period, engineering and product development expenses increased 55%, as compared to the same period last year. If Teal's and LUBE's results were excluded from the three-month periods, engineering and product development expenses increased 26%, as compared to the same period last year. These increases were primarily related to the development of new products within the Power and Data Quality segment. As a percentage of net sales, engineering and product development expenses were 4%, as compared to 3%, last year. Again, if Teal's and LUBE's results were excluded, engineering and product development expenses, as a percentage of net sales, were 3%, as compared to 4% for the corresponding period a year ago.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
          For the three-month period, selling, general and administrative expenses increased 46%, as compared to last year. If Teal's and LUBE's results were excluded from the three-month periods, selling, general and administrative expenses increased 38%, as compared to the same period last year. These increases were primarily related to increased volume and increased marketing expenses. As a percentage of net sales, selling, general and administrative expenses, even if Teal and LUBE are excluded, were 24%, as compared to 23%, last year. This increase was primarily related to increased marketing expenses.


          DEPRECIATION AND AMORTIZATION EXPENSE
          Depreciation and amortization expense for the three-month period increased 38%, as compared to last year. The increase is primarily related to the acquisition of Teal and includes the amortization of goodwill and trademarks. If you exclude the depreciation and amortization expense related to the addition of Teal, the expense for the three-month period increased 10%, as compared to last year.

          INTEREST
          Interest income for the three-month period increased $45,000 as compared to last year. This increase included a nonrecurring item in the amount of $31,000. The remaining increase was a result of additional cash available for investment at higher interest rates, as compared to the same three-month period a year ago. Interest expense for the three-month period increased 70%, as compared to last year. This increase resulted primarily from the utilization of our revolving line of credit for the acquisition of Teal, as well as from increased interest rates.


          TAXES
          The effective tax rate for the three-month period was 35%, as compared to 36%, a year ago.



          PART II - OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote of Security Holders

          The regular annual meeting of shareholders of the Registrant was held on November 17, 1995. The meeting was held to elect seven directors to serve for one year, to vote on an amendment to the 1991 Long Term Incentive Plan, to approve the appointment of a certified public accounting firm to serve as auditors for fiscal year 1996, and to vote on a shareholder proposal restricting the selection of directors.

          The votes cast for all nominees were as follows:

                      Name                             For
              ---------------------                 ---------
              Baumgardner, J. Dwane                 4,279,580
              Farren, Owen                          4,280,417
              Gaugler, Edward A.                    4,282,346
              Hornig, George R.                     4,169,382
              Litchtenstein, Warren                 4,169,977
              Nuzzo, Salvatore J.                   4,279,619
              Sanator, Robert J.                    4,281,649

          All of the above nominees for the board of directors were elected.

     The votes cast for and against approving the amendment to the Long Term Incentive Plan were as follows:
          For       2,034,206     Against      1,070,053    Abstain     124,750

     The amendment to the Long Term Incentive Plan was approved, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.


     The votes cast for and against approving the appointment of Arthur Andersen LLP as auditors for fiscal year 1996 were as follows:
          For       4,704,011     Against     22,469       Abstain      43,127

     The appointment of Arthur Andersen LLP as auditors was approved, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.


     The votes cast for and against the proposal to restrict the election of directors were as follows:
          For       657,321       Against     2,176,252    Abstain      395,135

     The proposal to restrict the election of directors was not approved, since this proposal did not received the required affirmative vote of a majority of the votes cast at the annual meeting.



     Item 6.    Exhibits and Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended October 31, 1995.

                                  Signatures




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      SL INDUSTRIES, INC.
                                                      -------------------
                                                      Registrant





     Dated: December 11, 1995                    Owen Farren
            -----------------                    -----------------------
                                                 Owen Farren
                                                 President and
                                                 Chief Executive Officer




     Dated: December 8, 1995                     James E. Morris
            ----------------                     -----------------------
                                                 James E. Morris
                                                 Vice President,
                                                 Corporate Controller,
                                                 Treasurer and Secretary

                               INDEX TO EXHIBITS


     The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:


            Exhibit                Description                      Page
            -------         ------------------------                ----
              11            Statement Re Computation                 13
                            of Per Share Earnings

              27            Financial Data Schedule                  14