Form 10-K/A
period 1995-07-31
SL INDUSTRIES INC
filed 1996-01-29
CIK 89270

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                  FORM 10-K/A
                                 ANNUAL REPORT




 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              AMENDMENT #1 FOR THE FISCAL YEAR ENDED JULY 31, 1995

           FORM 11-K FOR SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN





                             SL INDUSTRIES, INC.


                        520 FELLOWSHIP ROAD, SUITE 306-C
                             MT. LAUREL, NJ  08054
                 (Name & address of Principal Executive Offices
                        of the issuer of the Securities)


                                   21-0682685
                      (I.R.S. Employer Identification No.)





DOCUMENTS INCORPORATED BY REFERENCE:
COMPANY'S FORM S-8 REGISTRATION STATEMENT (FILE NO. 33-31805)

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


                                   SL INDUSTRIES, INC. SAVINGS & PENSION PLAN





                                        /s/ James E. Morris
                                        -------------------
                                            James E. Morris
                                            Plan Administrator
                                            January 29, 1996

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                             --------------------

                                                                                 Pages
                                                                                 -----
Report of Independent Public Accountants -
  Arthur Andersen LLP                                                               4

Financial Statements:
  Statements of Net Assets Available for Plan
  Benefits, July 31, 1995 and 1994                                                 5-6

  Statements of Changes in Net Assets Available
  for Plan Benefits for the years ended
  July 31, 1995 and 1994                                                           7-8

Notes to Financial Statements                                                      9-12

Supplemental Schedules:
  Schedules of Assets Held for Investment Purposes -
  July 31, 1995 and 1994                                                          13-14

  Schedule of Reportable Transactions for the year
  ended July 31, 1995                                                               15

Consent of Independent Public Accountants -
  Arthur Andersen LLP                                                               16

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Plan Administrator
 SL Industries, Inc.  Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL Industries, Inc. Savings and Pension Plan as of July
31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of July 31, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for the plan benefits and the statements of changes in net assets available for plan benefits are presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Philadelphia, Pa.,
 January 25, 1996

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                 JULY 31, 1995






                                                                                                 Indexed            Diversified
                                                        Guaranteed           Balanced             Stock                Stock
                                                           Fund                Fund                Fund                Fund
                                                      ------------        ------------        ------------         ------------
NET ASSETS

Investments                                             $3,981,648            $650,784            $440,789             $947,474

Participant loans receivable                                   ---                 ---                 ---                  ---

Contributions receivable:
  Employer                                                  88,317              27,299              16,581               34,205
  Participants                                              23,258               9,142               4,826               10,594
                                                       ------------        ------------        ------------         ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $4,093,223            $687,225            $462,196             $992,273
                                                       ============        ============        ============         ============


NET ASSETS AVAILABLE FOR PLAN BENEFITS

       Active participants                              $2,043,405            $587,264            $357,802             $663,292

       Separated participants                            2,049,818              99,961             104,394              328,981
                                                       ------------        ------------        ------------         ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $4,093,223            $687,225            $462,196             $992,273
                                                       ============        ============        ============         ============

                                                           SL
                                                       Industries
                                                          Inc.                 Loans
                                                         Common                 to
                                                         Stock             Participants           Combined
                                                      ------------         ------------         ------------
NET ASSETS

Investments                                             $1,148,993         $        ---           $7,169,688

Participant loans receivable                                   ---              172,066              172,066

Contributions receivable:
  Employer                                                  19,172                  ---              185,574
  Participants                                               3,087                  ---               50,907
                                                       ------------         ------------         ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $1,171,252             $172,066           $7,578,235
                                                       ============         ============         ============


NET ASSETS AVAILABLE FOR PLAN BENEFITS

       Active participants                                $932,803             $153,098           $4,737,664

       Separated participants                              238,449               18,968            2,840,571
                                                       ------------         ------------         ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $1,171,252             $172,066           $7,578,235
                                                       ============         ============         ============




NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                 JULY 31, 1994






                                                                                                 Indexed           Diversified
                                                        Guaranteed           Balanced             Stock               Stock
                                                           Fund                Fund               Fund                Fund
                                                       ------------         ------------       ------------        ------------
NET ASSETS

Investments                                              $3,579,456          $460,767             $315,837           $623,804

Participant loans receivable                                    ---              ---                   ---                ---

Contributions receivable:
  Employer                                                   87,142            24,860               17,713             29,754
  Participants                                               23,130            11,298                9,661             14,600
                                                        ------------      ------------         ------------       ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS            $3,689,728          $496,925             $343,211           $668,158
                                                       =============     =============         ============       ============


NET ASSETS AVAILABLE FOR PLAN BENEFITS

       Active participants                               $1,713,992          $411,278             $280,543           $473,965

       Separated participants                             1,975,736            85,647               62,668            194,193
                                                        ------------      ------------         ------------       ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS            $3,689,728          $496,925             $343,211           $668,158
                                                       =============      ============         ============       ============

                                                                 SL
                                                             Industries,
                                                                Inc.               Loans
                                                               Common                to
                                                                Stock           Participants        Combined
                                                            ------------        -------------     ------------
NET ASSETS

Investments                                                    $728,285         $         ---       $5,708,149

Participant loans receivable                                        ---               174,382          174,382

Contributions receivable:
  Employer                                                       21,474                    --          180,943
  Participants                                                    4,217                    --           62,906
                                                            ------------         -------------     ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS                  $753,976              $174,382       $6,126,380
                                                            ============         =============     ============


NET ASSETS AVAILABLE FOR PLAN BENEFITS

       Active participants                                     $634,400              $173,797       $3,687,975

       Separated participants                                   119,576                   585        2,438,405
                                                            ------------          ------------     ------------

 TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS                  $753,976              $174,382       $6,126,380
                                                            ============          ============     ============





NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                       FOR THE YEAR ENDING JULY 31, 1995






                                                                                                                Indexed
                                                                     Guaranteed           Balanced               Stock
                                                                        Fund                Fund                  Fund
                                                                    ------------         ------------          ------------
ADDITIONS:
  Interest and dividend income                                         $276,234              $10,944                $3,318

  Contributions:
    Employer                                                             88,317               27,299                16,581
    Participant                                                         261,126              119,003                73,535

  Net appreciation of investments                                           ---               68,636                84,402

  Loan repayments                                                        39,352                8,430                 9,391

  Transfers                                                              84,332              (10,541)              (62,895)
                                                                    ------------          ------------          ------------

     TOTAL ADDITIONS                                                    749,361              223,771               124,332
                                                                    ------------          ------------          ------------

DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                                         289,270               20,321                 4,374

  Loans to participants                                                  56,596               13,150                   973
                                                                    ------------          -----------           -----------

     TOTAL DEDUCTIONS                                                   345,866               33,471                 5,347
                                                                    ------------          -----------           -----------

Net additions (deductions) in net assets
  available for plan benefits                                           403,495              190,300               118,985

Net assets available for plan benefits at beginning of year           3,689,728              496,925               343,211
                                                                    ------------         ------------          ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
   AT END OF YEAR                                                    $4,093,223             $687,225              $462,196
                                                                    ============         ============          ============

                                                                                     SL
                                                                                 Industries
                                                             Diversified            Inc.                 Loans
                                                                Stock              Common                 to
                                                                 Fund              Stock            Participants        Combined
                                                            ------------        ------------         ------------     ------------
ADDITIONS:
  Interest and dividend income                                  $7,858               $13,137        $    ---              $311,491

  Contributions:
    Employer                                                     34,205              129,763             ---               296,165
    Participant                                                 122,549               34,359             ---               610,572

  Net appreciation of investments                               159,947              262,960             ---               575,945

  Loan repayments                                                21,622                2,642         (81,437)                  ---

  Transfers                                                      (6,504)              (4,392)            ---                   ---
                                                            ------------          -----------    ------------         ------------

     TOTAL ADDITIONS                                            339,677              438,469         (81,437)            1,794,173
                                                            ------------          -----------    ------------         ------------

DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                                   2,970               21,193           4,190               342,318

  Loans to participants                                          12,592                  ---         (83,311)                  ---
                                                            ------------         ------------    ------------          ------------

     TOTAL DEDUCTIONS                                            15,562               21,193         (79,121)              342,318
                                                            ------------         ------------    ------------          ------------

Net additions (deductions) in net assets
  available for plan benefits                                   324,115              417,276          (2,316)            1,451,855

Net assets available for plan benefits at beginning of year     668,158              753,976         174,382             6,126,380
                                                            ------------         ------------    ------------          ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
   AT END OF YEAR                                              $992,273           $1,171,252        $172,066            $7,578,235
                                                            ============         ============    ============          ============




NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                       FOR THE YEAR ENDING JULY 31, 1994






                                                                                                           Indexed
                                                              Guaranteed             Balanced               Stock
                                                                 Fund                  Fund                 Fund
ADDITIONS:                                                    ------------         ------------         ------------
  Interest and dividend income                                    $283,243               $5,379               $2,878

  Contributions:
    Employer                                                        78,036               15,673               17,609
    Participant                                                    220,596              105,210               68,471

  Net appreciation of investments                                      ---                3,834                9,776

  Loan repayments                                                   23,111                3,324                4,404

  Transfers                                                        (39,006)              34,903               12,532
                                                               ------------        ------------         ------------
     TOTAL ADDITIONS                                               565,980              168,323              115,670
                                                               ------------        ------------         ------------

DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                                    765,260                  725                3,544

  Loans to participants                                             78,000               10,950               19,920
                                                               ------------         ------------         ------------

     TOTAL DEDUCTIONS                                              843,260               11,675               23,464
                                                               ------------         ------------         ------------

Net additions (deductions) in net assets
  available for plan benefits                                     (277,280)             156,648               92,206

Net assets available for plan benefits at beginning of year      3,967,008              340,277              251,005
                                                               ------------         ------------         ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
   AT END OF YEAR                                               $3,689,728             $496,925             $343,211
                                                               ============         ============         ============

                                                                                          SL
                                                                                      Industries
                                                              Diversified                Inc.                      Loans
                                                                 Stock                  Common                      to
                                                                  Fund                   Stock                 Participants
                                                               ------------           ------------             ------------
ADDITIONS:
  Interest and dividend income                                       $6,334                 $9,718             $        ---

  Contributions:
    Employer                                                         28,382                116,096                      ---
    Participant                                                     101,086                 31,130                      ---

  Net appreciation of investments                                    23,093                109,546                      ---

  Loan repayments                                                    13,062                  2,481                  (46,382)

  Transfers                                                          11,647                (20,076)                     ---
                                                                ------------           ------------             ------------

     TOTAL ADDITIONS                                                183,604                248,895                  (46,382)
                                                                ------------           ------------             ------------

DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                                       5,028                 13,493                   (4,176)

  Loans to participants                                              32,630                    ---                 (141,500)
                                                                ------------           ------------             ------------

     TOTAL DEDUCTIONS                                                37,658                 13,493                 (145,676)
                                                                ------------           ------------             ------------

Net additions (deductions) in net assets
  available for plan benefits                                       145,946                235,402                   99,294

Net assets available for plan benefits at beginning of year         522,212                518,574                   75,088

NET ASSETS AVAILABLE FOR PLAN BENEFITS
   AT END OF YEAR                                                  $668,158               $753,976                 $174,382
                                                                ============           ============             ============




                                                                       Combined
                                                                     ------------
ADDITIONS:
  Interest and dividend income                                           $307,552

  Contributions:
    Employer                                                              255,796
    Participant                                                           526,493

  Net appreciation of investments                                         146,249

  Loan repayments                                                             ---

  Transfers                                                                   ---
                                                                      ------------

     TOTAL ADDITIONS                                                    1,236,090
                                                                      ------------

DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                                           783,874

  Loans to participants                                                       ---
                                                                      ------------

     TOTAL DEDUCTIONS                                                     783,874
                                                                      ------------

Net additions (deductions) in net assets
  available for plan benefits                                             452,216

Net assets available for plan benefits at beginning of year             5,674,164
                                                                      ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
   AT END OF YEAR                                                      $6,126,380
                                                                      ============





NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                         NOTES TO FINANCIAL STATEMENTS


1.      Description of Plan and Summary of
        Significant Accounting Policies

        Description of Plan:

        SL Industries, Inc. Savings and Pension Plan (the "Plan"), originally adopted May 1, 1976, is a defined contribution savings and pension plan covering substantially all non-union employees of SL Industries, Inc. who have completed one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Participants should refer to the Summary Plan Description for more complete information with respect to the provisions of the Plan.


        Investments:

        As part of the Plan provisions, participants may invest in SL Industries, Inc. Common Stock ("Common Stock") and/or in various combinations of four funds: Guaranteed Fund, Balanced Fund, Indexed Stock Fund, and Diversified Stock Fund. All income, gains or other amounts from any investment are reinvested in the same investment from which they are received. The amounts are then allocated, as appropriate, to each Participant's account balance.

        The Guaranteed Fund represents deposit contracts with John Hancock Mutual Life Insurance Company. Contributions are maintained in a pooled account. The account is credited with earnings on the underlying investments at rates guaranteed by the contracts and charged for Plan withdrawals. The financial statements reflect the contract value as reported by John Hancock as of the Plan year-end.

        The remaining funds are all John Hancock separate investment accounts and are carried at market value as reported by John Hancock as of the Plan year-end. The fair value of the SL Industries, Inc. Common Stock is based on the market price as quoted in the New York Stock Exchange on the Plan year-end.

        The Plan presents in the statement of changes in net assets the net appreciation in investments which consists of the realized gains or losses and the unrealized appreciation of those investments.

        Interest and dividend income are recorded as earned on an accrual basis.

        Contributions:

                 Elective Contributions:
                 Employees' contributions are based upon authorized payroll withholdings. Participants may make elective deferrals of up to 20% of their annual base compensation.

                 Matching Employer Contributions:

                 The employer's match is twenty-five percent (25%) of the participant's elective deferrals, not to exceed two percent (2%) of participant's compensation. Matching employer contributions are invested solely in Common Stock of SL Industries, Inc.

                 Profit Sharing Contributions:

                 A profit sharing contribution is made annually to all Plan participants who have a credited year of service during the Plan year and is equal to two percent (2%) of the participant's W-2 wages for the previous calendar year. This is a discretionary contribution determined by resolution of the Board of Directors. Profit sharing contributions are invested in accordance with the election of each participant.


        Benefits:

        At the time of separation, the vested portion of a participant's account represents the participant's accumulated benefit. At the end of a break in service year, as defined under the Plan, a participant may elect to: (1) continue to invest their accumulated benefit in the Plan until their normal retirement date at which time the value of their account will be utilized to purchase an annuity; (2) receive payment in one lump sum; or (3) to have any portion paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

        At the normal retirement date, age 65, a participant may elect to receive their retirement benefit in one lump sum payment, in various types of installments, or in the form of a qualified joint and survivor annuity. The amount of benefit payment depends on the value of the participant's account and the retirement benefit option the participant elects.


        Vesting:

        Participants become immediately vested in their elective deferral contributions plus actual earnings and their employer's profit sharing contributions. Employer matching contributions become vested as follows:

                                                                       Percentage
                                                                       ----------
        Years of Service                                                   Vested
        ----------------                                                   ------
        Five years or more                                                  100%
        Four years or more, but
            less than five years                                             75%
        Three years or more, but
            less than four years                                             50%
        Less than three years                                                 0%

        In determining years of service for vesting, the Plan considers service from the participant's date of hire. The nonvested portion of a participant's account, if any, will be forfeited after a one year break in service. Forfeitures will be allocated to the remaining participants' accounts on a prorata basis as defined by the Plan.


        Participant Loans:

        The Plan may make loans to a participant, taking as collateral the participant's account balance. The minimum loan amount is $500 and may not exceed the lesser of $50,000 or 50% of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable on the accompanying statements of net assets available for plan benefits for July 31, 1995 and 1994 range from 8.25% to 9.75%.

        Voting Rights:

        Effective August 1, 1992, the Plan was amended to provide participants with certain voting and other rights in connection with SL Industries, Inc. Common Stock held in their accounts under the Plan. During previous years, participants did not have these rights.


2.      Plan Termination

        While SL Industries, Inc. has not expressed any intent to do so, it may terminate the Plan at any time, subject to the penalties set forth in ERISA, as amended. In the event of such Plan termination, participants will become 100% vested in their accounts.


3.      Reconciliation to Form 5500

        As of July 31, 1995 and 1994, the Plan had approximately $253,000 and $77,000, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

        The following table reconciles net assets available for Plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended July 31, 1995 and 1994:

                                                                             Net Assets Available
                                                                              for Plan Benefits
                                                                              -----------------
                                 Benefits Payable
                                        to            Benefits         July 31,              July 31,
                                   Participants         Paid              1995                  1994
                                   ------------         ----              ----                  ----
          Per financial
          statements            $      0             $337,000          $7,578,000            $6,126,000


          Accrued
          benefit payments
                                 253,000              253,000            (253,000)              (77,000)

          Reversal of 1994
          accrual for
          benefit payments
                                       0              (77,000)                  0                     0
                                --------             --------          ----------            ----------

          Per Form 5500         $253,000             $513,000          $7,325,000            $6,049,000
                                ========             ========          ==========            ==========


4.         Administrative Expenses

           Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which are paid by the Plan. Total asset management fees expensed in fiscal 1995 were $4,876 and in fiscal 1994 were $7,832.


5.         Tax Status

           The Internal Revenue Service has issued a ruling that the Plan meets the requirements for qualification pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and that the Plan is exempt from federal income taxes under Section 501(a) of the Code. Management believes to be operating the Plan in accordance with the Code. Accordingly, there is no provision for income taxes in the accompanying financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             ITEM 27(a),  FORM 5500
                                 JULY 31, 1995




A.  Party in Interest      B.  Identity of Issuer             C.  Description of Asset            D.  Cost      E.  Current Value
---------------------      ----------------------             ------------------------            --------      -----------------

             *             SL Industries, Inc.                Common Stock                           $954,357            $1,148,993

                           John Hancock Mutual Life           Guaranteed Investment Contracts      $3,981,648            $3,981,648
                             Insurance Company                  (#5932, #5989, #6315, and #7494)
                                                                 - Guaranteed Fund

                           John Hancock Mutual Life           Common Trust Fund -                    $571,341              $650,784
                             Insurance Company                  Balanced Fund

                           John Hancock Mutual Life           Common Trust Fund -                    $325,298              $440,789
                             Insurance Company                  Indexed Stock Fund

                           John Hancock Mutual Life           Common Trust Fund -                    $675,822              $947,474
                             Insurance Company                  Diversified Stock Fund

                           John Hancock Mutual Life
                            Insurance Company                 Loans Receivable -                     $172,066              $172,066
                                                                interest ranges from 8.25% to 9.75%


*  Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             ITEM 27(a),  FORM 5500
                                 JULY 31, 1994




A.  Party in Interest     B.  Identity of Issuer         C.  Description of Asset             D.  Cost        E.  Current Value
---------------------     ----------------------         ------------------------             --------        -----------------

            *             SL Industries, Inc.            Common Stock                              $778,511             $728,285

                          John Hancock Mutual Life       Guaranteed Investment Contracts         $3,579,456           $3,579,456
                            Insurance Company              (#5932, #5989, #6315, and #7494)
                                                            - Guaranteed Fund

                          John Hancock Mutual Life       Common Trust Fund -                       $444,233             $460,767
                            Insurance Company              Balanced Fund

                          John Hancock Mutual Life       Common Trust Fund -                       $273,768             $315,837
                            Insurance Company              Indexed Stock Fund

                          John Hancock Mutual Life       Common Trust Fund -                       $522,452             $623,804
                            Insurance Company              Diversified Stock Fund

                          John Hancock Mutual Life
                           Insurance Company             Loans Receivable -                        $174,382             $174,382
                                                           interest ranges from 8.25% to 9.75%


*  Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                      SCHEDULE OF REPORTABLE TRANSACTIONS
                             ITEM 27(d),  FORM 5500
                       FOR THE YEAR ENDING JULY 31, 1995




   IDENTITY OF PARTY             DESCRIPTION               PURCHASE                SELLING
        INVOLVED                  OF ASSET                   PRICE                  PRICE
 --------------------           --------------           ------------           -------------

JOHN HANCOCK                     GUARANTEED
MUTUAL LIFE                      INVESTMENT
INSURANCE CO.                     CONTRACTS                $326,735


JOHN HANCOCK                     GUARANTEED
MUTUAL LIFE                      INVESTMENT
INSURANCE CO.                     CONTRACTS                                       $280,341


   IDENTITY OF PARTY             DESCRIPTION                COST OF                   NET
        INVOLVED                  OF ASSET                   ASSET                GAIN(LOSS)
 --------------------           --------------           -----------           ------------

JOHN HANCOCK                     GUARANTEED
MUTUAL LIFE                      INVESTMENT
INSURANCE CO.                     CONTRACTS                 $326,735                  N/A


JOHN HANCOCK                     GUARANTEED
MUTUAL LIFE                      INVESTMENT
INSURANCE CO.                     CONTRACTS                 $280,341                  N/A

                              ARTHUR ANDERSEN LLP





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated January 25,1996, included in this Form 10-K/A for the year ended July 31, 1995 into the company's previously filed Registration Statement No. 33-31805 on Form S-8


                                        /s/ Arthur Anderson LLP



Philadelphia, PA
 January 29,1996