Form 10-Q
period 1996-01-31
SL INDUSTRIES INC
filed 1996-03-14
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ------    ------

The number of shares of common stock outstanding as of March 1, 1996, was 5,705,130.

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              SL INDUSTRIES, INC.
                          Consolidated Balance Sheets


                                                                          January 31,           July 31,
                                                                             1996                 1995
                                                                         -------------        -------------
                                                                          (Unaudited)               *
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $    22,000          $   577,000
  Receivables, less allowances
    of $2,373,000 and $1,820,000, respectively  . . . . . . . . . .       15,226,000           12,442,000
  Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . .       21,366,000           20,622,000
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . .        1,077,000              890,000
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .        2,518,000            2,457,000
                                                                         -----------          -----------
       Total current assets . . . . . . . . . . . . . . . . . . . .       40,209,000           36,988,000
                                                                         -----------          -----------
Property, plant and equipment,
  less accumulated depreciation of
  $13,449,000 and $12,468,000, respectively . . . . . . . . . . . .       10,145,000           10,173,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .          575,000              551,000
Cash surrender value of life insurance policies . . . . . . . . . .        6,815,000            6,595,000
Intangible assets, less accumulated amortization of
  $1,077,000 and $782,000, respectively . . . . . . . . . . . . . .        7,400,000            7,468,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          356,000              381,000
                                                                         -----------          -----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .      $65,500,000          $62,156,000
                                                                         ===========          ===========

LIABILITIES
Current liabilities:
  Long-term debt due within one year  . . . . . . . . . . . . . . .      $   187,000          $   187,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .        6,062,000            5,658,000
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .          749,000            1,140,000
  Accrued liabilities:
    Payroll and other related costs . . . . . . . . . . . . . . . .        4,571,000            3,938,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,187,000            4,136,000
                                                                         -----------          -----------
       Total current liabilities  . . . . . . . . . . . . . . . . .       16,756,000           15,059,000
                                                                         -----------          -----------
Long-term debt less portion due within one year . . . . . . . . . .       17,320,000           17,373,000
Deferred compensation and supplemental retirement benefits  . . . .        3,463,000            3,322,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        1,333,000            1,472,000
                                                                         -----------          -----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .      $38,872,000          $37,226,000
                                                                         -----------          -----------
Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       ---          $       ---
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,844,000 and 7,773,000 shares, respectively. . . . . . .        1,569,000            1,555,000
Capital in excess of par value  . . . . . . . . . . . . . . . . . .       34,016,000           33,735,000
Retained earnings (accumulated deficit) . . . . . . . . . . . . . .          445,000             (958,000)
Treasury stock at cost, 2,141,000 and 2,141,000 shares,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,402,000)          (9,402,000)
                                                                         -----------          -----------
       Total shareholders' equity . . . . . . . . . . . . . . . . .       26,628,000           24,930,000
                                                                         -----------          -----------
       Total liabilities & shareholders' equity . . . . . . . . . .      $65,500,000          $62,156,000
                                                                         ===========          ===========

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      Consolidated Statements of Earnings




                                                                Three-Months Ended                 Six-Months Ended
                                                                   January 31,                       January 31,
                                                                1996        1995 *                1996        1995 *
                                                            -----------  -----------          -----------  -----------
                                                            (Unaudited)  (Unaudited)          (Unaudited)  (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $29,635,000  $21,777,000          $58,574,000  $42,205,000
                                                            -----------  -----------          -----------  -----------
Cost and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . .    19,459,000   14,460,000           38,437,000   28,068,000
  Engineering and product development . . . . . . . . . .     1,109,000      613,000            2,181,000    1,307,000
  Selling, general and administrative . . . . . . . . . .     6,870,000    5,253,000           13,687,000    9,914,000
  Depreciation and amortization . . . . . . . . . . . . .       693,000      483,000            1,356,000      965,000
                                                            -----------  -----------          -----------  -----------
Total cost and expenses . . . . . . . . . . . . . . . . .    28,131,000   20,809,000           55,661,000   40,254,000
                                                            -----------  -----------          -----------  -----------
Income from operations  . . . . . . . . . . . . . . . . .     1,504,000      968,000            2,913,000    1,951,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . .        18,000       13,000               65,000       15,000
  Interest expense  . . . . . . . . . . . . . . . . . . .      (300,000)    (200,000)            (596,000)    (374,000)
                                                            -----------  -----------          -----------  -----------
Income before income taxes  . . . . . . . . . . . . . . .     1,222,000      781,000            2,382,000    1,592,000
Provision for federal and state income taxes. . . . . . .       405,000      301,000              808,000      595,000
                                                            -----------  -----------          -----------  -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   817,000  $   480,000          $ 1,574,000  $   997,000
                                                            ===========  ===========          ===========  ===========

Net income per common share - primary and fully diluted .   $      0.14  $      0.08          $      0.27  $      0.17
                                                            ===========  ===========          ===========  ===========

Weighted average shares outstanding: **
  Primary . . . . . . . . . . . . . . . . . . . . . . . .     5,943,000    6,015,000            5,916,000    6,010,000
  Fully diluted . . . . . . . . . . . . . . . . . . . . .     5,943,000    6,015,000            5,936,000    6,010,000

Cash dividend per share . . . . . . . . . . . . . . . . .           ---          ---                 $.03         $.03


 * Reclassified to conform with current year's presentation.
** For the three and six-month periods ended January 31, 1996, weighted average shares outstanding included the effect of dilutive stock options. The effect of dilutive stock options was not material for the three and six-month periods ended January 31, 1995.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     Consolidated Statements Of Cash Flows


                                                                                                Six-Months Ended
                                                                                                   January 31,
                                                                                           1996                 1995 *
                                                                                      -------------         -------------
                                                                                       (Unaudited)           (Unaudited)
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,574,000          $   997,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,012,000              796,000
      Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               344,000              169,000
      Provisions for losses on accounts receivable . . . . . . . . . . . . .                39,000               51,000
      Additions to deferred charges and other assets . . . . . . . . . . . .              (266,000)              (7,000)
      Cash surrender value of life insurance premiums  . . . . . . . . . . .              (220,000)            (470,000)
      Deferred compensation and supplemental retirement payments . . . . . .               371,000              236,000
      Deferred compensation and suppl. retirement benefit cash payments  . .              (223,000)            (223,000)
      Increase in deferred income taxes  . . . . . . . . . . . . . . . . . .               (85,000)                 ---
      Gain on the sale of equipment  . . . . . . . . . . . . . . . . . . . .               (18,000)              (3,000)
      Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .            (2,823,000)             602,000
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (744,000)             838,000
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              (187,000)            (114,000)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .               404,000           (1,193,000)
        Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . .             1,539,000             (512,000)
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (391,000)            (141,000)
                                                                                       -----------          -----------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .           $   326,000          $ 1,026,000
                                                                                       -----------          -----------
INVESTING ACTIVITIES:
  Proceeds from sales of equipment . . . . . . . . . . . . . . . . . . . . .                20,000               11,000
  Purchases of property, plant and equipment . . . . . . . . . . . . . . . .              (972,000)            (610,000)
                                                                                       -----------          -----------
                     NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . .           $  (952,000)         $  (599,000)
                                                                                       -----------          -----------
FINANCING ACTIVITIES:
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (170,000)            (180,000)
  Rights redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   ---              (48,000)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . .                   ---            1,100,000
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .               (53,000)          (1,493,000)
  Proceeds from stock options exercised  . . . . . . . . . . . . . . . . . .               294,000               66,000
                                                                                       -----------          -----------
                     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . .           $    71,000          $  (555,000)
                                                                                       -----------          -----------
                     NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . .              (555,000)            (128,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . .               577,000              197,000
                                                                                       -----------          -----------
                     CASH AND CASH EQUIVALENTS AT JANUARY 31,  . . . . . . .           $    22,000          $    69,000
                                                                                       ===========          ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $556,000             $370,000
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,284,000             $430,000


*Contains reclassifications to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.


                   Notes to Consolidated Financial Statements




1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of January 31, 1996, and July 31, 1995, the results of operations for the three-month and six-month periods ended January 31, 1996 and 1995, and the cash flows for the three-month and six-month periods ended January 31, 1996 and 1995.



2. Inventories at January 31, 1996, and July 31, 1995, were as follows:

                                               January 31,                July 31,
                                                  1996                      1995
                                              -----------               -----------
               Raw materials                  $ 9,790,000               $ 9,060,000
               Work in process                  4,189,000                 3,259,000
               Finished goods                   7,387,000                 8,303,000
                                              -----------               -----------
                                              $21,366,000               $20,622,000
                                              ===========               ===========


3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Principal sources of cash during the first six months of fiscal 1996 were $326,000 by operating activities and $71,000 by financing activities, while investing activities used cash of $952,000. The net cash provided by financing activities was primarily from proceeds received upon exercise of stock options. The net cash used by investing activities was primarily for purchases of manufacturing equipment.

The Registrant's borrowing capacity at January 31, 1996, remained above its use of outside financing. As of January 31, 1996, the Registrant had $4,250,000 available under its $22,000,000 Revolving Credit Agreement since $750,000 was allocated to outstanding trade letters of credit, $6,300,000 utilized to purchase substantially all of the assets of Teal Electronics Corporation on May 8, 1995, $7,100,000 utilized to purchase all of the stock of Condor D.C. Power Supplies, Inc., and all of the assets of Electronica Condor de Mexico, S.A. de C.V., on February 16, 1993, $1,570,000 utilized for working capital requirements and $2,030,000 utilized to purchase 507,361 shares of common stock held by two former directors, Wilmer J. Thomas, Jr. and Martin Solomon. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, restricts the payment of cash dividends to $600,000 per fiscal year, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of December 31, 1997. Also, as of January 31, 1996, the Registrant had $6,815,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended January 31, 1996, the ratio of current assets to current liabilities stayed constant at 2.4 to 1, as compared to October 31, 1995.

Capital expenditures for the six-month period ended January 31, 1996, amounted to $972,000 and, as mentioned above, were primarily for purchases of manufacturing equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.


Results of Operations

FISCAL 1996 COMPARED TO FISCAL 1995
Consolidated net sales for the three-month and six-month periods ended January 31, 1996, increased 36% and 39%, respectively, as compared to the net sales realized during the corresponding periods a year ago. This increase came primarily from companies within the Power and Data Quality segment, where continued growth was realized. In addition the increase included the contribution made by Teal Electronics Corporation ("Teal"), which was acquired in May 1995. An analysis of net sales by business segment for the three-month and six-month periods ended January 31, 1996, as compared to the same periods of the prior year, is as follows:

Power and Data Quality Segment -
For the three-month and six-month periods, net sales for the Power and Data Quality segment increased 43% and 48%, respectively, when compared to net sales of the prior year. If Teal's net sales were excluded from the three-month and six-month periods, an increase of 24% and 29%, respectively, would have been realized. For the three-month and six-month periods, sales of surge protection and uninterruptible power supplies increased primarily as a result of increased market share and the sales of new products, sales of standard and custom AC-DC power supplies increased primarily as a result of new customer programs and increased demand and sales of precision motor products increased primarily as a result of increased volume.

Specialty Products Segment -
For the three-month and six-month periods, net sales for the Specialty Products segment increased 9% and 2%, respectively, when compared to net sales reported for the preceding year. If SL LUBE/systems, Inc.'s ("LUBE") net sales were excluded from the prior periods three-month and six-month periods results, net sales increased 22% and 13%, respectively, as compared to the same periods last year. For the three-month and six-month periods, sales of aviation and industrial igniters and pipe fabrication products increased. These increases were primarily demand related. Sales of chrome plating services increased for the three-month period due to increased demand and decreased for the six-month
period.   The decrease was primarily due to corrugated paper machinery manufacturers switching to alternative coatings. This was partially offset by sales of chrome plating services using "NUchrome(TM)", which is an improved chrome plating product and process.

COST OF SALES
Cost of sales for the three-month and six-month periods increased 35% and 37%, respectively, as compared to last year. If Teal's and LUBE's results were excluded from the three-month and six-month periods, cost of sales increased 23% and 25%, respectively, as compared to last year. This increase was primarily related to increased volume. As a percentage of net sales, cost of sales for both the three-month and six-month periods was 66%, as compared to 66% and 67%, respectively, for the corresponding periods a year ago. Again, if Teal's and LUBE's results were excluded, cost of sales, as a percentage of net sales, was 67% for all periods. As a percentage of net sales, cost reduction efforts and improved efficiencies within the Power and Data Quality segment were offset by unfavorable product mix and higher manufacturing costs within the Specialty Products segment, primarily those associated with the development of "NUchrome(TM)".

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
For the three-month and six-month periods, engineering and product development expenses increased 81% and 67%, respectively, as compared to the same periods last year. If Teal's and LUBE's results were excluded from the three-month and six-month periods, engineering and product development expenses increased 48% and 37%, respectively, as compared to the same periods last year. These increases were primarily related to the development of new products within the Power and Data Quality segment. As a percentage of net sales, engineering and product development expenses were 4% for both the three-month and six-month periods, as compared to 3% for both periods a year ago. Again, if Teal's and LUBE's results were excluded, engineering and product development expenses, as a percentage of net sales, were 3% for all periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month and six-month periods, selling, general and administrative expenses increased 31% and 38%, respectively, as compared to last year. If Teal's and LUBE's results were excluded from the three-month and six-month periods, selling, general and administrative expenses increased 23% and 30%, respectively, as compared to the same periods last year. These increases were primarily related to increased volume and increased marketing expenses. As a percentage of net sales, selling, general and administrative expenses were 23% for both the three-month and six-month periods, as compared to 24% for both periods a year ago. If Teal and LUBE are excluded, selling, general and administrative expenses, as a percentage of net sales, were 24% for both the three-month and six-month periods, as compared to 24% and 23%, respectively, last year.

This increase was primarily related to increased marketing expenses.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the three-month and six-month periods increased 44% and 41%, respectively, as compared to last year. The increase is primarily related to Teal's amortization of goodwill and trademarks. If you exclude the depreciation and amortization expense related to the addition of Teal, the expense for the three-month and six-month periods increased 15% and 12%, respectively, as compared to last year.

INTEREST
Interest income for the three-month and six-month periods increased $5,000 and $45,000, respectively, as compared to last year. The six-month increase included a nonrecurring item in the amount of $31,000. The three-month period increase and the remaining increase of the six-month period was a result of additional cash available for investment at slightly higher interest rates, as compared to the same periods a year ago. Interest expense for the three-month and six-month periods increased 50% and 59%, respectively, as compared to last year. This increase resulted primarily from the utilization of our revolving line of credit for the acquisition of Teal.

TAXES
The effective tax rate for the three-month and six-month periods was 33% and 34%, respectively, as compared to 39% and 37%, respectively, a year ago. Both decreases were primarily related to deductible permanent tax adjustments.


PART II - OTHER INFORMATION


Item 5.  Other information

On February 16, 1996, the Registrant sold substantially all of the assets of SL Piping Systems, Inc., to Apex Piping Systems, Inc., for approximately $1,300,00 in cash and the assumption of certain liabilities. The sale is not expected to have any impact on the current or future earnings of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1996.

                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SL INDUSTRIES, INC.
                                              -------------------
                                                  Registrant





Dated: March 11, 1996                  Owen Farren
      ----------------                 -----------
                                       Owen Farren
                                       President and
                                       Chief Executive Officer




Dated: March 11, 1996                  James E. Morris
      ----------------                 ---------------
                                       James E. Morris
                                       Vice President,
                                       Corporate Controller,
                                       Treasurer and Secretary

                               INDEX TO EXHIBITS



The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

                    Exhibit                      Description                        Page
                    -------                      -----------                        ----
                    11          Statement Re Computation of Per Share                13
                                Earnings


                    27          Financial Data Schedule                              14