Form 10-Q
period 1996-04-30
SL INDUSTRIES INC
filed 1996-06-14
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

                         Commission file number 1-4987

                              SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                       21-0682685
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)



520 FELLOWSHIP ROAD, SUITE A-114, MT. LAUREL, NJ                08054
  (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code:  609-727-1500

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

The number of shares of common stock outstanding as of June 1, 1996, was 5,749,980.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              SL INDUSTRIES, INC.
                          Consolidated Balance Sheets

                                                                                        April 30, 1996      July 31, 1995
                                                                                        --------------
                                                                                          (Unaudited)              *
ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         -         $   577,000
   Receivables, less allowances of $2,199,000 and $1,820,000, respectively  . . . .       15,316,000          12,442,000
   Inventories (Note 2)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,703,000          20,622,000
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          796,000             890,000
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,837,000           2,457,000
                                                                                         -----------         -----------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,652,000          36,988,000
                                                                                         -----------         -----------
Property, plant and equipment, less accumulated depreciation of
  $11,354,000 and $12,468,000, respectively . . . . . . . . . . . . . . . . . . . .        7,979,000          10,173,000
Long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,134,000                   -
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          959,000             551,000
Cash surrender value of life insurance policies . . . . . . . . . . . . . . . . . .        7,033,000           6,595,000
Intangible assets, less accumulated amortization of
  $1,224,000 and $782,000, respectively . . . . . . . . . . . . . . . . . . . . . .        7,445,000           7,468,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          567,000             381,000
                                                                                         -----------         -----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $63,769,000         $62,156,000
                                                                                         ===========         ===========

LIABILITIES
Current liabilities:
   Long-term debt due within one year . . . . . . . . . . . . . . . . . . . . . . .      $   187,000         $   187,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,103,000           5,658,000
   Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,067,000           1,140,000
   Accrued liabilities:
     Payroll and related costs  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,957,000           3,938,000
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,708,000           4,136,000
                                                                                         -----------         -----------
        Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . .       15,022,000          15,059,000
                                                                                         -----------         -----------
Long-term debt less portion due within one year . . . . . . . . . . . . . . . . . .       15,687,000          17,373,000
Deferred compensation and supplemental retirement benefits  . . . . . . . . . . . .        3,693,000           3,322,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,834,000           1,472,000
                                                                                         -----------         -----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $36,236,000         $37,226,000
                                                                                         -----------         -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued  . . . . .      $         -         $         -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,846,000 and 7,773,000 shares, respectively  . . . . . . . . . . . . . .        1,569,000           1,555,000
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . . . . .       34,020,000          33,735,000
Retained earnings (accumulated deficit) . . . . . . . . . . . . . . . . . . . . . .        1,346,000            (958,000)
Treasury stock at cost, 2,141,000 and 2,141,000 shares, respectively  . . . . . . .       (9,402,000)         (9,402,000)
                                                                                         -----------         -----------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .       27,533,000          24,930,000
                                                                                         -----------         -----------
        Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . .      $63,769,000         $62,156,000
                                                                                         ===========         ===========

* Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      Consolidated Statements Of Earnings

                                                              Three-Months Ended                    Nine-Months Ended
                                                                  April 30,                             April 30,
                                                            1996              1995  *              1996           1995  *
                                                       ---------------   ---------------   ----------------   --------------
                                                         (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)

Net sales . . . . . . . . . . . . . . . . . . . .        $28,302,000        $21,938,000        $86,876,000      $64,143,000
                                                         -----------        -----------        -----------      -----------
Cost and expenses:
  Cost of products sold . . . . . . . . . . . . .         18,332,000         13,615,000         56,769,000       41,683,000
  Engineering and product development . . . . . .          1,247,000            886,000          3,428,000        2,193,000
  Selling, general and administrative . . . . . .          6,484,000          5,569,000         20,171,000       15,483,000
  Depreciation and amortization . . . . . . . . .            548,000            485,000          1,904,000        1,450,000
                                                         -----------        -----------        -----------      -----------
Total cost and expenses . . . . . . . . . . . . .         26,611,000         20,555,000         82,272,000       60,809,000
                                                         -----------        -----------        -----------      -----------
Income from operations  . . . . . . . . . . . . .          1,691,000          1,383,000          4,604,000        3,334,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .             36,000             32,000            101,000           47,000
  Interest expense  . . . . . . . . . . . . . . .           (274,000)          (184,000)          (870,000)        (558,000)
                                                         -----------        -----------        -----------      -----------
Income before income taxes  . . . . . . . . . . .          1,453,000          1,231,000          3,835,000        2,823,000
Provision for federal and state income taxes  . .            553,000            453,000          1,361,000        1,048,000
                                                         -----------        -----------        -----------      -----------
Net income  . . . . . . . . . . . . . . . . . . .        $   900,000        $   778,000        $ 2,474,000      $ 1,775,000
                                                         ===========        ===========        ===========      ===========


Net income per common share  -
  primary and fully diluted . . . . . . . . . . .        $      0.15        $      0.13        $      0.42      $      0.30
                                                         ===========        ===========        ===========      ===========

Cash dividend per share . . . . . . . . . . . . .                  -                  -        $      0.03      $      0.03

Weighted average shares outstanding: **
  Primary . . . . . . . . . . . . . . . . . . . .          5,942,000          6,017,000          5,925,000        6,013,000
  Fully diluted . . . . . . . . . . . . . . . . .          5,975,000          6,017,000          5,949,000        6,013,000


 * Reclassified to conform with current year's presentation.

** For the three and nine-month periods ended April 30, 1996, weighted average shares outstanding included the effect of dilutive stock options. The effect of dilutive stock options was not material for the three and nine-month periods ended April 30, 1995.

See accompanying notes to consolidated financial statemtments.

                              SL INDUSTRIES, INC.
                     Consolidated Statements Of Cash Flows


                                                                               Nine-Months Ended April 30,
                                                                                  1996             1995
                                                                               ----------      -----------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,474,000       $1,775,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,392,000        1,192,000
     Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .         512,000          258,000
     Provisions for losses on accounts receivable . . . . . . . . . . . .          80,000           86,000
     Additions to deferred charges and other assets . . . . . . . . . . .        (680,000)         (23,000)
     Cash surrender value of life insurance premium   . . . . . . . . . .        (438,000)        (587,000)
     Deferred compensation and supplemental retirement payments . . . . .         717,000          394,000
     Deferred compensation and suppl. retirement benefit cash payments. .        (335,000)        (579,000)
     Increase in deferred income taxes  . . . . . . . . . . . . . . . . .        (788,000)               -
     Gain on sale of equipment  . . . . . . . . . . . . . . . . . . . . .          (8,000)          (3,000)
     Changes in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .      (3,680,000)       1,554,000
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,318,000       (2,179,000)
       Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          83,000           13,000
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        (223,000)       1,419,000
       Other accrued liabilities  . . . . . . . . . . . . . . . . . . . .         735,000         (453,000)
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73,000)         (30,000)
                                                                               ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . .      $1,086,000       $2,837,000
                                                                               ----------       ----------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment  . . . . . . . . . . . . . .       2,453,000           11,000
  Purchases of property, plant and equipment  . . . . . . . . . . . . . .      (1,614,000)        (959,000)
  Increase in notes receivable  . . . . . . . . . . . . . . . . . . . . .      (2,300,000)               -
  Proceeds from the disposition of a subsidiary . . . . . . . . . . . . .       1,354,000                -
                                                                               ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .       ($107,000)       ($948,000)
                                                                               ----------       ----------

FINANCING ACTIVITIES:
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (170,000)        (180,000)
  Rights redeemed . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          (48,000)
  Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . .         500,000        1,600,000
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . .      (2,186,000)      (3,526,000)
  Proceeds from stock options exercised . . . . . . . . . . . . . . . . .         300,000           68,000
                                                                               ----------       ----------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .     ($1,556,000)     ($2,086,000)
                                                                               ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .        (577,000)        (197,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . .         577,000          197,000
                                                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT APRIL 30,  . . . . . . . . . . . . . . . . .      $        -       $        -
                                                                               ==========       ==========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $830,000         $553,000
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,225,000         $989,000



*Contains reclassifications to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of April 30, 1996, and July 31, 1995, the results of operations for the three-month and nine-month periods ended April 30, 1996 and 1995, and the cash flows for the three-month and nine-month periods ended April 30, 1996 and 1995.


2. Inventories at April 30, 1996, and July 31, 1995, were as follows:

                                      April 30,                    July 31,
                                         1996                        1995
                                     -----------                 -----------
     Raw materials                   $ 8,066,000                 $ 9,060,000
     Work in process                   3,259,000                   3,259,000
     Finished goods                    7,378,000                   8,303,000
                                     -----------                 -----------
                                     $18,703,000                 $20,622,000
                                     ===========                 ===========


3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Principal sources of cash during the first nine months of fiscal 1996 were $1,086,000 provided by operating activities, while investing and financing activities used cash of $107,000 and $1,556,000, respectively. The net cash provided by operating activities was a result of net income adjusted for depreciation and amortization and a decrease in inventory offset, in part, by an increase in accounts receivable. The net cash used by financing activities was primarily for payments on long-term debt. The net cash used by investing activities was primarily a result of purchases of property, plant and equipment offset by proceeds from the sale of certain net assets of SL Piping Systems, Inc. ("Piping") and the net cash received from the disposal of an asset held for sale.

The Registrant's borrowing capacity at April 30, 1996, remained above its use of outside financing. As of April 30, 1996, the Registrant had $5,648,000 available under its $22,000,000 Revolving Credit Agreement since $852,000 was allocated to outstanding trade letters of credit, $6,300,000 utilized to purchase substantially all of the assets of Teal Electronics Corporation on May 8, 1995, $7,100,000 utilized to purchase all of the stock of Condor D.C. Power Supplies, Inc., and all of the assets of Electronica Condor de Mexico, S.A. de C.V., on February 16, 1993, and $2,100,000 utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, restricts the payment of cash dividends to $600,000 per fiscal year, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of December 31, 1997. Also, as of April 30, 1996, the Registrant had $7,033,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended April 30, 1996, the ratio of current assets to current liabilities increased slightly from 2.4 to 1 to 2.5 to 1, primarily due to decreased accounts payable.

Capital expenditures for the nine-month period ended April 30, 1996, amounted to $1,614,000 and were primarily for purchases of manufacturing equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

On May 23, 1996, the Registrant's Board of Directors declared a $.03 per share semi-annual cash dividend payable on June 12, 1996, to shareholders of record on June 5, 1996.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1996 COMPARED TO FISCAL 1995

Consolidated net sales for the three-month and nine-month periods ended April 30, 1996, increased 29% and 35%, respectively, as compared to the net sales realized during the corresponding periods a year ago. This increase came primarily from companies within the Power and Data Quality segment, where continued growth was realized. In addition, the increase included the contribution made by Teal Electronics Corporation ("Teal"), which was acquired in May 1995. An analysis of net sales by business segment for the three-month and nine-month periods ended April 30, 1996, as compared to the same periods of the prior year, is as follows:

Power and Data Quality Segment -

For the three-month and nine-month periods, net sales for the Power and Data Quality segment increased 39% and 45%, respectively, when compared to net sales of the prior year. If Teal's net sales were excluded from the three-month and nine-month periods, an increase of 18% and 25%, respectively, would have been realized. For the three-month and nine-month periods, sales of surge protection and uninterruptible power supplies increased primarily as a result of increased market share within the office market and increased volume, sales of standard and custom AC-DC power supplies increased primarily as a result of new customer programs and increased demand and sales of precision motor products increased primarily as a result of price increases and increased volume.

Specialty Products Segment -

For the three-month and nine-month periods, net sales for the Specialty Products segment decreased 9% and 1%, respectively, when compared to net sales reported for the preceding year. If Piping's and SL LUBE/systems, Inc.'s ("LUBE") net sales were excluded from the prior periods three-month and nine-month periods results, net sales increased 24% and 14%, respectively, as compared to the same periods last year. The increases are due to the increased demand for aviation and industrial igniters and chrome plating services.

COST OF SALES

Cost of sales for the three-month and nine-month periods increased 35% and 36%, respectively, as compared to last year. If Teal's, Piping's and LUBE's results were excluded from the three-month and nine-month periods, cost of sales increased 27% and 26%, respectively, as compared to last year. This increase was primarily related to increased volume and manufacturing inefficiencies. As a percentage of net sales, cost of sales for both the three-month and nine-month periods was 65%, as compared to 62% and 65%, respectively, for the corresponding periods a year ago. Again, if Teal's, Piping's and LUBE's results were excluded, cost of sales, as a percentage of net sales, for both the three-month and nine-month periods was 66%, as compared to 62% and 65%, respectively, for the corresponding periods a year ago. As a percentage of net sales, manufacturing inefficiencies and unfavorable product mix were the primary reasons for the increase in cost of goods sold.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the three-month and nine-month periods, engineering and product development expenses increased 41% and 56%, respectively, as compared to the same periods last year. If Teal's, Piping's and LUBE's results were excluded from the three-month and nine-month periods, engineering and product development expenses increased 17% and 29%, respectively, as compared to the same periods last year. These increases were primarily related to the development of new products within the Power and Data Quality segment. This increased investment in the development of power and data quality products, which help our telecommunications, computer, medical and aerospace customers solve their power and data quality problems, is the cornerstone for SL's growth. We will continue to invest our resources in those products and product areas that we believe will provide earnings growth for SL and its shareholders and satisfy our customers' needs to protect their technological equipment and data. As a percentage of net sales, engineering and product development expenses were 4% for both the three-month and nine-month periods, as compared to 4% and 3%, respectively for the corresponding periods a year ago. Again, if Teal's, Piping's and LUBE's results were excluded, engineering and product development expenses, as a percentage of net sales, were 4% for all periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month and nine-month periods, selling, general and administrative expenses increased 16% and 30%, respectively, as compared to last year. If Teal's, Piping's and LUBE's results were excluded from the three-month and nine-month periods, selling, general and administrative expenses increased 12% and 24%, respectively, as compared to the same periods last year. These increases were primarily related to increased volume and marketing expenses. As a percentage of net sales, selling, general and administrative expenses were 23% for both the three-month and nine-month periods, as compared to 25% and 24%, respectively, for both periods a year ago. If Teal, Piping and LUBE are excluded, selling, general and administrative expenses, as a percentage of net sales, were 24% for both the three-month and nine-month periods, as compared to 26% and 24%, respectively, last year.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three-month and nine-month periods increased 13% and 31%, respectively, as compared to last year. The increase is primarily related to Teal's amortization of goodwill and trademarks. If you exclude the depreciation and amortization expense related to the addition of Teal, the expense for the three-month and nine-month periods decreased 16% and increased 2%, respectively, as compared to last year. The three-month decrease is primarily related to the sale of the Piping net assets and the disposal of an asset held for sale.

INTEREST

Interest income for the three-month and nine-month periods increased $4,000 and $54,000, respectively, as compared to last year. The nine-month increase included a nonrecurring item in the amount of $31,000. The three-month increase and the remaining portion of the nine-month increase, as compared to the same periods a year ago, were a result of additional cash available for investment at slightly lower interest rates. Interest expense for the three-month and nine-month periods increased 49% and 56%, respectively, as compared to last year. This increase resulted primarily from the utilization of our revolving line of credit for the acquisition of Teal.

TAXES

The effective tax rate for the three-month and nine-month periods was 38% and 35%, respectively, as compared to 37% for both periods, a year ago. Both variances are primarily related to deductible permanent tax adjustments.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SL INDUSTRIES, INC.
                                                -------------------
                                                     Registrant





Dated: June 14, 1996                   Owen Farren
      ------------------               -----------
                                       Owen Farren
                                       President and
                                       Chief Executive Officer




Dated: June 14, 1996                   James E. Morris
      ------------------               ---------------
                                       James E. Morris
                                       Vice President,
                                       Corporate Controller,
                                       Treasurer and Secretary

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

            Exhibit                        Description                         Page
            -------                        -----------                         ----
            11            Statement Re Computation of Per Share                 12
                          Earnings

            27            Financial Data Schedule                               13