Form 10-K405
period 1996-07-31
SL INDUSTRIES INC
filed 1996-10-29
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JULY 31, 1996
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period ______ to ______

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                    21-0682685
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ              08054
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[X]

On October 15, 1996, the aggregate market value of SL common stock was approximately $53,370,000. The number of shares of common stock outstanding as of October 15, 1996, was 5,769,780.

DOCUMENTS INCORPORATED BY REFERENCE:
Part I, II, IV - Annual Report to Shareholders for the fiscal year ended July 31, 1996 Part III - Proxy Statement dated October 11, 1996

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

On February 20, 1996, the Company sold substantially all the assets of its wholly-owned subsidiary, SL Piping Systems, Inc., for $1,354,000 and the assumption of certain liabilities. The sales had no material impact on the Company's consolidated financial position or income from operations.

   (b) Financial Segment Information

      Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Annual Report to Shareholders for the fiscal year ended July 31, 1996.

   (c) Narrative Description of Business

Power and Data Quality Segment:

Products

      The products of SL Waber, Inc. ("Waber"), consist of over 200 models and configurations of multiple outlet strips, surge suppressors, voltage regulators, power conditioners, and uninterruptible power supplies. These products are sold by independent sales representatives and company sales personnel to distributors and dealers of electronics and electrical supplies; retailers and wholesalers of office, computer and consumer products; and to OEM. The products include those sold under the trademarks of "POWERMASTER(R)", "DATAGARD(R)", "SURGE SENTRY(TM)", "MEDGARD(TM)", "POWERHOUSE(R)", "UPStart(TM)" and "CLIPSTRIP(R)". For the years ended July 31, 1996, 1995, and 1994, net sales, as a percentage of consolidated net sales, were 42%, 46% and 45%, respectively.

      Condor D.C. Power Supplies, Inc. ("Condor"), designs, manufactures and markets standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations. These products range in power from 5 to 600 watts and are manufactured in either commercial or medical configurations. Condor's power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. These products are sold through manufacturers' sales representatives and electronic distributors to customers in the medical, industrial, telecommunications and instrumentation markets. Condor is a leading manufacturer of power supplies for the medical industry. Medical customers use Condor's products to supply power in devices such as heart and respiration monitors, infusion pumps, pacemaker programmers and other critical patient-connected applications, all of which depend upon precise, low-voltage power outputs. For the years ended July 31, 1996, 1995 and 1994, net sales, as a percentage of consolidated net sales, were 23%, 23% and 22%, respectively.

      SL Montevideo Technology, Inc. ("MTI"), is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density, precision motors. MTI has been capitalizing on its new motor and (patented and patent pending) motor control technologies to win important programs in both traditional and new market areas. MTI has been validating its new technologies through customer applications ranging from the Windows(R) based computer driven Digital Signal Process motion control package, which has enabled highly efficient oil field exploration, to an advanced hybrid chip motor controller that has allowed a more compact and reliable brushless DC motor for aerospace actuators. Contributing equally as well over the past year was MTI's effort to provide "Customer Delight" in designing new solutions for older problems using advanced technology with ever decreasing lead and cycle times for samples and products. Recent program successes include high volume iron gyro upgrades and pickoff assemblies for actuation. Its defense markets continue strong, despite further program cutbacks, with recent successes in drone unmanned reconnaissance aircraft, and the newest missile programs. Negotiations are continuing with customers on advanced designs for numerous programs including flywheel energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. The aerospace and industrial markets are served by both internal company sales personnel and manufacturers' sales representatives. For the years ended July 31, 1996, 1995 and 1994, net sales, as a percentage of consolidated net sales, were 8%, 9% and 10%, respectively.

      Teal Electronics Corporation ("Teal") develops and manufactures custom electrical subsystems for OEM of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system to Teal helps its customers reduce cost and time to market, while increasing system performance and customer satisfaction. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, power distribution, and agency approvals for systems such as CT and MRI scanners, chip testers and cellular radio systems. Most of Teal's products are sold direct to its OEM customers who include them with their systems, which are sold to the end user. For the year ended July 31, 1996, net sales, as a percentage of consolidated net sales, were 12%.


Raw Materials

      Raw materials are supplied by various domestic and international vendors and availability for materials is not foreseen to be a problem. Average lead times run from immediate availability to eight weeks.


Seasonality

      Generally, seasonality is not a factor in this segment.


Significant Customers

      No business has a customer which accounts for 10% or more of consolidated net sales.

Backlog

      Backlog at September 8, 1996, and September 3, 1995, was $22,709,000 and $25,197,000, respectively. The decrease is primarily related to a slowdown in the electronics and semiconductor industries.


Competitive Conditions

      The businesses in this segment are in active competition with domestic companies, some with national name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, Waber and Condor have experienced significant off-shore competition, for certain products in certain markets. Currently, the businesses are sourcing many components and products outside of the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. The businesses in this segment differentiate themselves from their competitor by concentrating on customized products based on customer needs. Methods of competition are primarily quality, service, innovation, delivery and price.


Specialty Products Segment:

Products

      SL Auburn, Inc. ("Auburn"), is one of the world's major producers of aviation spark plugs and igniters, under "Spitfire(TM)" and "auburn(TM)" trademarks; and the world's largest producer of custom engineered industrial spark ignition plugs, under the "Auburn(TM)" and "Durafire(TM)" trademarks. These products convert or transfer electrical power in devices that include aircraft engines (turbine and piston), furnaces and ovens for industrial processes, motors and transformers for air conditioning, and liquid level sensors for boilers and chemical processing. New products developed for introduction in fiscal 1996 included several higher-temperature igniters for turbine engines and improved technology and certified leak-proof feed throughs which meet more stringent requirements for extreme temperatures, pressures and environmental mandates in air-conditioning markets. Auburn's customers are categorized as OEM, distributors, government and end users. Auburn's products are sold by company sales representatives, warehouse distributors and independent sales representatives throughout the world. For the years ended July 31, 1996, 1995 and 1994, net sales, as a percentage of consolidated net sales, were 9%, 10% and 11%, respectively.

      SL Modern Hard Chrome, Inc. ("MHC"), provides chromium electroplated, specialty engineered surfaces to the paper, plastics, steel, nuclear and construction industries. Examples include its specifically designed, wear resistant, NUchrome(TM) (introduced in FY 1995) coating for rolls used in the manufacture of corrugated paper board, controlled gloss surfaces for plastic laminate press plates and containment resistant barrier surfaces for vinyl flooring stencils. The company is a major supplier of these services in the Delaware Valley region, and has recently developed a presence in Western Europe. Sales are made by appropriate company technical personnel.


Raw Materials

      Raw materials are supplied by various domestic vendors and availability is not foreseen to be a problem. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.


Seasonality

      Seasonality is not a factor in this segment.


Significant Customers

      No business has a customer which accounts for 10% or more of consolidated net sales. MHC has four customers which make up approximately seventy-five percent of its sales.


Backlog

      Backlog at September 8, 1996, and September 3, 1995, was $3,927,000 and $4,146,000, respectively. The decrease is related to the disposition of Piping.


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

      It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. Environmental liabilities and related costs are believed to have been adequately provided for in the consolidated financial statements. Capital expenditures for these purposes for fiscal year 1996 were immaterial and are estimated to be immaterial for fiscal 1997. For additional information related to environmental issues, see Note 10 to the consolidated financial statements and "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996, and is incorporated herein by reference.


Employees

      As of September 8, 1996, the Registrant had a total of 1,547 employees. Of the total 1,547 employees, 133 employees are subject to collective bargaining agreements.


Additional Information

      For the purposes of providing additional information regarding the development of the Registrant's businesses in fiscal 1996, the "Operations Review" and "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996, are incorporated by reference.

ITEM 2.  PROPERTIES

                                          Approx.    Owned or Leased
                                          Square           And
Location        General Character         Footage    Expiration Date
--------        -----------------         -------    ---------------
Power and Data Quality:
Montevideo,     Manufacture of             26,200         Owned
   MN           precision avionic
                products

Matamoros,      Manufacture of              8,600         Leased
   Mexico       precision avionic                        11/05/97
                products

Nogales,        Manufacture of             43,500         Leased
   Mexico       power protection                         10/30/96
                products

Nogales,        Manufacture and            51,500         Leased
   AZ           distribution of                          07/31/97
                power protection
                products

Mt. Laurel,     Corporate Office -         15,900         Leased
   NJ           power protection                         11/30/99
                products

Oxnard,         Manufacture and            36,000         Leased
   CA           distribution of                          02/28/03
                power supply products

Mexicali,       Manufacture of                            Leased
  Mexico        power supply products      40,000        06/01/98
                                           21,150        08/31/00

San Diego,      Manufacture of             31,200         Leased
  CA            AC power subsystems                      03/22/00


Specialty Products:
Auburn,         Manufacture of             55,000         Owned
   NY           specialty spark
                plugs and igniters

Camden,         Industrial chrome          15,800         Owned
   NJ           plating

Pennsauken,     Industrial chrome           6,000         Owned
  NJ            plating warehouse

Other:
Mt. Laurel,     Corporate Office            4,200         Leased
   NJ                                                    11/30/99

      All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant. In addition, the manufacturer of power protection products located in Nogales, Mexico will be moving into a new leased facility in December 1996. The approximate square footage of this facility is 65,000 square feet and the expiration date is November 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

      In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material effect on the financial position or results of operations of the Registrant. There are no legal proceedings to which any Director or Officer of the Registrant, or any associate of any Director or Officer, is a party or has a material interest adverse to the Registrant's interest. There are no material proceedings with environmental issues, which involve penalties or sanctions. Additional information pertaining to legal proceedings is found in Note 10 to the consolidated financial statements, and in "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996, and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter ended July 31, 1996, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

                               FISCAL 1996                    FISCAL 1995
                            ------------------              ----------------
                             HIGH         LOW                HIGH        LOW
                            ------       -----              -----       -----
Stock Prices
  1st Quarter                8 3/8       5 5/8              4 1/2       3 7/8
  2nd Quarter                9 3/8       6 5/8              5           4
  3rd Quarter                8 1/2       6 5/8              5 1/4       4 1/2
  4th Quarter               11 3/8       7 7/8              6 1/4       4 3/4
Dividends
  Cash - November                   $.03                           $.03
  Cash - June                       $.03                           $.03

   As of September 13, 1996, there were approximately 1,700 registered shareholders. A semi-annual cash dividend of $.03 per share was declared on September 20, 1996, which is payable on November 26, 1996, to shareholders of record on November 4, 1996. Payments of cash dividends are restricted to $600,000 per fiscal year under the Registrant's revolving credit agreement with its participating banks.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996.

ITEM 7.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to the material captioned "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Report of Independent Public Accountants" and "Selected Quarterly Financial Data(Unaudited)" in the Annual Report to Shareholders for the fiscal year ended July 31, 1996.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      This item is not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item, except for the ages and positions held with the Registrant of the executive officers, is incorporated herein by reference to the material captioned "Election of Directors" on pages 4 through 5 of the proxy statement dated October 11, 1996 The ages of the executive officers are as follows: Owen Farren, age 45, and James E. Morris, age 59. The capacities in which each served are as follows: O. Farren, President and Chief Executive Officer since April 1991 and prior thereto Executive Vice President since 1990; and J.E. Morris, Vice President and Corporate Controller since September 1991, Secretary and Treasurer since November 1995 and a financial executive since 1978.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the material captioned "The Board Of Directors" and "Executive Officer Compensation" on pages 6 through 10 of the proxy statement dated October 11, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the material captioned "Security Ownership of Principal Shareholders and Management" on page 3 of the proxy statement dated October 11, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the material captioned "Executive Officer Compensation" on pages 7 through 8 of the proxy statement dated October 11, 1996.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

   (a) (1)  Financial Statements

      The following consolidated financial statements, related notes to consolidated financial statements and the report of independent public accountants appearing in the portions of the Registrant's Annual Report to Shareholders, filed as Exhibit 13, for the fiscal year ended July 31, 1996, are incorporated herein by reference:

            Consolidated Statements of Earnings -
               Years ended July 31, 1996, 1995 and 1994

            Consolidated Balance Sheets - July 31, 1996 and 1995

            Consolidated Statements of Shareholders' Equity Years ended July 31,
               1996, 1995 and 1994

            Consolidated Statements of Cash Flows Years ended July 31, 1996,
               1995 and 1994

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

(a) (2)  Financial Statement Schedules

      The following financial statement schedules for the years 1996, 1995 and 1994 are submitted herewith:

      Report of Independent Public Accountants -
         Arthur Andersen LLP

      Schedule VIII - Valuation and Qualifying Accounts

      All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required.

(a) (3)  Exhibits

      The information called for by this section is listed in the Exhibit Index of this report.

(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended July 31, 1996.

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


                                                SL INDUSTRIES, INC.
                                                -------------------
                                                (Registrant)


                                                /s/ Owen Farren
                                                -------------------
                                                Owen Farren, President
                                                October 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Owen Farren                         /s/ J. Dwane Baumgardner
--------------------------              ---------------------------------
Owen Farren                             J. Dwane Baumgardner
   President and Chief                     Director
   Executive Officer                       October 23, 1996
   October 25, 1996


/s/ James E. Morris                     /s/ Edward A. Gaugler
--------------------------              ---------------------------------
James E. Morris                         Edward A. Gaugler
   Vice President,                         Director
   Corporate Controller,                   October 25, 1996
   Treasurer and Secretary
   October 25, 1996


/s/ Salvatore J. Nuzzo                  /s/ George R. Hornig
--------------------------              ---------------------------------
Salvatore J. Nuzzo                      George R. Hornig
   Chairman of the Board                   Director
  October 23, 1996                         October 23, 1996

                                        /s/ Warren G. Lichtenstein
                                        ---------------------------------
                                        Warren G. Lichtenstein
                                           Director
                                           October 23, 1996

                                        /s/ Robert J. Sanator
                                        ---------------------------------
                                        Robert J. Sanator
                                           Director
                                           October 23, 1996

                                                      COMMISSION FILE NO. 1-4987









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

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SL Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SL Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 13, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP

Philadelphia, PA
 September 13, 1996

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                                 (In Thousands)


-----------------------------------------------------------------------------------------------
                                                 Additions
                                           ---------------------
                             Balance at    Charged to   Charged                      Balance at
                             Beginning     Costs and    to Other                     End of
   Description               of Period     Expenses     Accounts    Deductions       Period
-----------------------------------------------------------------------------------------------
YEAR 1996
Allowance for:
 doubtful accounts             $  453       $  151       $  41       $  217(a)       $  428
                               ======       ======       =====       ======          ======
 customer credits              $1,367       $1,888       $  --       $2,043(b)       $1,212
                               ======       ======       =====       ======          ======

YEAR 1995 Allowance for:
 doubtful accounts             $  256       $  175       $  63       $   41(a)       $  453
                               ======       ======       =====       ======          ======
 customer credits              $  528       $2,701       $  --       $1,862(b)       $1,367
                               ======       ======       =====       ======          ======

YEAR 1994 Allowance for:
 doubtful accounts             $  258       $   50       $ 111       $  163(a)       $  256
                               ======       ======       =====       ======          ======
 customer credits              $  305       $2,200       $  --       $1,977(b)       $  528
                               ======       ======       =====       ======          ======

(a)   Accounts receivable written off, net of recoveries.

(b)   Primarily for customer advertising programs.

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

  10.21 1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Registrant's Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

  10.22 SL Industries, Inc. Non-Employee Director Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-63681, filed October 25, 1995.

  10.23 Capital Accumulation Plan. Incorporated by reference to the Registrant's report on Form 10K/A for the fiscal year ended July 31, 1994.

  10.24 Amendment No. 1 to Non-Qualified Stock Option Agreement dated September 25, 1991, is incorporated herein by reference to Exhibit
            4.5 to Registration Statement on Form S-8/A (No. 33-53274) filed with the Securities and Exchange Commission on June 18, 1996.

  10.25     Non-Qualified Stock Option Agreement Incorporated by reference to
            Exhibit 4.3 to Registration Statement No. 33-65445, filed December 28, 1995.

  11 Statement Re Computation of Per Share Earnings (transmitted herewith).

Exhibit #                     Description
---------                     -----------

  13 Portions of Annual Report to Shareholders for the fiscal year ended July 31, 1996 (transmitted herewith).

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