Form 10-Q
period 1996-10-31
SL INDUSTRIES INC
filed 1996-12-13
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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
      (State or other jurisdiction of           (I.R.S. Employer Identification
       incorporation or organization)                       No.)

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

The number of shares of common stock outstanding as of December 2, 1996, was 5,770,530.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           October 31, 1996     July 31, 1996
                                                                         ------------------     -----------------
                                                                            (Unaudited)               *
ASSETS
Current assets:
   Cash and cash equivalents                                              $         194,000     $               -
   Receivables, less allowances of
    $1,508,000 and $1,639,000, respectively                                      15,872,000            16,428,000
   Inventories (Note 2)                                                          17,137,000            17,339,000
   Prepaid expenses                                                               1,119,000               868,000
   Deferred income taxes                                                          2,505,000             2,668,000
                                                                         ------------------     -----------------
       Total current assets                                                      36,827,000            37,303,000
                                                                         ------------------     -----------------
Property, plant and equipment, less accumulated depreciation
  of $12,242,000 and $11,825,000, respectively                                    8,009,000             8,104,000
Long-term notes receivable                                                        2,257,000             2,264,000
Deferred income taxes                                                             1,975,000             1,488,000
Cash surrender value of life insurance policies                                   7,196,000             7,095,000
Intangible assets, less accumulated amortization
  of $1,535,000 and $1,382,000, respectively                                      7,414,000             7,401,000
Other assets                                                                        881,000               520,000
                                                                         ------------------     -----------------
        Total assets                                                      $      64,559,000     $      64,175,000
                                                                         ==================     =================

LIABILITIES
Current liabilities:
   Long-term debt due within one year                                     $         133,000     $         187,000
   Accounts payable                                                               5,913,000             5,770,000
   Accrued income taxes                                                           1,642,000               786,000
   Accrued liabilities:
     Payroll and related costs                                                    3,529,000             4,614,000
     Other                                                                        4,647,000             5,181,000
                                                                         ------------------    ------------------
        Total current liabilities                                                15,864,000            16,538,000
                                                                         ------------------    ------------------
Long-term debt less portion due within one year                                  12,633,000            13,186,000
Deferred compensation and supplemental retirement benefits                        3,912,000             3,723,000
Other liabilities                                                                 2,720,000             2,048,000
                                                                         ------------------    ------------------
        Total liabilities                                                 $      35,129,000     $      35,495,000
                                                                         ------------------    ------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued  $               -     $               -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,911,000 and 7,899,000 shares, respectively                            1,582,000             1,580,000
Capital in excess of par value                                                   34,347,000            34,306,000
Retained earnings                                                                 2,903,000             2,196,000
Treasury stock at cost, 2,141,000 and 2,141,000 shares, respectively             (9,402,000)           (9,402,000)
                                                                         ------------------    ------------------
        Total shareholders' equity                                               29,430,000            28,680,000
                                                                         ------------------    ------------------
        Total liabilities and shareholders' equity                        $      64,559,000     $      64,175,000
                                                                         ==================    ==================

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Three-Months Ended
                                                                            October 31,
                                                                     1996                 1995
                                                               -----------------  -------------------
                                                                  (Unaudited)         (Unaudited)
Net sales                                                          $  27,844,000     $     28,939,000
                                                                 ---------------     ----------------
Cost and expenses:
  Cost of products sold                                               17,850,000           18,978,000
  Engineering and product development                                  1,282,000            1,072,000
  Selling, general and administrative                                  6,443,000            6,817,000
  Depreciation and amortization                                          683,000              663,000
                                                                 ---------------     ----------------
Total cost and expenses                                               26,258,000           27,530,000
                                                                 ---------------     ----------------
Income from operations                                                 1,586,000            1,409,000
Other income (expense):
  Interest income                                                         67,000               47,000
  Interest expense                                                      (237,000)            (296,000)
                                                                 ---------------     ----------------
Income before income taxes                                             1,416,000            1,160,000
Provision for federal and state income taxes                             536,000              403,000
                                                                 ---------------     ----------------
Net income                                                         $     880,000     $        757,000
                                                                 ===============     ================


Net income per common share                                        $        0.15     $           0.13
                                                                 ===============     ================

Cash dividend per share                                                        -                   -

Shares used in computing net income per share                          6,047,000           5,654,000




See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three-Months Ended October 31,
                                                                                        1996               1995
                                                                                  ---------------    ---------------
OPERATING ACTIVITIES:
  Net income                                                                       $       880,000     $      757,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                          482,000            491,000
     Amortization                                                                          201,000            172,000
     Provisions for losses on accounts receivable                                           12,000             37,000
     Additions to deferred charges and other assets                                       (575,000)          (107,000)
     Cash surrender value of life insurance premium                                       (101,000)          (152,000)
     Deferred compensation and supplemental retirement payments                            358,000            232,000
     Deferred compensation and suppl. retirement benefit cash payments                    (152,000)          (112,000)
     Increase in deferred income taxes                                                    (324,000)          (438,000)
     Gain on sale of equipment                                                              (4,000)           (16,000)
     Cash dividends declared, but not paid                                                (173,000)          (170,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 544,000         (2,303,000)
       Inventories                                                                         202,000            128,000
       Prepaid expenses                                                                   (251,000)          (260,000)
       Accounts payable                                                                    143,000            891,000
       Other accrued liabilities                                                          (964,000)           376,000
       Income taxes                                                                        856,000            246,000
                                                                                   ---------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $     1,134,000     $     (228,000)
                                                                                   ---------------     --------------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment                                                 7,000             18,000
  Purchases of property, plant and equipment                                              (390,000)          (456,000)
  Decrease in notes receivable                                                               7,000                  -
                                                                                   ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                              $      (376,000)    $     (438,000)
                                                                                   ---------------     --------------

FINANCING ACTIVITIES:
  Payments on long-term debt                                                              (607,000)           (53,000)
  Proceeds from stock options exercised                                                     43,000            142,000
                                                                                   ---------------     --------------
NET CASH USED IN FINANCING ACTIVITIES                                              $      (564,000)    $       89,000
                                                                                   ---------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  194,000           (577,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   -            577,000
                                                                                   ---------------     --------------
CASH AND CASH EQUIVALENTS AT OCTOBER 31,                                           $       194,000     $            -
                                                                                   ===============     ==============


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                                       $       292,000     $      282,000
    Income taxes                                                                   $       828,000     $      583,000

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of October 31, 1996, and July 31, 1996, the results of operations for the three-month periods ended October 31, 1996 and 1995, and the cash flows for the three-month periods ended October 31, 1996 and 1995.

2.  Inventories at October 31, 1996, and July 31, 1996, were as follows:

                               October 31, 1996               July 31, 1996
                               ----------------               -------------
    Raw materials                 $ 8,696,000                 $ 8,139,000
    Work in process                 2,641,000                   2,601,000
    Finished goods                  5,800,000                   6,599,000
                                  -----------                 -----------
                                  $17,137,000                 $17,339,000
                                  ===========                 ===========

3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Principal sources of cash during the first three months of fiscal 1997 were $1,134,000 by operating activities, while investing and financing activities used cash of $376,000 and $564,000, respectively. The net cash used by investing activities was primarily for purchases of manufacturing equipment and leasehold improvements, while the net cash used by financing activities was primarily for repayment of debt.

The Registrant's borrowing capacity at October 31, 1996, remained above its use of outside financing. As of October 31, 1996, the Registrant closed on its new $25,000,000 Revolving Credit Agreement and had $11,211,000 available for use since $1,289,000 was allocated to outstanding trade letters of credit and $12,500,000 utilized for acquisitions and working capital requirements was rolled over from its old $22,000,000 Agreement. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of October 31, 1996, the Registrant had $7,196,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended October 31, 1996, the ratio of current assets to current liabilities remained constant at 2.3 to 1, as compared to October 31, 1995.

Capital expenditures for the three-month period ended October 31, 1996, amounted to $390,000 and, as mentioned above, were primarily for purchases of manufacturing equipment and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its new Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1997 COMPARED TO FISCAL 1996
Consolidated net sales for the three-month period ended October 31, 1996, decreased 4%, as compared to the net sales realized during the corresponding period a year ago, which included the net sales of SL Piping Systems, Inc. ("Piping"). Substantially all of the assets of Piping were sold on February 20, 1996. If Piping's net sales were excluded from the first quarter of fiscal 1996, net sales would be slightly higher than a year ago. An analysis of net sales by business segment for the three-month period ended October 31, 1996, as compared to the same period of the prior year, is as follows:

Power and Data Quality Segment -
For the three-month period, net sales for the Power and Data Quality segment decreased 1%, when compared to net sales of the prior year. For the three-month period, sales of surge protection and uninterruptible power supplies decreased primarily as a result of reduced demand. Sales of standard and custom AC-DC power supplies increased primarily as a result of new customer programs and increased demand and sales of precision motor products increased primarily as a result of increased volume. Sales of custom electrical subsystems remained constant.

Specialty Products Segment -
For the three-month period, net sales for the Specialty Products segment decreased 20%, when compared to net sales reported for the preceding year. If Piping's net sales were excluded from the prior periods three-month results, net sales increased 15%, as compared to the same period last year. For the three-month period, sales of aviation and industrial igniters and chrome plating services increased. These increases were primarily demand related.

COST OF SALES
Cost of sales for the three-month period decreased 6%, as compared to last year. If Piping's results were excluded from last year's three-month period, cost of sales for the three-month period remained flat, as compared to last year. As a percentage of net sales, cost of sales for the three-month period was 64%, as compared to 66% for the corresponding period a year ago. Again, if Piping's results were excluded, cost of sales, as a percentage of net sales, was 65% for the prior year. The decrease is primarily due to a favorable product mix and lower manufacturing costs.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
For the three-month period, engineering and product development expenses increased 20%, as compared to the same period last year. These increases were primarily related to the development of new products within the Power and Data Quality segment. As a percentage of net sales, engineering and product development expenses were 5%, as compared to 4%, last year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month period, selling, general and administrative expenses decreased 6%, as compared to last year. If Piping's results were excluded from last year's three-month period, selling, general and administrative expenses decreased 4%, as compared to the same period last year and as a percentage of net sales, were 23%, as compared to 24% last year. These decreases were primarily related to decreased marketing expenses.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the three-month period increased 3%, as compared to last year. If you exclude Piping's depreciation expense from prior year results, the expense for the three-month period increased 8%, as compared to last year. The increase is primarily related to depreciation and amortization of computer hardware and software, respectively.

INTEREST
Interest income for the three-month period increased $20,000 as compared to last year. The primarily reason for the increase was additional cash available for investment. Interest expense for the three-month period decreased 20%, as compared to last year. This decrease resulted primarily from a lower debt balance, as well as from decreased interest rates.


TAXES
The effective tax rate for the three-month period was 38%, as compared to 35%, a year ago. The increase was primarily related to taxes associated with the Registrant's Mexican operations.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The regular annual meeting of shareholders of the Registrant was held on November 15, 1996. The meeting was held to elect seven directors to serve for one year and to approve the appointment of a certified public accounting firm to serve as the Registrant's auditors for fiscal year 1997.

The votes cast for, against and abstain for all nominees were as follows:

                  Name                                   For                Against              Abstain
                  ----                                   ---                -------              -------
          Baumgardner, J. Dwane                        4,965,440             67,117               192,046
          Farren, Owen                                 5,036,730             67,725               120,148
          Gaugler, Edward A.                           4,994,145             67,380               163,078
          Hornig, George R.                            4,971,892             67,164               185,545
          Litchtenstein, Warren                        4,969,925             71,149               183,529
          Nuzzo, Salvatore J.                          4,985,905             68,601               170,097
          Sanator, Robert J.                           5,091,939             55,164                77,502

All of the above nominees for the board of directors were elected.


The votes cast for, against and abstain for approving the appointment of Arthur Andersen LLP as the Registrant's auditors for fiscal year 1997 were as follows:
        For    5,183,492        Against    16,412        Abstain   24,699

The appointment of Arthur Andersen LLP as the Registrant's auditors was approved, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
         The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
        Registrant did not file any reports on Form 8-K during the quarter ended October 31, 1996.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        SL INDUSTRIES, INC.
                                                        ----------------------
                                                             Registrant





Dated: December 10, 1996               Owen Farren
       ------------------              ---------------
                                       Owen Farren
                                       President and
                                       Chief Executive Officer




Dated: December 10, 1996               James E. Morris
      -------------------              ---------------
                                       James E. Morris
                                       Vice President,
                                       Corporate Controller,
                                       Treasurer and Secretary

                                INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

            Exhibit             Description                     Page
            -------             -----------                     ----

             3.1       By-law, amendments                        12
             3.2       By-laws, as amended                       13
            11         Statement Re Computation                  27
                       of Per Share Earnings
            27         Financial Data Schedule                   28