Form 10-K/A
period 1996-07-31
SL INDUSTRIES INC
filed 1997-01-27
CIK 89270

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                  ANNUAL REPORT




            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              AMENDMENT #1 FOR THE FISCAL YEAR ENDED JULY 31, 1996

              FORM 11-K FOR SL INDUSTRIES, INC. SAVINGS AND PENSION
                                      PLAN






                               SL INDUSTRIES, INC.


                        520 FELLOWSHIP ROAD, SUITE A-114
                              MT. LAUREL, NJ 08054
                 (Name & address of Principal Executive Offices
                        of the issuer of the Securities)


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


                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN





                                                 /s/ James E. Morris
                                                    ---------------------------
                                                     James E. Morris
                                                     Plan Administrator
                                                     January 27, 1997

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                           Pages
                                                           -----
Report of Independent Public Accountants -
  Arthur Andersen LLP                                       4

Financial Statements:
  Statements of Net Assets Available for Plan
  Benefits, July 31, 1996 and 1995                         5-6

  Statements of Changes in Net Assets Available
  for Plan Benefits for the years ended
  July 31, 1996 and 1995                                   7-8

Notes to Financial Statements                              9-12

Supplemental Schedules:
  Schedules of Assets Held for Investment Purposes -
  July 31, 1996 and 1995                                   13-14

  Schedule of Reportable Transactions for the year
  ended July 31, 1996                                       15

Consent of Independent Public Accountants -
  Arthur Andersen LLP                                       16

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Plan Administrator
  SL Industries, Inc. Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL Industries, Inc. Savings and Pension Plan as of July 31, 1996 and 1995 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of July 31, 1996 and 1995 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

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

                                                /s/ Arthur Andersen LLP

Philadelphia, Pa.,
  January 17, 1997

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1996

                                                                                              SL Industries
                                                                        Index    Diversified       Inc.         Loan
                                             Stable Value  Balanced     Stock        Stock       Common          to
                                                 Fund        Fund        Fund        Fund         Stock     Participants   Combined
                                               ----------   --------   --------   ----------    ----------  ------------  ----------
NET ASSETS
Investments                                    $3,954,508   $882,270   $603,669   $1,203,910    $1,866,532    $     --    $8,510,889

Participant loans receivable                           --         --         --           --            --     321,955       321,955

Contributions receivable:
  Employer                                         89,287     32,787     23,002       40,517        16,130          --       201,723
  Participants                                     22,183      9,522      7,006       10,783        14,159          --        63,653
                                               ----------   --------   --------   ----------    ----------    --------    ----------
TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS   $4,065,978   $924,579   $633,677   $1,255,210    $1,896,821    $321,955    $9,098,220
                                               ==========   ========   ========   ==========    ==========    ========    ==========

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  Active participants                          $1,836,681   $767,508   $392,800   $  862,232    $1,457,271    $227,946    $5,544,438

  Separated participants                        2,229,297    157,071    240,877      392,978       439,550      94,009     3,553,782
                                               ----------   --------   --------   ----------    ----------    --------    ----------
TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS   $4,065,978   $924,579   $633,677   $1,255,210    $1,896,821    $321,955    $9,098,220
                                               ==========   ========   ========   ==========    ==========    ========    ==========



NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  JULY 31, 1995

                                                                                             SL Industries,
                                                                        Index   Diversified      Inc.          Loans
                                              Stable Value  Balanced    Stock      Stock        Common          to
                                                 Fund         Fund      Fund        Fund        Stock       Participants  Combined
                                               ----------   --------   --------   --------    ----------    ------------  ---------
NET ASSETS
Investments                                    $3,981,648   $650,784   $440,789   $947,474    $1,148,993      $     --   $7,169,688

Participant loans receivable                           --         --         --         --            --       172,066      172,066

Contributions receivable:
  Employer                                         88,317     27,299     16,581     34,205        19,172            --      185,574
  Participants                                     23,258      9,142      4,826     10,594         3,087            --       50,907
                                               ----------   --------   --------   --------    ----------      --------   ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS   $4,093,223   $687,225   $462,196   $992,273    $1,171,252      $172,066   $7,578,235
                                               ==========   ========   ========   ========    ==========      ========   ==========


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  Active participants                          $2,043,405   $587,264   $357,802   $663,292    $  932,803      $153,098   $4,737,664

  Separated participants                        2,049,818     99,961    104,394    328,981       238,449        18,968    2,840,571
                                               ----------   --------   --------   --------    ----------      --------   ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS   $4,093,223   $687,225   $462,196   $992,273    $1,171,252      $172,066   $7,578,235
                                               ==========   ========   ========   ========    ==========      ========   ==========


NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        FOR THE YEAR ENDING JULY 31, 1996


                                                                                                       Index        Diversified
                                                                         Stable Value    Balanced      Stock          Stock
                                                                             Fund          Fund         Fund           Fund
                                                                         -----------      --------     --------     ----------
ADDITIONS:
  Interest and dividend income                                           $   265,033      $ 22,923     $  7,638     $   18,694

  Contributions:
    Employer                                                                  89,287        32,787       23,002         40,517
    Participant                                                              278,441       132,435       82,706        140,353

  Net appreciation of investments                                                 --        46,121       66,435        133,736

  Loan repayments                                                             55,062        12,384       14,321         30,324

  Transfers                                                                 (223,717)       49,002       13,810        147,707
                                                                         -----------      --------     --------     ----------

TOTAL ADDITIONS                                                              464,106       295,652      207,912        511,331
                                                                         -----------      --------     --------     ----------

DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc             353,485        20,823       23,304        164,182

  Loans to participants                                                      137,866        37,475       13,127         84,212
                                                                         -----------      --------     --------     ----------

TOTAL DEDUCTIONS                                                             491,351        58,298       36,431        248,394
                                                                         -----------      --------     --------     ----------

Net additions (deductions) in net assets available for plan benefits         (27,245)      237,354      171,481        262,937

Net assets available for plan benefits at beginning of year                4,093,223       687,225      462,196        992,273
                                                                         -----------      --------     --------     ----------

Net assets available for plan benefits at end of year                    $ 4,065,978      $924,579     $633,677     $1,255,210
                                                                         ===========      ========     ========     ==========


                                                                       SL Industries,
                                                                            Inc.          Loans
                                                                          Common           to
                                                                           Stock       Participants     Combined
                                                                         ----------    ------------    ----------
ADDITIONS:
  Interest and dividend income                                           $   13,116     $      --      $  327,404

  Contributions:
    Employer                                                                153,677            --         339,270
    Participant                                                              46,174            --         680,109

  Net appreciation of investments                                           564,851            --         811,143

  Loan repayments                                                             8,373      (120,464)             --

  Transfers                                                                  13,198            --              --
                                                                         ----------     ---------      ----------

TOTAL ADDITIONS                                                             799,389      (120,464)      2,157,926
                                                                         ----------     ---------      ----------

DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc             65,870        10,277         637,941

  Loans to participants                                                       7,950      (280,630)             --
                                                                         ----------     ---------      ----------

TOTAL DEDUCTIONS                                                             73,820      (270,353)        637,941
                                                                         ----------     ---------      ----------

Net additions (deductions) in net assets available for plan benefits        725,569       149,889       1,519,985

Net assets available for plan benefits at beginning of year               1,171,252       172,066       7,578,235
                                                                         ----------     ---------      ----------

Net assets available for plan benefits at end of year                    $1,896,821     $ 321,955      $9,098,220
                                                                         ==========     =========      ==========




NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        FOR THE YEAR ENDING JULY 31, 1995



                                                                                                        Index        Diversified
                                                                        Stable Value    Balanced        Stock          Stock
                                                                            Fund          Fund           Fund           Fund
                                                                         ----------     ---------      ---------      ---------
ADDITIONS:
  Interest and dividend income                                           $  276,234     $  10,944      $   3,318      $   7,858

  Contributions:
    Employer                                                                 88,317        27,299         16,581         34,205
    Participant                                                             261,126       119,003         73,535        122,549

  Net appreciation of investments                                                --        68,636         84,402        159,947

  Loan repayments                                                            39,352         8,430          9,391         21,622

  Transfers                                                                  84,332       (10,541)       (62,895)        (6,504)
                                                                         ----------     ---------      ---------      ---------

TOTAL ADDITIONS                                                             749,361       223,771        124,332        339,677
                                                                         ----------     ---------      ---------      ---------


DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc            289,270        20,321          4,374          2,970

  Loans to participants                                                      56,596        13,150            973         12,592
                                                                         ----------     ---------      ---------      ---------

TOTAL DEDUCTIONS                                                            345,866        33,471          5,347         15,562
                                                                         ----------     ---------      ---------      ---------

Net additions (deductions) in net assets available for plan benefits        403,495       190,300        118,985        324,115

Net assets available for plan benefits at beginning of year               3,689,728       496,925        343,211        668,158
                                                                         ----------     ---------      ---------      ---------

Net assets available for plan benefits at end of year                    $4,093,223     $ 687,225      $ 462,196      $ 992,273
                                                                         ==========     =========      =========      =========



                                                                       SL Industries,
                                                                             Inc.           Loans
                                                                           Common            to
                                                                            Stock       Participants      Combined
                                                                         -----------    ------------     ----------
ADDITIONS:
  Interest and dividend income                                           $    13,137      $      --      $  311,491

  Contributions:
    Employer                                                                 129,763             --         296,165
    Participant                                                               34,359             --         610,572

  Net appreciation of investments                                            262,960             --         575,945

  Loan repayments                                                              2,642        (81,437)             --

  Transfers                                                                   (4,392)            --              --
                                                                         -----------      ---------      ----------

TOTAL ADDITIONS                                                              438,469        (81,437)      1,794,173
                                                                         -----------      ---------      ----------


DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc              21,193          4,190         342,318

  Loans to participants                                                           --        (83,311)             --
                                                                         -----------      ---------      ----------

TOTAL DEDUCTIONS                                                              21,193        (79,121)        342,318
                                                                         -----------      ---------      ----------

Net additions (deductions) in net assets available for plan benefits         417,276         (2,316)      1,451,855

Net assets available for plan benefits at beginning of year                  753,976        174,382       6,126,380
                                                                         -----------      ---------      ----------

Net assets available for plan benefits at end of year                    $ 1,171,252      $ 172,066      $7,578,235
                                                                         ===========      =========      ==========




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


         Investments:

         As part of the Plan provisions, participants may invest in SL Industries, Inc. Common Stock ("Common Stock") and/or in various combinations of four funds: Stable Value Fund, Balanced Fund, Indexed Stock Fund, and Diversified Stock Fund. All income, gains or other amounts from any investment are reinvested in the same investment from which they are received. The amounts are then allocated, as appropriate, to each Participant's account balance.

         The Stable Value Fund represents deposit contracts with John Hancock Mutual Life Insurance Company. Contributions are maintained in a pooled account. The account is credited with earnings on the underlying investments at rates guaranteed by the contracts and charged for Plan withdrawals. The financial statements reflect the contract value as reported by John Hancock as of the Plan year-end.

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

                  Profit Sharing Contributions:

                  A profit sharing contribution is made annually to all Plan participants who have a credited year of service during the Plan year and is equal to two percent (2%) of the participant's W-2 wages, up to a maximum of $150,000, for the previous calendar year. This is a discretionary contribution determined by resolution of the Board of Directors. Profit sharing contributions are invested in accordance with the election of each participant.


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

                                                               Percentage
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


         Participant Loans:

         The Plan may make loans to a participant, taking as collateral the participant's account balance. The minimum loan amount is $500 and may not exceed the lesser of $50,000 or 50% of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable on the accompanying statements of net assets available for plan benefits for July 31, 1996 and 1995 range from 9.25% to 9.75%.


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


3.       Reconciliation to Form 5500

         As of July 31, 1996 and 1995, the Plan had approximately $158,000 and $253,000, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the

         Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

         The following table reconciles net assets available for Plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended July 31, 1996 and 1995:


                                                                 Net Assets Available
                                                                   for Plan Benefits
                                                                   -----------------
                          Benefits
                         Payable to        Benefits           July 31,           July 31,
                         Participant         Paid              1996                1995
                          ---------        ---------        -----------        -----------
Per financial
statements                $       0        $ 636,000        $ 9,098,000        $ 7,578,000

Accrued benefit
payments
                            158,000          158,000           (158,000)          (253,000)

Reversal of 1995
accrual for benefit
payments
                                  0         (253,000)                 0                  0
                          ---------        ---------        -----------        -----------

Per Form 5500             $ 158,000        $ 541,000        $ 8,940,000        $ 7,325,000
                          =========        =========        ===========        ===========


4.       Administrative Expenses

         Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which are paid by the Plan. Total asset management fees expensed in fiscal 1996 were $2,290 and in fiscal 1995 were $4,876.


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

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  JULY 31, 1996

A. Party in Interest    B. Identity of Issuer      C. Description of Asset                        D. Cost       E. Current Value
--------------------    ---------------------      -----------------------                        -------       ----------------
      *                 SL Industries, Inc.        Common Stock                                  $1,115,576           $1,866,532

      *                 John Hancock Mutual
                        Life Insurance Company     Guaranteed investment Contracts               $3,954,508           $3,954,508
                                                  (#6315, #7494, #7960 and #8583)
      *                 John Hancock Mutual
                        Life Insurance Company     Common Trust Fund - Balanced Fund               $728,393             $882,270

      *                 John Hancock Mutual
                        Life Insurance Company     Common Trust Fund - Indexed Stock Fund          $397,011             $603,669

      *                 John Hancock Mutual
                        Life Insurance Company     Common Trust Fund - Diversified Stock Fund    $1,011,034           $1,203,910

      *                 John Hancock Mutual
                        Life Insurance Company     Loans Receivable                                $321,955             $321,955
                                                  (interest ranges from 9.25% to 9.75%)

* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  July 31, 1995

A. Party in Interest       B. Identity of Issuer    C. Description of Asset                          D. Cost        E. Current Value
--------------------       ---------------------    -----------------------                         -------        ----------------
                 *         SL Industries, Inc.      Common Stock                                      $954,357          $1,148,993

                 *         John Hancock Mutual
                           Life Insurance Company   Guaranteed investment Contracts                 $3,981,648          $3,981,648
                                                    (#5932, #5989, #6315 and #7494)

                 *         John Hancock Mutual
                           Life Insurance Company   Common Trust Fund - Balanced Fund                 $571,341            $650,784

                 *         John Hancock Mutual
                           Life Insurance Company   Common Trust Fund - Indexed Stock Fund            $325,298            $440,789

                 *         John Hancock Mutual
                           Life Insurance Company   Common Trust Fund - Diversified Stock Fund        $675,822            $947,474

                 *         John Hancock Mutual
                           Life Insurance Company   Loans Receivable                                  $172,066            $172,066
                                                   (interest ranges from 8.25% to 9.75%)



* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                       SCHEDULE OF REPORTABLE TRANSACTIONS
                              FORM 5500 ITEM 27(d)
                        FOR THE YEAR ENDING JULY 31, 1996

   IDENTITY OF PARTY INVOLVED       DESCRIPTION OF ASSET              PURCHASE PRICE  SELLING PRICE  COST OF ASSET   NET GAIN (LOSS)
   --------------------------       --------------------              --------------  -------------  -------------   ---------------
John Hancock Mutual
Life Insurance Company               Guaranteed Investment Contracts     $367,728                      $367,728            N/A


John Hancock Mutual
Life Insurance Company               Guaranteed Investment Contracts                     $577,202       $577,202            N/A

                              ARTHUR ANDERSEN LLP

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated January 17, 1997, included in this Form 10-K/A for the year ended July 31, 1996 into the company's previously filed Registration Statement No. 33-31805 on Form S-8.

                                                /s/ Arthur Andersen LLP

Philadelphia, Pa.,
  January 27, 1997