Form 10-Q
period 1997-01-31
SL INDUSTRIES INC
filed 1997-03-13
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

The number of shares of common stock outstanding as of March 1, 1997, was 5,779,030

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SL INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                                             January 31, 1997     July 31, 1996
                                                                             ----------------    ---------------
                                                                                 (Unaudited)            *
ASSETS
Current assets:
   Cash and cash equivalents............................................        $  2,074,000    $          -
   Receivables, less allowances of
   $1,655,000 and $1,639,000, respectively..............................          16,837,000      16,428,000
   Inventories (Note 2).................................................          17,487,000      17,339,000
   Prepaid expenses.....................................................             994,000         868,000
   Deferred income taxes................................................           2,423,000       2,668,000
                                                                                ------------    ------------
       Total current assets.............................................          39,815,000      37,303,000
                                                                                ------------    ------------
Property, plant and equipment, less accumulated depreciation
  of $12,668,000 and $11,825,000, respectively..........................           8,227,000       8,104,000
Long-term notes receivable..............................................           2,250,000       2,264,000
Deferred income taxes...................................................           2,257,000       1,488,000
Cash surrender value of life insurance policies.........................           7,348,000       7,095,000
Intangible assets, less accumulated amortization
  of $1,693,000 and $1,382,000, respectively............................           7,458,000       7,401,000
Other assets............................................................           1,252,000         520,000
                                                                                ------------    ------------
        Total assets....................................................        $ 68,607,000    $ 64,175,000
                                                                                ============    ============
LIABILITIES
Current liabilities:
   Long-term debt due within one year...................................        $    133,000    $    187,000
   Accounts payable.....................................................           6,853,000       5,770,000
   Accrued income taxes.................................................           1,595,000         786,000
   Accrued liabilities:
     Payroll and related costs..........................................           4,759,000       4,614,000
     Other..............................................................           5,132,000       5,181,000
                                                                                ------------    ------------
        Total current liabilities.......................................          18,472,000      16,538,000
                                                                                ------------    ------------
Long-term debt less portion due within one year.........................          11,833,000      13,186,000
Deferred compensation and supplemental retirement benefits..............           4,030,000       3,723,000
Other liabilities.......................................................           3,713,000       2,048,000
                                                                                ------------    ------------
        Total liabilities...............................................        $ 38,048,000    $ 35,495,000
                                                                                ------------    ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued        $          -    $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,920,000 and 7,899,000 shares, respectively..................           1,584,000       1,580,000
Capital in excess of par value..........................................          34,510,000      34,306,000
Retained earnings.......................................................           3,867,000       2,196,000
Treasury stock at cost, 2,141,000 and 2,141,000 shares, respectively....          (9,402,000)     (9,402,000)
                                                                                ------------    ------------
        Total shareholders' equity......................................          30,559,000      28,680,000
                                                                                ------------    ------------
        Total liabilities and shareholders' equity......................        $ 68,607,000    $ 64,175,000
                                                                                ============    ============

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                               Three-Months Ended                  Six-Months Ended
                                                                  January 31,                          January 31,
                                                           1997               1996                1997         1996
                                                        -----------        -----------         -----------   -----------
                                                        (Unaudited)        (Unaudited)         (Unaudited)   (Unaudited)

Net sales.........................................      $29,253,000        $29,635,000         $57,097,000   $58,574,000
                                                        -----------        -----------         -----------   -----------
Cost and expenses:
  Cost of products sold...........................       18,865,000         19,459,000          36,715,000    38,437,000
  Engineering and product development.............        1,241,000          1,109,000           2,523,000     2,181,000
  Selling, general and administrative.............        6,679,000          6,870,000          13,122,000    13,687,000
  Depreciation and amortization...................          688,000            693,000           1,371,000     1,356,000
                                                        -----------        -----------         -----------   -----------
Total cost and expenses...........................       27,473,000         28,131,000          53,731,000    55,661,000
                                                        -----------        -----------         -----------   -----------
Income from operations............................        1,780,000          1,504,000           3,366,000     2,913,000
Other income (expense):
  Interest income.................................           66,000             18,000             133,000        65,000
  Interest expense................................         (227,000)          (300,000)           (464,000)     (596,000)
                                                        -----------        -----------         -----------   -----------
Income before income taxes........................        1,619,000          1,222,000           3,035,000     2,382,000
Provision for federal and state income taxes......          655,000            405,000           1,191,000       808,000
                                                        -----------        -----------         -----------   -----------
Net income........................................      $   964,000        $   817,000         $ 1,844,000   $ 1,574,000
                                                        ===========        ===========         ===========   ===========

Net income per common share.......................      $      0.16        $      0.14         $      0.31   $      0.27
                                                        ===========        ===========         ===========   ===========

Cash dividend per share...........................            $0.03              $0.03               $0.03         $0.03

Shares used in computing net income per share.....        6,010,000          5,943,000           6,027,000     5,936,000

See accompanying notes to consolidated financial statements.

                          SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH  FLOWS


                                                                               Six-Months Ended January 31,
                                                                                  1997             1996
                                                                            --------------     --------------
                                                                              (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
  Net income............................................................    $   1,844,000     $  1,574,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation.......................................................          964,000        1,012,000
     Amortization.......................................................          407,000          344,000
     Provisions for losses on accounts receivable.......................           29,000           39,000
     Additions to deferred charges and other assets.....................       (1,197,000)        (266,000)
     Cash surrender value of life insurance premium.....................         (253,000)        (220,000)
     Deferred compensation and supplemental retirement payments.........          611,000          371,000
     Deferred compensation and suppl. retirement benefit cash payments..         (281,000)        (223,000)
     Increase in deferred income taxes..................................         (524,000)         (85,000)
    Gain on sale of equipment...........................................          (24,000)         (18,000)
     Changes in operating assets and liabilities:
       Accounts receivable..............................................         (438,000)      (2,823,000)
       Inventories......................................................         (148,000)        (744,000)
       Prepaid expenses.................................................         (126,000)        (187,000)
       Accounts payable.................................................        1,083,000          404,000
       Other accrued liabilities........................................        1,738,000        1,539,000
       Income taxes.....................................................          930,000         (391,000)
                                                                            -------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................    $   4,615,000     $    326,000
                                                                            -------------     ------------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment............................           29,000           20,000
  Purchases of property, plant and equipment............................       (1,091,000)        (972,000)
  Decrease in notes receivable..........................................           14,000                -
                                                                            -------------     ------------
NET CASH USED IN INVESTING ACTIVITIES...................................    $  (1,048,000)    $   (952,000)
                                                                            -------------     ------------

FINANCING ACTIVITIES:
  Cash dividends........................................................         (173,000)        (170,000)
  Payments on long-term debt............................................       (1,407,000)         (53,000)
  Proceeds from stock options exercised.................................           87,000          294,000
                                                                            -------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....................    $  (1,493,000)    $     71,000
                                                                            -------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.................................        2,074,000         (555,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................                -          577,000
                                                                            -------------     ------------
CASH AND CASH EQUIVALENTS AT JANUARY 31,................................    $   2,074,000     $     22,000
                                                                            =============     ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest............................................................         $523,000         $556,000
    Income taxes........................................................         $924,000       $1,284,000

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of January 31, 1997, and July 31, 1996, the results of operations for the three-month and six-month periods ended January 31, 1997 and 1996, and the cash flows for the six-month periods ended January 31, 1997 and 1996.

2. Inventories at January 31, 1997, and July 31, 1996, were as follows:


                            January 31, 1997  July 31, 1996
                            ----------------  -------------
           Raw materials         $ 8,173,000    $ 8,139,000
           Work in process         3,036,000      2,601,000
           Finished goods          6,278,000      6,599,000
                                 -----------    -----------
                                 $17,487,000    $17,339,000
                                 ===========    ===========

3. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The principal source of cash during the first six months of fiscal 1997 of $4,615,000 was provided by operating activities, while investing and financing activities used cash of $1,048,000 and $1,493,000, respectively. The net cash provided by operating activities included $1,190,000 received from insurance claims, net of legal costs. The net cash used by investing activities was primarily for purchases of manufacturing equipment and building and leasehold improvements, while the net cash used by financing activities was primarily for repayment of debt.

The Registrant's borrowing capacity at January 31, 1997, remained above its use of outside financing. As of January 31, 1997, the Registrant had $11,624,000 available for use under its new $25,000,000 Revolving Credit Agreement since $1,676,000 was allocated to outstanding trade letters of credit and $11,700,000 utilized for acquisitions and working capital requirements was rolled over from its old $22,000,000 Agreement. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of January 31, 1997, the Registrant had $7,348,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended January 31, 1997, the ratio of current assets to current liabilities decreased slightly from 2.3 to 1 to 2.2 to 1, as compared to October 31, 1996.

Capital expenditures for the six-month period ended January 31, 1997, amounted to $1,091,000 and, as mentioned above, were primarily for purchases of manufacturing equipment and building and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its new Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1997 COMPARED TO FISCAL 1996

Consolidated net sales for the three-month and six-month periods ended January 31, 1997, decreased 1% and 3%, respectively, as compared to the net sales realized during the corresponding period a year ago, which included the net sales of SL Piping Systems, Inc. ("Piping"). Substantially all of the assets of Piping were sold on February 20, 1996. If Piping's net sales were excluded from the three-month and six-month periods of fiscal 1996, current year net sales would be 3% and 2% higher, respectively. An analysis of net sales by business segment for the three-month and six-month periods ended January 31, 1997, as compared to the same period of the prior year, is as follows:

Power and Data Quality Segment -

For the three-month and six-month periods, net sales for the Power and Data Quality segment increased 2% and 1%, respectively, when compared to net sales of the prior year. For the three-month and six-month periods, sales of surge protection and uninterruptible power supplies decreased primarily as a result of reduced demand. For the three-month and six-month periods, sales of standard and custom AC-DC power supplies increased primarily as a result of increased demand, sales of precision motor products and custom electrical subsystems increased primarily as a result of increased volume.

Specialty Products Segment -

For the three-month and six-month periods, net sales for the Specialty Products segment decreased 19% and 20%, when compared to net sales reported for the preceding year. If Piping's net sales were excluded from the prior periods three-month and six-month results, net sales increased 11% and 13%, respectively, as compared to the same periods last year. For the three-month and six-month periods, sales of aviation and industrial igniters and chrome plating services increased. These increases were primarily demand related.

COST OF SALES

Cost of sales for the three-month and six-month periods decreased 3% and 5%, as compared to last year. If Piping's results were excluded from last year's three-month and six-month periods, cost of sales for the three-month and six-month periods increased 2% and 1%, respectively, as compared to last year. The increase is primarily volume related. As a percentage of net sales, cost of sales for the three-month and six-month period was 65% and 64%, respectively, as compared to 66% and 66%, respectively, for the corresponding periods a year ago. Again, if Piping's results were excluded, cost of sales, as a percentage of net sales, was 65% and 65%, respectively, for the prior year. The six-month decrease is primarily due to a favorable product mix and lower manufacturing costs.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the three-month and six-month periods, engineering and product development expenses increased 12% and 16%, respectively as compared to the same periods last year. These increases were primarily related to the development of new products within the Power and Data Quality segment. As a percentage of net sales, engineering and product development expenses for both the three-month and six-month periods of both years remained constant at 4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month and six-month periods, selling, general and administrative expenses decreased 3% and 4%, respectively, as compared to last year and as a percentage of net sales remained constant at 23%. If Piping's results were excluded from last year's three-month and six-month periods, selling, general and administrative expenses decreased 1% and 2%, respectively, as compared to the same periods last year and as a percentage of net sales, were 23%, as compared to 24%, respectively. These decreases were primarily related to decreased administrative expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three-month and six-month periods decreased 1% and increased 1%, as compared to last year. If you exclude Piping's depreciation expense from prior year results, the expense for the three-month and six-month periods increased 4% and 6%, respectively, as compared to last year. The increase is primarily related to depreciation and amortization of computer hardware and software, respectively.

INTEREST

Interest income for the three-month and six-month periods increased $48,000 and $68,000, respectively, as compared to last year. The primarily reason for the increase was additional cash available for investment. Interest expense for the three-month and six-month periods decreased 24% and 22%, as compared to last year. This decrease resulted primarily from a lower debt balance, as well as from decreased interest rates.

TAXES

The effective tax rate for the three-month and six-month periods was 40% and 39%, respectively, as compared to 33% and 34%, respectively, a year ago. The increase was primarily related to taxes associated with the Registrant's Mexican operations.

PART II - OTHER INFORMATION

Item 5. Other Information

     Effective December 12, 1996, SL Modern Hard Chrome, Inc. changed its name to SL Surface Technologies, Inc. The name change more accurately reflects the current strategic direction of the business.

     On February 24, 1997, the Registrant announced the appointment of Walter Rickard to the Registrant's Board of Directors. Mr. Rickard has more than thirty years' experience in the telecommunications industry, which is an important segment of the Registrant's current and future strategic planning.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1997.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SL INDUSTRIES, INC.
                                                    -------------------
                                                        Registrant






Dated: March 12, 1997                        Owen Farren
       --------------                        -----------------------
                                             Owen Farren
                                             President and
                                             Chief Executive Officer




Dated: March 12, 1997                        James E. Morris
       --------------                        -----------------------
                                             James E. Morris
                                             Vice President,
                                             Corporate Controller,
                                             Treasurer and Secretary

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:


Exhibit            Description                                                Page
-------            -----------                                                ----
  11         Statement Re Computation of Per Share Earnings Share Earnings      12
  27         Financial Data Schedule                                            13