Form 10-Q
period 1997-04-30
SL INDUSTRIES INC
filed 1997-06-13
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

The number of shares of common stock outstanding as of June 9, 1997, was 5,786,280.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         April 30, 1997              July 31, 1996
                                                                                       ------------------         ------------------
                                                                                           (Unaudited)                      *
ASSETS
Current assets:
   Cash and cash equivalents..................................................             $   379,000                 $         -
   Receivables, less allowances of
    $2,024,000 and $1,639,000, respectively...................................              15,554,000                  16,428,000
   Inventories (Note 2).......................................................              15,268,000                  17,339,000
   Prepaid expenses...........................................................                 890,000                     868,000
   Deferred income taxes......................................................               3,981,000                   2,668,000
                                                                                           -----------                 -----------
       Total current assets...................................................              36,072,000                  37,303,000
                                                                                           -----------                 -----------
Property, plant and equipment, less accumulated depreciation
  of $10,620,000 and $11,825,000, respectively................................               6,657,000                   8,104,000
Long-term notes receivable....................................................               2,243,000                   2,264,000
Deferred income taxes.........................................................               2,213,000                   1,488,000
Cash surrender value of life insurance policies...............................               7,468,000                   7,095,000
Intangible assets, less accumulated amortization
  of $1,849,000 and $1,382,000, respectively..................................               7,487,000                   7,401,000
Other assets..................................................................               1,180,000                     520,000
                                                                                           -----------                 -----------
        Total assets..........................................................             $63,320,000                 $64,175,000
                                                                                           -----------                 -----------

LIABILITIES
Current liabilities:
   Long-term debt due within one year.........................................             $   133,000                 $   187,000
   Accounts payable...........................................................               4,328,000                   5,770,000
   Accrued income taxes.......................................................               5,170,000                     786,000
   Accrued liabilities:
     Payroll and related costs................................................               4,483,000                   4,614,000
     Other....................................................................               6,501,000                   5,181,000
                                                                                           -----------                 -----------
        Total current liabilities.............................................              20,615,000                  16,538,000
                                                                                           -----------                 -----------
Long-term debt less portion due within one year...............................                       -                  13,186,000
Deferred compensation and supplemental retirement benefits....................               4,040,000                   3,723,000
Other liabilities.............................................................               3,533,000                   2,048,000
                                                                                           -----------                 -----------
        Total liabilities......................................................            $28,188,000                 $35,495,000
                                                                                           -----------                 -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued......             $         -                 $         -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 7,920,000 and 7,899,000 shares, respectively........................               1,584,000                   1,580,000
Capital in excess of par value................................................              34,510,000                  34,306,000
Retained earnings.............................................................               8,440,000                   2,196,000
Treasury stock at cost, 2,141,000 and 2,141,000 shares, respectively..........              (9,402,000)                 (9,402,000)
                                                                                           -----------                 -----------
        Total shareholders' equity............................................              35,132,000                  28,680,000
                                                                                           -----------                 -----------
        Total liabilities and shareholders' equity............................             $63,320,000                 $64,175,000
                                                                                           ===========                 ===========

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 Three-Months Ended                     Nine-Months Ended
                                                                     April 30,                              April 30,
                                                             1997                1996               1997                 1996
                                                         -------------       -------------      -------------        --------------
                                                          (Unaudited)         (Unaudited)        (Unaudited)           (Unaudited)
Net sales............................................     $29,773,000         $28,302,000        $86,870,000           $86,876,000
                                                          -----------         -----------        -----------           -----------
Cost and expenses:
  Cost of products sold..............................      19,339,000          18,332,000         56,054,000            56,769,000
  Engineering and product development................       1,289,000           1,247,000          3,812,000             3,428,000
  Selling, general and administrative................       6,667,000           6,484,000         19,789,000            20,171,000
  Depreciation and amortization......................         720,000             548,000          2,091,000             1,904,000
                                                          -----------         -----------        -----------           -----------
Total cost and expenses..............................      28,015,000          26,611,000         81,746,000            82,272,000
                                                          -----------         -----------        -----------           -----------
Income from operations...............................       1,758,000           1,691,000          5,124,000             4,604,000
Other income (expense):
  Gain on disposition of subsidiary..................       5,888,000                   -          5,888,000                     -
  Interest income....................................          71,000              36,000            204,000               101,000
  Interest expense...................................        (191,000)           (274,000)          (655,000)             (870,000)
                                                          -----------         -----------        -----------           -----------
Income before income taxes...........................       7,526,000           1,453,000         10,561,000             3,835,000
Provision for federal and state income taxes.........       2,954,000             553,000          4,145,000             1,361,000
                                                          -----------         -----------        -----------           -----------
Net income...........................................     $ 4,572,000         $   900,000        $ 6,416,000           $ 2,474,000
                                                          ===========         ===========        ===========           ===========


Net income per common share..........................     $      0.76         $      0.15        $      1.07           $      0.42
                                                          ===========         ===========        ===========           ===========


Cash dividend per share..............................     $         -         $         -              $0.03                 $0.03


Shares used in computing net income
  per common share...................................       5,982,000           5,975,000          6,004,000             5,949,000



See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Nine-Months Ended April 30,
                                                                                             1997                     1996
                                                                                        -------------             -------------
                                                                                         (Unaudited)               (Unaudited)
OPERATING ACTIVITIES:
  Net income....................................................................         $  6,416,000             $  2,474,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation................................................................            1,492,000                1,392,000
    Amortization................................................................              599,000                  512,000
    Provisions for losses on accounts receivable................................               26,000                   80,000
    Additions to deferred charges and other assets..............................           (1,380,000)                (680,000)
    Cash surrender value of life insurance premium..............................             (373,000)                (438,000)
    Deferred compensation and supplemental retirement payments..................              778,000                  717,000
    Deferred compensation and suppl. retirement benefit cash payments...........             (411,000)                (335,000)
    Increase in deferred income taxes...........................................           (2,038,000)                (788,000)
    Gain on sale of equipment...................................................              (30,000)                  (8,000)
    Gain on disposition of subsidiary...........................................           (5,888,000)                       -
    Changes in operating assets and liabilities,
       net of the effects of dispositions:
       Accounts receivable......................................................             (238,000)              (3,680,000)
       Inventories..............................................................             (481,000)               1,318,000
       Prepaid expenses.........................................................              (43,000)                  83,000
       Accounts payable.........................................................             (878,000)                (223,000)
       Other accrued liabilities................................................            1,094,000                  735,000
       Income taxes.............................................................            4,507,000                  (73,000)
                                                                                         ------------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................         $  3,152,000             $  1,086,000
                                                                                         ------------             ------------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment....................................               35,000                2,453,000
  Purchases of property, plant and equipment....................................           (1,532,000)              (1,614,000)
  Decrease in notes receivable..................................................               21,000               (2,300,000)
  Proceeds from disposition of subsidiaries.....................................           12,029,000                1,354,000
                                                                                         ------------             ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............................         $ 10,553,000                 (107,000)
                                                                                         ------------             ------------

FINANCING ACTIVITIES:
  Cash dividends................................................................             (173,000)                (170,000)
  Proceeds from long-term debt..................................................              800,000                  500,000
  Payments on long-term debt....................................................          (14,040,000)              (2,186,000)
  Proceeds from stock options exercised.........................................               87,000                  300,000
                                                                                         ------------             ------------
NET CASH USED IN FINANCING ACTIVITIES...........................................         $(13,326,000)            $ (1,556,000)
                                                                                         ------------             ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................              379,000                 (577,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................                    -                  577,000
                                                                                         ------------             ------------
CASH AND CASH EQUIVALENTS AT APRIL 30,..........................................         $    379,000             $          -
                                                                                         ============             ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest....................................................................             $715,000                 $830,000
    Income taxes................................................................           $1,799,000               $2,225,000

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of April 30, 1997, and July 31, 1996, the results of operations for the three-month and nine-month periods ended April 30, 1997 and 1996, and the cash flows for the nine-month periods ended April 30, 1997 and 1996.

2. Inventories at April 30, 1997, and July 31, 1996, were as follows:

                                                      April 30, 1997             July 31, 1996
                                                      --------------             -------------
                  Raw materials                          $ 7,212,000               $ 8,139,000
                  Work in process                          2,041,000                 2,601,000
                  Finished goods                           6,015,000                 6,599,000
                                                         -----------               -----------
                                                         $15,268,000               $17,339,000
                                                         ===========               ===========

3. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Registrant is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the Earnings per Share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. For the three-month and nine-month periods ending April 30, 1997, the pro forma basic EPS would have been $.79 and $1.11, respectively. For the three-month and nine-month periods ending April 30, 1996, the pro forma basic EPS would have been $.16 and $.44, respectively. The diluted EPS for the periods presented remained the same as presented.

4. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1996, along with any subsequent Form 10-Q's and Form 8-K's.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The principal sources of cash during the first nine months of fiscal 1997 of $3,152,000 and $10,553,000 were provided by operating and investing activities, respectively, while financing activities used cash of $13,326,000. The net cash provided by operating activities included $1,190,000 received from insurance claims, net of legal costs. The net cash provided by investing activities included proceeds of $12,029,000 from the SL Auburn, Inc. ("Auburn") disposition, while the net cash used by financing activities was primarily for repayment of debt.

The Registrant's borrowing capacity at April 30, 1997, remained above its use of outside financing. As of April 30, 1997, the Registrant had $24,164,762 available for use under its $25,000,000 Revolving Credit Agreement since $835,238 was allocated to outstanding trade letters of credit. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of April 30, 1997, the Registrant had $7,468,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended April 30, 1997, the ratio of current assets to current liabilities decreased from 2.2 to 1 to 1.8 to 1, as compared to January 31, 1997. The decrease is primarily related to increased accrued income taxes as a result of the Auburn disposition.

Capital expenditures for the nine-month period ended April 30, 1997, amounted to $1,532,000 and were primarily for purchases of manufacturing equipment and building and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

On May 28, 1997, the Registrant's Board of Directors declared a $.04 per share semi-annual cash dividend payable on June 13, 1997, to shareholders of record on June 6, 1997.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1997 COMPARED TO FISCAL 1996
Consolidated net sales for the three-month and nine-month periods ended April 30, 1997, increased 5% and remained constant, respectively, as compared to the net sales realized during the corresponding periods a year ago, which included the net sales of SL Piping Systems, Inc. ("Piping"). Substantially all of the assets of Piping were sold on February 20, 1996. If Piping's net sales were excluded from the three-month and nine-month periods of fiscal 1996, current year net sales would be 7% and 4% higher, respectively. An analysis of net sales by business segment for the three-month and nine-month periods ended April 30, 1997, as compared to the same periods of the prior year, is as follows:

Power and Data Quality Segment -
For the three-month and nine-month periods, net sales for the Power and Data Quality segment increased 8% and 3%, respectively, when compared to net sales of the prior year. Sales of surge protection and uninterruptible power supplies increased for the three-month period and decreased for the nine-month period. The three-month increase is primarily a result of the strengthening of the custom and semi-custom market. The nine-month decrease is primarily the result of a flat retail market. For the three-month and nine-month periods, sales of standard and custom AC-DC power supplies, precision motor products and custom electrical subsystems increased primarily as a result of increased volume.

Specialty Products Segment -
For the three-month and nine-month periods, net sales for the Specialty Products segment decreased 12% and 17%, when compared to net sales reported for the preceding year. If Piping's net sales were excluded from the prior periods three-month and nine-month results, net sales decreased 3% and increased 7%, respectively, as compared to the same periods last year. For the three-month period, a decrease in the sales of aviation products offset an increase in the sale of industrial igniters and chrome plating services. For the nine-month period, both sales of aviation and industrial igniters and chrome plating services increased primarily as a result of increased demand.

COST OF SALES
Cost of sales for the three-month and nine-month periods increased 6% and decreased 1%, as compared to last year. If Piping's results were excluded from last year's three-month and nine-month periods, cost of sales for the three-month and nine-month periods increased 8% and 3%, respectively, as compared to last year. The increase is primarily related to increased volume in the Power and Data Quality segment. As a percentage of net sales, cost of sales for both the current and prior year three-month and nine-month periods was 65%. If Piping's results were excluded, cost of sales, as a percentage of net sales, for the three-month and nine-month periods of the prior year were 64% and 65%, respectively. The three-month decrease is primarily due to product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
For the three-month and nine-month periods, engineering and product development expenses increased 3% and 11%, respectively as compared to the same periods last year. The three-month and nine-month period increases were primarily related to the development of new products within the Power and Data Quality segment. As a percentage of net sales, engineering and product development expenses for both the three-month and nine-month periods of both years remained constant at 4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month and nine-month periods, selling, general and administrative expenses increased 3% and decreased 2%, respectively, as compared to last year. As a percentage of net sales, the three-month period decreased from 23% to 22% and the nine-month period remained constant at 23%. If Piping's results were excluded from last year's three-month and nine-month periods, selling, general and administrative expenses increased 1% and decreased 1%, respectively, as compared to the same periods last year, and as a percentage of net sales, were 24% for both periods, a year ago. The decreases, as a percentage of net sales, were primarily related to a reduction in administrative expenses.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the three-month and nine-month periods increased 31% and 10%, as compared to last year. If you exclude Piping's depreciation expense from prior year results, there was no material difference for the three-month period and the nine-month period increased 13%, as compared to last year. The increases were primarily related to depreciation and amortization of computer hardware and software.

DISPOSITION OF SUBSIDIARY
On May 1, 1997, SL Auburn, Inc., a wholly-owned subsidiary of the Registrant with operations in Auburn, NY sold substantially all of its assets, excluding its real property, to Champion Spark Plug Company, a wholly owned subsidiary of Cooper Industries, Inc., pursuant to an Asset Purchase Agreement dated as of May 1, 1997, (the "Purchase Agreement").

The consideration for the assets sold, arrived at by negotiation among the parties, consisted entirely of cash in the amount of $11,979,000, out of which certain additional expenses related to the transaction will be paid. Furthermore, the purchase price is subject to adjustment, depending upon the value of the net assets, as defined in the Purchase Agreement, of the seller at the closing date, the final amount of which has not yet been determined. The transaction resulted in an after-tax gain of $3,556,000, or $.59 per share, which was reflected in the Registrant's consolidated financial statements for the third quarter ended April 30, 1997. Additionally, cash consideration in the amount of $50,000 was received for a covenant not to compete.

INTEREST
Interest income for the three-month and nine-month periods increased $35,000 and $103,000, respectively, as compared to last year. The primarily reason for the increases was additional cash available for investment. Interest expense for the three-month and nine-month periods decreased 30% and 25%, as compared to last year. The decreases resulted from a lower debt balance, as well as from decreased interest rates.

TAXES
The effective tax rate for both the three-month and nine-month periods was 39%, as compared to 38% and 36%, respectively, a year ago. The increases were primarily related to taxes associated with the Registrant's Mexican operations and the gain realized from the Auburn disposition.


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
         The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
        On May 16, 1997, the Registrant filed a report dated May 1, 1997, on Form 8-K covering the May 1, 1997, sale of substantially all of the assets and liabilities of SL Auburn, Inc.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SL INDUSTRIES, INC.
                                                 -------------------
                                                      Registrant





Dated: June 13, 1997                        Owen Farren
      ---------------                       ------------------------------
                                            Owen Farren
                                            President and
                                            Chief Executive Officer




Dated: June 13, 1997                        James E. Morris
      ---------------                       ------------------------------
                                            James E. Morris
                                            Vice President,
                                            Corporate Controller,
                                            Treasurer and Secretary

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

     Exhibit                  Description                             Page
     -------                  -----------                             ----
        11      Statement Re Computation of Per Share Earnings         12
        27      Financial Data Schedule                                13