Form 10-K405
period 1997-07-31
SL INDUSTRIES INC
filed 1997-10-29
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[X]

On October 17, 1997, the aggregate market value of SL common stock was approximately $77,187,000. The number of shares of common stock outstanding as of October 17, 1997, was 5,513,333.

DOCUMENTS INCORPORATED BY REFERENCE:
Part I, II, IV - Annual Report to Shareholders for the fiscal year ended July 31, 1997
Part III - Proxy Statement dated October 10, 1997

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
   (a) General Development of Business

On March 29, 1956, the Registrant was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc., in November 1963, SGL Industries, Inc., in November 1970 and then to the present name of SL Industries, Inc., in September 1984. The Registrant and its subsidiaries design and produce propriety advanced systems and equipment for the high-growth Power and Data Quality ("PDQ") industry. The products of the Registrant and its subsidiaries either become components of other industrial or consumer products or are sold through distribution for general retail or commercial use.

For the most part, the Registrant and its subsidiaries concentrate on specialty markets believed to offer higher profit margins and greater potential for growth than industrial commodities. Sales between segments are not material. No single customer accounts for more than 10% of consolidated net sales nor are export sales material thereto.

On May 1, 1997, the Registrant sold substantially all the assets, excluding real property, of its wholly-owned subsidiary, SL Auburn, Inc., for $12,216,000. For financial reporting purposes, the sale resulted in a pre-tax gain, net of severance, facility closing, legal and other costs of $5,888,000, increasing net income by $3,556,000, or $.59 per common share.

   (b) Financial Segment Information

Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Annual Report to Shareholders for the fiscal year ended July 31, 1997.

   (c) Narrative Description of Business

Power and Data Quality Segment:

Products
Power Supplies - The Registrant produces a wide range of standard and custom power supply products which convert AC or DC power to direct electrical current to be used in customers' products. Condor D.C. Power Supplies, Inc. ("Condor"), designs, manufactures and markets standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations. These products range in power from 5 to 700 watts and are manufactured in either commercial or medical configurations. Condor's power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Condor's power supplies service the medical, industrial, telecommunications and instrumentation markets. SL Montevideo Technology, Inc. ("MTI") also incorporates power supplies into its drive systems for electric vehicles and other motion control systems. For the years ended July 31, 1997, 1996 and 1995, Condor's net sales, as a percentage of consolidated net sales, were 26%, 23% and 23%.

Power Distribution and Power Conditioning Units - The Registrant is the leader in the design and manufacture of customized power distribution and power conditioning units. Teal Electronics Corporation ("Teal") acquired in May 1995, develops and manufactures custom electrical subsystems for OEM's of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system to Teal helps its customers reduce cost and time to market, while increasing system performance and customer satisfaction. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, power distribution, and agency approvals for systems such as CT and MRI scanners, chip testers and cellular radio systems. Most of Teal's products are sold direct to its OEM customers who include them with their systems, which are sold to the end user. SL Waber, Inc. ("Waber") also designs and manufacturers Power Distribution Units that safely convert a high power input into user specified output ranges. For the years ended July 31, 1997 and 1996, Teal's net sales, as a percentage of consolidated net sales, were 13% and 12%.

Uninterruptible Power Supplies and Battery Charging - Waber designs and manufactures uninterruptible power supplies that provide back-up power in the event of a power failure. These products are also used to recharge batteries and, in some applications, provide a direct power supply to connected equipment. Two of the products sold are "POWERHOUSE(R)" and "UPSTART(R)", which were introduced in 1996 as an under the monitor product that included software used to save and restore data, as well as typical UPS back up capability and surge protection. This concept was extended to network equipment in 1997 in the form of the "UPSTART Network(TM)" 350 and 550 products. Condor also designs and manufactures custom back-up power supplies for medical equipment and other critical industrial applications. MTI has introduced and developed battery chargers as part of its motion control systems for electric vehicle applications and is advancing its flywheel energy storage systems that provide uninterruptible power by storing electricity as kinetic energy which does not require batteries.

Motion Control Systems - MTI is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density, precision motors. MTI has been capitalizing on its new motor and (patented and patent pending) motor control technologies to win important programs in both traditional and new market areas. MTI's new motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs including flywheel energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. For the years ended July 31, 1997, 1996 and 1995, MTI's net sales, as a percentage of consolidated net sales, were 10%, 8% and 9%.

Surge Suppressors and Other - Surge suppressors are sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. Waber is a leader in the design and manufacture of surge suppressors for the custom, OEM and retail marketplaces. These products include those sold under the trademarks of "POWERMASTER(R)" and "DATAGARD(R)". Waber also manufactures a multi-directional antenna designed for AM/FM radio and television. For the years ended July 31, 1997, 1996 and 1995, Waber's net sales, as a percentage of consolidated net sales, were 41%, 42% and 46%.

Raw Materials
Raw materials are supplied by various domestic and international vendors and availability for materials is not foreseen to be a problem. Some raw materials are purchased direct whenever possible to avoid distributor mark-ups. Average lead times run from immediate availability to eight weeks.

Seasonality
Generally, seasonality is not a factor in this segment.

Significant Customers
No business has a customer which accounts for 10% or more of consolidated net sales. The loss of any one major customer should not have an adverse effect on the segment.

Backlog
Backlog at September 7, 1997, and September 8, 1996, was $30,713,000 and $22,709,000, respectively. The increase is primarily related to MTI entering the commercial product market and extended business with its existing customers, along with Waber increasing its marketing of custom products.

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


Specialty Products Segment:

Products
Spark Plugs and Igniters - Prior to its disposition, on May 1, 1997, SL Auburn, Inc. ("Auburn"), produced aviation spark plugs and igniters, under "Spitfire(TM)" and "auburn(TM)" trademarks; and custom engineered industrial spark ignition plugs, under the "Auburn(TM)" and "Durafire(TM)" trademarks. These products convert or transfer electrical power in devices that include aircraft engines (turbine and piston), furnaces and ovens for industrial processes, motors and transformers for air conditioning, and liquid level sensors for boilers and chemical processing. Auburn's products also included several higher-temperature igniters for turbine engines and improved technology and certified leak-proof feed throughs which meet more stringent requirements for extreme temperatures, pressures and environmental mandates in air-conditioning markets. Auburn's customers were categorized as OEM, distributors, government and end users. Auburn's products were sold by company sales representatives, warehouse distributors and independent sales representatives throughout the world. For the years ended July 31, 1997, 1996 and 1995, net sales for Auburn, as a percentage of consolidated net sales, were 7%, 9% and 10%, respectively.

Industrial surface finishing - SL Surface Technologies, Inc. ("STI"), provides chromium electroplated, specialty engineered surfaces to the paper, plastics, steel, nuclear and construction industries. Examples include its specifically designed, wear resistant, NUchrome(TM) (introduced in FY 1995) coating for rolls used in the manufacture of corrugated paper board, controlled gloss surfaces for plastic laminate press plates and containment resistant barrier surfaces for vinyl flooring stencils. The company is a major supplier of these services in the Greater Philadelphia region, and has developed a presence in Western Europe. Sales are made by appropriate company technical personnel.

Raw Materials
Raw materials are supplied by various domestic vendors and availability is not foreseen to be a problem. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

Seasonality
Seasonality is not a factor in this segment.

Significant Customers
No business has a customer which accounts for 10% or more of consolidated net sales. STI has four customers which make up approximately seventy-five percent of its sales.

Backlog
Backlog at September 7, 1997, and September 8, 1996, was $122,000 and $3,927,000, respectively. The decrease is related to the disposition of Auburn.

Competitive Conditions
The businesses in this segment compete primarily with companies offering similar services or products. STI competes on technology, as well as service.


Environmental

The Registrant (together with the industries in which it operates or has operated) is subject to United States and Mexican environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Registrant and the industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Registrant to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Registrant in the future. However, it is not expected that the Registrant will be affected differently from others in its industries.

It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. Environmental liabilities and related costs are believed to have been adequately provided for in the consolidated financial statements. Capital expenditures for these purposes for fiscal year 1997 were immaterial and are estimated to be immaterial for fiscal 1998. For additional information related to environmental issues, see Note 10 to the consolidated financial statements and "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997, and is incorporated herein by reference.


Employees

As of September 7, 1997, the Registrant had approximately 1,700 employees. Of these employees, approximately 150 are subject to collective bargaining agreements.


Additional Information

For the purposes of providing additional information regarding the development of the Registrant's businesses in fiscal 1997, the "Power and Data Quality Operations" and "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997, are incorporated by reference.

ITEM 2.  PROPERTIES

                                                  Approx.        Owned or
                                                   Square       Leased And
      Location           General Character        Footage     Expiration Date
      --------           -----------------        -------     ---------------

Montevideo, MN        Manufacture of               26,200          Owned
                      precision motors and          7,040         Leased
                      motion control systems                     12/31/98

Matamoros, Mexico     Manufacture of                8,600         Leased
                      precision motors                           11/05/99

Nogales, Mexico       Manufacture of power         65,000         Leased
                      protection products                        12/31/02

Nogales, AZ           Distribution of power                       Leased
                      protection products          43,500        10/31/00
                                                   11,700           N/A

Mt. Laurel, NJ        Corporate Office -           15,900         Leased
                      power protection                           11/30/99
                      products

Oxnard, CA            Manufacture and              36,000         Leased
                      distribution of power                      02/28/03
                      supply products

Mexicali, Mexico      Manufacture and                             Leased
                      distribution of power        40,000         6/01/98
                      supply products              21,150        08/31/00

San Diego, CA         Manufacture of AC            31,200         Leased
                      power subsystems                           03/22/00

Camden, NJ            Industrial surface           15,800          Owned
                      finishing

Pennsauken, NJ        Industrial surface            6,000          Owned
                      finishing warehouse

Mt. Laurel, NJ        Corporate Office              4,200         Leased
                                                                 11/30/99


All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material effect on the financial position or results of operations of the Registrant. There are no legal proceedings to which any Director or Officer of the Registrant, or any associate of any Director or Officer, is a party or has a material interest adverse to the Registrant's interest. There are no material proceedings with environmental issues, which involve penalties or sanctions. Additional information pertaining to legal proceedings is found in Note 10 to the consolidated financial statements, and in "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997, and is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended July 31, 1997, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                               ------------------------------------------------
                                     FISCAL 1997             FISCAL 1996
                               ------------------------------------------------
                                  HIGH         LOW        HIGH         LOW
                               ------------------------------------------------
Stock Prices
1st Quarter................     10 1/4       8 1/8       8 3/8       5 5/8
2nd Quarter................      8 5/8       6 7/8       9 3/8       6 5/8
3rd Quarter................      7 7/8       6 3/8       8 1/2       6 5/8
4th Quarter................       11         7 3/8      11 3/8       7 7/8

Dividends
Cash - November............            $.03                    $.03
Cash - June................            $.04                    $.03
                               ------------------------------------------------

As of September 12, 1997, there were approximately 1,700 registered shareholders. A semi-annual cash dividend of $.04 per share was declared on September 25, 1997, which is payable on November 25, 1997, to shareholders of record on November 3, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the material captioned "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Report of Independent Public Accountants" and "Selected Quarterly Financial Data(Unaudited)" in the Annual Report to Shareholders for the fiscal year ended July 31, 1997.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, except for the ages and positions held with the Registrant of the executive officers, is incorporated herein by reference to the material captioned "Election of Directors" on pages 4 through 5 of the proxy statement dated October 10, 1997. The ages of the executive officers are as follows: Owen Farren, age 46, James D. Klemashevich, age 41, and James E. Morris, age 60. The capacities in which each served are as follows: O. Farren, President and Chief Executive Officer since April 1991 and prior thereto Executive Vice President since 1990; J.D. Klemashevich, Vice President of Operational Development since April 1997, and J.E. Morris, Vice President and Corporate Controller since September 1991, Secretary and Treasurer since November 1995 and a financial executive since 1978.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material captioned "The Board Of Directors" and "Executive Officer Compensation" on pages 6 through 10 of the proxy statement dated October 10, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the material captioned "Security Ownership of Principal Shareholders and Management" on page 3 of the proxy statement dated October 10, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, except for related transactions, is incorporated herein by reference to the material captioned "Executive Officer Compensation" on pages 7 through 8 of the proxy statement dated October 10, 1997.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

The following consolidated financial statements, related notes to consolidated financial statements and the report of independent public accountants appearing in the portions of the Registrant's Annual Report to Shareholders, filed as
Exhibit 13, for the fiscal year ended July 31, 1997, are incorporated herein by reference:

   Consolidated Statements of Earnings - Years ended July 31, 1997, 1996 and
   1995

   Consolidated Balance Sheets - July 31, 1997 and 1996

   Consolidated Statements of Shareholders' Equity - Years ended July 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows - Years ended July 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements

   Report of Independent Public Accountants

(a) (2)  Financial Statement Schedules

The following financial statement schedules for the years 1997, 1996 and 1995 are submitted herewith:
      Report of Independent Public Accountants - Arthur Andersen LLP

      Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required.

(a) (3)  Exhibits

The information called for by this section is listed in the Exhibit Index of this report.


(b)   Reports on Form 8-K

On May 16, 1997, the Registrant filed a report dated May 1, 1997, on Form 8-K covering the sale of SL Auburn, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SL INDUSTRIES, INC.
                                            -----------------------
                                               (Registrant)


                                            /s/ Owen Farren
                                            -----------------------
                                            Owen Farren, President
                                            October 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Owen Farren                             /s/ Edward A. Gaugler
------------------------                    -----------------------------------
Owen Farren                                 Edward A. Gaugler
President and Chief                         Director
Executive Officer                           October 26, 1997
October 27, 1997

/s/ James E. Morris                         /s/ George R. Hornig
------------------------                    -----------------------------------
James E. Morris                             George R. Hornig
Vice President,                             Director
Corporate Controller,                       October 24, 1997
Treasurer and Secretary
October 27, 1997

/s/ Salvatore J. Nuzzo                      /s/ Walter I. Rickard
------------------------                    -----------------------------------
Salvatore J. Nuzzo                          Walter I. Rickard
Chairman of the Board                       Director
October 25, 1997                            October 27, 1997

                                            /s/ Robert J. Sanator
                                            -----------------------------------
                                            Robert J. Sanator
                                            Director
                                            October 25, 1997

                        [ARTHUR ANDERSEN LLP Letterhead]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SL Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SL Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 5, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP


Philadelphia,PA
September 5, 1997

                                                      COMMISSION FILE NO. 1-4987
--------------------------------------------------------------------------------


                      SL INDUSTRIES, INC. AND SUBSIDIARIES

                              SUPPORTING SCHEDULES

                                      FOR

                                 ANNUAL REPORT
                                  (Form 10-K)

                                       TO

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                  -------------------------------------
                                      Balance at          Charged to         Charged to
                                    Beginning of           Costs and              Other                         Balance at
Description                               Period            Expenses           Accounts        Deductions    End of Period
--------------------------------------------------------------------------------------------------------------------------
YEAR 1997
Allowance for:
  doubtful accounts                         $428                 $62                $35               $29             $496
                                            ----                 ---                ---               ---             ----
  customer credits                        $1,212              $2,157                $--            $2,075(b)        $1,294
                                          ------              ------                ---            ------           ------
YEAR 1996
Allowance for:
  doubtful accounts                         $453                $151                $41              $217(a)          $428
                                            ----                ----                ---              ----             ----
  customer credits                        $1,367              $1,888                $--            $2,043(b)        $1,212
                                          ------              ------                ---            ------           ------
YEAR 1995
Allowance for:
  doubtful accounts                         $256                $175                $63               $41(a)          $453
                                            ----                ----                ---               ---             ----
  customer credits                          $528              $2,701                $--            $1,862(b)        $1,367
                                            ----              ------                ---            ------           ------

----------------------
(a)   Accounts receivable written off, net of recoveries.
(b)   Primarily for customer advertising programs.

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

 3.2             By-Laws.  Incorporated by reference to Exhibit 3 to the Registrant's report on Form 10-Q for the quarters ended October 31, 1994 and
                 October 31, 1996.

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

10.23            Capital Accumulation Plan.  Incorporated by reference to the
                 Registrant's report on Form 10K/A for the fiscal period ended
                 July 31, 1994.

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

10.25 Non-Qualified Stock Option Agreement Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-65445, filed
                 December 28, 1995.

10.26            Severance Pay Agreement with James D. Klemashevich
                 (transmitted herewith).

11 Statement Re Computation of Per Share Earnings (transmitted herewith).

13 Portions of Annual Report to Shareholders for the fiscal year ended July

                 31, 1997 (transmitted herewith).

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

28               Annual Report on Form 11-K (to be filed by amendment).