Form 10-Q
period 1997-10-31
SL INDUSTRIES INC
filed 1997-12-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock outstanding as of December 5, 1997, was 5,575,923.

                                          PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                                               SL INDUSTRIES, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                October 31,             July 31,
                                                                                   1997                  1997
                                                                                ------------         ------------
                                                                                 (Unaudited)               *
ASSETS
Current assets:
   Cash and cash equivalents ...........................................        $         --         $         --
   Receivables, less allowances of
    $2,055,000 and $1,790,000, respectively ............................          17,024,000           18,141,000
   Inventories (Note 2) ................................................          16,296,000           16,505,000
   Prepaid expenses ....................................................             952,000              712,000
   Deferred income taxes ...............................................           3,487,000            3,168,000
                                                                                ------------         ------------
       Total current assets ............................................          37,759,000           38,526,000
                                                                                ------------         ------------
Property, plant and equipment, less accumulated depreciation
  of $12,812,000 and $12,358,000, respectively .........................           7,413,000            7,254,000
Long-term notes receivable .............................................           2,226,000            2,234,000
Deferred income taxes ..................................................           2,485,000            2,442,000
Cash surrender value of life insurance policies ........................           7,838,000            7,627,000
Intangible assets, less accumulated amortization
  of $2,181,000 and $2,012,000, respectively ...........................           7,728,000            7,594,000
Other assets ...........................................................           1,195,000            1,127,000
                                                                                ------------         ------------
        Total assets ...................................................        $ 66,644,000         $ 66,804,000
                                                                                ============         ============

LIABILITIES
Current liabilities:
   Long-term debt due within one year ..................................        $    133,000         $    133,000
   Accounts payable ....................................................           7,309,000            8,839,000
   Accrued income taxes ................................................           1,712,000              770,000
   Accrued liabilities:
     Payroll and related costs .........................................           5,675,000            5,331,000
     Other .............................................................           5,596,000            6,054,000
                                                                                ------------         ------------
        Total current liabilities ......................................          20,425,000           21,127,000
                                                                                ------------         ------------
Long-term debt less portion due within one year ........................           4,000,000              700,000
Deferred compensation and supplemental retirement benefits .............           4,401,000            4,133,000
Other liabilities ......................................................           4,033,000            4,352,000
                                                                                ------------         ------------
        Total liabilities ..............................................        $ 32,859,000         $ 30,312,000
                                                                                ------------         ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued        $         --         $         --
Common stock, $20 par value; authorized, 25,000,000 shares;
  issued, 5,533,000 and 7,958,000 shares, respectively .................           1,610,000            1,592,000
Capital in excess of par value .........................................          35,138,000           34,695,000
Retained earnings ......................................................          10,569,000            9,607,000
Treasury stock at cost, 2,516,000 and 2,141,000 shares, respectively ...         (13,532,000)          (9,402,000)
                                                                                ------------         ------------
        Total shareholders' equity .....................................          33,785,000           36,492,000
                                                                                ------------         ------------
        Total liabilities and shareholders' equity .....................        $ 66,644,000         $ 66,804,000
                                                                                ============         ============

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                                                   SL INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                              Three-Months Ended
                                                                                                 October 31,
                                                                                          1997               1996 (a)
                                                                                     ------------         ------------
                                                                                       (Unaudited)          (Unaudited)
Net sales ...................................................................        $ 29,455,000         $ 27,844,000
                                                                                     ------------         ------------
Cost and expenses:
  Cost of products sold .....................................................          18,654,000           17,850,000
  Engineering and product development .......................................           1,532,000            1,282,000
  Selling, general and administrative .......................................           6,626,000            6,443,000
  Depreciation and amortization .............................................             729,000              683,000
                                                                                     ------------         ------------
Total cost and expenses .....................................................          27,541,000           26,258,000
                                                                                     ------------         ------------
Income from operations ......................................................           1,914,000            1,586,000
Other income (expense):
  Interest income ...........................................................              54,000               67,000
  Interest expense ..........................................................             (75,000)            (237,000)
                                                                                     ------------         ------------
Income before income taxes ..................................................           1,893,000            1,416,000
Provision for federal and state income taxes ................................             711,000              536,000
                                                                                     ------------         ------------
Net income ..................................................................        $  1,182,000         $    880,000
                                                                                     ============         ============


Net income per common share .................................................        $       0.20         $       0.15
                                                                                     ============         ============


Shares used in computing net income
  per common share ..........................................................           5,953,000            6,047,000


(a) Fiscal 1997 first quarter results include SL Auburn, Inc.'s net income and net sales of $195,000 and $2,814,000, respectively. Substantially all of SL
Auburn, Inc.'s assets were sold on May 1, 1997.

See accompanying notes to consolidated financial statements.

                                                SL INDUSTRIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Three-Months Ended October 31,
                                                                                         1997               1996
                                                                                     -----------         -----------
                                                                                     (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
  Net income ................................................................        $ 1,182,000         $   880,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation ...........................................................            499,000             482,000
     Amortization ...........................................................            230,000             201,000
     Provisions for losses on accounts receivable ...........................              6,000              12,000
     Additions to deferred charges and other assets .........................           (433,000)           (575,000)
     Cash surrender value of life insurance premium .........................           (210,000)           (101,000)
     Deferred compensation and supplemental retirement payments .............            447,000             358,000
     Deferred compensation and supplemental  retirement benefit cash payments           (176,000)           (152,000)
     Increase in deferred income taxes ......................................           (362,000)           (324,000)
    Gain on sale of equipment ...............................................                 --              (4,000)
    Cash dividends declared, but not paid ...................................           (220,000)           (173,000)

     Changes in operating assets and liabilities:
       Accounts receivable ..................................................          1,112,000             544,000
       Inventories ..........................................................            210,000             202,000
       Prepaid expenses .....................................................           (241,000)           (251,000)
       Accounts payable .....................................................         (1,530,000)            143,000
       Other accrued liabilities ............................................           (436,000)           (964,000)
       Income taxes .........................................................            942,000             856,000
                                                                                     -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        $ 1,020,000         $ 1,134,000
                                                                                     -----------         -----------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment ................................              1,000               7,000
  Purchases of property, plant and equipment ................................           (659,000)           (390,000)
  Decrease in notes receivable ..............................................              7,000               7,000
                                                                                     -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES .......................................        $  (651,000)        $  (376,000)
                                                                                     -----------         -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............................................          5,100,000                  --
  Payments on long-term debt ................................................         (1,800,000)           (607,000)
  Proceeds from stock options exercised .....................................            461,000              43,000
  Treasury stock acquired ...................................................         (4,130,000)                 --
                                                                                     -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES .......................................        $  (369,000)        $  (564,000)
                                                                                     -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................                 --             194,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................                 --                  --
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT OCTOBER 31, ....................................        $        --         $   194,000
                                                                                     ===========         ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ................................................................        $    79,000         $   292,000
    Income taxes ............................................................        $   131,000         $   828,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of October 31, 1997, and July 31, 1997, the results of operations for the three-month periods ended October 31, 1997 and 1996, and the cash flows for the three-month periods ended October 31, 1997 and 1996.

2. Inventories at October 31, 1997, and July 31, 1997, were as follows:

                                   October 31, 1997    July 31, 1997

           Raw materials             $ 7,469,000       $ 7,691,000
           Work in process             3,244,000         2,283,000
           Finished goods              5,583,000         6,531,000
                                     -----------       -----------
                                     $16,296,000       $16,505,000
                                     ===========       ===========

3. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Registrant is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the Earnings per Share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. For the three-month periods ending October 31, 1997 and 1996, the pro forma basic EPS would have been $.21 and $.15, respectively. The diluted EPS for the periods presented remained the same as presented.

4. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1997, along with any subsequent Form 10-Q's and Form 8-K's.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The principal sources of cash during the first three months of fiscal 1998 of $1,020,000 were provided by operating activities, while investing and financing activities used cash of $651,000 and $369,000, respectively. The net cash provided by operating activities resulted primarily from net income and the collection of accounts receivable offset, in part, by cash used to reduce accounts payable. The net cash used in investing activities resulted primarily from purchases of manufacturing equipment and leasehold improvements. The net cash used by financing activities included $4,130,000 for the purchase of 375,500 shares of the Registrant's common stock, offset by debt proceeds of $5,100,000.

The Registrant's borrowing capacity at October 31, 1997, remained above its use of outside financing. As of October 31, 1997, the Registrant had $19,995,847 available for use under its $25,000,000 Revolving Credit Agreement since $1,004,153 was allocated to outstanding trade letters of credit and $4,000,000 utilized for the above stock repurchase and working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of October 31, 1997, the Registrant had $7,838,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended October 31, 1997, the ratio of current assets to current liabilities remained constant at 1.8 to 1 as compared to July 31, 1997.

Capital expenditures for the three-month period ended October 31, 1997, amounted to $659,000 and were primarily for purchases of manufacturing equipment and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES
Consolidated net sales for the three-month period ended October 31, 1997, increased 6%, as compared to the net sales realized during the corresponding period a year ago, which included the net sales of SL Auburn, Inc. ("Auburn"). Substantially all of the assets, excluding real property of Auburn, were sold on May 1, 1997. If Auburn's net sales were excluded from the three-month period of fiscal 1997, current year net sales would be 18% higher. The increases were primarily related to increased demand for sales of power conditioning and distribution units, motion control systems and power supplies.

COST OF SALES
Cost of sales for the three-month period increased 5%, as compared to last year. If Auburn's results were excluded from last year's three-month period, cost of sales for the three-month period increased 17%, as compared to last year. The increase is primarily related to increased volume and excess costs associated with training new production employees. As a percentage of net sales, cost of sales for the current three-month period was 63%, as compared to 64%, a year ago. If Auburn's results were excluded, cost of sales, as a percentage of net sales, for the three-month period of the prior year remained the same. The three-month decrease is primarily due to product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
For the three-month period, engineering and product development expenses increased 20% as compared to the same period last year. The three-month period increase was primarily related to the development of new power supplies and battery charger products. As a percentage of net sales, engineering and product development expenses remained constant at 5%, as compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month period, selling, general and administrative expenses increased 3%, as compared to last year. As a percentage of net sales, the three-month period remained constant at 23%. If Auburn's results were excluded from last year's three-month period, selling, general and administrative expenses increased 10%, as compared to the same period last year, and as a percentage of net sales, were 24%, a year ago. The decrease, as a percentage of net sales, was primarily related to a reduction in administrative expenses because of staff reductions and the use of temporary employees.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the three-month period increased 7%, as compared to last year. If you exclude Auburn's expense from prior year results, depreciation and amortization expense increased 19%, as compared to last year. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively.

INTEREST
Interest income for the three-month period decreased 19%, as compared to last year. The primarily reason for the decrease was less cash available for investment. Interest expense for the three-month period decreased 68%, as compared to last year. The decrease resulted primarily from a lower debt balance.

TAXES
The effective tax rate for both three-month periods were 38%.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The regular annual meeting of shareholders of the Registrant was held on November 21, 1997. The meeting was held to elect seven directors to serve for one year, to ratify the appointment of a certified public accounting firm to serve as the Registrant's auditors for fiscal year 1998, to amend the Company's Certificate of Incorporation eliminating cumulative voting and to vote on a shareholder proposal.

The votes cast for and against all nominees were as follows:

                  Name                 For         Against
                  ----                 ---         -------
       Baumgardner, J. Dwane        4,642,398      436,784
       Farren, Owen                 4,646,871      432,311
       Gaugler, Edward A.           4,663,940      415,242
       Hornig, George R.            4,681,163      398,019
       Nuzzo, Salvatore J.          4,642,988      436,194
       Rickard, Walter I.           4,683,163      396,019
       Sanator, Robert J.           4,678,707      400,475

All of the above nominees for the Board of Directors were elected.


The votes cast for, against and abstain for ratifying the appointment of Arthur Andersen LLP as the Registrant's auditors for fiscal year 1998 were as follows:
        For  5,000,081         Against  11,366           Abstain  65,733

The appointment of Arthur Andersen LLP as the Registrant's auditors was ratified, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.

The votes cast for, against and abstain for amending the Registrant's Certificate of Incorporation eliminating cumulative voting were as follows:
        For  2,812,339         Against    988,478        Abstain     46,147

The proposal to amend the certificate of incorporation was approved, since this proposal received two-thirds of the votes cast at the annual meeting.


The votes cast for, against and abstain for the shareholder proposal were as follows:
        For    326,959         Against  3,280,700        Abstain    239,304

The shareholder proposal was not approved, since this proposal did not receive the required affirmative vote of a majority of the votes cast at the annual meeting.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      The information called for by this section is listed in the Exhibit Index of this report.

(b)   Reports on Form 8-K
      The Registrant did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         SL INDUSTRIES, INC.
                                                              Registrant



Dated: December 12, 1997                             Owen Farren
                                                     ---------------------------
                                                     Owen Farren
                                                     President and
                                                     Chief Executive Officer




Dated: December 12, 1997                             James E. Morris
                                                     ---------------------------
                                                     James E. Morris
                                                     Vice President,
                                                     Corporate Controller,
                                                     and Treasurer

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