Form 10-K/A
period 1997-07-31
SL INDUSTRIES INC
filed 1998-01-27
CIK 89270

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                  ANNUAL REPORT




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              AMENDMENT #1 FOR THE FISCAL YEAR ENDED JULY 31, 1997

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





                                             /s/ James E. Morris
                                             ----------------------------------
                                                 James E. Morris
                                                 Plan Administrator
                                                 January 27, 1998

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                        Pages
                                                                        -----
Report of Independent Public Accountants                                     4

Financial Statements:
  Statements of Net Assets Available for Plan
  Benefits, July 31, 1997 and 1996                                         5-6

  Statement of Changes in Net Assets Available
  for Plan Benefits for the year ended
  July 31, 1997                                                              7

Notes to Financial Statements                                             8-12

Supplemental Schedules:
  Schedules of Assets Held for Investment Purposes -
  July 31, 1997 and 1996                                                 13-14

Consent of Independent Public Accountants                                   15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Plan Administrator
  SL Industries, Inc. Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL Industries, Inc. Savings and Pension Plan as of July 31, 1997 and 1996 and the related statement of changes in net assets available for plan benefits for the year ended July 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of July 31, 1997 and 1996 and the changes in net assets available for plan benefits for the year ended July 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for the plan benefits and the statement of changes in net assets available for plan benefits are presented for purposes of additional analysis rather than to present the net assets available for plan benefits and change in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   January 16, 1998

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1997



                                                                                                           SL Industries,
                                                                                  Index       Diversified       Inc.
                                                Stable Value     Balanced         Stock         Stock          Common
                                                    Fund           Fund           Fund           Fund           Stock
                                                -----------     -----------    -----------    -----------    -----------
NET ASSETS
Investments                                     $ 4,671,241     $ 1,073,095    $ 1,097,946    $ 1,899,622    $ 2,501,716

Participant loans receivable                             --              --             --             --             --

Pending transfers                                  (138,397)         29,262         40,688         53,700         14,747

Participant contribution receivable                  21,799          10,839         15,029         18,244         17,025
                                                -----------     -----------    -----------    -----------    -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS    $ 4,554,643     $ 1,113,196    $ 1,153,663    $ 1,971,566    $ 2,533,488
                                                ===========     ===========    ===========    ===========    ===========




                                                   Loans
                                                     to
                                                 Participants      Combined
                                                  -----------    -----------
NET ASSETS
Investments                                       $        --    $11,243,620

Participant loans receivable                          262,755        262,755

Pending transfers                                          --             --

Participant contribution receivable                        --         82,936
                                                  -----------    -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS      $   262,755    $11,589,311
                                                  ===========    ===========



NOTE: The accompanying notes are an integral part of this financial statement.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1996



                                                                                                     SL Industries,
                                                                              Index      Diversified      Inc.
                                               Stable Value    Balanced       Stock         Stock        Common
                                                    Fund         Fund         Fund          Fund          Stock
                                                ----------    ----------    ----------    ----------    ----------
NET ASSETS
Investments                                     $3,954,508    $  882,270    $  603,669    $1,203,910    $1,866,532

Participant loans receivable                            --            --            --            --            --

Contributions receivable:
  Employer                                          89,287        32,787        23,002        40,517        16,130
  Participants                                      22,183         9,522         7,006        10,783        14,159
                                                ----------    ----------    ----------    ----------    ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS    $4,065,978    $  924,579    $  633,677    $1,255,210    $1,896,821
                                                ==========    ==========    ==========    ==========    ==========



                                                     Loans
                                                       to
                                                  Participants     Combined
                                                   ----------    ----------
NET ASSETS
Investments                                        $       --    $8,510,889

Participant loans receivable                          321,955       321,955

Contributions receivable:
  Employer                                                 --       201,723
  Participants                                             --        63,653
                                                   ----------    ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS       $  321,955    $9,098,220
                                                   ==========    ==========


NOTE: The accompanying notes are an integral part of this financial statement.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        FOR THE YEAR ENDING JULY 31, 1997




                                                                                                        SL Industries,
                                                                              Index        Diversified        Inc.
                                             Stable Value    Balanced         Stock           Stock          Common
                                                Fund           Fund           Fund            Fund            Stock
                                            -----------    -----------     -----------    -----------     -----------
ADDITIONS:
  Interest and dividend income              $   273,463    $    47,005     $    22,543    $    43,603     $    17,209

  Contributions:
    Employer                                     81,017         29,262          40,688         53,700         167,960
    Participant                                 245,996        126,483         154,721        194,999          62,679

  Net appreciation of investments                    --        169,604         321,001        536,860         424,529

  Loan repayments                                90,810         34,433          13,409         63,851          10,353

  Transfers                                     102,391       (165,658)         72,002        (59,978)         51,243
                                            -----------    -----------     -----------    -----------     -----------

TOTAL ADDITIONS                                 793,677        241,129         624,364        833,035         733,973
                                            -----------    -----------     -----------    -----------     -----------


DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                 233,331         30,830          85,019         96,038          90,706

  Loans to participants                          71,681         21,682          19,359         20,641           6,600
                                            -----------    -----------     -----------    -----------     -----------

TOTAL DEDUCTIONS                                305,012         52,512         104,378        116,679          97,306
                                            -----------    -----------     -----------    -----------     -----------

Net additions (deductions) in net assets
  available for plan benefits                   488,665        188,617         519,986        716,356         636,667

Net assets available for plan benefits
  at beginning of year                        4,065,978        924,579         633,677      1,255,210       1,896,821
                                            -----------    -----------     -----------    -----------     -----------

Net assets available for plan benefits
  at end of year                            $ 4,554,643    $ 1,113,196     $ 1,153,663    $ 1,971,566     $ 2,533,488
                                            ===========    ===========     ===========    ===========     ===========



                                                 Loans
                                                   to
                                               Participants      Combined
                                               -----------     -----------
ADDITIONS:
  Interest and dividend income                 $        --     $   403,823

  Contributions:
    Employer                                            --         372,627
    Participant                                         --         784,878

  Net appreciation of investments                       --       1,451,994

  Loan repayments                                 (212,856)             --

  Transfers                                             --              --
                                               -----------     -----------

TOTAL ADDITIONS                                   (212,856)      3,013,322
                                               -----------     -----------


DEDUCTIONS:
  Retirement benefits, administrative
    and termination costs, etc.                    (13,693)        522,231

  Loans to participants                           (139,963)             --
                                               -----------     -----------

TOTAL DEDUCTIONS                                  (153,656)        522,231
                                               -----------     -----------

Net additions (deductions) in net assets
  available for plan benefits                      (59,200)      2,491,091

Net assets available for plan benefits
  at beginning of year                             321,955       9,098,220
                                               -----------     -----------

Net assets available for plan benefits
  at end of year                               $   262,755     $11,589,311
                                               ===========     ===========


NOTE: The accompanying notes are an integral part of this financial statement.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                          NOTES TO FINANCIAL STATEMENTS


1.      Description of Plan and Summary of
        Significant Accounting Policies

        Description of Plan:

        SL Industries, Inc. Savings and Pension Plan (the "Plan"), originally adopted May 1, 1976, is a defined contribution savings and pension plan covering substantially all U.S. non-union employees of SL Industries, Inc. who have completed one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Participants should refer to the Summary Plan Description for more complete information with respect to the provisions of the Plan.


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

        The remaining funds are all John Hancock separate investment accounts and are carried at market value as reported by John Hancock as of the Plan year-end. The fair value of the SL Industries, Inc. Common Stock is based on the market price as quoted on the New York Stock Exchange.

        The Plan presents in the statement of changes in net assets the net appreciation in investments which consists of the realized gains or losses and the unrealized appreciation or depreciation of those investments.

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


        Participant Loans:

        The Plan makes loans to a participant, using the participant's account balance as collateral. The minimum loan amount is $500 and may not exceed the lesser of $50,000 or 50% of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable on the accompanying statements of net assets available for plan benefits for July 31, 1997 and 1996 range from 9.25% to 9.50%.

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


3.      Reconciliation to Form 5500

        As of July 31, 1997 and 1996, the Plan had approximately $475,000 and $158,000, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

        The following table reconciles net assets available for Plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended July 31, 1997 and 1996:

                                                                  Net Assets Available
                                                                   for Plan Benefits
                                                                   -----------------
                              Benefits
                             Payable to         Benefits         July 31,        July 31,
                             Participant         Paid              1997            1996
                              --------         --------        -----------      ----------
        Per financial
        statements            $      0         $541,000       $11,589,000      $9,098,000

        Accrued benefit
        payments
                               475,000          475,000          (475,000)       (158,000)

        Reversal of 1996
        accrual for
        benefit payments
                                     0         (158,000)                0               0
                              --------         --------        -----------      ----------
        Per Form 5500         $475,000         $858,000        $11,114,000      $8,940,000
                              ========         ========        ===========      ==========

4.      Administrative Expenses

        Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which are paid by the Plan. Total asset management fees expensed in fiscal 1997 and 1996 were $1,178 and $2,290, respectively.


5.      Tax Status

        The Internal Revenue Service has issued a ruling that the Plan meets the requirements for qualification pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and that the Plan is exempt from federal income taxes under Section 501(a) of the Code. Management believes they are operating the Plan in accordance with the Code. Accordingly, there is no provision for income taxes in the accompanying financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  JULY 31, 1997




 A. Party
in Interest  B. Identity of Issuer     C. Description of Asset                        D. Cost        E. Current Value
-----------  ---------------------     -----------------------                        -------        ----------------
     *       SL Industries, Inc.       Common Stock                                 $1,339,341         $2,501,716

     *       John Hancock Mutual       Guaranteed Investment Contracts              $4,671,241         $4,671,241
             Life Insurance Company    (#6315, #7494, #7960, #8583 and #9543)

     *       John Hancock Mutual       Common Trust Fund - Balanced Fund              $860,308         $1,073,095
             Life Insurance Company

     *       John Hancock Mutual       Common Trust Fund - Indexed Stock Fund         $668,205         $1,097,946
             Life Insurance Company

     *       John Hancock Mutual       Common Trust Fund - Diversified Stock Fund   $1,426,318         $1,899,622
             Life Insurance Company

     *       John Hancock Mutual       Loans Receivable                               $262,755           $262,755
             Life Insurance Company    (interest ranges from 9.25% to 9.50%)


* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  JULY 31, 1996




  A. Party
in Interest    B. Identity of Issuer       C. Description of Asset                      D. Cost       E. Current Value
------------   ---------------------       -----------------------                      -------       ----------------
    *          SL Industries, Inc.         Common Stock                                 $1,115,576         $1,866,532

    *          John Hancock Mutual          Guaranteed Investment Contracts             $3,954,508         $3,954,508
               Life Insurance Company       (#6315, #7494, #7960 and #8583)

    *          John Hancock Mutual         Common Trust Fund - Balanced Fund              $728,393           $882,270
               Life Insurance Company

    *          John Hancock Mutual         Common Trust Fund - Indexed Stock Fund         $397,011           $603,669
               Life Insurance Company

    *          John Hancock Mutual         Common Trust Fund - Diversified Stock Fund   $1,011,034         $1,203,910
               Life Insurance Company

    *          John Hancock Mutual         Loans Receivable                               $321,955           $321,955
               Life Insurance Company      (interest ranges from 9.25% to 9.50%)


* Indicates party known to be a party in interest.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report dated January 16, 1998, included in this Form 10-K/A for the year ended July 31, 1997 into the company's previously filed Registration Statement No. 33-31805 on Form S-8.



                                                   ARTHUR ANDERSEN LLP




Philadelphia, PA
   January 27, 1998