Form 10-Q
period 1998-01-31
SL INDUSTRIES INC
filed 1998-03-16
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

The number of shares of common stock outstanding as of March 1, 1998, was 5,589,973.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           January 31,                July 31,
                                                                                              1998                      1997
                                                                                          ------------              -----------
                                                                                           (Unaudited)                   *
ASSETS
Current assets:
   Cash and cash equivalents...................................................           $          -              $         -
   Receivables, less allowances of
    $2,183,000 and $1,790,000, respectively....................................             16,062,000               18,141,000
   Recoverable Income Taxes....................................................                692,000                        -
   Inventories (Note 2)........................................................             16,288,000               16,505,000
   Prepaid expenses............................................................                830,000                  712,000
   Deferred income taxes.......................................................              2,352,000                3,168,000
                                                                                          ------------              -----------
       Total current assets....................................................             36,224,000               38,526,000
                                                                                          ------------              -----------
Property, plant and equipment, less accumulated depreciation
  of $11,879,000 and $12,358,000, respectively.................................              7,153,000                7,254,000
Long-term notes receivable.....................................................              2,218,000                2,234,000
Deferred income taxes..........................................................              2,439,000                2,442,000
Cash surrender value of life insurance policies................................              7,895,000                7,627,000
Intangible assets, less accumulated amortization
  of $2,181,000 and $2,012,000, respectively...................................              7,909,000                7,594,000
Other assets...................................................................              1,228,000                1,127,000
                                                                                          ------------              -----------
        Total assets...........................................................           $ 65,066,000              $66,804,000
                                                                                          ============              ===========
LIABILITIES
Current liabilities:
   Long-term debt due within one year..........................................           $    133,000              $   133,000
   Accounts payable............................................................              5,779,000                8,839,000
   Accrued income taxes........................................................                429,000                  770,000
   Accrued liabilities:
     Payroll and related costs.................................................              6,168,000                5,331,000
     Other.....................................................................              5,675,000                6,054,000
                                                                                          ------------              -----------
        Total current liabilities..............................................             18,184,000               21,127,000
                                                                                          ------------              -----------
Long-term debt less portion due within one year................................              3,300,000                  700,000
Deferred compensation and supplemental retirement benefits.....................              4,424,000                4,133,000
Other liabilities..............................................................              3,778,000                4,352,000
                                                                                          ------------              -----------
        Total liabilities......................................................           $ 29,686,000              $30,312,000
                                                                                          ------------              -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued.......           $          -              $         -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 5,588,000 and 7,958,000 shares, respectively.........................              1,621,000                1,592,000
Capital in excess of par value.................................................             35,499,000               34,695,000
Retained earnings..............................................................             11,793,000                9,607,000
Treasury stock at cost, 2,516,000 and 2,141,000 shares, respectively...........            (13,533,000)              (9,402,000)
                                                                                          ------------              -----------
        Total shareholders' equity.............................................             35,380,000               36,492,000
                                                                                          ------------              -----------
        Total liabilities and shareholders' equity.............................           $ 65,066,000              $66,804,000
                                                                                          ============              ===========

* Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 Three-Months Ended                   Six-Months Ended
                                                                     January 31,                         January 31,
                                                              1998                1997 (a)          1998               1997 (b)
                                                          -----------          -----------      -----------         -----------
                                                          (Unaudited)          (Unaudited)      (Unaudited)         (Unaudited)
Net sales..............................................   $28,559,000          $29,253,000      $58,014,000         $57,097,000
                                                          -----------          -----------      -----------         -----------
Cost and expenses:
  Cost of products sold................................    18,128,000           18,865,000       36,782,000          36,715,000
  Engineering and product development..................     1,471,000            1,241,000        3,003,000           2,523,000
  Selling, general and administrative..................     6,115,000            6,679,000       12,741,000          13,122,000
  Depreciation and amortization........................       770,000              688,000        1,499,000           1,371,000
                                                          -----------          -----------      -----------         -----------
Total cost and expenses................................    26,484,000           27,473,000       54,025,000          53,731,000
                                                          -----------          -----------      -----------         -----------
Income from operations.................................     2,075,000            1,780,000        3,989,000           3,366,000
Other income (expense):
  Interest income......................................        54,000               66,000          108,000             133,000
  Interest expense.....................................      (106,000)            (227,000)        (181,000)           (464,000)
                                                          -----------          -----------      -----------         -----------
Income before income taxes.............................     2,023,000            1,619,000        3,916,000           3,035,000
Provision for federal and state income taxes...........       798,000              655,000        1,509,000           1,191,000
                                                          -----------          -----------      -----------         -----------
Net income.............................................   $ 1,225,000          $   964,000      $ 2,407,000         $ 1,844,000
                                                          ===========          ===========      ===========         ===========

Basic net income per common share (Note 3) (c).........   $      0.22          $      0.17      $      0.43         $      0.32
                                                          ===========          ===========      ===========         ===========
Diluted net income per common share  (Note 3) (c)......   $      0.21          $      0.16      $      0.41         $      0.31
                                                          ===========          ===========      ===========         ===========

(a) Fiscal 1997 second quarter results include SL Auburn, Inc.'s net income and net sales of $92,000 and $2,793,000, respectively. Substantially all of SL Auburn, Inc.'s assets were sold on May 1, 1997.
(b) Fiscal 1997 six-month results include SL Auburn, Inc.'s net income and net sales of $287,000 and $5,607,000, respectively. Substantially all of SL Auburn, Inc.'s assets were sold on May 1, 1997.
(c) Fiscal 1997 restated to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Six-Months Ended January 31,
                                                                                                1998                1997
                                                                                            ------------        ------------
                                                                                             (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
  Net income......................................................................          $  2,407,000        $  1,844,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation.................................................................             1,027,000             964,000
     Amortization.................................................................               471,000             407,000
     Provisions for losses on accounts receivable.................................                11,000              29,000
     Additions to deferred charges and other assets...............................              (888,000)         (1,197,000)
     Cash surrender value of life insurance premium...............................              (267,000)           (253,000)
     Deferred compensation and supplemental retirement payments...................               603,000             611,000
     Deferred compensation and supplemental retirement benefit cash payments......              (307,000)           (281,000)
     Increase in deferred income taxes............................................               819,000            (524,000)
     Gain on sale of equipment....................................................                (8,000)            (24,000)

     Changes in operating assets and liabilities:
       Accounts receivable........................................................             2,069,000            (438,000)
       Inventories................................................................               217,000            (148,000)
       Prepaid expenses...........................................................              (118,000)           (126,000)
       Accounts payable...........................................................            (3,060,000)          1,083,000
       Other accrued liabilities..................................................               308,000           1,738,000
       Income taxes...............................................................            (1,033,000)            930,000
                                                                                            ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................          $  2,251,000        $  4,615,000
                                                                                            ------------        ------------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment......................................                45,000              29,000
  Purchases of property, plant and equipment......................................            (1,392,000)         (1,091,000)
  Decrease in notes receivable....................................................                15,000              14,000
                                                                                            ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES............................................           $ (1,332,000)       $ (1,048,000)
                                                                                            ------------        ------------

FINANCING ACTIVITIES:
  Cash dividends paid.............................................................              (221,000)           (173,000)
  Proceeds from long-term debt....................................................             6,950,000                   -
  Payments on long-term debt......................................................            (4,350,000)         (1,407,000)
  Proceeds from stock options exercised...........................................               833,000              87,000
  Treasury stock acquired.........................................................            (4,131,000)                  -
                                                                                            ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES.............................................          $   (919,000)       $ (1,493,000)
                                                                                            ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........................................                      -           2,074,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................                      -                   -
                                                                                            ------------        ------------
CASH AND CASH EQUIVALENTS AT JANUARY 31,..........................................          $          -        $  2,074,000
                                                                                            ============        ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................................          $    187,000        $    523,000
    Income taxes..................................................................          $  1,515,000        $    924,000

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of January 31, 1998, and July 31, 1997, the results of operations for the three-month and six-month periods ended January 31, 1998 and 1997, and the cash flows for the six-month periods ended January 31, 1998 and 1997.

2. Inventories at January 31, 1998, and July 31, 1997, were as follows:

                                                  January 31, 1998            July 31, 1997
                                                  ----------------            -------------
              Raw materials                           $ 7,770,000              $ 7,691,000
              Work in process                           2,967,000                2,283,000
              Finished goods                            5,551,000                6,531,000
                                                      -----------              -----------
                                                      $16,288,000              $16,505,000
                                                      ===========              ===========

3. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Registrant adopted effective December 15, 1997. This statement establishes new standards for computing and presenting earnings per share and requires the restatement of prior year amounts.

SFAS No. 128 simplifies the Earnings per Share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                   Per                                        Per
                                                  Share                                      Share
                      Income          Shares      Amount        Income       Shares          Amount
                      ------          ------      ------        ------       ------          ------

                    ---------------------------------------------------------------------------------
                                                    Three-Months Ended
                    ---------------------------------------------------------------------------------
                                January 31, 1998                          January 31, 1997
                    --------------------------------------     --------------------------------------
Basic net income
per common share     $1,225,000      5,546,000       $.22       $964,000       5,775,000       $.17
                                                     ----                                      ----

Effect of dilutive
securities                    -        285,000                         -         235,000
                     ----------      ---------                  --------       ---------

Dilutive net income
per common share     $1,225,000      5,831,000       $.21       $964,000       6,010,000       $.16
                     ----------      ---------       ----       --------       ---------       ----

                    -----------------------------------------------------------------------------------------
                                                     Six-Months Ended
                    -----------------------------------------------------------------------------------------
                                January 31, 1998                          January 31, 1997
                    --------------------------------------     ----------------------------------------------
Basic net income
per common share     $2,407,000      5,595,000        $.43      $1,844,000        5,770,000           $.32
                                                      ----                                            ----

Effect of dilutive
securities                    -        298,000                           -          257,000
                     ----------      ---------                  ----------        ---------

Dilutive net income
per common share     $2,407,000      5,893,000        $.41      $1,844,000        6,027,000           $.31
                     ----------      ---------        ----      ----------        ---------           ----



For fiscal 1998 and 1997, 25,846 and 195,101 common stock options, respectively, were excluded from the diluted computation because their effect would be anti-dilutive.

4. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1997, along with any subsequent Form 10-Q's and Form 8-K's.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The principal sources of cash during the first six months of fiscal 1998 of $2,251,000 were provided by operating activities, while investing and financing activities used cash of $1,332,000 and $919,000, respectively. The net cash provided by operating activities resulted primarily from net income and the collection of accounts receivable offset, in part, by cash used to reduce accounts payable. The net cash used in investing activities resulted primarily from purchases of manufacturing equipment, computer hardware and software and leasehold improvements. The net cash used in financing activities included $4,131,000 used for the purchase of 375,500 shares of the Registrant's common stock, offset in part, by net debt proceeds of $2,600,000.

The Registrant's borrowing capacity at January 31, 1998, remained above its use of outside financing. As of January 31, 1998, the Registrant had $20,702,668 available for use under its $25,000,000 Revolving Credit Agreement since $997,332 was allocated to outstanding trade letters of credit and $3,300,000 was utilized for the above stock repurchase and working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of January 31, 1998, the Registrant had $7,895,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended January 31, 1998, the ratio of current assets to current liabilities increased from 1.8 to 1 to 1.9 to 1 as compared to October 31, 1997.

Capital expenditures for the six-month period ended January 31, 1998, amounted to $1,392,000 and were primarily for purchases of manufacturing equipment, computer hardware and software and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

Consolidated net sales for the three-month and six-month periods ended January 31, 1998, decreased 2% and increased 2%, respectively, as compared to the net sales realized during the corresponding periods a year ago, which included the net sales of SL Auburn, Inc. ("Auburn"). Substantially all of the assets, excluding real property of Auburn, were sold on May 1, 1997. If Auburn's net sales were excluded from the three-month and six-month periods of fiscal 1997, current year net sales would have increased 8% and 13%, respectively. The increases were primarily related to increased demand for sales of power conditioning and distribution units, motion control systems and power supplies.

COST OF SALES

Cost of sales for the three-month and six-month periods decreased 4% and remained constant, respectively, as compared to last year. If Auburn's results were excluded from last year's three-month and six-month periods, cost of sales would have increased 8% and 13%, respectively, as compared to last year. The increase is primarily related to increased volume and training costs. As a percentage of net sales, cost of sales for the current three-month and six-month periods was 64% and 63%, respectively, as compared to 65% and 64%, respectively, a year ago. If Auburn's results were excluded from prior periods, cost of sales, as a percentage of net sales, would have been 63% and 64%, for the three-month and six-month periods, respectively. The three-month period increase and six-month period decrease is primarily due to product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For both the three-month and six-month periods, engineering and product development expenses increased 19%, as compared to the same periods last year. If Auburn's results were excluded from last year's three-month and six-month periods, engineering and product development expenses increased 23% and 25%, respectively, as compared to last year. The increases were primarily related to the development of new power supplies and battery charger products. Investments in engineering and product development make it possible to properly respond to our customers' current and future power and data quality requirements with the latest technology. As a percentage of net sales, engineering and product development expenses for the current three-month and six-month periods were 5% as compared to 4%, for both periods a year ago. If Auburn's results were excluded, engineering and product development expenses, as a percentage of net sales, remained constant at 5%, as compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month and six-month periods, selling, general and administrative expenses decreased 9% and 3%, respectively, as compared to last year. If Auburn's results were excluded from last year's three-month and six-month periods, selling, general and administrative expenses decreased 3% and increased 3%, as compared to the same periods last year. The three-month period decrease was primarily related to staff reductions, offset, in part, by the use of temporary employees. As a percentage of net sales, selling, general and administrative expenses for the three-month and six-month periods were 21% and 22%, respectively, as compared to 23% for both periods a year ago. If Auburn's results were excluded from last year's three-month and six-month periods, selling, general and administrative expenses, as a percentage of net sales, were 24% for both periods. The three-month and six-month decreases, as a percentage of net sales, were primarily related to decreased sales and marketing expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three-month and six-month periods increased 12% and 9%, respectively, as compared to last year. If you exclude Auburn's expense from prior year results, depreciation and amortization expense increased 24% for the three-month period and 22% for the six-month period. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively.

INTEREST

Interest income for the three-month and six-month periods decreased 22% and 23%, respectively, as compared to last year. The primary reason for the decrease was less cash available for investment. Interest expense for the three-month and six-month periods decreased 114% and 156%, respectively, as compared to last year. The decrease resulted primarily from a lower debt balance.

TAXES

The effective tax rate for both the three-month and six-month periods was 39%, as compared to 40% and 39%, respectively, a year ago.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            SL INDUSTRIES, INC.
                                                            -------------------
                                                               Registrant





Dated: March 12, 1998                          Owen Farren
      ----------------                         ------------------------
                                               Owen Farren
                                               President and
                                               Chief Executive Officer




Dated: March 13, 1998                          James E. Morris
      ---------------                          -------------------------------
                                               James E. Morris
                                               Vice President,
                                               Corporate Controller,
                                               and Treasurer

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

               Exhibit                           Description
               -------                           -----------
                  27          Financial Data Schedule