Form 10-Q
period 1998-04-30
SL INDUSTRIES INC
filed 1998-06-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

The number of shares of common stock outstanding as of June 5, 1998, was 5,581,276.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             April 30,        July 31,
                                                                                1998            1997
                                                                            ------------    ------------
                                                                            (Unaudited)          *
ASSETS
Current assets:
   Cash and cash equivalents .............................................   $         -     $         -
   Receivables, less allowances of
    $2,081,000 and $1,790,000, respectively ..............................    15,596,000      18,141,000
   Inventories (Note 2) ..................................................    16,917,000      16,505,000
   Prepaid expenses ......................................................       716,000         712,000
   Deferred income taxes .................................................     2,361,000       3,168,000
                                                                            ------------    ------------
       Total current assets ..............................................    35,590,000      38,526,000
                                                                            ------------    ------------
Property, plant and equipment, less accumulated depreciation
  of $12,364,000 and $12,358,000, respectively ...........................     7,202,000       7,254,000
Long-term notes receivable ...............................................     2,211,000       2,234,000
Deferred income taxes ....................................................     2,457,000       2,442,000
Cash surrender value of life insurance policies ..........................     8,065,000       7,627,000
Intangible assets, less accumulated amortization
  of $2,516,000 and $2,012,000, respectively .............................     8,087,000       7,594,000
Other assets .............................................................     1,321,000       1,127,000
                                                                            ------------    ------------
       Total assets .....................................................    $64,933,000     $66,804,000
                                                                            ============    ============

LIABILITIES
Current liabilities:
   Long-term debt due within one year ....................................   $         -     $   133,000
   Accounts payable ......................................................     5,489,000       8,839,000
   Accrued income taxes ..................................................       462,000         770,000
   Accrued liabilities:
     Payroll and related costs ...........................................     4,068,000       5,331,000
     Other ...............................................................     6,395,000       6,054,000
                                                                            ------------    ------------
       Total current liabilities ........................................     16,414,000      21,127,000
                                                                            ------------    ------------
Long-term debt less portion due within one year ..........................     3,600,000         700,000
Deferred compensation and supplemental retirement benefits ...............     4,699,000       4,133,000
Other liabilities ........................................................     3,606,000       4,352,000
                                                                            ------------    ------------
       Total liabilities ................................................    $28,319,000     $30,312,000
                                                                            ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued .   $         -     $         -
Common stock, $ .20 par value; authorized, 25,000,000 shares;
  issued, 8,123,000 and 7,958,000 shares, respectively ...................     1,625,000       1,592,000
Capital in excess of par value ...........................................    35,645,000      34,695,000
Retained earnings ........................................................    13,198,000       9,607,000
Treasury stock at cost, 2,542,000 and 2,141,000 shares, respectively .....   (13,854,000)     (9,402,000)
                                                                            ------------    ------------
       Total shareholders' equity .......................................     36,614,000      36,492,000
                                                                            ------------    ------------
       Total liabilities and shareholders' equity .......................    $64,933,000     $66,804,000
                                                                            ============    ============

* Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                              Three-Months Ended                   Nine-Months Ended
                                                                   April 30,                           April 30,
                                                            1998              1997(a)            1998             1997(b)
                                                        ------------      ------------       ------------     ------------
                                                         (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)
Net sales ...........................................    $29,340,000       $29,773,000        $87,354,000      $86,870,000
                                                        ------------      ------------       ------------     ------------
Cost and expenses:
  Cost of products sold .............................     18,370,000        19,339,000         55,152,000       56,054,000
  Engineering and product development ...............      1,639,000         1,289,000          4,642,000        3,812,000
  Selling, general and administrative ...............      6,248,000         6,667,000         18,989,000       19,789,000
  Depreciation and amortization .....................        792,000           720,000          2,291,000        2,091,000
                                                        ------------      ------------       ------------     ------------
Total cost and expenses .............................     27,049,000        28,015,000         81,074,000       81,746,000
                                                        ------------      ------------       ------------     ------------
Income from operations ..............................      2,291,000         1,758,000          6,280,000        5,124,000
Other income (expense):
  Gain on disposition of subsidiary .................              -         5,888,000                  -        5,888,000
  Interest income ...................................         52,000            71,000            160,000          204,000
  Interest expense ..................................        (94,000)         (191,000)          (275,000)        (655,000)
                                                        ------------      ------------       ------------     ------------
Income before income taxes ..........................      2,249,000         7,526,000          6,165,000       10,561,000
Provision for federal and state income taxes ........        844,000         2,954,000          2,353,000        4,145,000
                                                        ------------      ------------       ------------     ------------
Net income ..........................................    $ 1,405,000       $ 4,572,000        $ 3,812,000      $ 6,416,000
                                                        ============      ============       ============     ============

Basic net income per common share (Note 3)(c) ......     $      0.25       $      0.79        $      0.68      $      1.11
                                                        ============      ============       ============     ============
Diluted net income per common share  (Note 3)(c) ...     $      0.24       $      0.77        $      0.65      $      1.07
                                                        ============      ============       ============     ============




(a) Fiscal 1997 third quarter results include net operating income and net sales of $24,000 and $2,882,000, respectively from SL Auburn, Inc., and an after-tax gain of $3,556,000 from the sale of substantially all of its assets on May 1, 1997.

(b) Fiscal 1997 nine-month results include net operating income and net sales of $311,000 and $8,489,000, respectively from SL Auburn, Inc., and an after-tax gain of $3,556,000 from the sale of substantially all of its assets on May 1, 1997.

(c) Fiscal 1997 restated to conform with current year's presentation.

See accompanying notes to consolidated financial statements.

                                  SL INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine-Months Ended April 30,
                                                                                            1998               1997
                                                                                      ----------------   ----------------
                                                                                        (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
  Net income ......................................................................... $  3,812,000       $  6,416,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation ....................................................................    1,567,000          1,492,000
     Amortization ....................................................................      724,000            599,000
     Provisions for losses on accounts receivable ....................................       31,000             26,000
     Additions to deferred charges and other assets ..................................   (1,411,000)        (1,380,000)
     Cash surrender value of life insurance premium ..................................     (438,000)          (373,000)
     Deferred compensation and supplemental retirement payments ......................    1,017,000            778,000
     Deferred compensation and supplemental  retirement benefit cash payments ........     (439,000)          (411,000)
     Increase in deferred income taxes ...............................................       46,000           (524,000)
    Gain on sale of equipment ........................................................       (1,000)           (30,000)
    Gain on disposition of subsidiary ................................................            -         (5,888,000)
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................................    2,493,000           (238,000)
       Inventories ...................................................................     (412,000)          (481,000)
       Prepaid expenses ..............................................................       (4,000)           (43,000)
       Accounts payable ..............................................................   (3,350,000)          (878,000)
       Other accrued liabilities .....................................................     (505,000)         1,094,000
       Income taxes ..................................................................     (308,000)         2,993,000
                                                                                       ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................ $  2,822,000       $  3,152,000
                                                                                       ------------       ------------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment .........................................       50,000             35,000
  Purchases of property, plant and equipment .........................................   (1,993,000)        (1,532,000)
  Decrease in notes receivable .......................................................       44,000             21,000
  Proceeds from disposition of subsidiary ............................................           -          12,029,000
                                                                                       ------------       ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .................................. $ (1,899,000)      $ 10,553,000
                                                                                       ------------       ------------

FINANCING ACTIVITIES:
  Cash dividends paid ................................................................     (221,000)          (173,000)
  Proceeds from long-term debt .......................................................    7,750,000                  -
  Payments on long-term debt .........................................................   (4,983,000)       (13,240,000)
  Proceeds from stock options exercised ..............................................      983,000             87,000
  Treasury stock acquired ............................................................   (4,452,000)                 -
                                                                                       ------------       ------------
NET CASH USED IN FINANCING ACTIVITIES ................................................  $  (923,000)      $(13,326,000)
                                                                                       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................................            -            379,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................            -                  -
                                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS AT APRIL 30, ............................................... $          -       $    379,000
                                                                                       ============       ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .........................................................................     $275,000           $715,000
    Income taxes .....................................................................   $1,736,000         $1,799,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of April 30, 1998, and July 31, 1997, the results of operations for the three-month and nine-month periods ended April 30, 1998 and 1997, and the cash flows for the nine-month periods ended April 30, 1998 and 1997.

2. Inventories at April 30, 1998, and July 31, 1997, were as follows:

                                   April 30, 1998    July 31, 1997
                                   --------------    -------------
           Raw materials             $ 9,053,000       $ 7,691,000
           Work in process             2,958,000         2,283,000
           Finished goods              4,906,000         6,531,000
                                     -----------       -----------
                                     $16,917,000       $16,505,000
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

SFAS No. 128 simplifies the Earnings per Share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Fully diluted EPS, now called diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                      Per                                         Per
                                                     Share                                       Share
                           Income        Shares      Amount            Income        Shares      Amount
                           ------        ------      ------            ------        ------      ------
                        ----------------------------------------------------------------------------------
                                                       Three-Months Ended
                        ----------------------------------------------------------------------------------
                                   April 30, 1998                              April 30, 1997
                        --------------------------------------      --------------------------------------
Basic net income per
common share               $1,405,000    5,575,000       $.25          $4,572,000   5,779,000        $.79
                                                         ====                                        ====


Effect of dilutive
securities                          -      307,000                              -     180,000
                           ----------    ---------                     ----------   ---------

Diluted net income
per common share           $1,405,000    5,882,000       $.24          $4,572,000   5,959,000        $.77
                           ==========    =========       ====          ==========   =========        ====

                        ----------------------------------------------------------------------------------
                                                        Nine-Months Ended
                        ----------------------------------------------------------------------------------
                                   April 30, 1998                              April 30, 1997
                        --------------------------------------      --------------------------------------
Basic net income per
common share               $3,812,000    5,598,000       $.68          $6,416,000   5,773,000       $1.11
                                                         ====                                        ====


Effect of dilutive
securities                          -      301,000                              -     223,000
                           ----------    ---------                     ----------   ---------

Diluted net income
per common share           $3,812,000    5,899,000       $.65          $6,416,000   5,996,000       $1.07
                           ==========    =========       ====          ==========   =========        ====

For fiscal 1998 and 1997, 31,161 and 223,919 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1997, along with any subsequent Form 10-Q's and Form 8-K's.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The principal sources of cash during the first nine months of fiscal 1998 of $2,822,000 were provided by operating activities, while investing and financing activities used cash of $1,899,000 and $923,000, respectively. The net cash provided by operating activities resulted primarily from net income and the collection of accounts receivable offset, in part, by cash used to reduce accounts payable. The net cash used in investing activities resulted primarily from purchases of manufacturing equipment, computer hardware and software and leasehold improvements. The net cash used in financing activities included $4,131,000 used for the purchase of 375,500 shares of the Registrant's common stock, offset in part, by net debt proceeds of $2,767,000.

The Registrant's borrowing capacity at April 30, 1998, remained above its use of outside financing. As of April 30, 1998, the Registrant had $20,900,428 available for use under its $25,000,000 Revolving Credit Agreement since $499,572 was allocated to outstanding trade letters of credit and $3,600,000 was utilized for the above stock repurchase and working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. In addition, the Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 1999. Also, as of April 30, 1998, the Registrant had $8,065,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended April 30, 1998, the ratio of current assets to current liabilities increased from 1.9 to 1 to 2.2 to 1, primarily because of a reduction in current liabilities.

Capital expenditures for the nine-month period ended April 30, 1998, amounted to $1,993,000 and were primarily for purchases of manufacturing equipment, computer hardware and software and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

On May 29, 1998, the Registrant's Board of Directors declared a $.04 per share semi-annual cash dividend payable on June 12, 1998, to shareholders of record on June 5, 1998.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES
Consolidated net sales for the three-month and nine-month periods ended April 30, 1998, decreased 2% and increased 1%, respectively, as compared to the net sales realized during the corresponding periods a year ago, which included the net sales of SL Auburn, Inc. ("Auburn"). Substantially all of the assets, excluding real property of Auburn, were sold on May 1, 1997.
If Auburn's net sales were excluded from the three-month and nine-month periods of fiscal 1997, current year net sales would have increased 9% and 11%, respectively. The increases were primarily related to increased demand for sales of power conditioning and distribution units, motion control systems and power supplies.

COST OF SALES
Cost of sales for the three-month and nine-month periods decreased 5% and 2%, respectively, as compared to last year. If Auburn's results were excluded from last year's three-month and nine-month periods, cost of sales would have increased 8% and 11%, respectively, as compared to last year. The increases were primarily related to increased volume and training costs. As a percentage of net sales, cost of sales for the three-month and nine-month periods was 63%, as compared to 65%, for both periods a year ago. If Auburn's results were excluded from the prior periods, cost of sales, as a percentage of net sales, would have been 63%, for both periods a year ago.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
Engineering and product development expenses for the three-month and nine-month periods, increased 27% and 22%, as compared to the same periods last year. If Auburn's results were excluded from last year's three-month and nine-month periods, engineering and product development expenses increased 36% and 28%, respectively, as compared to last year. The increases were primarily related to the development of new power supplies and motion control systems which will give our customers new and more advanced power and data quality solutions, as well as improve the cost and performance of our existing products. As a percentage of net sales, engineering and product development expenses for the current three-month and nine-month periods were 6% and 5%, as compared to 4%, for both periods a year ago. If Auburn's results were excluded from prior periods, engineering and product development expenses, as a percentage of net sales, would have been 5% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the three-month and nine-month periods, selling, general and administrative expenses decreased 6% and 4%, respectively, as compared to last year. If Auburn's results were excluded from last year's three-month and nine-month periods, selling, general and administrative expenses decreased 2% and increased 2%, as compared to the same periods last year.
The three-month period decrease was primarily related to the expiration of a profit sharing agreement during the second quarter of fiscal 1998. The nine-month period increase was primarily related to additional sales volume. As a percentage of net sales, selling, general and administrative expenses for the three-month and nine-month periods were 21% and 22%, respectively, as compared to 22% and 23%, respectively, a year ago. If Auburn's results were excluded from last year's three-month and nine-month periods, selling, general and administrative expenses, as a percentage of net sales, were 24% for both periods. The three-month and nine-month period decreases, as a percentage of net sales, were primarily related to decreased sales and marketing expenses.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for both the three-month and nine-month periods increased 10%, as compared to last year. If you exclude Auburn's expense from prior year results, depreciation and amortization expense increased 19% for the three-month period and 21% for the nine-month period. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively.

INTEREST
Interest income for the three-month and nine-month periods decreased 27% and 22%, respectively, as compared to last year. The primary reason for the decreases was less cash available for investment. Interest expense for the three-month and nine-month periods decreased 51% and 58%, respectively, as compared to last year. The decreases resulted primarily from a lower debt balance.

TAXES
The effective tax rate for both the three-month and nine-month periods was 38%, as compared to 39% for both periods, a year ago. The higher rates, a year ago were primarily related to taxes associated with the Registrant's Mexican operations and the gain realized from the Auburn disposition.



PART II - OTHER INFORMATION

Item 5. Other Information

On May 28, 1998, the Board of Directors established September 21, 1998, as the record date for voting at the 1998 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
      The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
      The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1998.

                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SL INDUSTRIES, INC.
                                              -------------------
                                                Registrant





Dated: June 9, 1998                      /s/ Owen Farren
      -----------------                  ---------------------
                                         Owen Farren
                                         President,
                                         Chief Executive Officer
                                         and Chairman of the Board



Dated: June 9, 1998                      /s/ James E. Morris
      -----------------                  ---------------------
                                         James E. Morris
                                         Vice President,
                                         Corporate Controller,
                                         and Treasurer

                              INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:


             Exhibit               Description

               27   Financial Data Schedule (Schedule is
                    furnished for the information of the
                    Securities and Exchange Commission and is not to be deemed "filed" as part of Form
                    10-Q, or otherwise subject to the
                    liabilities of Section 18 of the
                    Securities Exchange Act of 1934).

              27.1  Financial Data Schedule  - Restated
                    (Schedule is furnished for the
                    information of the Securities and
                    Exchange Commission and is not to be
                    deemed "filed" as part of Form 10-Q, or
                    otherwise subject to the liabilities of
                    Section 18 of the Securities Exchange Act of 1934).