Form 10-K
period 1998-07-31
SL INDUSTRIES INC
filed 1998-10-29
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

On October 15, 1998, the aggregate market value of SL common stock was approximately $57,036,000. The number of shares of common stock outstanding as of October 15, 1998, was 5,633,140.

DOCUMENTS INCORPORATED BY REFERENCE:
Part I, II, IV - Annual Report to Shareholders for the fiscal year ended July 31, 1998
Part III - Proxy Statement dated October 16, 1998

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

On July 10, 1998, pursuant to a Purchase Agreement dated June 30, 1998, the Registrant, through its wholly-owned subsidiary formed solely for such purpose, SL Industries Vertrieb, GmbH, a German Corporation, acquired 100% of the issued and outstanding Common Shares of Elektro-Metall Export GmbH ("EME"), a German Corporation. The Registrant paid $9,500,000 in cash at closing. EME is a leading German based designer and manufacturer of power quality products. EME is based in Ingolstadt, Germany and maintains low-cost manufacturing operations in Paks, Hungary.

     (b) Financial Segment Information

Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Annual Report to Shareholders for the fiscal year ended July 31, 1998.

     (c) Narrative Description of Business

During fiscal 1997 and 1996, the Registrant was comprised of two business segments - power and data quality and specialty products. Currently, the Registrant operates principally in one business segment; the design, production and marketing of advanced power and data quality systems and equipment for industrial, medical, aerospace and consumer applications.

Products
Power Supplies - The Registrant produces a wide range of standard and custom power supply products which convert AC or DC power to direct electrical current to be used in customers' end products. Condor D.C. Power Supplies, Inc. ("Condor"), designs, manufactures and markets standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations. These products range in power from 7 to 700 watts and are manufactured in either commercial or medical configurations. Condor's power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Condor's power supplies service the medical, industrial, telecommunications and instrumentation markets. SL Montevideo Technology, Inc. ("MTI") also incorporates power supplies into its drive systems for electric vehicles and other motion control systems. For the years ended July 31, 1998, 1997 and 1996, Condor's net sales, as a percentage of consolidated net sales, were 27%, 26% and 23%.

Power Distribution and Power Conditioning Units - The Registrant is the leader in the design and manufacture of customized power distribution and power conditioning units. Teal Electronics Corporation ("Teal") develops and manufactures custom electrical subsystems for OEM's of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system to Teal helps its customers reduce cost and time to market, while increasing system performance and customer satisfaction. Teal also helps its customers by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and cellular radio systems. Most of Teal's products are sold direct to its OEM customers who include them with their systems, which are sold to the end user. EME's power distribution products can be found in aerospace applications such as passenger entertainment units, and in automotive applications used in mirror controls and general power wiring systems throughout the vehicle. SL Waber, Inc. ("Waber") also designs and manufacturers Power Distribution Units that safely convert a high power input into user specified output ranges. For the years ended July 31, 1998, 1997 and 1996, Teal's net sales, as a percentage of consolidated net sales, were 16%, 13% and 12%.

Uninterruptible Power Supplies and Battery Charging - Waber designs and manufactures uninterruptible power supplies that provide back-up power in the event of a power failure. These products are also used to recharge batteries and, in some applications, provide a direct power supply to connected equipment. Two of the products sold are "POWERHOUSE(R)" and "UPSTART(R)", which is an under the monitor product that includes software used to save and restore data, as well as provide typical UPS back up capability and surge protection. This concept was extended to network equipment in 1997 in the form of the "UPSTART Network(TM)" 350 and 550 products. Condor also designs and manufactures custom back-up power supplies for medical equipment and other critical industrial applications. MTI has introduced and developed battery chargers as part of its motion control systems for electric vehicle applications and is advancing its flywheel energy storage systems that provide uninterruptible power by storing electricity as kinetic energy which does not require batteries.

Motion Control Systems - MTI is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density, precision motors. MTI has been capitalizing on its new motor and (patented and patent pending) motor control technologies to win important programs in both traditional and new market areas. MTI's new motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs including flywheel energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. EME designs and manufactures electromechanical products for Aerospace and Ordnance applications. Its products are used in aircraft elevator and rudder trim actuation, cargo application and door control. For the years ended July 31, 1998, 1997 and 1996, MTI's net sales, as a percentage of consolidated net sales, were 13%, 10% and 8%.

Surge Suppressors and Other - Surge suppressors are sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. Waber is a leader in the design and manufacture of surge suppressors for the custom, OEM and retail marketplaces. These products include those sold under the trademarks of "POWERMASTER(R)" and "DATAGARD(R)". SL Surface Technologies, Inc. ("STI"), provides chromium electroplated, specialty engineered surfaces to the paper, plastics, steel, nuclear and construction industries. The company is a major supplier of these services in the Greater Philadelphia region, and has developed a presence in Western Europe. Sales are made by appropriate company technical personnel. For the years ended July 31, 1998, 1997 and 1996, Waber's net sales, as a percentage of consolidated net sales, were 39%, 41% and 42%.


Raw Materials
Raw materials are supplied by various domestic and international vendors and availability for materials is not foreseen to be a problem. Raw materials are purchased direct from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times run from immediate availability to eight weeks. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

Seasonality
Generally, seasonality is not a factor.

Significant Customers
No business has a customer which accounts for 10% or more of consolidated net sales. The loss of any one major customer should not have an adverse affect on the business.

Backlog
Backlog at September 6, 1998, and September 7, 1997, was $40,229,000 and $30,713,000, respectively. The increase is primarily related to the EME acquisition. Excluding EME, the backlog at September 6, 1998, was $30,202,000.

Competitive Conditions
The businesses are in active competition with domestic companies, some with national name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, Waber and Condor have experienced significant off-shore competition, for certain products in certain markets. Currently, the businesses are sourcing many components and products outside of the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. The businesses differentiate themselves from their competitor by concentrating on customized products based on customer needs. Methods of competition are primarily quality, service, innovation, delivery and price.


Environmental

The Registrant (together with the industries in which it operates or has operated) is subject to United States, Mexican and German environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Registrant and the industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Registrant to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what affect these laws and regulations will have on the Registrant in the future. However, it is not expected that the Registrant will be affected differently from others in its industries.

It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. Environmental liabilities and related costs are believed to have been adequately provided for in the consolidated financial statements. There were no capital expenditures for these purposes during fiscal year 1998 and are estimated to be immaterial for fiscal 1999. For additional information related to environmental issues, see Note 10 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1998, which is incorporated herein by reference.


Employees

As of September 6, 1998, the Registrant had approximately 2,000 employees. Of these employees, approximately 363 are subject to collective bargaining agreements.


Additional Information

For the purposes of providing additional information regarding the development of the Registrant's businesses in fiscal 1998, the "PDQ Solutions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report to Shareholders for the fiscal year ended July 31, 1998, are incorporated by reference.

ITEM 2.  PROPERTIES


                                                                                            Approx.         Owned or Leased
                                                                                            Square                And
   Location                          General Character                                      Footage         Expiration Date
  ----------                         -----------------                                      -------         ---------------
Montevideo, MN              Manufacture of precision motors and motion                      38,700               Owned
                            control systems                                                  7,040         Leased - 12/31/98


Matamoros, Mexico           Manufacture of precision motors                                  8,600         Leased - 11/05/99


Nogales, Mexico             Manufacture of power protection products                        65,000         Leased - 12/31/02

Nogales, AZ                 Distribution of power protection products                       11,700         Leased - Month
                                                                                                              to Month


Mt. Laurel, NJ              Corporate Office - power protection products                    15,900         Leased - 11/30/99

                            Manufacture and distribution of power supply
Oxnard, CA                  products                                                        36,400         Leased - 02/28/03

                                                                                                                Leased
                            Manufacture and distribution of power supply                    40,000              6/01/99
Mexicali, Mexico            products                                                        21,500             08/31/00


San Diego, CA               Manufacture of AC power subsystems                              45,054         Leased - 03/22/02


                            Manufacture of motion control systems and                       39,876               Owned
Ingolstadt, Germany         power distribution products                                     17,668         Leased - 09/30/03

Camden, NJ                  Industrial surface finishing                                    15,800               Owned

Pennsauken, NJ              Industrial surface finishing warehouse                           6,000               Owned

Mt. Laurel, NJ              Corporate Office                                                 4,200         Leased - 11/30/99

All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material affect on the financial position or results of operations of the Registrant. There are no legal proceedings to which any Director or Officer of the Registrant, or any associate of any Director or Officer, is a party or has a material interest adverse to the Registrant's interest. There are no material proceedings with environmental issues, which involve penalties or sanctions. Additional information pertaining to legal proceedings is found in Note 10 to the consolidated financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1998, which is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended July 31, 1998, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


                                          --------------------------------------- ---------------------------------------
                                                         FISCAL 1998                            FISCAL 1997
                                          --------------------------------------- ---------------------------------------
                                                 HIGH                LOW                 HIGH                LOW
                                          ------------------- ------------------- ------------------- -------------------
Stock Prices
1st Quarter...............................      16 1/4                10                10 1/4              8 1/8
2nd Quarter...............................      13 1/2                11                 8 5/8              6 7/8
3rd Quarter...............................      14 7/8                12                 7 7/8              6 3/8
4th Quarter...............................      15 3/8                12 1/2            11                  7 3/8

Dividends
Cash - November...........................                 $.04                                    $.03
Cash - June...............................                 $.04                                    $.04
                                          --------------------------------------- ---------------------------------------

As of September 17, 1998, there were approximately 1,700 registered shareholders. A semi-annual cash dividend of $.04 per share was declared on September 25, 1998, which is payable on November 24, 1998, to shareholders of record on November 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" in the Annual Report to Shareholders for the fiscal year ended July 31, 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Report of Independent Public Accountants" and "Selected Quarterly Financial Data (Unaudited)" in the Annual Report to Shareholders for the fiscal year ended July 31, 1998.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, except for the ages and positions held with the Registrant of the executive officers, is incorporated herein by reference to the material captioned "Election of Directors" on page 5 of the proxy statement dated October 16, 1998. The name, age and positions of each executive officers are as follows:

Name                    Age         Position with the Registrant
----                    ---         ----------------------------
Owen Farren              47         Chairman of the Board, President and Chief Executive Officer
James E. Morris          61         Vice President, Corporate Controller and Treasurer
David Nuzzo              41         Vice President - Finance and Administration & Secretary

Owen Farren has been Chairman of the Board since June 1998 and President and Chief Executive Officer since April 1991 and prior thereto as Executive Vice President since 1990.

James E. Morris has been Vice President and Corporate Controller since September 1991 and Treasurer since November 1995. From November 1995 through December 1997, Mr. Morris served as Corporate Secretary and has been a financial executive since 1978.

David R. Nuzzo has been Vice President - Finance and Administration & Secretary since December 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material captioned "The Board of Directors" and "Executive Officer Compensation" on pages 6 through 9 of the proxy statement dated October 16, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated herein by reference to the material captioned "Security Ownership of Principal Shareholders and Management" on pages 3 and 4 of the proxy statement dated October 16, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, except for related transactions, is incorporated herein by reference to the material captioned "Executive Officer Compensation" on pages 7 through 9 of the proxy statement dated October 16, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) (1)  Financial Statements

The following consolidated financial statements, related notes to consolidated financial statements and the report of independent public accountants appearing in the portions of the Registrant's Annual Report to Shareholders, filed as
Exhibit 13, for the fiscal year ended July 31, 1998, are incorporated herein by reference:

     Consolidated Statements of Earnings - Years ended July 31, 1998, 1997 and 1996

     Consolidated Balance Sheets - July 31, 1998 and 1997

     Consolidated Statements of Shareholders' Equity - Years ended July 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended July 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

(a)(2)  Financial Statement Schedules

The following financial statement schedules for the years 1998, 1997 and 1996 are submitted herewith:

        Report of Independent Public Accountants - Arthur Andersen LLP

        Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required.

(a)(3)  Exhibits

The information called for by this section is listed in the Exhibit Index of this report.


(b)     Reports on Form 8-K

On July 24, 1998, the Registrant filed a report dated July 10, 1998, on Form 8-K covering the acquisition of Elektro-Metall Export GmbH.

On September 18, 1998, the Registrant filed a report on Form 8-K/A to amend Item 7 of the Form 8-K filed on July 24, 1998.

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


                                                 SL INDUSTRIES, INC.
                                                 -------------------
                                                       (Registrant)


                                                 /s/ Owen Farren
                                                 -------------------
                                                 Owen Farren, President
                                                 October 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




/s/ Owen Farren                                      /s/ J. Dwane Baumgardner
---------------                                      ------------------------
Owen Farren                                          J. Dwane Baumgardner
Chairman of the Board,                               Director
President and Chief Executive Officer                October 22, 1998
October 21, 1998

/s/ James E. Morris                                  /s/ Edward A. Gaugler
-------------------                                  ---------------------
James E. Morris                                      Edward A. Gaugler
Vice President,                                      Director
Corporate Controller,                                October 22, 1998
and Treasurer
October 21, 1998                                     /s/ George R. Hornig
                                                     --------------------
                                                     George R. Hornig
                                                     Director
                                                     October 22, 1998

                                                     /s/ Walter I. Rickard
                                                     ---------------------
                                                     Walter I. Rickard
                                                     Director
                                                     October 22, 1998

                                                     /s/ Robert J. Sanator
                                                     ---------------------
                                                     Robert J. Sanator
                                                     Director
                                                     October 22, 1998

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

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To SL Industries, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SL Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 10, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP

Philadelphia, PA
 September 10, 1998

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                 (In Thousands)


--------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                          -----------------------------------------
                              Balance at       Charged to          Charged to
                            Beginning of        Costs and               Other                             Balance at
Description                       Period         Expenses            Accounts            Deductions    End of Period
--------------------------------------------------------------------------------------------------------------------
YEAR 1998
Allowance for:
  doubtful accounts                 $496              $53                 $85                 $44(a)            $590
                                    ====              ===                 ===                 ===               ====
  customer credits                $1,294           $2,462                 $--              $2,301(b)          $1,455
                                  ======           ======                 ===              ======             ======

YEAR 1997
Allowance for:
  doubtful accounts                 $428              $62                 $35                 $29               $496
                                    ====              ===                 ===                 ===               ====
  customer credits                $1,212           $2,157                 $--              $2,075(b)          $1,294
                                  ======           ======                 ===              ======             ======

YEAR 1996
Allowance for:
  doubtful accounts                 $453             $151                 $41                $217(a)            $428
                                    ====             ====                 ===                ====               ====
  customer credits                $1,367           $1,888                 $--              $2,043(b)          $1,212
                                  ======           ======                 ===              ======             ======

-----------------
(a)   Accounts receivable written off, net of recoveries.
(b)   Primarily for customer advertising programs.

                               INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

Exhibit #                                Description
---------                                -----------
 3.1                  Articles of Incorporation. Copy of Certificate of
                      Incorporation as amended (transmitted herewith).
 3.2                  By-Laws. Incorporated by reference to Exhibit 3 to the
                      Registrant's report on Form 10-Q for the quarters ended
                      October 31, 1994 and October 31, 1996.
10.1                  Supplemental Compensation Agreement for the Benefit of
                      Byrne Litschgi. Incorporated by reference to Exhibit 10.1
                      to the Registrants report on Form 8 dated November 9,
                      1990.
10.2                  Chairman's Executive Severance Agreement. Incorporated by
                      reference to Exhibit 10.2 to the Registrant's report on
                      Form 8 dated November 9, 1990.
10.3                  First Amendment to Chairman's Executive Severance
                      Agreement and to Supplemental Compensation Agreement.
                      Incorporated by reference to Exhibit 10.3.1 to the
                      Registrant's report on Form 8 dated November 9, 1990.
10.4                  Second Amendment to Chairman's Executive Severance
                      Agreement and to Supplemental Compensation Agreement.
                      Incorporated by reference to Exhibit 10.3.2 to the
                      Registrant's report on Form 8 dated November 9, 1990.
10.5                  Third Amendment to Chairman's Executive Severance
                      Agreement and to Supplemental Compensation Agreement.
                      Incorporated by reference to Exhibit 10.3.3 to the
                      Registrant's report on Form 8 dated November 9, 1990.
10.6                  Fourth Amendment to Chairman's Executive Severance
                      Agreement and to Supplemental Compensation Agreement.
                      Incorporated by reference to Exhibit 10.3.2 to the
                      Registrant's report on Form 8 dated November 9, 1990.
10.7                  Deferred Supplemental Compensation Agreement with Grant
                      Heilman. Incorporated by reference to Exhibit 10.4.5 to
                      the Registrant's report on Form 8 dated November 9, 1990.
10.8                  Deferred Supplemental Compensation Agreement with William
                      Hess. Incorporated by reference to Exhibit 10.4.6 to the
                      Registrant's report on Form 8 dated November 9, 1990.
10.9                  Supplemental Compensation Agreement for the Benefit of
                      Donald J. Lloyd-Jones. Incorporated by reference to
                      Exhibit 10.5.1 to the Registrant's report on Form 8 dated
                      November 9, 1990.
10.10                 Supplemental Compensation Agreement for the Benefit of
                      Salvatore J. Nuzzo. Incorporated by reference to Exhibit
                      10.5.3 to the Registrant's report on Form 8 dated November
                      9, 1990.
10.11                 Supplemental Compensation Agreement for the Benefit of
                      Marlin Miller, Jr. Incorporated by reference to Exhibit
                      10.5.4 to the Registrant's report on Form 8 dated November
                      9, 1990.



10.12                 Supplemental Compensation Agreement for the Benefit of
                      Grant Heilman. Incorporated by reference to Exhibit 10.5.5 to the Registrant's report on Form 8 dated November 9, 1990.
10.13                 Supplemental Compensation Agreement for the Benefit of
                      William M. Hess. Incorporated by reference to Exhibit
                      10.5.6 to the Registrant's report on Form 8 dated November
                      9, 1990.
10.14                 1988 Deferred Compensation Agreement with a Certain
                      Officer. Incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 8 dated November 9, 1990.
10.15                 Death Benefit Arrangement with Certain Officers adopted by
                      Board Resolution dated September 18, 1975. Incorporated by reference to Exhibit 10.7 to the Registrant's report on Form 8 dated November 9, 1990.
10.16                 Non-Qualified Stock Option Agreement dated June 19, 1991.
                      Incorporated by reference to Exhibit 10-A to the Registrant's report on Form 10-K for the fiscal year ended
                      July 31, 1991.
10.17                 Non-Qualified Stock Option Agreement dated September 25,
                      1991. Incorporated by reference to Exhibit 10-B to the Registrant's report on Form 10-K for the fiscal year ended
                      July 31, 1991.
10.18 Severance Pay Agreement with Owen Farren. Incorporated by reference to Exhibit 10-C to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1991.
10.19                 Severance Pay Agreement with Ted D. Taubeneck.
                      Incorporated by reference to Exhibit 10-D to the Registrant's report on Form 10-K for the fiscal year ended
                      July 31, 1991.
10.20                 Deferred Compensation Agreement with James E. Morris.
                      Incorporated by reference to Exhibit 10-E to the Registrant's report on Form 10-K for the fiscal year ended
                      July 31, 1991.
10.21 1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Registrant's Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.
10.22                 SL Industries, Inc. Non-Employee Director Non-Qualified
                      Stock Option Plan. Incorporated by reference to Exhibit
                      4.3 to Registration Statement No. 33-63681, filed October
                      25, 1995.
10.23 Capital Accumulation Plan. Incorporated by reference to the Registrant's report on Form 10K/A for the fiscal period ended July 31, 1994.
10.24 Amendment No. 1 to Non-Qualified Stock Option Agreement dated September 25, 1991, is incorporated herein by reference to Exhibit 4.5 to Registration Statement on Form
                      S-8/A (No. 33-53274) filed with the Securities and Exchange Commission on June 18, 1996.
10.25 Non-Qualified Stock Option Agreement Incorporated by reference to Exhibit 4.3 to Registration Statement No.
                      33-65445, filed December 28, 1995.
10.26                 Severance Pay Agreement with James D. Klemashevich.
                      Incorporated by reference to Exhibit 10.26 to the Registrant's report on Form 10-K for the fiscal year ended
                      July 31, 1997.

10.27                 Severance Pay Agreement with David R. Nuzzo. Incorporated
                      by reference to Exhibit 10.1 to the Registrant's report on
                      Form 10-K for the fiscal year ended July 31, 1998.
11                    Statement Re Computation of Per Share Earnings
                      (transmitted herewith).
13                    Portions of Annual Report to Shareholders for the fiscal
                      year ended July 31, 1998 (transmitted herewith).
17                    Letter Re Director Resignation. Incorporated by reference
                      to the Registrant's report on Form 8-K filed on October
                      20, 1992.
22                    Subsidiaries of the Registrant (transmitted herewith).
24                    Consent of Independent Public Accountants - Arthur
                      Andersen LLP (transmitted herewith).
27                    Financial Data Schedule (Schedule is furnished for the
                      information of the Securities and Exchange Commission and
                      is not to be deemed "filed" as part of Form 10-K, or
                      otherwise subject to the liabilities of Section 18 of the
                      Securities Exchange Act of 1934).
28                    Annual Report on Form 11-K (to be filed by amendment).
