Form 10-Q
period 1998-10-31
SL INDUSTRIES INC
filed 1998-12-15
CIK 89270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

The number of shares of common stock outstanding as of December 4, 1998, was 5,660,740.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                              October 31,           July 31,
                                                                                                 1998                 1998
                                                                                             ------------         ------------
                                                                                              (Unaudited)               *
ASSETS
Current assets:
   Cash and cash equivalents...................................................              $     51,000         $          -
   Receivables, less allowances of
    $2,248,000 and $2,045,000, respectively....................................                18,170,000           18,886,000
   Inventories (Note 2)........................................................                19,214,000           18,538,000
   Prepaid expenses............................................................                   924,000              972,000
   Deferred income taxes.......................................................                 2,665,000            3,014,000
                                                                                             ------------         ------------
       Total current assets....................................................                41,024,000           41,410,000
                                                                                             ------------         ------------
Property, plant and equipment, less accumulated depreciation
  of $18,676,000 and $12,569,000, respectively.................................                15,285,000           14,890,000
Long-term notes receivable.....................................................                 2,193,000            2,201,000
Deferred income taxes..........................................................                 1,817,000            1,865,000
Cash surrender value of life insurance policies................................                 8,444,000            8,657,000
Intangible assets, less accumulated amortization
  of $2,896,000 and $2,692,000, respectively...................................                10,555,000           10,705,000
Other assets...................................................................                 1,665,000            1,187,000
                                                                                             ------------         ------------
        Total assets...........................................................              $ 80,983,000         $ 80,915,000
                                                                                             ============         ============
LIABILITIES
Current liabilities:
   Short-term bank debt........................................................              $    371,000         $          -
   Long-term debt due within one year..........................................                   261,000              727,000
   Accounts payable............................................................                 7,520,000            5,982,000
   Accrued income taxes........................................................                 2,161,000            2,105,000
   Accrued liabilities:
     Payroll and related costs.................................................                 3,667,000            4,851,000
     Other.....................................................................                 5,079,000            6,401,000
                                                                                             ------------         ------------
        Total current liabilities..............................................                19,059,000           20,066,000
                                                                                             ------------         ------------
Long-term debt less portion due within one year................................                13,181,000           13,283,000
Deferred compensation and supplemental retirement benefits.....................                 4,864,000            4,667,000
Other liabilities..............................................................                 4,094,000            4,554,000
                                                                                             ------------         ------------
        Total liabilities......................................................              $ 41,198,000         $ 42,570,000
                                                                                             ------------         ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued.......              $          -         $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,166,000 and 8,153,000 shares, respectively.........................                 1,633,000            1,631,000
Capital in excess of par value.................................................                36,267,000           36,061,000
Retained earnings..............................................................                15,463,000           14,476,000
Translation adjustment.........................................................                   198,000               80,000
Treasury stock at cost, 2,522,000 and 2,546,000 shares, respectively...........               (13,776,000)         (13,903,000)
                                                                                             ------------         ------------
        Total shareholders' equity.............................................                39,785,000           38,345,000
                                                                                             ------------         ------------
        Total liabilities and shareholders' equity.............................              $ 80,983,000         $ 80,915,000
                                                                                             ============         ============

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                Three-Months Ended
                                                                                    October 31,
                                                                           1998                   1997
                                                                      -------------          -------------
                                                                        (Unaudited)            (Unaudited)
Net sales...........................................................   $ 30,247,000           $ 29,455,000
                                                                       ------------           ------------
Cost and expenses:
  Cost of products sold.............................................     19,424,000             18,654,000
  Engineering and product development...............................      1,917,000              1,532,000
  Selling, general and administrative...............................      5,786,000              6,626,000
  Depreciation and amortization.....................................        964,000                729,000
                                                                       ------------           ------------
Total cost and expenses.............................................     28,091,000             27,541,000
                                                                       ------------           ------------
Income from operations..............................................      2,156,000              1,914,000
Other income (expense):
  Interest income...................................................         76,000                 54,000
  Interest expense..................................................       (241,000)               (75,000)
                                                                       ------------           ------------
Income before income taxes..........................................      1,991,000              1,893,000
Provision for federal and state income taxes........................        778,000                711,000
                                                                        -----------            -----------
Net income..........................................................    $ 1,213,000            $ 1,182,000
                                                                        ===========            ===========

Basic net income per common share (a)...............................    $      0.22            $      0.21
                                                                        ===========            ===========
Diluted net income per common share (a).............................    $      0.21            $      0.20
                                                                        ===========            ===========

Shares used in computing basic net income
  per common share (a)..............................................      5,627,000              5,643,000
Shares used in computing diluted net income
  per common share (a)..............................................      5,861,000              5,953,000

(a) Presentation reflects the adoption of FASB 128.
See accompanying notes to consolidated financial statements.


                              SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS


                                                                                Three-Months Ended
                                                                                     October 31,
                                                                            1998                   1997
                                                                        ------------          -------------
                                                                         (Unaudited)            (Unaudited)
Net income..........................................................     $ 1,213,000            $ 1,182,000
Other comprehensive income:
  Currency translation adjustment, net of related taxes.............         198,000                      -
                                                                         -----------            -----------
Comprehensive income................................................     $ 1,411,000            $ 1,182,000
                                                                         ===========            ===========

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Three-Months Ended October 31,
                                                                                                  1998                   1997
                                                                                              ------------          -------------
                                                                                               (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:
  Net income.............................................................................      $ 1,213,000           $ 1,182,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation........................................................................          656,000               499,000
     Amortization........................................................................          308,000               230,000
     Provisions for losses on accounts receivable........................................            3,000                 6,000
     Additions to deferred charges and other assets......................................         (226,000)             (433,000)
     Cash surrender value of life insurance premium......................................         (160,000)             (210,000)
     Deferred compensation and supplemental retirement payments..........................          391,000               447,000
     Deferred compensation and supplemental  retirement benefit cash payments............         (186,000)             (176,000)
     Increase in deferred income taxes...................................................          460,000              (362,000)
    Gain on sale of equipment............................................................                -                     -
    Cash dividends declared, but not paid................................................         (226,000)             (220,000)

     Changes in operating assets and liabilities:
       Accounts receivable...............................................................          948,000             1,112,000
       Inventories.......................................................................         (443,000)              210,000
       Prepaid expenses..................................................................           68,000              (241,000)
       Accounts payable..................................................................          913,000            (1,530,000)
       Other accrued liabilities.........................................................       (3,149,000)             (436,000)
       Income taxes......................................................................          (54,000)              942,000
                                                                                               -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................      $   516,000           $ 1,020,000
                                                                                               -----------           -----------

INVESTING ACTIVITIES:
  Disposals of property, plant and equipment.............................................                -                 1,000
  Purchases of property, plant and equipment.............................................         (886,000)             (659,000)
  Decrease in notes receivable...........................................................            7,000                 7,000
                                                                                               -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES....................................................      $  (879,000)          $  (651,000)
                                                                                               -----------           -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................................................        2,910,000             5,100,000
  Payments on long-term debt.............................................................       (2,700,000)           (1,800,000)
  Proceeds from stock options exercised..................................................           48,000               461,000
  Treasury stock sold (acquired).........................................................          287,000            (4,130,000)
                                                                                               -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES....................................................      $   545,000           $  (369,000)
                                                                                               -----------           -----------
Effect of exchange rate changes on cash..................................................         (131,000)                    -
NET CHANGE IN CASH AND CASH EQUIVALENTS..................................................           51,000                     -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................               -                      -
                                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT OCTOBER 31,.................................................      $    51,000           $         -
                                                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.............................................................................      $   319,000           $    79,000
    Income taxes.........................................................................      $   218,000           $   131,000

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of October 31, 1998, and July 31, 1998, the results of operations and comprehensive earnings for the three-month periods ended October 31, 1998 and 1997, and the cash flows for the three-month periods ended October 31, 1998 and 1997. The Consolidated Statements of Comprehensive Earnings was prepared in conformity with general accepted accounting principles and was not required for fiscal 1998.

2. Inventories at October 31, 1998, and July 31, 1998, were as follows:

                                                  October 31, 1998         July 31, 1998
                                                  ----------------         -------------
               Raw materials                           $ 9,667,000           $10,543,000
               Work in process                           5,116,000             3,611,000
               Finished goods                            4,431,000             4,384,000
                                                       -----------           -----------
                                                       $19,214,000           $18,538,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                   Per                                   Per
                                                  Share                                 Share
                         Income        Shares     Amount       Income        Shares     Amount
                         ------        ------     ------       ------        ------     ------
                      ------------------------------------------------------------------------
                                                  Three-Months Ended
                      ------------------------------------------------------------------------
                            October 31, 1998                        October 31, 1997
                      -----------------------------------   ----------------------------------
Basic net income
per common share        $1,213,000    5,627,000     $.22      $1,182,000    5,643,000     $.21
                                                    ====                                  ====
Effect of dilutive
securities                       -      234,000                        -      310,000
                        ----------    ---------               ----------    ---------
Diluted net income
per common share        $1,213,000    5,861,000     $.21      $1,182,000    5,953,000     $.20
                        ==========    =========     ====      ==========    =========     ====


For fiscal 1999 and 1998, 111,767 and 846 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1998, along with any subsequent Form 10-Q's and Form 8-K's. The interim results of operations are not necessary indicative of future financial results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The principal sources of cash during the first three months of fiscal 1999 of $1,061,000 were provided by operating and financing activities, while investing activities used cash of $879,000. The net cash provided by operating activities resulted primarily from net income, the collection of accounts receivable and additional accounts payable, offset, in part, primarily by cash used to reduce accrued liabilities. The net cash provided by financing activities resulted from the sale of 23,227 shares of the Registrant's common stock to its Savings and Pension Plan and net debt proceeds of $210,000. The net cash used in investing activities resulted primarily from purchases of manufacturing equipment, computer hardware and leasehold improvements.

The Registrant's borrowing capacity at October 31, 1998, remained above its use of outside financing. As of October 31, 1998, the Registrant had $13,416,704 available for use under its $25,000,000 Revolving Credit Agreement since $983,296 was allocated to outstanding trade letters of credit and $10,600,000 utilized for the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME") and working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has outstanding borrowed funds of $2,720,000 under lines of credit with its banks that aggregate $4,534,000. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 6.75% to 7%. No financial covenants are required. Also, as of October 31, 1998, the Registrant had $8,444,033 available from the cash surrender value of its life insurance policies.

During the three-month period ended October 31, 1998, the ratio of current assets to current liabilities increased slightly from 2.1 to 1 to 2.2 to 1.

Capital expenditures for the three-month period ended October 31, 1998, amounted to $886,000 and were primarily for purchases of manufacturing equipment, computer hardware and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales for the three-month period ended October 31, 1998, increased 3%, as compared to the net sales realized during the corresponding period a year ago. The increase included the contribution made by Elecktro-Metall Export GmbH ("EME"), which was acquired in July 1998. If EME's results were excluded from the current three-month period, net sales for the three-month period decreased 13%, as compared to last year. Increases related to demand for sales of motion control systems were offset by decreases in sales of power conditioning and distribution units and power supplies, primarily as a result of a weak semiconductor market, reduced capital investment in many sectors of the economy, including the electronics industry, and the affects of the Asian economic crisis.

Cost of sales for the three-month period increased 4%, as compared to last year. If EME's results were excluded from the current three-month period, cost of sales for the three-month period decreased 14%, as compared to last year. This decrease was primarily related to decreased volume. As a percentage of net sales, cost of sales for the current three-month period was 64%, as compared to 63%, a year ago. If EME's results were excluded, cost of sales, as a percentage of net sales, was 63% for both years.

Engineering and product development expenses for the three-month period increased 25%, as compared to the same period last year. If EME's results were excluded from the current three-month period, engineering and product development expenses for the three-month period increased 12%, as compared to last year. The increases were primarily related to the continuing development of new power supplies and motion control systems which will give the Registrant's customers new and more advanced power and data quality solutions, as well as improve the cost and performance of its existing products. As a percentage of net sales, engineering and product development expenses were 6%, as compared to 5%, a year ago. If EME's results were excluded, engineering and product development expenses, as a percentage of net sales, were 7%, as compared to 5% a year ago.

Selling, general and administrative expenses for the three-month period decreased 13%, as compared to last year. If EME's results were excluded from the current three-month period, selling, general and administrative expenses decreased 22%, as compared to last year. As a percentage of net sales, selling, general and administrative expenses for the three-month period were 19%, as compared to 23%, a year ago. If EME's results were excluded from the current three-month period, selling, general and administrative expenses were 20% as a percentage of net sales. These decreases were primarily related to the expiration of a profit sharing agreement, staff reductions and other cost cutting measures.

Depreciation and amortization expense for the three-month period increased 32%, as compared to last year. If EME's expenses were excluded from the current three-month results, depreciation and amortization expense increased 11%, as compared to last year. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively.

Interest income for the three-month period increased 41%, as compared to last year. The primarily reason for the increase was the inclusion of EME's interest income in current year results. If EME's interest income was excluded from current year results, interest income would have decreased as compared to last year, as a result of less cash available for investment. Interest expense for the three-month period increased 221%, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the EME acquisition.

The effective tax rate for the three-month period was 39%, as compared to 38% a year ago. The increase was primarily related to taxes associated with EME's operations.

Year 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations.

The Registrant is continuing to take actions to address and complete the work associated with the Year 2000 issue. Executive management and information system employees at each of its business units continue to be contacted regarding their progress in achieving Year 2000 readiness, either through on-site visits or intercompany correspondence. Each of its business units and corporate headquarters have established teams to identify and correct year 2000 issues. The teams are also charged with investigating the year 2000 capabilities of suppliers, customers and other external entities, and with developing contingency plans where necessary. The Company does not expect Year 2000 spending to materially affect consolidated profitability or liquidity. This expectation assumes that its existing forecast of costs to be incurred contemplates all significant actions required, and that the Registrant will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The regular annual meeting of shareholders of the Registrant was held on November 20, 1998. The meeting was held to elect five directors to serve for one year, to ratify the appointment of a certified public accounting firm to serve as the Registrant's auditors for fiscal year 1999, to vote on an amendment to the Company's 1991 Long-Term Incentive Plan and to vote on a shareholder proposal.

The votes cast with respect to the election of the nominees for the Board of Directors were as follows:

                 Name                         For             Withheld
                 ----                         ---             --------
        Baumgardner, J. Dwane              3,974,188           563,213
        Farren, Owen                       3,974,013           563,388
        Hornig, George R.                  3,973,944           563,457
        Rickard, Walter I.                 3,974,245           563,156
        Sanator, Robert J.                 3,975,491           561,910

All of the above nominees for the Board of Directors were elected.


The votes cast with respect to the ratification of the appointment of Arthur Andersen LLP as the Registrant's auditors for fiscal year 1999 were as follows:

          For     4,331,772               Against     141,071            Abstain        64,558

The appointment of Arthur Andersen LLP as the Registrant's auditors was ratified, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.


The votes cast with respect to the amendment of the Registrant's 1991 Long-Term Incentive Plan were as follows:

          For     1,588,562               Against     1,480,238          Abstain       105,731

The proposal to amend the Registrant's 1991 Long-Term Incentive Plan was approved, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.

  The votes cast with respect to the shareholder proposal were as follows:

          For       735,064               Against     2,289,380           Abstain       150,447

The shareholder proposal was not approved, since this proposal did not receive the required affirmative vote of a majority of the votes cast at the annual meeting.


Item 5.Other Information

On November 20, 1998, the Registrant sold the assets classified as "Assets Held for Sale" on the July 31, 1998, consolidated balance sheet included in the Registrant's annual report. The assets, consisting primarily of land, building and building improvements, were sold for $990,000, less sale related expenses.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K

       On September 18, 1998, the Registrant filed a report on Form 8-K/A covering the EME acquisition.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SL INDUSTRIES, INC.
                                                      -------------------
                                                         Registrant


Dated: December 11, 1998                       Owen Farren
      -------------------                      -------------------------------
                                               Owen Farren
                                               President,
                                               Chief Executive Officer
                                               and Chairman of the Board




Dated: December 11, 1998                       James E. Morris
      -------------------                      -------------------------------
                                               James E. Morris
                                               Vice President,
                                               Corporate Controller,
                                               and Treasurer

                               INDEX TO EXHIBITS


The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

                 Exhibit    Description
                 -------    -----------
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