Form 10-K/A
period 1998-07-31
SL INDUSTRIES INC
filed 1999-01-26
CIK 89270

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                  ANNUAL REPORT

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              AMENDMENT #1 FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

                                           /s/ James E. Morris
                                           ------------------------------
                                               James E. Morris
                                               Plan Administrator
                                               January 21, 1999

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Pages

Report of Independent Public Accountants                                       4

Financial Statements:
  Statements of Net Assets Available for Plan
  Benefits, July 31, 1998 and 1997                                           5-6

  Statement of Changes in Net Assets Available
  for Plan Benefits for the year ended
  July 31, 1998                                                                7

Notes to Financial Statements                                               8-11

Supplemental Schedules:
  Schedules of Assets Held for Investment Purposes -
  July 31, 1998 and 1997                                                   12-13
  Schedule of Reportable Transactions for the year
  ended July 31, 1998                                                         14

Consent of Independent Public Accountants                                     15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator
  SL Industries, Inc. Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL Industries, Inc. Savings and Pension Plan as of July 31, 1998 and 1997, and the related statement of changes in net assets available for plan benefits for the year ended July 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of July 31, 1998 and 1997, and the changes in net assets available for plan benefits for the year ended July 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for the plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and change in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   January 8, 1999

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1998

                                                                                               Index           Diversified
                                                    Stable Value         Balanced              Stock              Stock
                                                        Fund               Fund                Fund                Fund
                                                  ----------------   ----------------    ----------------    ---------------
NET ASSETS
Investments                                            $ 3,474,585          $ 983,788         $ 1,427,821         $1,969,875

Pending transfers                                                -                  -                   -                  -

Participant contribution receivable                              -                  -                   -                  -

Participant loans receivable                                    -                  -                   -                  -
                                                      -----------          ---------         -----------         ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS          $ 3,474,585          $ 983,788         $ 1,427,821         $1,969,875
                                                      ============         ==========        ============        ===========

                                                                      SL Industries,
                                                         Inc.             Growth &
                                                        Common             Income            Puritan           Low-Priced
                                                        Stock               Fund               Fund            Stock Fund
                                                   ---------------    ---------------    ---------------    ---------------
NET ASSETS
Investments                                             $3,284,403          $ 786,717          $ 578,648          $ 609,034

Pending transfers                                                -                  -                  -                  -

Participant contribution receivable                              -                  -                  -                  -

Participant loans receivable                                    -                  -                  -                  -
                                                       ----------          ---------          ---------          ---------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $3,284,403          $ 786,717          $ 578,648          $ 609,034
                                                       ===========         ==========         ==========         ==========


                                                        Diversified                              Loans
                                                       International      Contributions           to
                                                            Fund            Receivable       Participants          Combined
                                                      ---------------     ----------         --------------     ---------------
NET ASSETS
Investments                                                  $ 41,306                $ -               $ -          $13,156,177

Pending transfers                                                   -            279,082                 -              279,082

Participant contribution receivable                                 -             71,191                 -               71,191

Participant loans receivable                                       -                  -           383,946              383,946
                                                            --------          ---------         ---------          -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS                $ 41,306          $ 350,273         $ 383,946          $13,890,396
                                                            =========         ==========        ==========         ===========


NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1997



                                                                                                  Index              Diversified
                                                    Stable Value            Balanced                 Stock                 Stock
                                                        Fund                  Fund                   Fund                  Fund
                                                   ----------------      ----------------       ----------------      -------------
NET ASSETS
Investments                                           $ 4,671,241           $ 1,073,095          $ 1,097,946          $ 1,899,622

Participant loans receivable                                   --                    --                   --                   --

Pending transfers                                        (138,397)               29,262               40,688               53,700

Participant contribution receivable                        21,799                10,839               15,029               18,244
                                                      -----------           -----------          -----------          -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS          $ 4,554,643           $ 1,113,196          $ 1,153,663          $ 1,971,566
                                                      ===========           ===========          ===========          ===========

                                                     SL Industries,
                                                          Inc.                Loans
                                                        Common                 to
                                                        Stock                Participants         Combined
                                                    ---------------       -----------------      -------------
NET ASSETS
Investments                                            $ 2,501,716          $        --          $11,243,620

Participant loans receivable                                    --              262,755              262,755

Pending transfers                                           14,747                   --                   --

Participant contribution receivable                         17,025                   --               82,936
                                                       -----------          -----------          -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $ 2,533,488          $   262,755          $11,589,311
                                                       ===========          ===========          ===========



NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        FOR THE YEAR ENDING JULY 31, 1998


                                                                                                                   Index
                                                                         Stable Value         Balanced             Stock
                                                                             Fund               Fund                Fund
                                                                       -----------------   ----------------    ---------------
ADDITIONS:
  Interest and dividend income                                           $   266,980        $    36,033         $    15,133

  Contributions:
    Employer                                                                      --                 --                  --
    Participant                                                              197,897            152,011             247,777

  Net appreciation (depreciation) of investments                                  --            114,453             262,557

  Loan repayments                                                             41,004             17,048              20,985

  Transfers                                                                 (503,499)          (306,855)           (151,412)
                                                                         -----------        -----------         -----------

TOTAL ADDITIONS                                                                2,382             12,690             395,040
                                                                         -----------        -----------         -----------
DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc             992,955            100,604              76,568

  Loans to participants                                                       89,445             41,494              44,314
                                                                         -----------        -----------         -----------

TOTAL DEDUCTIONS                                                           1,082,440            142,098             120,882
                                                                         -----------        -----------         -----------

Net additions (deductions) in net assets available for plan benefits      (1,080,058)          (129,408)            274,158

Net assets available for plan benefits at beginning of year                4,554,643          1,113,196           1,153,663
                                                                         -----------        -----------         -----------

Net assets available for plan benefits at end of year                    $ 3,474,585        $   983,788         $ 1,427,821
                                                                         ===========        ===========         ===========


                                                                                            SL Industries,
                                                                        Diversified            Inc.             Growth &
                                                                           Stock              Common             Income
                                                                            Fund              Stock               Fund
                                                                       ---------------    ---------------    ---------------
ADDITIONS:
  Interest and dividend income                                           $    19,310      $    19,201         $     3,975

  Contributions:
    Employer                                                                      --          315,455                  --
    Participant                                                              263,613           98,456              54,190

  Net appreciation (depreciation) of investments                             400,858        1,008,516              49,397

  Loan repayments                                                             24,910            8,490               5,109

  Transfers                                                                 (444,767)        (399,179)            679,486
                                                                         -----------      -----------         -----------

TOTAL ADDITIONS                                                              263,924        1,050,939             792,157
                                                                         -----------      -----------         -----------
DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc             214,637          258,235                  --

  Loans to participants                                                       50,978           41,789               5,440
                                                                         -----------      -----------         -----------

TOTAL DEDUCTIONS                                                             265,615          300,024               5,440
                                                                         -----------      -----------         -----------

Net additions (deductions) in net assets available for plan benefits          (1,691)         750,915             786,717

Net assets available for plan benefits at beginning of year                1,971,566        2,533,488                  --
                                                                         -----------      -----------         -----------

Net assets available for plan benefits at end of year                    $ 1,969,875      $ 3,284,403         $   786,717
                                                                         ===========      ===========         ===========


                                                                                                                  Diversified
                                                                                Puritan          Low-Priced      International
                                                                                 Fund            Stock Fund           Fund
                                                                             --------------    ---------------   ---------------
ADDITIONS:
  Interest and dividend income                                                $     7,975       $       513       $        45

  Contributions:
    Employer                                                                           --                --                --
    Participant                                                                    26,068            38,952            11,878

  Net appreciation (depreciation) of investments                                   25,187            (6,897)            2,808

  Loan repayments                                                                     912             1,493               188

  Transfers                                                                       521,426           577,413            27,387
                                                                              -----------       -----------       -----------

TOTAL ADDITIONS                                                                   581,568           611,474            42,306
                                                                              -----------       -----------       -----------
DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc                       --                --                --

  Loans to participants                                                             2,920             2,440             1,000
                                                                              -----------       -----------       -----------

TOTAL DEDUCTIONS                                                                    2,920             2,440             1,000
                                                                              -----------       -----------       -----------

Net additions (deductions) in net assets available for plan benefits              578,648           609,034            41,306

Net assets available for plan benefits at beginning of year                            --                --                --
                                                                              -----------       -----------       -----------

Net assets available for plan benefits at end of year                         $   578,648       $   609,034       $    41,306
                                                                              ===========       ===========       ===========


                                                                                                   Loans
                                                                             Contributions          to
                                                                              Receivable         Participants       Combined
                                                                              ------------       --------------     -----------
ADDITIONS:
  Interest and dividend income                                                 $        --        $        --       $   369,165

  Contributions:
    Employer                                                                       279,082                 --           594,537
    Participant                                                                     71,191                 --         1,162,033

  Net appreciation of investments                                                       --                 --         1,856,879

  Loan repayments                                                                       --           (120,139)               --

  Transfers                                                                             --                 --                --
                                                                               -----------        -----------       -----------

TOTAL ADDITIONS                                                                    350,273           (120,139)        3,982,614
                                                                               -----------        -----------       -----------
DEDUCTIONS:
  Retirement benefits, administrative and termination costs, etc                        --             38,490         1,681,529

  Loans to participants                                                                 --           (279,820)               --
                                                                               -----------        -----------       -----------

TOTAL DEDUCTIONS                                                                        --           (241,330)        1,681,529
                                                                               -----------        -----------       -----------

Net additions (deductions) in net assets available for plan benefits               350,273            121,191         2,301,085

Net assets available for plan benefits at beginning of year                             --            262,755        11,589,311
                                                                               -----------        -----------       -----------

Net assets available for plan benefits at end of year                          $   350,273        $   383,946       $13,890,396
                                                                               ===========        ===========       ===========


NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                          NOTES TO FINANCIAL STATEMENTS

1.       Description of Plan and Summary of Significant Accounting Policies

         Description of Plan:

         SL Industries, Inc. Savings and Pension Plan (the "Plan"), originally adopted May 1, 1976, is a defined contribution savings and pension plan covering substantially all U.S. non-union employees of SL Industries, Inc. who have completed one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Participants should refer to the Summary Plan Description for more complete information with respect to the provisions of the Plan.

         Investments:

         As part of the Plan provisions, participants may invest in SL Industries, Inc. Common Stock ("Common Stock") and/or in various combinations of eight funds: Stable Value Fund, Balanced Fund, Indexed Stock Fund, Diversified Stock Fund, Growth and Income Fund, Puritan Fund, Low-Priced Stock Fund and Diversified International Fund. All income, gains or other amounts from any investment are reinvested in the same investment from which they are received. The amounts are then allocated, as appropriate, to each participant's account balance.

         The Stable Value Fund represents deposit contracts with John Hancock Mutual Life Insurance Company ("John Hancock"). Contributions are maintained in a pooled account. The account is credited with earnings on the underlying investments at rates guaranteed by the contracts and charged for Plan withdrawals. The financial statements reflect the contract value as reported by John Hancock as of the Plan year-end.

         The remaining funds are either John Hancock or Fidelity Institutional Retirement Services Co., Inc. ("Fidelity") separate investment accounts and are carried at market value as reported by John Hancock and Fidelity as of the Plan year-end. The fair value of the SL Industries, Inc. Common Stock is based on the market price as quoted on the New York Stock Exchange.

         The Plan presents in the statement of changes in net assets the net appreciation (depreciation) in investments which consists of the realized gains or losses and the unrealized appreciation or depreciation of those investments.

         Interest and dividend income are recorded as earned on an accrual basis.

         Contributions:

                  Elective Contributions:
                  Employees' contributions are based upon authorized payroll withholdings. Participants may make elective deferrals of up to 20% of their annual compensation.

                  Matching Employer Contributions:
                  The employer's match is fifty percent (50%) of the participant's elective deferrals, not to exceed three percent (3%) of participant's compensation. Matching employer contributions are invested solely in Common Stock of SL Industries, Inc.

                  Profit Sharing Contributions:
                  A profit sharing contribution is made annually to all Plan participants who have a credited year of service during the Plan year and is equal to two percent (2%) of the participant's W-2 wages, up to a maximum of $160,000, for the previous calendar year. This is a discretionary contribution determined by resolution of the Board of Directors. Profit sharing contributions are invested in accordance with the election of each participant.

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

         At the retirement date, a participant may elect to receive their retirement benefit in one lump sum payment, in various types of installments, or in the form of a qualified joint and survivor annuity. The amount of benefit payment depends on the value of the participant's account and the retirement benefit option the participant elects.

         Vesting:

         Participants become immediately vested in their elective deferral contributions plus actual earnings and their employer's profit sharing contributions. Effective August 1, 1997, employer matching contributions become vested as follows:

                                        Percentage
     Years of Service                      Vested
     ----------------                   ----------
Five years or more ..............    100%
Four years or more,
  but less than five years ......     80%
Three years or more,
  but less than four years ......     60%
Two years or more,
  but less than three years .....     40%
One year or more,
  but less than two years .......     20%
Less than one year ..............      0%

         In determining years of service for vesting, the Plan considers service from the participant's date of hire. The nonvested portion of a participant's account, if any, will be forfeited after a one year break in service. Forfeitures will be allocated to the remaining participants' accounts on a prorata basis as defined by the Plan.

         Participant Loans:

         The Plan makes loans to a participant, using the participant's account balance as collateral. The minimum loan amount is $1,000 and may not exceed the lesser of $50,000 or 50% of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable on the accompanying statements of net assets available for plan benefits for July 31, 1998 and 1997 range from 7.0% to 10.50%.

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

3.       Reconciliation to Form 5500

         As of July 31, 1998 and 1997, the Plan had approximately $468,000 and $475,000, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

         The following table reconciles net assets available for Plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended July 31, 1998 and 1997:

                                                                                Net Assets Available
                                                                                 for Plan Benefits
                                                                                 -----------------
                             Benefits Payable to       Benefits              July 31,               July 31,
                                Participants            Paid                   1998                    1997
                             ------------------    --------------          ------------           ------------
Per financial
statements                   $          0           $  1,682,000           $ 13,890,000           $ 11,589,000

Accrued benefit
payments
                                  468,000                468,000               (468,000)              (475,000)
Reversal of 1997
accrual for benefit
payments
                                        0               (475,000)                     0                      0
                             ------------           ------------           ------------           ------------
Per Form 5500                $    468,000           $  1,675,000           $ 13,422,000           $ 11,114,000
                             ============           ============           ============           ============

4.       Administrative Expenses

         Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which are paid by the Plan. Total asset management fees expensed in fiscal 1998 and 1997 were $0 and $1,178, respectively.

5.       Tax Status

         The Internal Revenue Service has issued a favorable determination letter stating that the Plan meets the requirements for qualification pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and that the Plan is exempt from federal income taxes under Section 501(a) of the Code. Management believes they are operating the Plan in accordance with the Code. Accordingly, there is no provision for income taxes in the accompanying financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  JULY 31, 1998

 A.Party in Interest   B. Identity of Issuer                                  C. Description of Asset
 -------------------   ---------------------                                  -----------------------
     *                 SL Industries. Inc.                                     Common Stock

     *                 John Hancock Mutual Life Insurance Company              Guaranteed Investment Contracts
                                                                               (#7494, #7960, #8583 and #9543)

     *                 John Hancock Mutual Life Insurance Company              Common Trust Fund - Balanced Fund

     *                 John Hancock Mutual Life Insurance Company              Common Trust Fund - Indexed Stock Fund

     *                 John Hancock Mutual Life Insurance Company              Common Trust Fund - Diversified Stock Fund

     *                 Fidelity Institutional Retirement Services Co., Inc.    Common Trust Fund - FIdelity Growth & Income
                                                                                 Portfolio

     *                 Fidelity Institutional Retirement Services Co., Inc.    Common Trust Fund - Fidelity Puritan Fund

     *                 Fidelity Institutional Retirement Services Co., Inc.    Common Trust Fund - Fidelity Low-Priced Stock Fund

     *                 Fidelity Institutional Retirement Services Co., Inc.    Common Trust Fund - Fidelity Diversified
                                                                                International Fund

     *                 John Hancock Mutual Life Insurance Company              Loans Receivable
                                                                               (interest ranges from 7.0% to 10.5%)

                       SL Industries, Inc.                                     Contributions Receivable


                        D. Cost           E. Current Value
                       ---------         -----------------
                        $1,427,509        $3,284,403

                        $3,474,585        $3,474,585


                        $  112,189        $  983,788

                        $  763,597        $1,427,821

                        $2,132,728        $1,969,875


                        $  737,320        $  786,717

                        $  553,461        $  578,648

                        $  615,931        $  609,034


                        $   38,498        $   41,306

                        $  383,946        $  383,946

                        $  350,273        $  350,273

* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                       SCHEDULE OF REPORTABLE TRANSACTIONS
                              FORM 5500 ITEM 27(d)
                        FOR THE YEAR ENDING JULY 31, 1998


   IDENTITY OF PARTY INVOLVED                               DESCRIPTION OF ASSET            PURCHASE PRICE         SELLING PRICE
  --------------------------                               --------------------            --------------          -------------

Fidelity Institutional Retirement Services Co., Inc.      Guaranteed Investment Contracts                           $1,496,494

Fidelity Institutional Retirement Services Co., Inc.      Common Trust Fund - Diversified                           $  659,404
                                                              Stock Fund
Fidelity Institutional Retirement Services Co., Inc.      Common Stock                                              $  657,414

John Hancock Mutual Life Insurance Company                Common Trust Fund - Fidelity
                                                              Growth & Income Portfolio                             $  679,486


                                                  COST OF ASSET   NET GAIN (LOSS)
                                                  -------------   ---------------
                                                  $1,496,494             N/A


                                                  $  659,404             N/A

                                                  $  657,414             N/A


                                                  $  679,486             N/A

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 8, 1999, included in this Form 10-K/A for the year ended July 31, 1998 into the Company's previously filed Registration Statement File No. 33-31805 on Form S-8.

                                                  ARTHUR ANDERSEN LLP

Philadelphia, PA
   January 26, 1999