Form 10-Q
period 1999-01-31
SL INDUSTRIES INC
filed 1999-03-15
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                       NEW JERSEY                                               21-0682685
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                                   08054
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

The number of shares of common stock outstanding as of March 5, 1999, was 5,668,688.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 January 31,          July 31,
                                                                                    1999                1998
                                                                                ------------        ------------
                                                                                 (Unaudited)              *
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    395,000        $       --
   Receivables, less allowances of
    $1,987,000 and $2,045,000, respectively                                       18,548,000          18,886,000
   Inventories (Note 2)                                                           19,508,000          18,538,000
   Prepaid expenses                                                                  920,000             972,000
   Deferred income taxes                                                           1,993,000           3,014,000
                                                                                ------------        ------------
       Total current assets                                                       41,364,000          41,410,000
                                                                                ------------        ------------
Property, plant and equipment, less accumulated depreciation
  of $18,303,000 and $12,569,000, respectively                                    14,256,000          14,890,000
Long-term notes receivable                                                         2,185,000           2,201,000
Deferred income taxes                                                              2,238,000           1,865,000
Cash surrender value of life insurance policies                                    9,008,000           8,657,000
Intangible assets, less accumulated amortization
  of $3,099,000 and $2,692,000, respectively                                      10,548,000          10,705,000
Other assets                                                                       1,440,000           1,187,000
                                                                                ------------        ------------
        Total assets                                                            $ 81,039,000        $ 80,915,000
                                                                                ============        ============

LIABILITIES
Current liabilities:
   Short-term bank debt                                                         $  2,033,000        $       --
   Long-term debt due within one year                                                236,000             727,000
   Accounts payable                                                                6,505,000           5,982,000
   Accrued income taxes                                                              977,000           2,105,000
   Accrued liabilities:
     Payroll and related costs                                                     3,722,000           4,851,000
     Other                                                                         4,955,000           6,401,000
                                                                                ------------        ------------
        Total current liabilities                                                 18,428,000          20,066,000
                                                                                ------------        ------------
Long-term debt less portion due within one year                                   12,922,000          13,283,000
Deferred compensation and supplemental retirement benefits                         4,887,000           4,667,000
Other liabilities                                                                  3,635,000           4,554,000
                                                                                ------------        ------------
        Total liabilities                                                        $39,872,000         $42,570,000
                                                                                ------------        ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued        $       --          $       --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,182,000 and 8,153,000 shares, respectively                             1,637,000           1,631,000
Capital in excess of par value                                                    36,546,000          36,061,000
Retained earnings                                                                 16,792,000          14,476,000
Translation adjustment                                                                93,000              80,000
Treasury stock at cost, 2,514,000 and 2,546,000 shares, respectively             (13,901,000)        (13,903,000)
                                                                                ------------        ------------
        Total shareholders' equity                                                41,167,000          38,345,000
                                                                                ============        ============
        Total liabilities and shareholders' equity                              $ 81,039,000        $ 80,915,000
                                                                                ============        ============

* Condensed from audited financial statements.
See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                            Three-Months Ended                         Six-Months Ended
                                                               January 31,                                January 31,
                                                        1999                 1998                  1999                 1998
                                                  ------------------   ------------------   -------------------  -------------------
                                                     (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)

Net sales                                           $ 29,084,000         $ 28,559,000         $ 59,331,000         $ 58,014,000
                                                    ------------         ------------         ------------         ------------
Cost and expenses:
  Cost of products sold                               18,999,000           18,128,000           38,423,000           36,782,000
  Engineering and product development                  1,777,000            1,471,000            3,694,000            3,003,000
  Selling, general and administrative                  5,282,000            6,115,000           11,068,000           12,741,000
  Depreciation and amortization                          959,000              770,000            1,923,000            1,499,000
                                                    ------------         ------------         ------------         ------------
Total cost and expenses                               27,017,000           26,484,000           55,108,000           54,025,000
                                                    ------------         ------------         ------------         ------------
Income from operations                                 2,067,000            2,075,000            4,223,000            3,989,000
Other income (expense):
  Interest income                                         91,000               54,000              167,000              108,000
  Interest expense                                      (217,000)            (106,000)            (458,000)            (181,000)
                                                    ------------         ------------         ------------         ------------
Income before income taxes                             1,941,000            2,023,000            3,932,000            3,916,000
Provision for federal and state income taxes             612,000              798,000            1,390,000            1,509,000
                                                    ------------         ------------         ------------         ------------
Net income                                          $  1,329,000         $  1,225,000         $  2,542,000         $  2,407,000
                                                    ============         ============         ============         ============


Basic net income per common share (a)               $       0.23         $       0.22         $       0.45         $       0.43
                                                    ============         ============         ============         ============
Diluted net income per common share (a)             $       0.22         $       0.21         $       0.43         $       0.41
                                                    ============         ============         ============         ============

Shares used in computing basic net income
  per common share (a)                                 5,663,000            5,546,000            5,642,000            5,595,000
Shares used in computing diluted net income
  per common share (a)                                 5,924,000            5,831,000            5,892,000            5,893,000

(a) Presentation reflects the adoption of FASB 128.
See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS


                                                                       Three-Months Ended                   Six-Months Ended
                                                                          January 31,                          January 31,
                                                                   1999               1998               1999             1998
                                                             -----------------  ------------------  ----------------  --------------
                                                                (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)

Net income                                                     $ 1,329,000         $ 1,225,000        $ 2,542,000        $ 2,407,000
Other comprehensive income:
  Currency translation adjustment, net of related taxes           (105,000)               --               93,000               --
                                                               -----------         -----------        -----------        -----------
Comprehensive income                                           $ 1,224,000         $ 1,225,000        $ 2,635,000        $ 2,407,000
                                                               ===========         ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six-Months Ended January 31,
                                                                                           1999               1998
                                                                                    ----------------    ---------------
                                                                                      (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                         $  2,542,000         $  2,407,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation                                                                       1,315,000            1,027,000
     Amortization                                                                         608,000              471,000
     Provisions for losses on accounts receivable                                        (115,000)              11,000
     Additions to deferred charges and other assets                                      (426,000)            (888,000)
     Cash surrender value of life insurance premium                                      (350,000)            (267,000)
     Deferred compensation and supplemental retirement payments                           483,000              603,000
     Deferred compensation and supplemental retirement benefit cash payments             (274,000)            (307,000)
     Increase (Decrease) in deferred income taxes                                         (81,000)             819,000
    Gain on sale of equipment                                                             (11,000)              (8,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                549,000            2,069,000
       Inventories                                                                       (886,000)             217,000
       Prepaid expenses                                                                    70,000             (118,000)
       Accounts payable                                                                   (67,000)          (3,060,000)
       Other accrued liabilities                                                       (3,555,000)             308,000
       Income taxes                                                                      (444,000)          (1,033,000)
                                                                                     ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  $   (642,000)        $  2,251,000
                                                                                     ------------         ------------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson                                                           (260,000)                --
  Disposals of property, plant and equipment                                              903,000               45,000
  Purchases of property, plant and equipment                                           (1,500,000)          (1,392,000)
  Decrease in notes receivable                                                             15,000               15,000
                                                                                     ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                                $   (842,000)        $ (1,332,000)
                                                                                     ------------         ------------

FINANCING ACTIVITIES:
  Cash dividends paid                                                                    (226,000)            (221,000)
  Proceeds from short-term debt                                                         2,067,000                 --
  Proceeds from long-term debt                                                         12,458,000            6,950,000
  Payments on long-term debt                                                          (12,800,000)          (4,350,000)
  Proceeds from stock options exercised                                                   108,000              833,000
  Treasury stock sold (acquired)                                                          385,000           (4,131,000)
                                                                                     ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  $  1,992,000         $   (919,000)
                                                                                     ------------         ------------
Effect of exchange rate changes on cash                                              $   (113,000)        $       --
                                                                                     ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              $    395,000         $       --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               --                   --
                                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS AT JANUARY 31,                                             $    395,000         $       --
                                                                                     ============         ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                         $    496,000         $    187,000
    Income taxes                                                                     $  1,034,000         $  1,515,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of January 31, 1999, and July 31, 1998, the results of operations and comprehensive earnings for the three-month and six-month periods ended January 31, 1999 and 1998, and the cash flows for the six-month periods ended January 31, 1999 and 1998. The Consolidated Statements of Comprehensive Earnings was prepared in conformity with general accepted accounting principles and was not required for fiscal 1998.

2. Inventories at January 31, 1999, and July 31, 1998, were as follows:

                                                         January 31, 1999           July 31, 1998
                                                         ----------------           -------------
                  Raw materials                               $10,776,000             $10,543,000
                  Work in process                               3,682,000               3,611,000
                  Finished goods                                5,050,000               4,384,000
                                                              -----------             -----------
                                                              $19,508,000             $18,538,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                     Per                                              Per
                                                                    Share                                            Share
                                 Income            Shares           Amount       Income            Shares            Amount
                                 ------            ------           ------       ------            ------            ------
                          -------------------------------------------------------------------------------------------------
                                                                     Three-Months Ended
                          -------------------------------------------------------------------------------------------------
                                           January 31, 1999                           January 31, 1998
                          ------------------------------------------------      -------------------------------------------
Basic net income per
common share                   $1,329,000         5,663,000        $   .23      $1,225,000         5,546,000        $   .22

Effect of dilutive
securities                           --             261,000           (.01)           --             285,000           (.01)
                               ----------         ---------        -------      ----------         ---------        -------

Dilutive net income per
common share                   $1,329,000         5,924,000        $   .22      $1,225,000         5,831,000        $   .21
                               ==========         =========        =======      ==========         =========        =======

                          -------------------------------------------------------------------------------------------------
                                                                     Six-Months Ended
                          -------------------------------------------------------------------------------------------------
                                           January 31, 1999                           January 31, 1998
                          ------------------------------------------------      -------------------------------------------
Basic net income per
common share                   $2,542,000         5,642,000        $   .45      $2,407,000         5,595,000        $   .43

Effect of dilutive
securities                           --             250,000           (.02)           --             298,000           (.02)
                               ----------         ---------        -------      ----------         ---------        -------

Dilutive net income per
common share                   $2,542,000         5,892,000        $   .43      $2,407,000         5,893,000        $   .41
                               ==========         =========        =======      ==========         =========        =======

For fiscal 1999 and 1998, 60,566 and 25,846 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The principal sources of cash during the first six months of fiscal 1999 of $1,992,000 were provided by financing activities, while operating and investing activities used cash of $1,484,000. The net cash provided by financing activities resulted primarily from net debt proceeds of $1,725,000. The net cash used by operating and investing activities resulted primarily from cash used to reduce accrued liabilities including bonus payments, purchase manufacturing equipment, computer hardware, leasehold improvements and inventory, offset, in part, by net income.

The Registrant's borrowing capacity at January 31, 1999, remained above its use of outside financing. As of January 31, 1999, the Registrant had $13,226,744 available for use under its $25,000,000 Revolving Credit Agreement since $727,779 was allocated to outstanding trade letters of credit and $11,045,477 utilized for the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME") and working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has outstanding borrowed funds of $2,032,874 under lines of credit with its banks that aggregate $4,356,160. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.8% to 7%. No financial covenants are required. Also, as of January 31, 1999, the Registrant had $9,007,907 available from the cash surrender value of its life insurance policies.

During the three-month period ended January 31, 1999, the ratio of current assets to current liabilities remained constant at 2.2 to 1.

Capital expenditures for the six-month period ended January 31, 1999, amounted to $1,500,000 and were primarily for purchases of manufacturing equipment, computer hardware and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures, stock repurchases and expenditures for working capital requirements.

Results of Operations

FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales for both the three-month and six-month periods ended January 31, 1999, increased 2%, as compared to the net sales realized during the corresponding periods a year ago. The increases included the contribution made by Elecktro-Metall Export GmbH ("EME"), which was acquired in July 1998. If EME's results were excluded from the current three-month and six-month periods, net sales decreased 16% and 15%, respectively, as compared to last year. Decreases resulted primarily as a result of a weakness in the semiconductor industry, reduced capital investment in many sectors of the economy, and a general slowdown in electronic sales.

Cost of sales for both the three-month and six-month periods increased 5%, as compared to last year. If EME's results were excluded from the current three-month and six-month periods, cost of sales for the three-month and six-month periods decreased 19% and 16%, respectively, as compared to last year. This decrease was primarily related to decreased volume and cost control. As a percentage of net sales, cost of sales for both the current three-month and six-month periods was 65%, as compared to 64% and 63%, respectively, a year ago. This reflects the inclusion of EME's results in the current year's three and six month periods. If EME's results were excluded from the three-month and six-month periods, cost of sales, as a percentage of net sales, was 62% for both periods.

Engineering and product development expenses for the three-month and six-month periods increased 21% and 23%, as compared to the same periods last year. If EME's results were excluded from the current three-month and six-month periods, engineering and product development expenses increased 7% and 10%, respectively, as compared to last year. The increases were primarily related to the continuing development of new power supplies and motion control systems which will give the Registrant's customers new and more advanced power and data quality solutions, as well as improve the cost and performance of its existing products. As a percentage of net sales, engineering and product development expenses for both the three-month and six-month periods were 6%, as compared to 5%, for both periods a year ago. If EME's results were excluded from the three-month and six-month results, engineering and product development expenses, as a percentage of net sales, were 7% for both periods, as compared to 5%, for both periods a year ago.

Selling, general and administrative expenses for the three-month and six-month periods decreased 14% and 13%, as compared to the same periods last year. If EME's results were excluded from the current three-month and six-month periods, selling, general and administrative expenses decreased 20% and 21%, respectively, as compared to last year. As a percentage of net sales, selling, general and administrative expenses for the three-month and six-month periods were 18% and 19%, respectively, as compared to 21% and 22%, respectively, a year ago. If EME's results were excluded from the current three-month and six-month periods, selling, general and administrative expenses, as a percentage of net sales, were 21% and 20% for both periods, respectively. These decreases were primarily related to the expiration of a profit sharing agreement, staff reductions and other cost cutting measures.

Depreciation and amortization expense for the three-month and six-month periods increased 25% and 28%, respectively, as compared to last year. If EME's expenses were excluded from the current three-month and six-month results, depreciation and amortization expense increased 4% and 7%, respectively, as compared to last year. The increase was primarily related to increased amortization of computer software.

Interest income for the three-month and six-month periods increased 69% and 55%, respectively, as compared to last year. The primary reason for the increase was the inclusion of EME's interest income in current year results. Interest expense for the three-month and six-month periods increased 105% and 153%, respectively, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the EME acquisition.

The effective tax rate for the three-month and six-month periods was 32% and 35%, as compared to 39%, for both periods a year ago. The primary reason for the decreases were a reversal of tax accruals no longer needed by EME and a reduction in taxes associated with the Registrant's Mexican operations.

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

(b) Reports on Form 8-K
         The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1999.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SL INDUSTRIES, INC.
                                             -------------------
                                                  Registrant





Dated: March 12, 1999                        Owen Farren
       -------------------------             -----------------------
                                             Owen Farren
                                             President,
                                             Chief Executive Officer
                                             and Chairman of the Board




Dated: March 10, 1999                        James E. Morris
       -------------------------             -----------------------
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