Form 10-Q
period 1999-04-30
SL INDUSTRIES INC
filed 1999-06-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock outstanding as of June 4, 1999, was 5,631,275 .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                April 30,                July 31,
                                                                                                  1999                     1998
                                                                                                  ----                     ----
                                                                                               (Unaudited)                   *
ASSETS
Current assets:
   Cash and cash equivalents .......................................................           $    129,000            $         --
   Receivables, less allowances of
    $1,832,000 and $2,045,000, respectively ........................................             17,096,000              18,886,000
   Inventories (Note 2) ............................................................             18,502,000              18,538,000
   Prepaid expenses ................................................................                899,000                 972,000
   Deferred income taxes ...........................................................              2,104,000               3,014,000
                                                                                               ------------            ------------
       Total current assets ........................................................             38,730,000              41,410,000
                                                                                               ------------            ------------
Property, plant and equipment, less accumulated depreciation
  of $18,422,000 and $12,569,000, respectively .....................................             13,818,000              14,890,000
Long-term notes receivable .........................................................              2,177,000               2,201,000
Deferred income taxes ..............................................................              2,463,000               1,865,000
Cash surrender value of life insurance policies ....................................              9,212,000               8,657,000
Intangible assets, less accumulated amortization
  of $3,302,000 and $2,692,000, respectively .......................................             10,572,000              10,705,000
Other assets .......................................................................              1,397,000               1,187,000
                                                                                               ------------            ------------
        Total assets ...............................................................           $ 78,369,000            $ 80,915,000
                                                                                               ============            ============

LIABILITIES
Current liabilities:
   Short-term bank debt ............................................................           $  1,082,000            $         --
   Long-term debt due within one year ..............................................                205,000                 727,000
   Accounts payable ................................................................              6,256,000               5,982,000
   Accrued income taxes ............................................................              1,181,000               2,105,000
   Accrued liabilities:
     Payroll and related costs .....................................................              3,999,000               4,851,000
     Other .........................................................................              5,318,000               6,401,000
                                                                                               ------------            ------------
        Total current liabilities ..................................................             18,041,000              20,066,000
                                                                                               ------------            ------------
Long-term debt less portion due within one year ....................................             10,064,000              13,283,000
Deferred compensation and supplemental retirement benefits .........................              5,141,000               4,667,000
Other liabilities ..................................................................              3,494,000               4,554,000
                                                                                               ------------            ------------
        Total liabilities ..........................................................           $ 36,740,000            $ 42,570,000
                                                                                               ------------            ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued ...........           $         --            $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,235,000 and 8,153,000 shares, respectively .............................              1,647,000               1,631,000
Capital in excess of par value .....................................................             36,924,000              36,061,000
Retained earnings ..................................................................             18,194,000              14,476,000
Translation adjustment .............................................................                (54,000)                 80,000
Treasury stock at cost, 2,606,000 and 2,546,000 shares, respectively ...............            (15,082,000)            (13,903,000)
                                                                                               ------------            ------------
        Total shareholders' equity .................................................             41,629,000              38,345,000
                                                                                               ------------            ------------
        Total liabilities and shareholders' equity .................................           $ 78,369,000            $ 80,915,000
                                                                                               ============            ============

* Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                               Three-Months Ended                      Nine-Months Ended
                                                                     April 30,                              April 30,
                                                            1999                 1998                1999                1998
                                                         ------------        ------------        ------------        ------------
                                                          (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)

Net sales ..........................................     $ 30,474,000        $ 29,340,000        $ 89,805,000        $ 87,354,000
                                                         ------------        ------------        ------------        ------------

Cost and expenses:
  Cost of products sold ............................       19,473,000          18,370,000          57,896,000          55,152,000
  Engineering and product development ..............        1,885,000           1,639,000           5,578,000           4,642,000
  Selling, general and administrative ..............        5,647,000           6,248,000          16,716,000          18,989,000
  Depreciation and amortization ....................          963,000             792,000           2,886,000           2,291,000
                                                         ------------        ------------        ------------        ------------
Total cost and expenses ............................       27,968,000          27,049,000          83,076,000          81,074,000
                                                         ------------        ------------        ------------        ------------
Income from operations .............................        2,506,000           2,291,000           6,729,000           6,280,000
Other income (expense):
  Interest income ..................................           53,000              52,000             220,000             160,000
  Interest expense .................................         (177,000)            (94,000)           (635,000)           (275,000)
                                                         ------------        ------------        ------------        ------------
Income before income taxes .........................        2,382,000           2,249,000           6,314,000           6,165,000
Provision for federal and state income taxes .......          980,000             844,000           2,370,000           2,353,000
                                                         ------------        ------------        ------------        ------------
Net income .........................................     $  1,402,000        $  1,405,000        $  3,944,000        $  3,812,000
                                                         ------------        ------------        ------------        ------------


Basic net income per common share ..................     $       0.25        $       0.25        $       0.70        $       0.68
                                                         ------------        ------------        ------------        ------------
Diluted net income per common share ................     $       0.24        $       0.24        $       0.67        $       0.65
                                                         ------------        ------------        ------------        ------------

Shares used in computing basic net income
  per common share .................................        5,653,000           5,575,000           5,648,000           5,598,000
Shares used in computing diluted net income
  per common share .................................        5,864,000           5,882,000           5,883,000           5,899,000

See accompanying notes to consolidated financial statements.






                               SL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                   Three-Months Ended                     Nine-Months Ended
                                                                         April 30,                            April 30,
                                                                  1999               1998              1999               1998
                                                              -----------        -----------       -----------        -----------
                                                              (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
Net income .................................................  $ 1,402,000        $ 1,405,000       $ 3,944,000        $ 3,812,000
Other comprehensive income:
  Currency translation adjustment, net of related taxes ....     (147,000)                --           (54,000)                --
                                                              -----------        -----------       -----------        -----------
Comprehensive income .......................................  $ 1,255,000        $ 1,405,000       $ 3,890,000        $ 3,812,000
                                                              ===========        ===========       ===========        ===========



See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine-Months Ended April 30,
                                                                                                   1999                    1998
                                                                                                   ----                    ----
                                                                                                (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
  Net income .........................................................................          $  3,944,000           $  3,812,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation ....................................................................             1,954,000              1,567,000
     Amortization ....................................................................               916,000                724,000
     Provisions for losses on accounts receivable ....................................              (108,000)                31,000
     Additions to deferred charges and other assets ..................................              (752,000)            (1,411,000)
     Cash surrender value of life insurance premium ..................................              (575,000)              (438,000)
     Deferred compensation and supplemental retirement payments ......................               876,000              1,017,000
     Deferred compensation and supplemental  retirement benefit cash payments ........              (532,000)              (439,000)
     (Increase) Decrease in deferred income taxes ....................................              (255,000)                46,000
     Gain on sale of equipment .......................................................               (27,000)                (1,000)
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................................             1,767,000              2,493,000
       Inventories ...................................................................               (86,000)              (412,000)
       Prepaid expenses ..............................................................                60,000                 (4,000)
       Accounts payable ..............................................................              (239,000)            (3,350,000)
       Other accrued liabilities .....................................................            (2,768,000)              (505,000)
       Income taxes ..................................................................              (337,000)              (308,000)
                                                                                                ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................          $  3,838,000           $  2,822,000
                                                                                                ------------           ------------
INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .......................................................              (246,000)                    --
  Disposals of property, plant and equipment .........................................               919,000                 50,000
  Purchases of property, plant and equipment .........................................            (1,853,000)            (1,993,000)
  Decrease in notes receivable .......................................................                24,000                 44,000
                                                                                                ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES ................................................          $ (1,156,000)          $ (1,899,000)
                                                                                                ------------           ------------
FINANCING ACTIVITIES:
  Cash dividends paid ................................................................              (226,000)              (221,000)
  Proceeds from short-term debt ......................................................             3,766,000                     --
  Proceeds from long-term debt .......................................................            17,744,000              7,750,000
  Payments on short-term debt ........................................................            (2,693,000)                    --
  Payments on long-term debt .........................................................           (20,840,000)            (4,983,000)
  Proceeds from stock options exercised ..............................................               437,000                983,000
  Treasury stock sold ................................................................              (729,000)            (4,452,000)
                                                                                                ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES ................................................          $ (2,541,000)          $   (923,000)
                                                                                                ------------           ------------
Effect of exchange rate changes on cash ..............................................          $    (12,000)          $         --
                                                                                                ------------           ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................................          $    129,000           $         --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................                    --                     --
                                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS AT APRIL 30, ...............................................          $    129,000           $         --
                                                                                                ============           ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .........................................................................          $    629,000           $    275,000
    Income taxes .....................................................................          $  2,250,000           $  1,736,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of April 30, 1999, and July 31, 1998, the results of operations and comprehensive earnings for the three-month and nine-month periods ended April 30, 1999 and 1998, and the cash flows for the nine-month periods ended April 30, 1999 and 1998. The Consolidated Statements of Comprehensive Earnings was prepared in conformity with general accepted accounting principles and was not required for fiscal 1998.

2. Inventories at April 30, 1999, and July 31, 1998, were as follows:

                                  April 30, 1999          July 31, 1998
                                  --------------          -------------
       Raw materials                 $ 9,702,000            $10,543,000
       Work in process                 4,380,000              3,611,000
       Finished goods                  4,420,000              4,384,000
                                       ---------              ---------
                                     $18,502,000            $18,538,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:


                                                                              Per Share                                   Per Share
                                                 Income            Shares      Amount       Income          Shares          Amount
                                               ------------------------------------------------------------------------------------
                                                                                Three-Months Ended
                                               ------------------------------------------------------------------------------------
                                                         April 30, 1999                                  April 30, 1998
                                               ---------------------------------------    -----------------------------------------
Basic net income per
common share                                   $1,402,000        5,653,000       $.25      $1405,000        5,575,000       $.25
Effect of dilutive securities                          --          211,000       (.01)            --          307,000       (.01)
                                               ----------        ---------       ----     ----------        ---------       ----
Dilutive net income per
common share                                   $1,402,000        5,864,000       $.24     $1,405,000        5,882,000       $.24
                                               ==========        =========       ====     ==========        =========       ====


                                                                                 Nine-Months Ended
                                              ------------------------------------------------------------------------------------
                                                        April 30, 1999                                   April 30, 1998
                                              -------------------------------------        ---------------------------------------
Basic net income per
common  share ........................       $3,944,000        5,648,000        $.70        $3,812,000        5,598,000       $.68
Effect of dilutive securities.........               --          235,000        (.03)               --          301,000       (.03)
                                             ----------        ---------        ----        ----------        ---------       ----
Dilutive net income per
common share .........................       $3,944,000        5,883,000        $.67        $3,812,000        5,899,000       $.65
                                             ==========        =========        ====        ==========        =========       ====


For fiscal 1999 and 1998, 73,076 and 31,161 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The principal sources of cash during the first nine months of fiscal 1999 of $3,838,000 were provided by operating activities, while investing and financing activities used cash of $3,697,000. The net cash provided by operating activities resulted primarily from net income and the collection of accounts receivable, offset, in part, by cash used to reduce accrued liabilities. The net cash used by investing and financing activities resulted primarily from cash used to pay down debt and purchase manufacturing equipment, computer hardware and leasehold improvements.

The Registrant's borrowing capacity at April 30, 1999, remained above its use of outside financing. As of April 30, 1999, the Registrant had $16,313,694 available for use under its $25,000,000 Revolving Credit Agreement since $350,595 was allocated to outstanding trade letters of credit and $8,335,711 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"). The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has outstanding borrowed funds of $1,081,900 under lines of credit with its banks that aggregate $4,057,124. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.4% to 7%. No financial covenants are required. Also, as of April 30, 1999, the Registrant had $9,212,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended April 30, 1999, the ratio of current assets to current liabilities decreased slightly from 2.2 to 1 to 2.1 to 1.

Capital expenditures for the nine-month period ended April 30, 1999, amounted to $1,853,000 and were primarily for purchases of manufacturing equipment, computer hardware and leasehold improvements. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

On May 26, 1999, the Registrant's Board of Directors declared a $.05 per share semi-annual cash dividend payable on June 11, 1999, to shareholders of record on June 4, 1999.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures, stock repurchases and expenditures for working capital requirements.

Results of Operations

FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales for both the three-month and nine-month periods ended April 30, 1999, increased 4% and 3%, respectively, as compared to the net sales realized during the corresponding periods a year ago. The increases included the contribution made by Elecktro-Metall Export GmbH ("EME"), which was acquired in July 1998. If EME's results were excluded from the current three-month and nine-month periods, net sales decreased 14% and 15%, respectively, as compared to last year. The decreases resulted primarily as a result of weaknesses in the semiconductor industry and in the electronics distribution market, along with reduced capital investment in many sectors of the economy.

Cost of sales for both the three-month and nine-month periods increased 6% and 5%, respectively, as compared to last year. If EME's results were excluded from the current three-month and nine-month periods, cost of sales for the three-month and nine-month periods decreased 15% and 16%, respectively, as compared to last year. This decrease was primarily related to decreased volume and cost control. As a percentage of net sales, cost of sales for both the current three-month and nine-month periods was 64%, as compared to 63% for both periods a year ago. This reflects the inclusion of EME's results in the current year's three and nine month periods. If EME's results were excluded from the three-month and nine-month periods, cost of sales, as a percentage of net sales, was 62% for both periods.

Engineering and product development expenses for the three-month and nine-month periods increased 15% and 20%, as compared to the same periods last year. If EME's results were excluded from the current three-month and nine-month periods, engineering and product development expenses increased 4% and 8%, respectively, as compared to last year. The increases were primarily related to the continuing development of new power supplies which will give the Registrant's customers new and more advanced power and data quality solutions, as well as improve the cost and performance of its existing products. As a percentage of net sales, engineering and product development expenses for both the three-month and nine-month periods were 6%, as compared to 6% and 5%, respectively, for both periods a year ago. If EME's results were excluded from the three-month and nine-month results, engineering and product development expenses, as a percentage of net sales, were 7% for both periods, as compared to 6% and 5%, respectively, for both periods a year ago.

Selling, general and administrative expenses for the three-month and nine-month periods decreased 10% and 12%, as compared to the same periods last year. If EME's results were excluded from the current three-month and nine-month periods, selling, general and administrative expenses decreased 15% and 19%, respectively, as compared to last year. As a percentage of net sales, selling, general and administrative expenses for both the three-month and nine-month periods were 19%, as compared to 21% and 22%, respectively, a year ago. If EME's results were excluded from the current three-month and nine-month periods, selling, general and administrative expenses, as a percentage of net sales, were 21% for both periods. These decreases were primarily related to reduced selling expenses, staff reductions and other cost cutting measures. In addition the nine-month decrease was also affected by the expiration of a profit sharing agreement.

Depreciation and amortization expense for the three-month and nine-month periods increased 22% and 26%, respectively, as compared to last year. If EME's expenses were excluded from the current three-month and nine-month results, depreciation and amortization expense increased 2% and 5%, respectively, as compared to last year. The increase was primarily related to increased amortization of computer software.

Interest income for the three-month and nine-month periods increased 2% and 38%, respectively, as compared to last year. The primary reason for the increase was the inclusion of EME's interest income in current year results. Interest expense for the three-month and nine-month periods increased 88% and 131%, respectively, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the EME acquisition.

The effective tax rate for the three-month and nine-month periods was 41% and 38%, as compared to 38%, for both periods a year ago. The three-month increase included the impact of a higher effective tax rate at EME.

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

PART II - OTHER INFORMATION

Item 5.   Other Information

On May 11, 1999, the Registrant acquired 100% of the stock of RFL Electronics Inc. for $12 million in cash, and a contingent payment of an additional $1 million in cash. This contingent payment was made based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL Electronics Inc. is a leading supplier of teleprotection and specialized communications equipment.

On May 26, 1999, Richard Caruso was appointed as a member of SL's Board of Directors. Mr. Caruso is Vice President at IBM Digital Media Projects, Media and Entertainment Industries, based in Piscataway, New Jersey.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
            The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
            The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1999.

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



                                   SL INDUSTRIES, INC.
                                   -------------------
                                       Registrant





Dated: June 11, 1999               Owen Farren
                                   --------------------------
                                   Owen Farren
                                   President,
                                   Chief Executive Officer
                                   and Chairman of the Board




Dated: June 11, 1999              James E. Morris
                                  ---------------------------
                                  James E. Morris
                                  Vice President,
                                  Corporate Controller,
                                  and Treasurer

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