Form 10-K405
period 1999-07-31
SL INDUSTRIES INC
filed 1999-10-28
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   21-0682685
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ             08054
  (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 856-727-1500

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class               Name of each exchange on which registered
Common stock, $.20 par value                   New York Stock Exchange
                                             Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

On October 15, 1999, the aggregate market value of SL common stock was approximately $71,926,371. The number of shares of common stock outstanding as of October 15, 1999, was 5,641,284.

DOCUMENTS INCORPORATED BY REFERENCE:
Part I, II, IV - Annual Report to Shareholders for the fiscal year ended July 31, 1999 Part III - Proxy Statement dated October 15, 1999

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    (a) General Development of Business
    -----------------------------------

On March 29, 1956, the Registrant was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc., in November 1963, SGL Industries, Inc., in November 1970 and then to the present name of SL Industries, Inc., in September 1984. The Registrant and its subsidiaries design and produce propriety advanced systems and equipment for the growth Power and Data Quality ("PDQ") industry. The products of the Registrant and its subsidiaries either become components of other industrial or consumer products or are sold through distribution for general retail or commercial use.

For the most part, the Registrant and its subsidiaries concentrate on specialty markets believed to offer higher profit margins and greater potential for growth than industrial commodities. No single customer accounts for more than 10% of consolidated net sales nor are export sales material thereto.

On May 11, 1999, pursuant to a Share Purchase Agreement dated April 1, 1999, the Registrant, acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL"). The Registrant paid $11,387,000 in cash and gave promissory notes with an aggregate face amount of $75,000, which bear simple interest at a rate of 5.5% per annum, at closing. In addition, the Registrant paid a contingent payment of $1,000,000 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment.

On July 27, 1999, pursuant to an Asset Purchase Agreement dated July 13, 1999, Condor D.C. Power Supplies, Inc., a wholly-owned subsidiary of the Registrant, acquired certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Registrant paid $7,430,000; $3,700,000 in cash and assumption of debt equal to approximately $3,730,000. There is also a contingent "earn-out" payment of either $1,000,000, $3,000,000 or $5,000,000, payable in the event that sales from the purchased assets are at least $30,000,000, $35,000,000 or $40,000,000, respectively, during the twelve-month period ending March 31, 2001. Condor also entered into a ten-year Consulting Agreement with the Chief Executive Officer of Todd Products for an aggregate amount of $1,275,000 which will be paid in quarterly installments over the next three years. Todd Products is a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries.


    (b) Financial Segment Information
    ---------------------------------

Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Annual Report to Shareholders for the fiscal year ended July 31, 1999.

    (c) Narrative Description of Business
    -------------------------------------

During fiscal 1997, the Registrant was comprised of two business segments - power and data quality and specialty products. During fiscal 1998, the Registrant operated principally in one business segment; the design, production and marketing of advanced power and data quality systems. During fiscal 1999 and currently, the Registrant is comprised of six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other.

Products
Power Supplies - The Registrant produces a wide range of standard and custom power supply products which convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced with ranges in power from 1 to 5000 watts and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric vehicles and other motion control systems. Uninterruptible power supplies that provide back-up power in the event of a power failure are also produced by this segment. Uninterruptible power supplies products are also used to recharge batteries and, in some applications, provide a direct power supply to connected equipment. These products are sold through a worldwide network of sales representatives and electronic distributors to OEM customers in the medical, industrial, telecommunications and instrumentation markets; along with retailers and wholesalers of office, computer and consumer products. For the years ended July 31, 1999, 1998 and 1997, net sales of power supplies, as a percentage of consolidated net sales, were 27%, 31% and 31%, respectively.

Power Conditioning and Distribution Units - The Registrant is a leader in the design and manufacture of customized power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEM's of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system to the Registrant helps its customers reduce cost and time to market, while increasing system performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and cellular radio systems. Power distribution products can be found in aerospace applications such as passenger entertainment units, and in automotive applications used in mirror controls and general power wiring systems throughout the vehicle. Products are also designed and manufactured that safely convert a high power input into user specified output ranges. A majority of these products are sold directly to OEM customers who include them with their systems, which are sold to the end user. For the years ended July 31, 1999, 1998 and 1997, net sales of power distribution and power conditioning units, as a percentage of consolidated net sales, were 20%, 17% and 13%, respectively.

Motion Control Systems - The Registrant is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density, precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products.

Negotiations are continuing with customers on advanced designs for numerous programs including flywheel energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. Electromechanical products for Aerospace and Ordnance applications are used in rudder trim actuation, cargo applications and door control. Some of the more recent developments are the production of Power Drive Units for aircraft on-board Cargo Loading Systems as well as a low-cost electrical seat actuation system for business class seats. For the years ended July 31, 1999, 1998 and 1997, net sales of motion control systems, as a percentage of consolidated net sales, were 19%, 14% and 10%, respectively.

Electric Utility Equipment Protection Systems - The Registrant designs and manufacturers teleprotection products/systems that are used to protect electric-utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. Products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. Customer service and maintenance for all electric utility equipment protection systems manufactured is provided. Sales are made through both company and independent sales representatives.

Surge Suppressors - Surge suppressors are sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. The Registrant is a leader in the design and manufacture of surge suppressors for the industrial, OEM and retail marketplaces. These products are sold to distributors and dealers of electronics and electrical supplies; retailers and wholesalers of office, computer, and consumer products; and to OEM's. For the years ended July 31, 1999, 1998 and 1997, net sales of surge suppressors, as a percentage of consolidated net sales, were 26%, 35% and 36%, respectively.

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

Significant Customers
No business has a customer which accounts for 10% or more of consolidated net sales. The loss of any one major customer should not have an adverse material affect on the business.

Backlog
Backlog at September 5, 1999, and September 6, 1998, was $58,256,000 and $40,229,000, respectively. The September 5, 1999, backlog included approximately $14,000,000 of orders that were received by RFL and Todd Products.

Competitive Conditions
The businesses are in active competition with domestic companies, some with national name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, the surge suppressor and power supplies' businesses have experienced significant off-shore competition, for certain products in certain markets. Currently, the businesses are sourcing many components and products outside of the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. The businesses differentiate themselves from their competitor by concentrating on customized products based on customer needs. Methods of competition are primarily quality, service, innovation, delivery and price.


Environmental
-------------

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

It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. Environmental liabilities and related costs are believed to have been adequately provided in the consolidated financial statements. There were $202,000 in capital expenditures for these purposes during fiscal year 1999 and such expenditures are estimated to be immaterial for fiscal 2000. For additional information related to environmental issues, see Note 10 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1999, which is incorporated herein by reference.


Employees
---------

As of September 5, 1999, the Registrant had approximately 2,100 employees. Of these employees, approximately 357 are subject to collective bargaining agreements.

Additional Information
----------------------

For the purposes of providing additional information regarding the development of the Registrant's businesses in fiscal 1999, the "The Power of Partnership" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report to Shareholders for the fiscal year ended July 31, 1999, are incorporated by reference.


ITEM 2.  PROPERTIES

                                                                              Approx.
                                                                              Square       Owned or Leased And
          Location                   General Character                        Footage       Expiration Date
          --------                   -----------------                        -------      -------------------
Montevideo, MN                Manufacture of precision motors and              38,700             Owned
                              motion control systems                            7,040       Leased - 12/31/99

Matamoros, Mexico             Manufacture of precision motors                   8,600       Leased - 11/05/99

Nogales, Mexico               Manufacture of power protection products         65,000       Leased - 12/31/02


Nogales, AZ                   Distribution of power protection                 11,700       Leased - 10/31/00
                              products

Mt. Laurel, NJ                Corporate Office - power protection              15,900       Leased - 11/30/00
                              products

Oxnard, CA                    Manufacture and distribution of power            36,400       Leased - 02/28/03
                              supply products

Mexicali, Mexico              Manufacture and distribution of power                               Leased
                              supply products                                  40,000            6/01/00
                                                                               21,150            08/31/00

Brentwood, NY                 Manufacture and distribution of power            36,750       Leased - 5/31/02
                              supply products

San Diego, CA                 Manufacture of power distribution and            45,054       Leased - 03/22/02
                              conditioning units

Ingolstadt, Germany           Manufacture of motion control systems            34,337             Owned
                              and power distribution products                  16,684       Leased - 09/30/03

Boonton Twp., NJ              Manufacture of electric utility                  78,000             Owned
                              equipment protection systems

                                                                               Approx.
                                                                               Square      Owned or Leased And
       Location                       General Character                        Footage        Expiration Date
       --------                       -----------------                        -------        ---------------
Camden, NJ                    Industrial surface finishing                     15,800             Owned

Pennsauken, NJ                Industrial surface finishing warehouse            6,000             Owned

Mt. Laurel, NJ                Corporate Office                                  4,200       Leased - 11/30/02


All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant.


ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material affect on the financial position or results of operations of the Registrant. There are no legal proceedings to which any Director or Officer of the Registrant, or any associate of any Director or Officer, is a party or has a material interest adverse to the Registrant's interest. There are no material proceedings with environmental issues, which involve penalties or sanctions. Additional information pertaining to legal proceedings is found in Note 10 to the consolidated financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1999, which is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended July 31, 1999, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


                                              ----------------------------------------------------------------------
                                                         FISCAL 1999                         FISCAL 1998
                                              ----------------------------------------------------------------------
                                                    HIGH              LOW              HIGH              LOW
                                              ----------------------------------------------------------------------
Stock Prices

1st Quarter...............................          14 3/4             9 1/2           16 1/4              10
2nd Quarter...............................          13 3/4            11 3/4           13 1/2              11
3rd Quarter...............................            13              11 3/8           14 7/8              12
4th Quarter...............................          13 5/8            11 3/8           15 3/8            12 1/2


Dividends

Cash - November...........................                   $.04                               $.04
Cash - June...............................                   $.05                               $.04

                                               ---------------------------------------------------------------------


As of September 15, 1999, there were approximately 1,200 registered shareholders. A semi-annual cash dividend of $.05 per share was declared on September 24, 1999, which is payable on November 23, 1999, to shareholders of record on November 1, 1999.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" in the Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market rate effects both interest paid and earned by the Registrant. The Registrant's investments and outstanding debt bear variable interest rates. Debt consists primarily of a revolving credit agreement with three United States banks, where the Registrant can borrow at either a "CD or LIBOR rate," as defined, or prime interest rate and lines of credit with German banks, where the German subsidiary can borrow at interest rates of 3.7% to 6.125%. The Registrant manufactures some of its products in Mexico and Germany and purchases some components in foreign markets. With the exception of component purchases made by the German subsidiary, all other foreign market component purchases are primarily invoiced in U.S. dollars. The German subsidiary's foreign market component purchases are primarily invoiced in German Deutchemarks. A foreign currency loan is used to hedge the value of the Registrant's investment in its German subsidiary; therefore, related foreign current transaction gains and losses are primarily reported in the same manner as translation adjustments under generally accepted accounting principles. Changes in interest and foreign currency exchange rates are not expected to have a material impact on the Registrant's results of earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Report of Independent Public Accountants" and "Selected Quarterly Financial Data (Unaudited)" in the Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, except for the ages of the executive officers and positions held by them with the Registrant, is incorporated herein by reference to the material captioned "Election of Directors" on page 5 of the proxy statement dated October 15, 1999. The name, age and positions of each executive officers are as follows:


Name                       Age      Positions with the Registrant
----                       ---      -----------------------------
Owen Farren                48       Chairman of the Board, President and Chief Executive Officer
James E. Morris            62       Vice President, Corporate Controller and Treasurer
David Nuzzo                42       Vice President - Finance and Administration & Secretary

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

David R. Nuzzo has been Vice President - Finance and Administration & Secretary since December 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material captioned "The Board of Directors" and "Executive Officer Compensation" on pages 6 through 9 of the proxy statement dated October 15, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated herein by reference to the material captioned "Security Ownership of Principal Shareholders and Management" on pages 3 through 4 of the proxy statement dated October 15, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, except for related transactions, is incorporated herein by reference to the material captioned "Executive Officer Compensation" on pages 6 through 9 of the proxy statement dated October 15, 1999.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a) (1)  Financial Statements

The following consolidated financial statements, related notes to consolidated financial statements and the report of independent public accountants appearing in the portions of the Registrant's Annual Report to Shareholders, filed as
Exhibit 13, for the fiscal year ended July 31, 1999, are incorporated herein by reference:

    Consolidated Statements of Earnings - Years ended July 31, 1999, 1998 and
    1997

    Consolidated Statements of Comprehensive Earnings - Years ended July 31, 1999, 1998 and 1997

    Consolidated Balance Sheets - July 31, 1999 and 1998

    Consolidated Statements of Shareholders' Equity - Years ended July 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows - Years ended July 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

(a) (2)  Financial Statement Schedules

The following financial statement schedules for the years 1999, 1998 and 1997 are submitted herewith:

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


(b)   Reports on Form 8-K

On August 10, 1999, the Registrant filed a report dated July 27, 1999, on Form 8-K covering the acquisition of the net operating assets of Todd Products Corporation and Todd Power Corporation.

On October 5, 1999, the Registrant filed a report dated September 24, 1999, on Form 8-K covering a change in fiscal year from July 31 to December 31.

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


                                                     SL INDUSTRIES, INC.
                                                     -------------------
                                                     (Registrant)


                                                     /s/ Owen Farren
                                                     ----------------------
                                                     Owen Farren, President
                                                     October 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Owen Farren                                /s/ J. Dwane Baumgardner
---------------                                ------------------------
Owen Farren                                    J. Dwane Baumgardner
Chairman of the Board,                         Director
President and Chief Executive Officer          October 25, 1999
October 22, 1999

/s/ James E. Morris                            /s/ Richard E. Caruso
-------------------                            ---------------------
James E. Morris                                Richard E. Caruso
Vice President,                                Director
Corporate Controller,                          October 25, 1999
and Treasurer
October 26, 1999                               /s/ George R. Hornig
                                               --------------------
                                               George R. Hornig
                                               Director
                                               October 25, 1999

                                               /s/ Walter I. Rickard
                                               ---------------------
                                               Walter I. Rickard
                                               Director
                                               October 22, 1999

                                               /s/ Robert J. Sanator
                                               ---------------------
                                               Robert J. Sanator
                                               Director
                                               October 25, 1999

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

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To SL Industries, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SL Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen LLP


Philadelphia, PA
September 10, 1999

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                                 (In Thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                     ----------------------------------
                                        Balance at      Charged to        Charged to
                                      Beginning of       Costs and             Other                           Balance at
Description                                 Period        Expenses          Accounts     Deductions          End of Period
---------------------------------------------------------------------------------------------------------------------------

YEAR 1999 Allowance for:
  Doubtful accounts                           $590           $(90)(a)           $121(b)         $32(c)                $589
                                              ====          =====               ====            ===                   ====
  Customer credits                          $1,455         $1,223                $--         $1,282(d)              $1,396
                                            ======         ======                ===         ======                 ======

YEAR 1998 Allowance for:
  Doubtful accounts                           $496            $53                $85            $44(c)                $590
                                              ====            ===                ===            ===                   ====
  Customer credits                          $1,294         $2,462                $--         $2,301(d)              $1,455
                                            ======         ======                ===         ======                 ======

YEAR 1997 Allowance for:
  Doubtful accounts                           $428            $62                $35            $29                   $496
                                              ====            ===                ===            ===                   ====
  Customer credits                          $1,212         $2,157                $--         $2,075(d)              $1,294
                                            ======         ======                ===         ======                 ======



-------------------------
(a)   Primarily for allowances not needed.
(b)   Due to reclassifications.
(c)   Accounts receivable written off, net of recoveries.
(d)   Primarily for customer advertising programs.

                                INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:


Exhibit #                               Description
---------                               -----------
 3.1              Articles of Incorporation. Incorporated by reference to
                  Exhibit 3.1 to the Registrant's report on Form 10-K for
                  the fiscal year ended July 31, 1998.

 3.2              By-Laws. Restated By-Laws (transmitted herewith).

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

Exhibit #                               Description
---------                               -----------
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

10.25 Non-Qualified Stock Option Agreement Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-65445, filed
                  December 28, 1995.

10.26             Severance Pay Agreement with James D. Klemashevich.
                  Incorporated by reference to Exhibit 10.26 to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1997.

Exhibit #                               Description
---------                               -----------
10.27             Severance Pay Agreement with David R. Nuzzo. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form
                  10-K for the fiscal year ended July 31, 1998.

11 Statement Re Computation of Per Share Earnings (transmitted herewith).

13 Portions of Annual Report to Shareholders for the fiscal year ended July 31, 1999 (transmitted herewith).

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