Form 10-Q
period 1999-10-31
SL INDUSTRIES INC
filed 1999-12-13
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period ______ to ______

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                       21-0682685
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ               08054
-----------------------------------------------             ----------
   (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 856-727-1500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
----------------------------         -----------------------------------------
Common stock, $.20 par value                 New York Stock Exchange
                                             Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock outstanding as of November 28, 1999, was 5,609,957.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                October 31,            July 31,
                                                                                    1999                 1999
                                                                                ------------         ------------
                                                                                 (Unaudited)               *
ASSETS
Current assets:
   Cash and cash equivalents ...........................................        $         --         $     71,000
   Receivables, less allowances of
    $1,963,000 and $1,985,000, respectively ............................          24,652,000           23,663,000
   Inventories (Note 2) ................................................          28,270,000           26,151,000
   Prepaid expenses ....................................................           1,554,000            1,069,000
   Deferred income taxes ...............................................           4,559,000            3,033,000
                                                                                ------------         ------------
       Total current assets ............................................          59,035,000           53,987,000
                                                                                ------------         ------------
Property, plant and equipment, less accumulated depreciation
  of $19,917,000 and $19,103,000, respectively .........................          20,361,000           21,416,000
Long-term note receivable ..............................................           2,158,000            2,167,000
Deferred income taxes ..................................................           2,017,000            1,813,000
Cash surrender value of life insurance policies ........................           9,890,000            9,592,000
Intangible assets, less accumulated amortization
  of $3,919,000 and $3,554,000, respectively ...........................          22,454,000           22,350,000
Other assets ...........................................................           1,204,000            1,361,000
                                                                                ------------         ------------
        Total assets ...................................................        $117,119,000         $112,686,000
                                                                                ============         ============

LIABILITIES
Current liabilities:
   Short-term bank debt ................................................        $    809,000         $         --
   Long-term debt due within one year ..................................             197,000            1,095,000
   Accounts payable ....................................................          12,562,000           12,085,000
   Accrued income taxes ................................................           1,892,000            1,220,000
   Accrued liabilities:
     Payroll and related costs .........................................           5,310,000            5,405,000
     Other .............................................................          10,275,000            9,370,000
                                                                                ------------         ------------
        Total current liabilities ......................................          31,045,000           29,175,000
                                                                                ------------         ------------
Long-term debt less portion due within one year ........................          35,549,000           31,984,000
Deferred compensation and supplemental retirement benefits .............           5,602,000            5,486,000
Other liabilities ......................................................           3,304,000            3,199,000
                                                                                ------------         ------------
        Total liabilities ..............................................        $ 75,500,000         $ 69,844,000
                                                                                ------------         ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued        $         --         $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,257,000 and 8,240,000 shares, respectively .................           1,652,000            1,648,000
Capital in excess of par value .........................................          37,475,000           36,932,000
Retained earnings ......................................................          18,241,000           19,374,000
Accumulated other comprehensive income .................................              40,000               49,000
Treasury stock at cost, 2,652,000 and 2,608,000 shares, respectively ...         (15,789,000)         (15,161,000)
                                                                                ------------         ------------
        Total shareholders' equity .....................................          41,619,000           42,842,000
                                                                                ------------         ------------
        Total liabilities and shareholders' equity .....................        $117,119,000         $112,686,000
                                                                                ============         ============

* Condensed from audited financial statements
See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three-Months Ended
                                                                       October 31,
                                                                 1999                1998
                                                              -----------         -----------
                                                              (Unaudited)         (Unaudited)

Net sales ............................................        $42,156,000         $30,247,000
                                                              -----------         -----------
Cost and expenses:
  Cost of products sold ..............................         27,687,000          19,424,000
  Write-down of inventory and losses on commitments ..          3,145,000                  --
  Engineering and product development ................          2,925,000           1,917,000
  Selling, general and administrative ................          8,492,000           5,786,000
  Depreciation and amortization ......................          1,429,000             964,000
  Restructuring costs ................................          1,051,000                  --
                                                              -----------         -----------
Total cost and expenses ..............................         44,729,000          28,091,000
                                                              -----------         -----------
Income (Loss) from operations ........................         (2,573,000)          2,156,000
Other income (expense):
  Interest income ....................................             45,000              76,000
  Interest expense ...................................           (610,000)           (241,000)
  Gain from demutualization of inurance company ......          1,812,000                  --
                                                              -----------         -----------
Income (Loss) before income taxes ....................         (1,326,000)          1,991,000
Provision (Benefit) for federal and state income taxes           (475,000)            778,000
                                                              -----------         -----------
Net income (loss) ....................................        $  (851,000)        $ 1,213,000
                                                              ===========         ===========


Basic net income (loss) per common share .............        $     (0.15)        $      0.22
                                                              ===========         ===========
Diluted net income (loss) per common share ...........        $     (0.15)        $      0.21
                                                              ===========         ===========

Shares used in computing basic net income (loss)
  per common share ...................................          5,632,000           5,627,000
Shares used in computing diluted net income (loss)
  per common share ...................................          5,632,000           5,861,000


See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


                                                                   Three-Months Ended
                                                                       October 31,
                                                                  1999             1998
                                                               ---------         ----------
                                                              (Unaudited)       (Unaudited)

Net income (loss) .....................................        $(851,000)        $1,213,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes           (8,000)           198,000
                                                               ---------         ----------
Comprehensive income (loss) ...........................        $(859,000)        $1,411,000
                                                               =========         ==========


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three-Months Ended
                                                                                              October 31,
                                                                                        1999                1998
                                                                                     -----------         -----------
                                                                                     (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss) .........................................................        $  (851,000)        $ 1,213,000
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation ...........................................................            967,000             656,000
     Amortization ...........................................................            462,000             308,000
     Restructuring charges, inventory writedown and losses on commitments ...          4,196,000                  --
     Provisions for losses on accounts receivable ...........................             16,000               3,000
     Additions to other assets ..............................................           (538,000)           (226,000)
     Cash surrender value of life insurance premium .........................           (297,000)           (160,000)
     Deferred compensation and supplemental retirement payments .............            245,000             391,000
     Deferred compensation and supplemental  retirement benefit cash payments           (132,000)           (186,000)
     (Increase) Decrease in deferred income taxes ...........................         (1,730,000)            460,000
     Cash dividends declared, but not paid ..................................           (282,000)           (226,000)
     Changes in operating assets and liabilities:
       Accounts receivable ..................................................         (1,061,000)            948,000
       Inventories ..........................................................         (4,597,000)           (443,000)
       Prepaid expenses .....................................................           (489,000)             68,000
       Accounts payable .....................................................            282,000             913,000
       Other accrued liabilities ............................................            101,000          (3,149,000)
       Accrued income taxes .................................................            843,000             (54,000)
                                                                                     -----------         -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .........................        $(2,865,000)        $   516,000
                                                                                     -----------         -----------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson ..............................................             60,000                  --
  Purchases of property, plant and equipment ................................           (724,000)           (886,000)
  Proceeds from notes receivable ............................................              9,000               7,000
                                                                                     -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES .......................................        $  (655,000)        $  (879,000)
                                                                                     -----------         -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............................................          8,302,000           2,910,000
  Payments on long-term debt ................................................         (4,710,000)         (2,700,000)
  Proceeds from stock options exercised .....................................            303,000              48,000
  Treasury stock (acquired) sold ............................................           (555,000)            287,000
                                                                                     -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................        $ 3,340,000         $   545,000
                                                                                     -----------         -----------
Effect of exchange rate changes on cash .....................................        $   109,000         $  (131,000)
                                                                                     -----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................        $   (71,000)        $    51,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................             71,000                  --
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT OCTOBER 31, ....................................        $        --         $    51,000
                                                                                     ===========         ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ................................................................        $   557,000         $   319,000
    Income taxes ............................................................        $   411,000         $   218,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of October 31, 1999, and July 31, 1999, the results of operations and comprehensive operations for the three-month periods ended October 31, 1999 and 1998, and the cash flows for the three-month periods ended October 31, 1999 and 1998.

2. Inventories at October 31, 1999, and July 31, 1999, were as follows:

                                                         October 31, 1999         July 31, 1999
                                                         ----------------         -------------
                  Raw materials                             $18,140,000             $16,395,000
                  Work in process                             5,438,000               4,336,000
                  Finished goods                              4,692,000               5,420,000
                                                            -----------             -----------
                                                            $28,270,000             $26,151,000
                                                            ===========             ===========

3. The Registrant has presented earnings per share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations:


                                                                     Three-Months Ended
                                     --------------------------------------------------------------------------------
                                                October 31, 1999                              October 31, 1998
                                     -----------------------------------            ---------------------------------
                                                                    Per                                          Per
                                       Income                      Share              Income                   Share
                                       (Loss)         Shares       Amount             (Loss)        Shares     Amount
                                     ---------      ---------      ------           ----------     ---------   ------
Basic net income (loss) per
common share                         $(851,000)     5,632,000      $(.15)           $1,213,000     5,627,000    $ .22


Effect of dilutive securities               --             --         --                    --      234,000      (.01)
                                     ---------      ---------      -----            ----------     ---------    -----
Dilutive net income (loss)
per common share                     $(851,000)     5,632,000      $(.15)           $1,213,000     5,861,000    $ .21
                                     =========      =========      =====            ==========     =========    =====

For fiscal 2000 and 1999, 849,945 and 111,767 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. In October 1999, the Registrant recorded charges of $4,196,000 ($2,545,000, net or $.45 per diluted share) to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. In addition, approximately $300,000 of additional restructuring charges will be recognized through the first half of calendar year 2000. The Registrant anticipates that substantially all of the charges will be paid or incurred by the end of the first half of calendar year 2000. Also in October 1999, the Registrant recorded a nonrecurring gain of $1,812,000 ($1,111,000, net or $.20 per diluted share) from the demutualization of a life insurance company. At October 31, 1999, the $4,196,000 in charges was allocated as follows: $2,425,000 was recorded as an adjustment to inventory, $852,000 was included in accrued liabilities, $780,000 was recorded as an adjustment to property, plant and equipment and $139,000 was included in accounts payable. See Management's Discussion and Analysis for additional information regarding the above charges.

5. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1999, along with any subsequent Form 10-Q's and Form 8-K's. The interim results of operations are not necessary indicative of future financial results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The principal source of cash during the first three months of the Registrant's transition period ending December 31, 1999, of $3,340,000, net, was provided by financing activities, while operating and investing activities used cash of $2,865,000, net, and $655,000, net, respectively. The net cash provided by financing activities resulted primarily from net debt proceeds of $3,592,000. The net cash used in operating activities resulted primarily from increased inventories and accounts receivable. The net cash used in investing activities resulted primarily from purchases of tooling and computer hardware.

The Registrant's borrowing capacity at October 31, 1999, remained above its use of outside financing. As of October 31, 1999, the Registrant had $6,069,279 available for use under its $40,000,000 Revolving Credit Agreement since $301,048 was allocated to outstanding trade letters of credit, $6,330,721 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"), $12,000,000 remained from the acquisition of all the issued and outstanding common shares of RFL Electronics Inc. ("RFL"), $7,200,000 was utilized for the acquisition of certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products") and $8,098,952 was utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has $5,124,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.7% to 6.125%. No financial covenants are required. Also, as of October 31, 1999, the Registrant had $9,890,455 available from the cash surrender value of its life insurance policies.

During the three-month period ended October 31, 1999, the ratio of current assets to current liabilities remained constant at 1.9 to 1.

Capital expenditures for the three-month period ended October 31, 1999, amounted to $724,000 and were primarily for purchases of tooling and computer hardware. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

Consolidated net sales for the three-month period ended October 31, 1999, increased 39%, as compared to the net sales realized during the corresponding period a year ago. The sales increase included the net sales realized by RFL and the net sales realized from the Todd Products' product lines, which were acquired in May 1999 and July 1999, respectively. If the net sales of the RFL and Todd Products' product lines were excluded from the current three-month period, net sales increased 1%, as compared to last year. Sale increases in the power conditioning and distribution units and power supplies segments were offset by sales decreases in the motion control systems and surge suppressors segments. The sales increase in the power conditioning and distribution units segment was a result of both strong demand and a weak semiconductor market, a year ago. The sales increase in the power supplies segment was primarily due to an increase in orders received from customers in the distribution channel. The motion control systems segment's sales decreased due to a reduction in sales of precision motor products and sales in the surge suppressors segment decreased because of continued delays in the introduction of new surge protection products and competitors' aggressive pricing initiatives.

The Registrant also incurred an operating loss of $2,573,000 for the three-month period, as compared to operating income of $2,156,000 during the corresponding period a year ago. The operating loss for the three-month period ended October 31, 1999, included restructuring costs of $1,051,000 and inventory writedowns and losses on commitments of $3,145,000 that were recognized by the Registrant's SL Waber subsidiary. In addition, approximately $300,000 of additional restructuring charges will be recognized through the first half of calendar year 2000. These charges are a result of actions taken to restructure SL Waber's operations and to recognize unprofitable commitments. As a result of a review of its business and operations, a plan is in place to place greater emphasis on markets and channels of distribution where SL Waber has a record of sustained profitability. This plan also includes the scheduled consolidation of many of SL Waber's operations at its manufacturing facility in Nogales, Mexico. We anticipate that SL Waber will continue to realize adverse operating financial results until at least January 31, 2000, which will continue to negatively impact the Company's consolidated operating financial results. If the $4,196,000 in charges were excluded from the current three-month period, operating income would have decreased 25%, as compared to last year. The increased operating income in the power conditioning and distribution units segment was offset by decreases in power supplies, motion control systems and surge suppressors segments. The increased operating income in the power conditioning and distribution units segment was primarily due to higher sales volume and lower operating costs. The decreased operating income in the power supplies segment was primarily due to the incremental costs associated with the integration of the Todd Products' product lines. The decreased operating income in the motion controls systems and surge suppressors segment was primarily due to lower sales volume.

Cost of sales for the three-month period increased 43%, as compared to last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month period, cost of sales increased 5%, as compared to last year. This increase was primarily related to volume and product mix. As a percentage of net sales, cost of sales for the current three-month period was 66%, as compared to 64%, a year ago. If the results of RFL and Todd Products' product lines were excluded, cost of sales, as a percentage of net sales, was 67% for both years.

Engineering and product development expenses for the three-month period increased 53%, as compared to the same period last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month period, engineering and product development expenses remained constant as compared to last year. As a percentage of net sales, engineering and product development expenses were 7%, as compared to 6%, a year ago. If the results of RFL and Todd Products' product lines were excluded, engineering and product development expenses, as a percentage of net sales, were 6% for both periods.

Selling, general and administrative expenses for the three-month period increased 47%, as compared to last year. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current three-month period, selling, general and administrative expenses increased approximately 4%, as compared to last year. The increase was primarily related to increased administrative expenses, offset, in part, by decreased delivery expenses. As a percentage of net sales, selling, general and administrative expenses for the three-month period were 20%, as compared to 19%, a year ago. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current three-month period, selling, general and administrative expenses, as a percentage of net sales, were 20%, as compared to 19%, a year ago.

Depreciation and amortization expense for the three-month period increased 48%, as compared to last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month results, depreciation and amortization expense increased 3%, as compared to last year. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively.

Interest income for the three-month period decreased 41%, as compared to last year. The reasons for the decrease was less cash available for investment and the inclusion of a nonrecurring item in the prior year results. Interest expense for the three-month period increased 153%, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the RFL and Todd Products acquisitions.

The effective tax rate for the three-month period was a net benefit of 36%, as compared to a provision of 39% a year ago. The current period effective tax rate reflects a tax benefit associated with losses from a domestic operation, offset, in part, by a tax provision which includes the higher effective tax rates associated with the Registrant's profitable international operations.

Reportable Segment Information

Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Registrant effective July 31, 1999. Under the disclosure requirements of SFAS 131, the Registrant classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. Comparative first quarter results are as follows:

                                             Three-Months Ended
                                                 October 31,
                                            1999            1998
                                          -------         -------
Net sales
Power Supplies ...................        $15,164         $ 8,003
PCDUs ............................          8,148           5,279
Motion Control Systems ...........          5,580           5,728
Electric Utility Equipment
  Protection Systems .............          5,499              --
Surge Suppressors ................          6,621           9,963
Other ............................          1,144           1,274
                                          -------         -------
Consolidated .....................        $42,156         $30,247
                                          =======         =======

Operating income (loss)
Power Supplies ...................        $ 1,221         $ 1,418
PCDUs ............................          1,144             148
Motion Control Systems ...........            544             615
Electric Utility Equipment
  Protection Systems .............            507              --
Surge Suppressors ................         (1,122)            553
Other ............................           (671)           (578)
                                          -------         -------
Subtotal .........................          1,623           2,156
Write-down of inventory and losses
  on commitments .................         (3,145)             --
Restructuring costs ..............         (1,051)             --
                                          -------         -------
Consolidated .....................        $(2,573)        $ 2,156
                                          =======         =======

Year 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations.

The Registrant has taken actions to address and complete the work associated with the Year 2000 issue. Each of its business units and corporate headquarters established teams to identify and correct Year 2000 issues. Attention was given to computer hardware and software, communications equipment, manufacturing equipment and facilities and products sold, if any, to achieve compliance in all these areas. The teams were also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with the development of contingency plans.

During the last three years, four of the Registrant's business units implemented new enterprise software packages that their suppliers have stated are Year 2000 compliant. A detailed accounting and assessment of all computer systems and application software utilized through out the Registrant's operations was completed, and plans for establishing compliance were developed. These plans identified which non-compliant hardware and software were to be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. All material remediation and testing activities have been completed at each of the Registrant's business units and at corporate headquarters. In addition, written contingency plans have been completed or are in the process of being completed by each business unit.

The Registrant has requested information from all its key third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems will affect the Registrant. In most circumstances, the information that the Registrant has received from its key third party vendors to date indicates that they will be Year 2000 compliant by the end of 1999.

At this time, the Registrant is not aware, of any Year 2000 non-compliance issues, which would materially affect the Registrant, that will not be remedied by the end of 1999. However, since the Registrant used numerous assumptions, the Registrant does face some risks. These risks include an inability of gas and electric suppliers and telecommunications carriers to supply their services. There can be no assurance that the Registrant's assumptions will be achieved; therefore, actual results could differ from those anticipated.

The Company does not expect Year 2000 spending to materially affect consolidated profitability or liquidity. This expectation assumes that its costs incurred to date cover all significant actions required, and that the Registrant will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

Forward-Looking Information

From time to time, information provided by the Registrant, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including such things as expansion and growth of the Registrant's business, future capital expenditures and the Registrant's prospects and Year 2000 strategy, contain forward-looking information. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have been previously been identified in filings or statements made by or on behalf of the Registrant.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether, and the extent to which, certain of the Registrant's markets which had experienced a slowdown recover or continue to recover. The Registrant's financial results will also depend on the extent to which management is able to successfully address the operating issues in the Registrant's surge suppressors segment and in the uniterruptible power supplies portion of its power supplies segment.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Registrant does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The regular annual meeting of shareholders of the Registrant was held on November 19, 1999. The meeting was held to elect six directors to serve for one year, to ratify the appointment of a certified public accounting firm to serve as the Registrant's auditors through fiscal year 2000 and to vote on a shareholder proposal.

The votes cast with respect to the election of the nominees for the Board of Directors were as follows:


                   Name                         For                Withheld
                   ----                         ---                --------
           Baumgardner, J. Dwane             4,022,255             770,437
           Caruso, Richard                   3,991,233             801,459
           Farren, Owen                      4,025,172             767,520
           Hornig, George R.                 4,024,597             768,095
           Rickard, Walter I.                4,027,627             765,065
           Sanator, Robert J.                4,023,556             769,136


All of the above nominees for the Board of Directors were elected.

The votes cast with respect to the ratification of the appointment of Arthur Andersen LLP as the Registrant's auditors through fiscal year 2000 were as follows:
      For   4,747,762       Against       6,395       Abstain    38,535
The appointment of Arthur Andersen LLP as the Registrant's auditors was ratified, since this proposal received the required affirmative vote of a majority of the votes cast at the annual meeting.

The votes cast with respect to the shareholder proposal were as follows:
      For   1,805,697       Against   1,940,615       Abstain    70,246
The shareholder proposal was not approved, since this proposal did not receive the required affirmative vote of a majority of the votes cast at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
         The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
         On September 24, 1999, the Registrant filed a report on Form 8-K covering the change of the date of the end of its fiscal year from July 31 to December 31, commencing January 1, 2000. For the transition period from August 1, 1999 to December 31, 1999, the Registrant's fiscal first quarter will end on October 31, 1999, with a short year ending on December 31, 1999.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SL INDUSTRIES, INC.
                                             -------------------------
                                                  Registrant





Dated: December 8, 1999
                                             Owen Farren
                                             -------------------------
                                             Owen Farren
                                             President,
                                             Chief Executive Officer
                                             and Chairman of the Board




Dated: December 8, 1999
                                             James E. Morris
                                             -------------------------
                                             James E. Morris
                                             Vice President,
                                             Corporate Controller,
                                             and Treasurer

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