Form 10-K/A
period 1999-07-31
SL INDUSTRIES INC
filed 2000-01-27
CIK 89270

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                  ANNUAL REPORT




       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              AMENDMENT #1 FOR THE FISCAL YEAR ENDED JULY 31, 1999

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





                                                        /s/ James E. Morris
                                                        ------------------------
                                                            James E. Morris
                                                            Plan Administrator
                                                            January 26, 2000

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Pages
                                                                         -----
Report of Independent Public Accountants                                   4

Financial Statements:
   Statements of Net Assets Available for Plan Benefits,
     July 31, 1999 and 1998                                               5-6

   Statement of Changes in Net Assets Available for Plan Benefits
       for the year ended July 31, 1999                                    7

Notes to Financial Statements                                             8-11

Supplemental Schedules:
   Schedules of Assets Held for Investment Purposes -
      July 31, 1999 and 1998                                              12-13

   Schedule of Reportable Transactions for the year ended July 31, 1999   14

Consent of Independent Public Accountants                                 15

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Plan Administrator
 SL Industries, Inc. Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL Industries, Inc. Savings and Pension Plan as of July 31, 1999 and 1998, and the related statement of changes in net assets available for plan benefits for the year ended July 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of July 31, 1999 and 1998, and the changes in net assets available for plan benefits for the year ended July 31, 1999 in conformity with generally accepted accounting principles.

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

                                        ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
  January 24, 2000

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        FOR THE YEAR ENDING JULY 31, 1999

                                                                          Blended                          Index      Diversified
                                                                           Income        Balanced          Stock         Stock
                                                                            Fund           Fund            Fund          Fund
                                                                            ----           ----            ----          ----
ADDITIONS:
  Interest and dividend income                                         $   267,643   $      --      $      --      $      --

  Contributions:
    Employer                                                                34,712          --             --             --
    Participant                                                             52,971          --             --             --

  Net appreciation (depreciation)
  of investments                                                                --          --             --             --

  Loan repayments                                                           10,578          --             --             --

  Transfers                                                              1,414,913      (983,788)    (1,427,821)    (1,969,875)
                                                                       -----------   -----------    -----------    -----------

TOTAL ADDITIONS                                                          1,780,817      (983,788)    (1,427,821)    (1,969,875)
                                                                       -----------   -----------    -----------    -----------


DEDUCTIONS:
  Administrative costs                                                        --            --             --             --

  Withdrawals                                                            1,042,458          --             --             --

  Loans to participants                                                     57,833          --             --             --
                                                                       -----------   -----------    -----------    -----------

TOTAL DEDUCTIONS                                                         1,100,291          --             --             --
                                                                       -----------   -----------    -----------    -----------

Net additions (deductions) in net assets
available for plan benefits                                                680,526      (983,788)    (1,427,821)    (1,969,875)

Net assets available for plan benefits
at beginning of year                                                     3,474,585       983,788      1,427,821      1,969,875
                                                                       -----------   -----------    -----------    -----------

Net assets available for plan benefits
at end of year                                                         $ 4,155,111   $      --      $      --      $      --
                                                                       ===========   ===========    ===========    ===========

                                            SL Industries,
                                                 Inc.        Growth &
                                                Common        Income       Puritan      Low-Priced
                                                Stock        Portfolio       Fund        Stock Fund
                                                -----        ---------       ----        ----------
ADDITIONS:
  Interest and dividend income              $    29,707    $    55,768   $    50,485    $    88,771

  Contributions:
    Employer                                    378,349         39,198        17,994         26,971
    Participant                                  84,626        217,040        93,451        114,090

  Net appreciation (depreciation)
  of investments                               (525,367)       118,758        (1,881)       (50,701)

  Loan repayments                                11,619         23,762        14,691          7,852

  Transfers                                      (7,562)       343,349       (43,467)       207,625
                                            -----------    -----------   -----------    -----------

TOTAL ADDITIONS                                 (28,628)       797,875       131,273        394,608
                                            -----------    -----------   -----------    -----------


DEDUCTIONS:
  Administrative costs                             --             --            --              263

  Withdrawals                                   217,582         73,425        43,492         47,909

  Loans to participants                          21,381         44,566        21,498         37,337
                                            -----------    -----------   -----------    -----------

TOTAL DEDUCTIONS                                238,963        117,991        64,990         85,509
                                            -----------    -----------   -----------    -----------

Net additions (deductions) in net assets
available for plan benefits                    (267,591)       679,884        66,283        309,099

Net assets available for plan benefits at
beginning of year                             3,284,403        786,717       578,648        609,034
                                            -----------    -----------   -----------    -----------

Net assets available for plan benefits
at end of year                              $ 3,016,812    $ 1,466,601   $   644,931    $   918,133
                                            ===========    ===========   ===========    ===========



                                                                        Diversified     Fidelity       Fidelity       Fidelity
                                                                        International    Mid-Cap        Freedom        Freedom
                                                                           Fund        Stock Fund     Income Fund     2000 Fund
                                                                           ----        ----------     -----------     ---------
ADDITIONS:
  Interest and dividend income                                            $  9,524      $ 52,678      $  1,986      $ 15,452

  Contributions:
    Employer                                                                 9,714        25,489         1,762         7,227
    Participant                                                             41,920       148,283         5,189        35,282

  Net appreciation (depreciation)
  of investments                                                            19,819        71,412           152        10,430

  Loan repayments                                                            6,054        15,696           443         5,221

  Transfers                                                                101,597       387,289        46,872       237,810
                                                                          --------      --------      --------      --------

TOTAL ADDITIONS                                                            188,628       700,847        56,404       311,422
                                                                          --------      --------      --------      --------


DEDUCTIONS:
  Administrative costs                                                        --            --            --            --

  Withdrawals                                                                3,142        19,555         1,777        12,016

  Loans to participants                                                      8,208        15,052          --           6,545
                                                                          --------      --------      --------      --------

TOTAL DEDUCTIONS                                                            11,350        34,607         1,777        18,561
                                                                          --------      --------      --------      --------

Net additions (deductions) in net assets
available for plan benefits                                                177,278       666,240        54,627       292,861

Net assets available for plan benefits
at beginning of year                                                        41,306          --            --            --
                                                                          --------      --------      --------      --------

Net assets available for plan benefits
at end of year                                                            $218,584      $666,240      $ 54,627      $292,861
                                                                          ========      ========      ========      ========


                                                 Fidelity        Fidelity       Fidelity       Spartan
                                                 Freedom         Freedom        Freedom       US Equity
                                                2010 Fund       2020 Fund      2030 Fund      Index Fund
                                                ---------       ---------      ---------      ----------
ADDITIONS:
  Interest and dividend income                $   26,610      $   27,463      $    9,876      $   16,984

  Contributions:
    Employer                                      18,320          19,690          11,226          24,469
    Participant                                   71,150          84,073          48,085         147,543

  Net appreciation (depreciation)
  of investments                                  34,826          45,582          26,142         155,028

  Loan repayments                                 24,443          32,258           4,399          17,631

  Transfers                                      327,018         379,837         158,338         748,517
                                              ----------      ----------      ----------      ----------

TOTAL ADDITIONS                                  502,367         588,903         258,066       1,110,172
                                              ----------      ----------      ----------      ----------


DEDUCTIONS:
  Administrative costs                              --              --              --              --

  Withdrawals                                     92,095          53,099           2,976          22,132

  Loans to participants                            6,047          55,391           2,897          40,174
                                              ----------      ----------      ----------      ----------

TOTAL DEDUCTIONS                                  98,142         108,490           5,873          62,306
                                              ----------      ----------      ----------      ----------

Net additions (deductions) in net assets
available for plan benefits                      404,225         480,413         252,193       1,047,866

Net assets available for plan benefits
at beginning of year                                --              --              --              --
                                              ----------      ----------      ----------      ----------

Net assets available for plan benefits
at end of year                                $  404,225      $  480,413      $  252,193      $1,047,866
                                              ==========      ==========      ==========      ==========




                                                                            Fidelity                       Loans
                                                                             US Bond      Contributions      to
                                                                           Index Fund     Receivable     Participants    Combined
                                                                           ----------     ----------     ------------    --------
ADDITIONS:
  Interest and dividend income                                         $      6,941    $        135   $       --      $    660,023

  Contributions:
    Employer                                                                  3,908          28,490           --           647,519
    Participant                                                              21,009          11,225           --         1,175,937

  Net appreciation (depreciation)
  of investments                                                             (6,419)           --             --          (102,219)

  Loan repayments                                                             1,250            --         (175,897)            --

  Transfers                                                                  80,313            --             (965)            --
                                                                       ------------    ------------   ------------    ------------

TOTAL ADDITIONS                                                             107,002          39,850       (176,862)      2,381,260
                                                                       ------------    ------------   ------------    ------------


DEDUCTIONS:
  Administrative costs                                                         --              --             --               263

  Withdrawals                                                                   795            --           64,529       1,696,982

  Loans to participants                                                       1,036            --         (317,965)           --
                                                                       ------------    ------------   ------------    ------------

TOTAL DEDUCTIONS                                                              1,831            --         (253,436)      1,697,245
                                                                       ------------    ------------   ------------    ------------

Net additions (deductions) in net assets
available for plan benefits                                                 105,171          39,850         76,574         684,015

Net assets available for plan benefits
at beginning of year                                                           --           350,273        383,946      13,890,396
                                                                       ------------    ------------   ------------    ------------

Net assets available for plan benefits
at end of year                                                         $    105,171    $    390,123   $    460,520    $ 14,574,411
                                                                       ============    ============   ============    ============

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  July 31, 1998




                                                                                   Index        Diversified
                                                 Stable Value         Balanced     Stock          Stock
                                                     Fund               Fund       Fund            Fund
                                                 ------------         --------     -----           -----

NET ASSETS
Investments                                       $3,474,585      $  983,788      $1,427,821      $1,969,875

Employer contribution receivable                        --              --              --              --

Participant contribution receivable                     --              --              --              --

Participant loans receivable                            --              --              --              --
                                                  ----------      ----------      ----------      ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS      $3,474,585      $  983,788      $1,427,821      $1,969,875
                                                  ==========      ==========      ==========      ==========


                                                SL Industries,
                                                Inc. Growth &      Growth &
                                                    Common          Income        Puritan         Low-Priced
                                                    Stock          Portfolio        Fund          Stock Fund
                                                    -----          ---------        ----          ----------
NET ASSETS
Investments                                       $3,284,403      $  786,717      $  578,648      $  609,034

Employer contribution receivable                        --              --              --              --

Participant contribution receivable                     --              --              --              --

Participant loans receivable                            --              --              --              --
                                                  ----------      ----------      ----------      ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS      $3,284,403      $  786,717      $  578,648      $  609,034
                                                  ==========      ==========      ==========      ==========




                                                     Diversified                         Loans
                                                    International      Contributions       to
                                                         Fund           Receivable    Participants     Combined
                                                      ------------     ------------   ------------    ------------
NET ASSETS
Investments                                       $    41,306      $      --        $      --        $13,156,177

Employer contribution receivable                         --            279,082             --            279,082

Participant contribution receivable                      --             71,191             --             71,191

Participant loans receivable                             --               --            383,946          383,946
                                                  -----------      -----------      -----------      -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS      $    41,306      $   350,273      $   383,946      $13,890,396
                                                  ===========      ===========      ===========      ===========

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                 JULY 31, 1999






                                                    Blended                                Index           Diversified
                                                    Income             Balanced            Stock              Stock
                                                    Fund                Fund               Fund              Fund
                                               ----------------    ---------------    ---------------    --------------

NET ASSETS
Investments                                         $4,155,111        $   --             $    --              $  --

Employer contribution receivable                          --              --                  --                 --

Participant contribution receivable                       --              --                  --                 --

Participant loans receivable                              --              --                  --                 --
                                                    ----------        ----------         ----------           ----------
TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS        $4,155,111        $   --             $    --              $  --
                                                    ==========        ==========         ==========           ==========





                                                       SL Industries,
                                                           Inc.            Growth &
                                                          Common            Income            Puritan          Low-Priced
                                                          Stock            Portfolio            Fund           Stock Fund
                                                      ---------------   ---------------    ---------------   ---------------

NET ASSETS
Investments                                            $3,016,812           $1,466,601           $  644,931           $  918,133

Employer contribution receivable                             --                   --                   --                   --

Participant contribution receivable                          --                   --                   --                   --

Participant loans receivable                                 --                   --                   --                   --
                                                       ----------           ----------           ----------           ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $3,016,812           $1,466,601           $  644,931           $  918,133
                                                       ==========           ==========           ==========           ==========




                                                      Diversified        Fidelity          Fidelity           Fidelity
                                                     International        Mid-Cap           Freedom            Freedom
                                                         Fund            Stock Fund       Income Fund         2000 Fund
                                                    --------------    ---------------   ---------------    ---------------
NET ASSETS
Investments                                            $218,584           $666,240           $ 54,627           $292,861

Employer contribution receivable                           --                 --                 --                 --

Participant contribution receivable                        --                 --                 --                 --

Participant loans receivable                               --                 --                 --                 --
                                                       --------           --------           --------           --------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $218,584           $666,240           $ 54,627           $292,861
                                                       ========           ========           ========           ========

                                                          Fidelity           Fidelity          Fidelity           Spartan
                                                           Freedom           Freedom           Freedom           US Equity
                                                          2010 Fund         2020 Fund         2030 Fund          Index Fund
                                                       --------------    ---------------   ---------------    ---------------

NET ASSETS
Investments                                            $  404,225           $  480,413           $  252,193           $1,047,866

Employer contribution receivable                             --                   --                   --                   --

Participant contribution receivable                          --                   --                   --                   --

Participant loans receivable                                 --                   --                   --                   --
                                                       ----------           ----------           ----------           ----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS           $  404,225           $  480,413           $  252,193           $1,047,866
                                                       ==========           ==========           ==========           ==========

                                                      Fidelity                         Loans
                                                      US Bond         Contributions      to
                                                     Index Fund        Receivable    Participants     Combined
                                                     ----------        ----------    ------------     --------
NET ASSETS
Investments                                       $   105,171      $      --        $      --        $13,723,768

Employer contribution receivable                         --            307,707             --            307,707

Participant contribution receivable                      --             82,416             --             82,416

Participant loans receivable                             --               --            460,520          460,520
                                                  -----------      -----------      -----------      -----------

TOTAL NET ASSETS AVAILABLE FOR PLAN BENEFITS      $   105,171      $   390,123      $   460,520      $14,574,411
                                                  ===========      ===========      ===========      ===========

NOTE: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan and Summary of Significant Accounting Policies

         Description of Plan:

         SL Industries, Inc. Savings and Pension Plan (the "Plan"), originally adopted May 1, 1976, is a defined contribution savings and pension plan covering substantially all U.S. non-union employees of SL Industries, Inc. who have completed at least three consecutive months of service and attain the age of 18. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Participants should refer to the Summary Plan Description for more complete information with respect to the provisions of the Plan.


         Investments:

         As part of the Plan provisions, participants may invest in SL Industries, Inc. Common Stock ("Common Stock") and/or in various combinations of thirteen Fidelity Institutional Retirement Services Co., Inc. ("Fidelity") funds: Blended Income Fund, Growth and Income Portfolio, Puritan Fund, Low-Priced Stock Fund, Diversified International Fund, Mid-Cap Stock Fund, Freedom Income Fund, Freedom 2000 Fund, Freedom 2010 Fund, Freedom 2020 Fund, Freedom 2030 Fund, Spartan U.S. Equity Index Fund and U.S. Bond Index Fund. All income, gains or other amounts from any investment are reinvested in the same investment from which they are received. The amounts are then allocated, as appropriate, to each participant's account balance.

         The Blended Income Fund represents a deposit contract with John Hancock Mutual Life Insurance Company ("John Hancock") and Fidelity's Managed Income Portfolio. Contributions are maintained in pooled accounts. The account is credited with earnings on the underlying investments at various rates and charged for Plan withdrawals. The financial statements reflect the contract/market values as reported by John Hancock and Fidelity as of the Plan year-end.

         The remaining funds are Fidelity separate investment accounts and are carried at market value as reported by Fidelity as of the Plan year-end. The fair value of the SL Industries, Inc. Common Stock is based on the market price as quoted on the New York Stock Exchange.

         The Plan presents in the statement of changes in net assets the net appreciation in investments which consists of the realized gains or losses and the unrealized appreciation or depreciation of those investments.

         Interest and dividend income are recorded as earned on an accrual basis.

         Contributions:

                  Elective Contributions:
                  Employees' contributions are based upon authorized payroll withholdings. Participants may make elective deferrals of up to 20% of their annual compensation, as defined by the Plan.

                  Matching Employer Contributions:
                  The employer's match is fifty percent (50%) of the participant's elective deferrals, not to exceed six percent (6%) of participant's compensation. Matching employer contributions are invested solely in Common Stock of SL Industries, Inc.

                  Profit Sharing Contributions:
                  A profit sharing contribution is made annually to all Plan participants who have earned at least 1,000 hours of service during the Plan year and is equal to two percent (2%) of the participant's wages, up to a maximum of $160,000, for the plan year. This is a discretionary contribution determined by resolution of the Board of Directors. Profit sharing contributions are invested in accordance with the election of each participant.


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

         Vesting:

         Participants become immediately vested in their elective deferral contributions plus actual earnings and their employer's profit sharing contributions. Employer matching contributions become vested as follows:

                                                                                  Percentage
                                       Years of Service                             Vested
                                       ----------------                             ------
                    Five years or more ...................................           100%
                    Four years or more, but less than five years .........            80%
                    Three years or more, but less than four years ........            60%
                    Two years or more, but less than three years .........            40%
                    One year or more, but less than two years ............            20%
                    Less than one year ...................................            0%

         In determining years of service for vesting, the Plan considers service from the participant's date of hire. The nonvested portion of a participant's account, if any, will be forfeited in accordance with the provisions of the Plan. Forfeitures will be allocated to the remaining participants' accounts on a prorata basis as defined by the Plan.


         Participant Loans:

         The Plan makes loans to a participant, using the participant's account balance as collateral. The minimum loan amount is $1,000 and may not exceed the lesser of $50,000 or one-half of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable in the accompanying statements of net assets available for plan benefits as of July 31, 1999 and 1998 range from 7% to 10%.


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


3.       Reconciliation to Form 5500

         As of July 31, 1999 and 1998, the Plan had $68,091 and $468,562,
         respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

         The following table reconciles net assets available for Plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended July 31, 1999 and 1998:

                                                              Net Assets Available
                                                              for Plan Benefits
                           Benefits                        ----------------------------------
                          Payable to         Benefits
                          Participant          Paid           July 31, 1999     July 31, 1998
                         ------------      ------------       -------------     -------------
Per financial
statements               $          0      $  1,696,982       $ 14,574,411       $ 13,890,396

Accrued benefit
payments                       68,091            68,091            (68,091)          (468,562)

Reversal of 1998
accrual for benefit
payments                            0          (468,562)                 0                  0
                         ------------      ------------       ------------       ------------

Per Form 5500            $     68,091      $  1,296,511       $ 14,506,320       $ 13,421,834
                         ============      ============       ============       ============


4.       Administrative Expenses

         Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which are paid by the Plan. Total asset management fees expensed in fiscal 1999 and 1998 were $263 and $0, respectively.


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


6.       Subsequent Events

         Effective August 1, 1999, the definition of Plan Year was amended and restated to mean the period beginning August 1, 1999 and ending December 31, 1999, and each twelve consecutive month period thereafter.

         Effective September 24, 1999, the Plan was amended and restated to provide that an employee shall become an eligible employee as of the first day of the month coinciding with or next following the date on which he becomes an employee.

                SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             FORM 5500 ITEM 27(a)
                                JULY 31, 1999

A.Party in Interest                          B. Identity of Issuer
-------------------                          ---------------------
         *                                   SL Industries. Inc.

         *                                   John Hancock Mutual Life Insurance Company

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   Fidelity Institutional Retirement Services Co., Inc.

         *                                   SL Industries, Inc.







A.Party in Interest        C. Description of Asset
-------------------        -----------------------
         *                  Common Stock

         *                  Guaranteed Investment Contracts (#8583)

         *                  Common Trust Fund - Managed Income Portfolio

         *                  Common Trust Fund - Fidelity Growth & Income Portfolio

         *                  Common Trust Fund - Fidelity Puritan Fund

         *                  Common Trust Fund - Fidelity Low-Priced Stock Fund

         *                  Common Trust Fund - Fidelity Diversified International Fund

         *                  Common Trust Fund - Fidelity Mid-Cap Stock Fund

         *                  Common Trust Fund - Fidelity Freedom Income Fund

         *                  Common Trust Fund - Fidelity Freedom 2000 Fund

         *                  Common Trust Fund - Fidelity Freedom 2010 Fund

         *                  Common Trust Fund - Fidelity Freedom 2020 Fund

         *                  Common Trust Fund - Fidelity Freedom 2030 Fund

         *                  Common Trust Fund - Spartan U.S. Equity Index Fund

         *                  Common Trust Fund - Fidelity U.S. Bond Index Fund

         *                  Loans Receivable

         *                  Contributions Receivable




A.Party in Interest           D. Cost            E. Current Value
-------------------           -------            ----------------

         *                   $1,955,928          $3,016,812

         *                   $  976,520          $  976,520

         *                   $3,178,591          $3,178,591

         *                   $1,310,136          $1,466,601

         *                   $  620,462          $  644,931

         *                   $  915,824          $  918,133

         *                   $  196,292          $  218,584

         *                   $  603,494          $  666,240

         *                   $   54,493          $   54,627

         *                   $  282,493          $  292,861

         *                   $  378,812          $  404,225

         *                   $  439,907          $  480,413

         *                   $  227,088          $  252,193

         *                   $  916,587          $1,047,866

         *                   $  110,161          $  105,171

         *                   $  460,520          $  460,520

         *                   $  390,123          $  390,123

* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              FORM 5500 ITEM 27(a)
                                  JULY 31, 1998


A.Party in Interest                            B. Identity of Issuer
-------------------                            ---------------------

         *                                     SL Industries. Inc.

         *                                     John Hancock Mutual Life Insurance Company


         *                                     John Hancock Mutual Life Insurance Company

         *                                     John Hancock Mutual Life Insurance Company

         *                                     John Hancock Mutual Life Insurance Company

         *                                     Fidelity Institutional Retirement Services Co., Inc.

         *                                     Fidelity Institutional Retirement Services Co., Inc.

         *                                     Fidelity Institutional Retirement Services Co., Inc.

         *                                     Fidelity Institutional Retirement Services Co., Inc.

         *                                     John Hancock Mutual Life Insurance Company

                                               SL Industries, Inc.





 A.Party in Interest      C. Description of Asset
 -------------------      -----------------------

          *               Common Stock

          *               Guaranteed Investment Contracts
                          (#7494, #7960, #8583 and #9543)

          *               Common Trust Fund - Balanced Fund

          *               Common Trust Fund - Indexed Stock Fund

          *               Common Trust Fund - Diversified Stock Fund

          *               Common Trust Fund - FIdelity Growth & Income Portfolio

          *               Common Trust Fund - Fidelity Puritan  Fund

          *               Common Trust Fund - Fidelity Low-Priced Stock Fund

          *               Common Trust Fund - Fidelity Diversified International Fund

          *               Loans Receivable

                          Contributions Receivable



 A.Party in Interest          D. Cost             E. Current Value
 -------------------          -------             ----------------

          *                    $ 1,427,509              $ 3,284,403

          *                    $ 3,474,585              $ 3,474,585


          *                      $ 112,189                $ 983,788

          *                      $ 763,597              $ 1,427,821

          *                    $ 2,132,728              $ 1,969,875

          *                      $ 737,320                $ 786,717

          *                      $ 553,461                $ 578,648

          *                      $ 615,931                $ 609,034

          *                       $ 38,498                 $ 41,306

          *                      $ 383,946                $ 383,946

          *                      $ 350,273                $ 350,273



* Indicates party known to be a party in interest.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
                       SCHEDULE OF REPORTABLE TRANSACTIONS
                              FORM 5500 ITEM 27(d)
                        FOR THE YEAR ENDING JULY 31, 1999



               IDENTITY OF PARTY INVOLVED                                      DESCRIPTION OF ASSET
               --------------------------                                      --------------------


John Hancock Mutual Life Insurance Company                               Blended Income Fund

Fidelity Institutional Retirement Services Co., Inc.                     Common Trust Fund - Fidelity Growth & Income Portfolio

Fidelity Institutional Retirement Services Co., Inc.                     Common Trust Fund - Fidelity Puritan Fund

Fidelity Institutional Retirement Services Co., Inc.                     Common Trust Fund - Fidelity Low-Priced Stock Fund

Fidelity Institutional Retirement Services Co., Inc.                     Common Trust Fund - Fidelity Mid-Cap Stock Fund

Fidelity Institutional Retirement Services Co., Inc.                     Common Trust Fund - Spartan U.S. Equity Index Fund



               IDENTITY OF PARTY INVOLVED              PURCHASE PRICE     SELLING PRICE    COST OF ASSET   NET GAIN (LOSS)
               --------------------------              --------------     -------------    -------------   ---------------


John Hancock Mutual Life Insurance Company               $2,096,871         $1,416,146      $1,416,146           N/A

Fidelity Institutional Retirement Services Co., Inc.     $1,567,434             -                -                -

Fidelity Institutional Retirement Services Co., Inc.     $725,832               -                -                -

Fidelity Institutional Retirement Services Co., Inc.     $742,977               -                -                -

Fidelity Institutional Retirement Services Co., Inc.     $742,460               -                -                -

Fidelity Institutional Retirement Services Co., Inc.     $1,126,464             -                -                -

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 24, 2000, included in this Form 10-K/A for the year ended July 31, 1999 into the Company's previously filed Registration Statement File No. 33-31805 on Form S-8.


                                       ARTHUR ANDERSEN LLP


Philadelphia, PA
  January 27, 2000