Form 10-Q
period 1999-12-31
SL INDUSTRIES INC
filed 2000-02-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                                       OR

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD NOVEMBER 1, 1999 TO DECEMBER 31, 1999

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                     21-0682685
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                08054
-----------------------------------------------              ----------
  (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:   856-727-1500

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

The number of shares of common stock outstanding as of February 4, 2000, was 5,624,451.

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,           July 31,
                                                                                             1999                 1999
                                                                                         ------------         ------------
                                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ......................................................      $  1,117,000       $     71,000
   Receivables, less allowances of
    $1,899,000 and $1,985,000, respectively .......................................        25,471,000         23,663,000
   Inventories (Note 2) ...........................................................        28,083,000         26,151,000
   Prepaid expenses ...............................................................         1,317,000          1,069,000
   Deferred income taxes ..........................................................         4,075,000          3,033,000
                                                                                         ------------       ------------
       Total current assets .......................................................        60,063,000         53,987,000
                                                                                         ------------       ------------
Property, plant and equipment, less accumulated depreciation
  of $20,434,000 and $19,103,000, respectively ....................................        22,027,000         21,416,000
Long-term note receivable .........................................................         2,149,000          2,167,000
Deferred income taxes .............................................................         1,950,000          1,813,000
Cash surrender value of life insurance policies ...................................         9,923,000          9,592,000
Intangible assets, less accumulated amortization
  of $4,080,000 and $3,554,000, respectively ......................................        19,785,000         22,350,000
Other assets ......................................................................         1,153,000          1,361,000
                                                                                         ------------       ------------
        Total assets ..............................................................      $117,050,000       $112,686,000
                                                                                         ============       ============

LIABILITIES
Current liabilities:
   Short-term bank debt ...........................................................      $    772,000       $         --
   Long-term debt due within one year .............................................           190,000          1,095,000
   Accounts payable ...............................................................        13,104,000         12,085,000
   Accrued income taxes ...........................................................           411,000          1,220,000
   Accrued liabilities:
     Payroll and related costs ....................................................         4,377,000          5,405,000
     Other ........................................................................         8,167,000          9,370,000
                                                                                         ------------       ------------
        Total current liabilities .................................................        27,021,000         29,175,000
                                                                                         ------------       ------------
Long-term debt less portion due within one year ...................................        39,245,000         31,984,000
Deferred compensation and supplemental retirement benefits ........................         5,650,000          5,486,000
Other liabilities .................................................................         3,062,000          3,199,000
                                                                                         ------------       ------------
        Total liabilities .........................................................      $ 74,978,000       $ 69,844,000
                                                                                         ------------       ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued...........      $         --       $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,272,000 and 8,240,000 shares, respectively ............................         1,654,000          1,648,000
Capital in excess of par value ....................................................        37,771,000         36,932,000
Retained earnings .................................................................        18,410,000         19,374,000
Accumulated other comprehensive income ............................................            53,000             49,000
Treasury stock at cost, 2,646,000 and 2,608,000 shares, respectively ..............       (15,816,000)       (15,161,000)
                                                                                         ------------       ------------
        Total shareholders' equity ................................................        42,072,000         42,842,000
                                                                                         ------------       ------------
        Total liabilities and shareholders' equity ................................      $117,050,000       $112,686,000
                                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Two-Months Ended                 Five-Months Ended
                                                                    December 31,                     December 31,
                                                               1999             1998             1999             1998
                                                            -----------      -----------      -----------      -----------
                                                            (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Net sales ..............................................     $28,814,000      $19,569,000      $70,970,000      $49,816,000
Cost and expenses:
  Cost of products sold ................................      19,772,000       12,955,000       47,459,000       32,379,000
  Write-down of inventory and losses on commitments.....              --               --        3,145,000               --
  Engineering and product development ..................       1,924,000        1,132,000        4,849,000        3,049,000
  Selling, general and administrative ..................       5,574,000        3,752,000       14,066,000        9,538,000
  Depreciation and amortization ........................         700,000          650,000        2,129,000        1,614,000
  Restructuring costs ..................................          77,000               --        1,128,000               --
                                                             -----------      -----------      -----------      -----------
Total cost and expenses ................................      28,047,000       18,489,000       72,776,000       46,580,000
                                                             -----------      -----------      -----------      -----------
Income (Loss) from operations ..........................         767,000        1,080,000       (1,806,000)       3,236,000
Other income (expense):
  Interest income ......................................          31,000           58,000           76,000          134,000
  Interest expense .....................................        (468,000)        (150,000)      (1,078,000)        (391,000)
  Gain from demutualization of inurance company ........              --               --        1,812,000               --
                                                             -----------      -----------      -----------      -----------
Income (Loss) before income taxes ......................         330,000          988,000         (996,000)       2,979,000
Provision (Benefit) for income taxes ...................         163,000          240,000         (312,000)       1,018,000
                                                             -----------      -----------      -----------      -----------
Net income (loss) ......................................     $   167,000      $   748,000      $  (684,000)     $ 1,961,000
                                                             ===========      ===========      ===========      ===========

Basic net income (loss) per common share ...............     $      0.03      $      0.13      $     (0.12)     $      0.35
                                                             ===========      ===========      ===========      ===========
Diluted net income (loss) per common share .............     $      0.03      $      0.13      $     (0.12)     $      0.33
                                                             ===========      ===========      ===========      ===========

Shares used in computing basic net income (loss)
  per common share .....................................       5,612,000        5,663,000        5,624,000        5,641,000
Shares used in computing diluted net income (loss)
  per common share .....................................       5,813,000        5,919,000        5,624,000        5,886,000

See accompanying notes to consolidated financial statements


                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                  Two-Months Ended             Five-Months Ended
                                                                     December 31,                 December 31,
                                                                  1999          1998           1999            1998
                                                                --------      ---------      ---------      ----------
                                                               (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Net income (loss) ..........................................     $167,000     $ 748,000      $(684,000)     $1,961,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes.....       12,000      (126,000)         4,000          72,000
                                                                 --------     ---------      ---------      ----------
Comprehensive income (loss) ................................     $179,000     $ 622,000      $(680,000)     $2,033,000
                                                                 ========     =========      =========      ==========


See accompanying notes to consolidated financial statements

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Five-Months Ended
                                                                                         December 31,
                                                                                    1999              1998
                                                                                --------------    --------------
                                                                                  (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss) .........................................................     $  (684,000)     $  1,961,000
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation ...........................................................       1,428,000         1,103,000
     Amortization ...........................................................         698,000           511,000
     Restructuring charges, inventory writedown and losses on commitments ...       4,273,000                --
     Provisions for losses on accounts receivable ...........................          40,000            33,000
     Additions to other assets ..............................................        (816,000)         (425,000)
     Cash surrender value of life insurance premium .........................        (298,000)         (249,000)
     Deferred compensation and supplemental retirement payments .............         356,000           470,000
     Deferred compensation and supplemental  retirement benefit cash payments        (219,000)         (274,000)
     (Increase) Decrease in deferred income taxes ...........................      (1,815,000)          422,000
    (Gain) Loss on sale of equipment ........................................           1,000           (11,000)
     Changes in operating assets and liabilities:
       Accounts receivable ..................................................      (2,031,000)        2,235,000
       Inventories ..........................................................      (4,409,000)         (606,000)
       Prepaid expenses .....................................................        (260,000)          289,000
       Accounts payable .....................................................         181,000          (621,000)
       Other accrued liabilities ............................................      (1,423,000)       (3,502,000)
       Accrued income taxes .................................................         191,000          (854,000)
                                                                                  -----------      ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .........................     $(4,787,000)     $    482,000
                                                                                  -----------      ------------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson ..............................................          58,000          (257,000)
  Proceeds from disposals of property, plant and equipment ..................           2,000           902,000
  Purchases of property, plant and equipment ................................      (1,375,000)       (1,390,000)
  Proceeds from notes receivable ............................................          28,000            37,000
                                                                                  -----------      ------------
NET CASH USED IN INVESTING ACTIVITIES .......................................     $(1,287,000)     $   (708,000)
                                                                                  -----------      ------------

FINANCING ACTIVITIES:
  Cash dividends paid .......................................................        (280,000)         (226,000)
  Proceeds from short-term debt .............................................              --         1,267,000
  Proceeds from long-term debt ..............................................      15,279,000        11,443,000
  Payments on long-term debt ................................................      (7,915,000)      (12,500,000)
  Proceeds from stock options exercised .....................................         257,000           108,000
  Treasury stock (acquired) sold ............................................        (531,000)          287,000
                                                                                  -----------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................     $ 6,810,000      $    379,000
                                                                                  -----------      ------------
Effect of exchange rate changes on cash .....................................     $   309,000      $   (153,000)
                                                                                  -----------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................     $ 1,045,000      $         --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................          71,000                --
                                                                                  -----------      ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31, ...................................     $ 1,116,000      $         --
                                                                                  ===========      ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ................................................................     $   970,000      $    434,000
    Income taxes ............................................................     $ 1,646,000      $    807,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


1. Pursuant to a resolution adopted by the Registrant's Board of Directors on September 24, 1999, the Registrant changed the date for the end of its fiscal year from July 31 to December 31, commencing January 1, 2000; therefore, in the opinion of the Registrant, the accompanying unaudited transition period consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) and reclassifications necessary to present fairly the financial position as of December 31, 1999, and July 31, 1999, the results of operations and comprehensive operations for the two-month and five-month periods ended December 31, 1999 and 1998, and the cash flows for the five-month periods ended December 31, 1999 and 1998.

2. Inventories at December 31, 1999, and July 31, 1999, were as follows:

                                                        December 31, 1999           July 31, 1999
                                                        -----------------           -------------
                  Raw materials                              $ 20,678,000             $16,395,000
                  Work in process                               3,959,000               4,336,000
                  Finished goods                                3,446,000               5,420,000
                                                              -----------             -----------
                                                              $28,083,000             $26,151,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations:

                                                          Per                                        Per
                                  Income                 Share                  Income              Share
                                  (Loss)         Shares  Amount                 (Loss)     Shares   Amount
                               ---------------------------------------------------------------------------
                                                               Two-Months Ended
                               ---------------------------------------------------------------------------
                                        December 31, 1999                           December 31, 1998
                                   ---------------------------                 ---------------------------
Basic net income (loss) per
common share                       $167,000    5,612,000  $.03                 $748,000   5,663,000  $.13

Effect of dilutive securities            --      201,000    --                       --     256,000    --
                                   --------    ---------  ----                 --------   ---------  ----

Dilutive net income (loss)
per common share                   $167,000    5,813,000  $.03                 $748,000   5,919,000  $.13
                                   ========    =========  ====                 ========   =========  ====

                                 -------------------------------------------------------------------------
                                                              Five-Months Ended
                                 -------------------------------------------------------------------------
                                        December 31, 1999                           December 31, 1998
                                 -----------------------------------      --------------------------------
Basic net income (loss) per
common share                     $(684,000)    5,624,000  $(.12)            $1,961,000   5,641,000   $ .35

Effect of dilutive securities           --            --     --                     --     245,000    (.02)
                                   --------    ---------  -----                --------   ---------  -----

Dilutive net income (loss)
per common share                 $(684,000)    5,624,000  $(.12)            $1,961,000   5,886,000   $ .33
                                 =========     =========  =====             ==========   =========   =====

For the two-month periods ended December 31, 1999 and 1998, 251,278 and 61,580 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive. For the five-month periods ended December 31, 1999 and 1998, 844,375 and 86,674 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. In October 1999, the Registrant recorded charges of $4,196,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. An additional $77,000 of restructuring costs was recorded in the two-month period ended December 31, 1999. In addition, approximately $240,000 of additional restructuring costs will be recognized through the first half of calendar year 2000. The Registrant anticipates that substantially all of the charges will be paid or incurred by the end of the first half of calendar year 2000. Also in October 1999, the Registrant recorded a nonrecurring gain of $1,812,000 from the demutualization of a life insurance company. At December 31, 1999, the restructuring costs, inventory writedowns and losses on commitments remaining from the $4,273,000 in charges was as follows: $1,342,000 in inventory reserves, $168,000 in accrued liabilities, and $849,000 in accounts payable. See Management's Discussion and Analysis for additional information regarding the above charges.

5. Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Registrant effective July 31, 1999. Under the disclosure requirements of SFAS 131, the Registrant classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. Comparative results for the two-month and five-month periods are as follows:


                                                          Two Months Ended                 Five-Months Ended
                                                            December 31,                      December 31,
                                                       1999             1998             1999              1998
                                                       ----             ----             ----              ----
Net sales
Power Supplies ..............................        $ 10,927         $  5,345         $ 26,091         $ 13,348
PCDUs .......................................           4,730            4,049           12,878            9,328
Motion Control Systems ......................           3,222            4,088            8,802            9,816
Electric Utility Equipment
  Protection  Systems .......................           4,574               --           10,073               --
Surge Suppressors ...........................           4,555            5,429           11,176           15,392
Other .......................................             806              658            1,950            1,932
                                                     --------         --------         --------         --------
Consolidated ................................        $ 28,814         $ 19,569         $ 70,970         $ 49,816
                                                     ========         ========         ========         ========


Operating income (loss)
Power Supplies ..............................        $    787         $    954         $  2,007         $  2,372
PCDUs .......................................             560             (111)           1,704               37
Motion Control Systems ......................              27              663              571            1,278
Electric Utility Equipment
  Protection  Systems .......................             660               --            1,167               --
Surge Suppressors ...........................            (682)               3           (1,804)             556
Other .......................................            (508)            (429)          (1,178)          (1,007)
                                                     --------         --------         --------         --------
Subtotal ....................................             844            1,080            2,467            3,236
Write-down of inventory and losses
  on commitments ............................              --               --           (3,145)              --
Restructuring costs .........................             (77)              --           (1,128)              --
                                                     --------         --------         --------         --------
Consolidated ................................        $    767         $  1,080         $ (1,806)        $  3,236
                                                     ========         ========         ========         ========

6. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report To Shareholders and Form 10-K for the year ended July 31, 1999, along with any subsequent Form 10-Q's and Form 8-K's. The interim results of operations are not necessarily indicative of future financial results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The principal source of cash during the Registrant's five-month transition period ending December 31, 1999, of $6,810,000, net, was provided by financing activities, while operating and investing activities used cash of $4,787,000, net, and $1,287,000, net, respectively. The net cash provided by financing activities resulted primarily from net debt proceeds of $7,364,000. The net cash used in operating activities resulted primarily from increased inventories and accounts receivable and decreased accrued liabilities. The decrease in accrued liabilities resulted primarily from payment of bonuses and employee fringe benefits. The net cash used in investing activities resulted primarily from purchases of tooling and production equipment.

The Registrant's borrowing capacity at December 31, 1999, remained above its use of outside financing. As of December 31, 1999, the Registrant had $3,487,415 available for use under its $40,000,000 Revolving Credit Agreement since $264,654 was allocated to outstanding trade letters of credit, $6,147,931 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"), $12,000,000 remained from the acquisition of all the issued and outstanding common shares of RFL Electronics Inc. ("RFL"), $7,200,000 was utilized for the acquisition of certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products") and $10,900,000 was utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has approximately $4,891,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.7% to 6.45%. No financial covenants are required. Also, as of December 31, 1999, the Registrant had $9,923,056 available from the cash surrender value of its life insurance policies.

During the two-month period ended December 31, 1999, the ratio of current assets to current liabilities increased from 1.9 to 1 to 2.2 to 1. The increase was primarily related to a 2% increase in current assets and a 13% decrease in current liabilities.

Capital expenditures for the five-month period ended December 31, 1999, amounted to $1,375,000 and were primarily for purchases of tooling and production equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.


Results of Operations

Transition Period Compared to Fiscal 1999

Consolidated net sales for the two-month and five-month periods ended December 31, 1999, increased 47% and 42%, respectively, as compared to the net sales realized during the corresponding periods a year ago. The sales increase included the net sales realized by RFL and the net sales realized from the Todd Products' product lines, which were acquired in May 1999 and July 1999, respectively. If the net sales of the RFL and Todd Products' product lines were excluded from the current two-month and five-month periods, net sales decreased 3% and 1%, as compared to last year. Sales increases in the power conditioning and distribution units and power supplies segments were offset by sales decreases in the motion control systems and surge suppressors segments. The sales increase in the power conditioning and distribution units segment was a result of both strong demand and a weak semiconductor market, a year ago. The sales increase in the power supplies segment was primarily due to an increase in orders received from customers in the distribution channel. The motion control systems segment's sales decreased due to customers' rescheduling their orders for precision motor products and sales in the surge suppressors segment decreased because of continued delays in the introduction of new surge protection products and competitors' aggressive pricing initiatives.

The Registrant also realized operating income of $767,000 for the two-month period and an operating loss of $1,806,000 for the five-month period, as compared to operating income of $1,080,000 and $3,236,000, respectively, during the corresponding periods a year ago. The operating income for the two-month period ended December 31, 1999, included restructuring costs of $77,000. The operating loss for the five-month period ended December 31, 1999, included restructuring costs of $1,128,000 and inventory writedowns and losses on commitments of $3,145,000. The restructuring costs, inventory writedowns and losses on commitments were recognized by the Registrant's SL Waber subsidiary. In addition, approximately $240,000 of additional restructuring costs will be recognized through the first half of calendar year 2000. These charges are a result of actions taken to restructure SL Waber's operations and to recognize unprofitable commitments. As a result of a review of its business and operations, a plan is in place to place greater emphasis on markets and channels of distribution where SL Waber has a record of sustained profitability. This plan also includes the scheduled consolidation of many of SL Waber's operations at its manufacturing facility in Nogales, Mexico. We anticipate that SL Waber will continue to realize adverse operating financial results until at least March 31, 2000, which will continue to negatively impact the Company's consolidated operating financial results. At December 31, 1999, the restructuring costs, inventory writedowns and losses on commitments remaining from the $4,273,000 in charges was as follows: $1,342,000 in inventory reserves, $168,000 in accrued liabilities, and

$849,000 in accounts payable. If the $77,000 and $4,273,000 in charges were excluded from the current two-month and five-month periods, respectively, operating income would have decreased 22% and 24%, respectively, as compared to the same periods last year. Decreased operating income in the power supplies, motion control systems and surge suppressors segments was partially offset by increased operating income in the power conditioning and distribution units segment, as well as the operating income contributed by the electric utility equipment protection systems segment. The decreased operating income in the power supplies segment was primarily due to the incremental costs associated with the integration of the Todd Products' product lines. The decreased operating income in the motion controls systems segment was primarily due to lower sales volume. As previously mentioned, the decreased operating income in the surge suppressors segment was because of continued delays in the introduction of new surge protection products and competitor's aggressive pricing initiatives. The increased operating income in the power conditioning and distribution units segment was primarily due to higher sales volume and lower operating costs.

Cost of sales for the two-month and five-month periods increased 53% and 47%, as compared to last year. If the results of RFL and Todd Products' product lines were excluded from the current two-month and five-month periods, cost of sales increased 2% and 4%, respectively, as compared to last year. As a percentage of net sales, cost of sales for the current two-month and five-month periods was 69% and 67%, respectively as compared to 66% and 65%, respectively, a year ago. If the results of RFL and Todd Products' product lines were excluded from the two-month and five-month periods, cost of sales, as a percentage of net sales, was 70% and 68%, respectively as compared to 66% and 65%, respectively, a year ago. If you exclude the results of RFL and the Todd Products' product lines, the above increases were primarily related to lower volume and product mix.

Engineering and product development expenses for the two-month and five-month periods increased 70% and 59%, respectively, as compared to the same periods last year. If the results of RFL and Todd Products' product lines were excluded from the current two-month and five-month periods, engineering and product development expenses increased 7% and 3%, respectively, as compared to last year. The increases were primarily due to the employment of additional engineering resources. As a percentage of net sales, engineering and product development expenses were 7% for both the two-month and five-month periods, as compared to 6%, for both periods a year ago. If the results of RFL and Todd Products' product lines were excluded, engineering and product development expenses, as a percentage of net sales, were 6% for the two-month and five-month periods as compared to 6% for both periods a year ago.

Selling, general and administrative expenses for the two-month and five-month periods increased 49% and 48%, respectively, as compared to last year. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current two-month and five-month periods, selling, general and administrative expenses increased approximately 11% and 7%, respectively, as compared to last year. The increase was primarily related to increased administrative expenses, offset, in part, by decreased delivery expenses. As a percentage of net sales, selling, general and administrative expenses for the two-month and five-month periods were 19% and 20%, respectively, as compared to 19%, for both periods a year ago. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current two-month and five-month periods, selling, general and administrative expenses, as a percentage of net sales, were 19% for both periods, as compared to 19%, for both periods a year ago.

Depreciation and amortization expense for the two-month and five-month periods increased 8% and 32%, respectively, as compared to last year. The increases were primarily related to depreciation and amortization of computer hardware and software, respectively, as well as the acquisitions of RFL and Todd Products' product lines. If the results of RFL and Todd Products' product lines were excluded from the current two-month and five-month results, depreciation and amortization expense decreased 18% and 6%, respectively, as compared to last year. The decreases were primarily related to fully depreciated assets and fully amortized intangible assets.

Interest income for the two-month and five-month periods decreased 47% and 43%, respectively, as compared to last year. The primarily reason for the decrease was less cash available for investment. Interest expense for the two-month and five-month periods increased 212% and 176%, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the RFL and Todd Products' product lines acquisitions.

The effective tax rate for the two-month and five-month periods was a provision of 49% and a net benefit of 31%, respectively, as compared to a provision of 24% and 34%, respectively, a year ago. The current two-month period effective tax rate includes the higher effective tax rate associated with the Registrant's profitable international operations. The current five-month period effective tax rate reflects a tax benefit associated with losses from a domestic operation, offset, in part, by a tax provision which includes the higher effective tax rates associated with the Registrant's profitable international operations.


Year 2000

As of the date of this filing, the Registrant has not incurred and is not expected to incur business disruptions as a result of Year 2000 issues.

Prior to January 1, 2000, the Registrant took actions to address and complete the work associated with the Year 2000 issue. Each of its business units and corporate headquarters established teams to identify and correct Year 2000 issues. Attention was given to computer hardware and software, communications equipment, manufacturing equipment and facilities and products sold, if any, to achieve compliance in all these areas. The teams were also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with the development of contingency plans.

A detailed accounting and assessment of all computer systems and application software utilized throughout the Registrant's operations was completed, and plans for establishing compliance were developed. These plans identified which non-compliant hardware and software were to be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. All material remediation and testing activities were completed at each of the Registrant's business units and at corporate headquarters. In addition, written contingency plans were completed by each business unit.

The Registrant requested information from all its key third party vendors on their Year 2000 readiness to determine the extent to which their failure to remedy their own Year 2000 problems would have affected the Registrant. In most circumstances, the information that the Registrant received from its key third party vendors indicated that they would be Year 2000 compliant by the end of 1999. As of the date of this filing, the Registrant has not been adversely affected by a major supplier's inability to manufacture and deliver material.

The Company's Year 2000 spending did not materially affect consolidated profitability or liquidity.

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

(b) Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the two-month period ended December 31, 1999.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      SL INDUSTRIES, INC.
                                                           Registrant


Dated: February 10, 2000                           Owen Farren
                                                   --------------------------
                                                   Owen Farren
                                                   President,
                                                   Chief Executive Officer
                                                   and Chairman of the Board


Dated: February 10, 2000                           James E. Morris
                                                   --------------------------
                                                   James E. Morris
                                                   Vice President,
                                                   Corporate Controller,
                                                   and Treasurer

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