Form 10-Q
period 2000-03-31
SL INDUSTRIES INC
filed 2000-05-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       _    ____

The number of shares of common stock outstanding as of May 4, 2000, was 5,629,264.

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                   2000               1999
                                                                              -------------       -------------
                                                                               (Unaudited)          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................      $     969,000       $   1,117,000
   Receivables, less allowances of
    $2,241,000 and $1,899,000, respectively ............................         23,031,000          25,471,000
   Inventories (Note 2) ................................................         27,543,000          28,083,000
   Prepaid expenses ....................................................          1,525,000           1,317,000
   Deferred income taxes ...............................................          4,170,000           4,075,000
                                                                              -------------       -------------
       Total current assets ............................................         57,238,000          60,063,000
                                                                              -------------       -------------
Property, plant and equipment, less accumulated depreciation
  of $20,843,000 and $20,434,000, respectively .........................         21,595,000          22,027,000
Long-term note receivable ..............................................          2,148,000           2,149,000
Deferred income taxes ..................................................          1,985,000           1,950,000
Cash surrender value of life insurance policies ........................          9,927,000           9,923,000
Intangible assets, less accumulated amortization
  of $4,400,000 and $4,080,000, respectively ...........................         19,817,000          19,785,000
Other assets ...........................................................          1,130,000           1,153,000
                                                                              -------------       -------------
        Total assets ...................................................      $ 113,840,000       $ 117,050,000
                                                                              =============       =============

LIABILITIES
Current liabilities:
   Short-term bank debt ................................................      $     733,000       $     772,000
   Long-term debt due within one year ..................................            182,000             190,000
   Accounts payable ....................................................         11,947,000          13,104,000
   Accrued income taxes ................................................            967,000             411,000
   Accrued liabilities:
     Payroll and related costs .........................................          4,822,000           4,377,000
     Other .............................................................          8,265,000           8,167,000
                                                                              -------------       -------------
        Total current liabilities ......................................         26,916,000          27,021,000
                                                                              -------------       -------------
Long-term debt less portion due within one year ........................         35,605,000          39,245,000
Deferred compensation and supplemental retirement benefits .............          5,671,000           5,650,000
Other liabilities ......................................................          2,992,000           3,062,000
                                                                              -------------       -------------
        Total liabilities ..............................................      $  71,184,000       $  74,978,000
                                                                              -------------       -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued      $        --         $        --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,288,000 and 8,272,000 shares, respectively .................          1,658,000           1,654,000
Capital in excess of par value .........................................         37,988,000          37,771,000
Retained earnings ......................................................         18,957,000          18,410,000
Accumulated other comprehensive income .................................             65,000              53,000
Treasury stock at cost, 2,659,000 and 2,650,000 shares, respectively ...        (16,012,000)        (15,816,000)
                                                                              -------------       -------------
        Total shareholders' equity .....................................         42,656,000          42,072,000
                                                                              -------------       -------------
        Total liabilities and shareholders' equity .....................      $ 113,840,000       $ 117,050,000
                                                                              =============       =============

See accompanying notes to consolidated financial statements.

                      SL INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS


                                                        Three-Months Ended
                                                           March 31,
                                                     2000                 1999
                                                 ------------       ------------
                                                 (Unaudited)         (Unaudited)

Net sales .................................      $ 43,537,000       $ 30,067,000
                                                 ------------       ------------
Cost and expenses:
  Cost of products sold ...................        28,474,000         18,955,000
  Engineering and product development .....         3,091,000          1,955,000
  Selling, general and administrative .....         8,820,000          5,491,000
  Depreciation and amortization ...........         1,338,000            986,000
  Restructuring costs .....................            39,000               --
                                                 ------------       ------------
Total cost and expenses ...................        41,762,000         27,387,000
                                                 ------------       ------------
Income from operations ....................         1,775,000          2,680,000
Other income (expense):
  Interest income .........................            67,000             71,000
  Interest expense ........................          (761,000)          (186,000)
                                                 ============       ============

Income before income taxes ................         1,081,000          2,565,000
Provision for income taxes ................           533,000          1,041,000
                                                 ------------       ------------
Net income ................................      $    548,000       $  1,524,000
                                                 ============       ============


Basic net income per common share .........      $       0.10       $       0.27
                                                 ============       ============
Diluted net income per common share .......      $       0.09       $       0.26
                                                 ============       ============

Shares used in computing basic net income
  per common share ........................         5,626,000          5,662,000
Shares used in computing diluted net income
  per common share ........................         5,823,000          5,905,000


See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                        Three-Months Ended
                                                           March 31,
                                                     2000                 1999
                                                 ------------       ------------
                                                 (Unaudited)         (Unaudited)

Net income ................................      $    548,000       $  1,524,000
Other comprehensive income (loss):
  Currency translation adjustment, net of
    related taxes                                      12,000           (170,000)
                                                 ------------       ------------
Comprehensive income ......................      $    560,000       $  1,354,000
                                                 ============       ============


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three-Months Ended
                                                                                             March 31,
                                                                                      2000             1999
                                                                                  -----------       -----------
                                                                                  (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
  Net income ...............................................................      $   548,000       $ 1,524,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ..........................................................          928,000           678,000
     Amortization ..........................................................          410,000           308,000
     Restructuring charges .................................................           39,000              --
     Provisions for losses on accounts receivable ..........................          344,000          (143,000)
     Additions to other assets .............................................         (448,000)         (193,000)
     Cash surrender value of life insurance premiums .......................          (12,000)         (102,000)
     Deferred compensation and supplemental retirement benefits ............          176,000           349,000
     Deferred compensation and supplemental  retirement benefit payments ...         (154,000)         (214,000)
     Increase in deferred income taxes .....................................         (131,000)         (480,000)
     Gain on sales of equipment ............................................           (5,000)          (16,000)
     Changes in operating assets and liabilities:
       Accounts receivable .................................................        1,932,000           310,000
       Inventories .........................................................          390,000          (161,000)
       Prepaid expenses ....................................................         (213,000)         (259,000)
       Accounts payable ....................................................       (1,110,000)         (139,000)
       Other accrued liabilities ...........................................          554,000           480,000
       Accrued income taxes ................................................          555,000           730,000
                                                                                  -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................      $ 3,803,000       $ 2,675,000
                                                                                  -----------       -----------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .............................................           10,000              --
  Proceeds from sales of equipment .........................................            8,000            16,000
  Purchases of property, plant and equipment ...............................         (600,000)         (385,000)
  Increase in notes receivable .............................................             --              (4,000)
                                                                                  -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES ......................................      $  (582,000)      $  (373,000)
                                                                                  -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from short-term debt ............................................            2,000         2,749,000
  Proceeds from long-term debt .............................................          400,000         1,135,000
  Payments on short-term debt ..............................................             --          (2,266,000)
  Payments on long-term debt ...............................................       (3,963,000)       (2,683,000)
  Proceeds from stock options exercised ....................................          220,000           329,000
  Treasury stock acquired ..................................................         (196,000)         (481,000)
                                                                                  -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES ......................................      $(3,537,000)      $(1,217,000)
                                                                                  -----------       -----------
Effect of exchange rate changes on cash ....................................      $   168,000       $   115,000
                                                                                  -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................      $  (148,000)      $ 1,201,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................        1,117,000              --
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT MARCH 31,  ....................................      $   969,000       $ 1,201,000
                                                                                  ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...............................................................      $   708,000       $   166,000
    Income taxes ...........................................................      $   221,000       $   444,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Registrant's audited financial statements and notes thereon included in the Registrant's Annual Report to Shareholders and Form 10-K for the year ended July 31, 1999, along with any subsequent Form 10-Qs and Form 8-Ks.

2. Inventories at March 31, 2000, and December 31, 1999, were as follows:

                                                           March 31, 2000    December 31, 1999
                                                           --------------    -----------------
Raw materials .........................................      $20,115,000      $20,678,000
Work in process .......................................        4,333,000        3,959,000
Finished goods ........................................        3,095,000        3,446,000
                                                             -----------      -----------
                                                             $27,543,000      $28,083,000
                                                             ===========      ===========

3. The Registrant has presented net income per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                       Per                                       Per
                                                                      Share                                      Share
                                      Income          Shares          Amount   Income          Shares           Amount
                                      ------          ------          ------   ------          ------           ------
                                   ------------------------------------------------------------------------------------
                                                                   Three-Months Ended
                                   ------------------------------------------------------------------------------------
                                                  March 31, 2000                             March 31, 1999
                                   ----------------------------------------   -----------------------------------------
Basic net income per common
share                              $  548,000       5,626,000       $   .10    $1,524,000       5,662,000       $   .27

Effect of dilutive securities
                                         --           197,000          (.01)         --           243,000          (.01)
                                   ----------       ---------       -------    ----------       ---------       -------
Dilutive net income per
common share                       $  548,000       5,823,000       $   .09    $1,524,000       5,905,000       $   .26
                                   ==========      ==========       =======    ==========      ==========       =======


For the three-month periods ended March 31, 2000 and 1999, 252,452 and 48,076 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. During the five-month transition period ended December 31, 1999, the Registrant recorded charges of $4,273,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. An additional $39,000 of restructuring costs was charged to expense in the three-month period ended March 31, 2000. In addition, approximately $200,000 of additional restructuring costs will be recognized during the three-month period ended June 30, 2000. The Registrant anticipates that substantially all of the charges will be paid or incurred by the end of the second quarter of calendar year 2000. At March 31, 2000, the restructuring costs, inventory writedowns and losses on commitments remaining from the $4,312,000 in charges was as follows:
$1,164,000 in inventory reserves, $146,000 in accrued liabilities, and $789,000 in accounts payable.

5. Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Registrant effective July 31, 1999. Under the disclosure requirements of SFAS 131, the Registrant classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. Comparative results in thousands for the three-month period are as follows:

                                   Three Months Ended
                                        March 31,
                                  2000           1999
                                --------       --------
Net sales
Power Supplies ...........      $ 16,693       $  8,540
PCDUs ....................         8,164          6,278
Motion Control Systems ...         5,503          6,295
Electric Utility Equipment
  Protection Systems .....         5,787           --
Surge Suppressors ........         5,972          7,583
Other ....................         1,418          1,371
                                --------       --------
Consolidated .............      $ 43,537       $ 30,067
                                ========       ========

Operating income (loss)
Power Supplies ...........      $  1,505       $  1,557
PCDUs ....................         1,327            986
Motion Control Systems ...           589            938
Electric Utility Equipment
  Protection Systems .....           674           --
Surge Suppressors ........        (1,527)          (210)
Other ....................          (754)          (591)
                                --------       --------
Subtotal .................         1,814          2,680
Restructuring costs ......           (39)          --
                                --------       --------
Consolidated .............      $  1,775       $  2,680
                                ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The principal source of cash during the Registrant's three-month period ending March 31, 2000, of $3,803,000, net, was provided by operating activities, while investing and financing activities used cash of $582,000, net, and $3,537,000, net, respectively. The net cash provided by operating activities resulted primarily from positive changes in operating assets and liabilities. The net cash used in investing activities resulted primarily from purchases of tooling, production equipment and computer and telephone equipment. The net cash used in financing activities resulted primarily from repayment of long-term debt.

The Registrant's borrowing capacity at March 31, 2000, remained above its use of outside financing. As of March 31, 2000, the Registrant had $5,629,000 available for use under its $40,000,000 Revolving Credit Agreement since $142,000 was allocated to outstanding trade letters of credit, $5,929,000 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"), $12,000,000 remained from the acquisition of all the issued and outstanding common shares of RFL Electronics Inc. ("RFL"), $7,200,000 was utilized for the acquisition of certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products") and $9,100,000 was utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, as amended, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2001. In addition, EME has approximately $4,644,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.7% to 6.95%. No financial covenants are required. Also, as of March 31, 2000, the Registrant had $9,927,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended March 31, 2000, the ratio of current assets to current liabilities decreased from 2.2 to 1 to 2.1 to 1. The decrease was primarily related to a 5% decrease in current assets, while current liabilities remained constant.

Capital expenditures for the three-month period ended March 31, 2000, amounted to $600,000 and were primarily for purchases of tooling, production equipment and computer and telephone equipment. The Registrant anticipates that future commitments for additional capital expenditures will be funded primarily by cash generated by operations and, to the extent necessary, the utilization of borrowings under its Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.


Results of Operations

Calendar 2000 Compared to Calendar 1999

Consolidated net sales for the three-month period ended March 31, 2000, increased 45%, as compared to the net sales realized during the corresponding periods a year ago. The sales increase included the net sales realized by RFL and the net sales realized from the Todd Products' product lines, which were acquired in May 1999 and July 1999, respectively. If the net sales of the RFL and Todd Products' product lines were excluded from the current three-month period, net sales remained constant, as compared to last year. Sales increases in the power conditioning and distribution units and power supplies segments were offset by sales decreases in the motion control systems and surge suppressors segments. The sales increase in the power conditioning and distribution units segment was a result of both strong demand and a weak semiconductor market, a year ago. The sales increase in the power supplies segment was primarily due to an increase in orders received from customers in the distribution channel. The motion control systems segment's sales decreased due to customers' rescheduling their orders for precision motor products and the affect of the strong dollar on its European business. Sales in the surge suppressors segment decreased because of continued delays in the introduction of new surge protection products, competitors' aggressive pricing initiatives and the nonpursuit of unprofitable business. The business within this segment has refocused its efforts on higher margin opportunities to supply power protection systems to major service providers and equipment manufacturers.

The Registrant also realized operating income of $1,775,000 for the three-month period, as compared to operating income of $2,680,000, during the corresponding period a year ago. The operating income for the three-month period ended March 31, 2000, included restructuring costs of $39,000 that were recognized by the Registrant's SL Waber subsidiary. In addition, approximately $200,000 of additional restructuring costs will be recognized during the second quarter of calendar year 2000. These charges are a result of actions taken to restructure SL Waber's operations and to recognize unprofitable commitments. As a result of a review of its business and operations, a plan is in place to place greater emphasis on markets and channels of distribution where SL Waber has a record of sustained profitability. This plan also includes the scheduled consolidation of many of SL Waber's operations at its manufacturing facility in Nogales, Mexico. We anticipate that SL Waber will continue to realize adverse operating financial results through the first half of Calendar 2000, which will continue to negatively impact the Company's consolidated operating financial results. The decreased operating income in the surge suppressors, power supplies and motion control systems segments was offset, in part, by increases in the power conditioning and distribution units segment, and the addition of the electric utility equipment protection systems segment. The decreased operating income in the power supplies segment was primarily due to the incremental costs associated with the integration of the Todd Products' product lines. The decreased operating income in the surge suppressors and motion controls systems segment was primarily due to lower sales volume. The increased operating income in the power conditioning and distribution units segment was primarily due to higher sales volume and lower operating costs, while the addition of the electric utility equipment protection system segment is the result of the acquisition of RFL Electronics Inc.

Cost of products sold for the three-month period increased 50%, as compared to last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month period, cost of sales increased 6%, as compared to last year. As a percentage of net sales, cost of sales for the current three-month period was 65%, as compared to 63%, a year ago. If the results of RFL and Todd Products' product lines were excluded, cost of sales, as a percentage of net sales, for the current three-month period was 67%, as compared to 63%, a year ago. These increases were primarily related to product mix.

Engineering and product development expenses for the three-month period increased 58%, as compared to the same period last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month period, engineering and product development expenses increased 7%, as compared to last year. As a percentage of net sales, engineering and product development expenses were 7% for both years. If the results of RFL and Todd Products' product lines were excluded, engineering and product development expenses, as a percentage of net sales, were 7% for both periods.

Selling, general and administrative expenses for the three-month period increased 61%, as compared to last year. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current three-month period, selling, general and administrative expenses increased approximately 13%, as compared to last year. As a percentage of net sales, selling, general and administrative expenses for the three-month period were 20%, as compared to 18%, a year ago. If the results of RFL and the costs associated with the Todd Products' product lines were excluded from the current three-month period, selling, general and administrative expenses, as a percentage of net sales, were 21%, as compared to 18%, a year ago. These increases were primarily related to increased administrative and selling expenses, offset, in part, by decreased delivery expenses.

Depreciation and amortization expense for the three-month period increased 36%, as compared to last year. If the results of RFL and Todd Products' product lines were excluded from the current three-month results, depreciation and amortization expense decreased 3%, as compared to last year. The decreases were primarily related to reduced depreciation and amortization of computer hardware and software, respectively.

Interest income for the three-month period decreased 6%, as compared to last year. The reason for the decrease was less cash available for investment. Interest expense for the three-month period increased 309%, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the RFL and Todd Products' product lines acquisitions.

The effective tax rate for the three-month period was 49%, as compared to 41% a year ago. The current period effective tax rate reflects the higher effective tax rate associated with the Registrant's profitable German operation.


Forward-Looking Information

From time to time, information provided by the Registrant, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including such things as expansion and growth of the Registrant's business, future capital expenditures and the Registrant's prospects, contain forward-looking information. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have been previously been identified in filings or statements made by or on behalf of the Registrant.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), the Company's ability to recruit and develop employees, its ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether, and the extent to which, certain of the Registrant's markets which had experienced a slowdown recover or continue to recover. The Registrant's financial results will also depend on the extent to which management is able to successfully address the operating issues in the Registrant's surge suppressors segment and in the uninterruptible power supplies portion of its power supplies segment.

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

(b) Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SL INDUSTRIES, INC.
                                                 -------------------
                                                     Registrant



Dated: May 11, 2000                      Owen Farren
       ------------                      ------------------------
                                         Owen Farren
                                         President,
                                         Chief Executive Officer
                                         and Chairman of the Board




Dated: May 11, 2000                      James E. Morris
      -------------                      ------------------------
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