Form 10-Q
period 2000-06-30
SL INDUSTRIES INC
filed 2000-08-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of common stock outstanding as of August 4, 2000, were 5,637,810.

Item 1. Financial Statements

                                      SL INDUSTRIES, INC
                                  CONSOLIDATED BALANCE SHEETS



                                                                                                June 30,               December 31,
                                                                                                  2000                    1999
                                                                                               (Unaudited)             (Unaudited)
                                                                                              -------------           -------------

ASSETS
Current assets:
   Cash and cash equivalents .......................................................          $     426,000           $   1,117,000

   Receivables, less allowances of
    $2,428,000 and $1,899,000, respectively ........................................             24,821,000              25,471,000

   Inventories (Note 2) ............................................................             27,423,000              28,083,000

   Prepaid expenses ................................................................              1,291,000               1,317,000

   Deferred income taxes ...........................................................              3,952,000               4,075,000
                                                                                              -------------           -------------

       Total current assets ........................................................             57,913,000              60,063,000
                                                                                              -------------           -------------

Property, plant and equipment, less accumulated depreciation
  of $21,697,000 and $20,434,000, respectively .....................................             21,462,000              22,027,000

Long-term note receivable ..........................................................              2,139,000               2,149,000

Deferred income taxes ..............................................................              1,784,000               1,950,000

Cash surrender value of life insurance policies ....................................              9,558,000               9,923,000

Intangible assets, less accumulated amortization
  of $4,693,000 and $4,080,000, respectively .......................................             19,910,000              19,785,000

Other assets .......................................................................              1,641,000               1,153,000
                                                                                              -------------           -------------

        Total assets ...............................................................          $ 114,407,000           $ 117,050,000
                                                                                              =============           =============

LIABILITIES

Current liabilities:

   Short-term bank debt ............................................................          $     732,000           $     772,000

   Long-term debt due within one year ..............................................                184,000                 190,000

   Accounts payable ................................................................             10,250,000              13,104,000

   Accrued income taxes ............................................................                874,000                 411,000

   Accrued liabilities:

     Payroll and related costs .....................................................              4,561,000               4,377,000

     Other .........................................................................              9,632,000               8,167,000
                                                                                              -------------           -------------

        Total current liabilities ..................................................             26,233,000              27,021,000
                                                                                              -------------           -------------

Long-term debt less portion due within one year ....................................             36,253,000              39,245,000

Deferred compensation and supplemental retirement benefits .........................              5,669,000               5,650,000

Other liabilities ..................................................................              3,189,000               3,062,000
                                                                                              -------------           -------------

        Total liabilities ..........................................................          $  71,344,000           $  74,978,000
                                                                                              -------------           -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized, 6,000,000 shares; none issued ...........          $           -           $            -

Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 and 8,272,000 shares, respectively .............................              1,660,000               1,654,000

Capital in excess of par value .....................................................             38,166,000              37,771,000

Retained earnings ..................................................................             19,473,000              18,410,000

Accumulated other comprehensive income .............................................                 27,000                  53,000

Treasury stock at cost, 2,662,000 and 2,650,000 shares, respectively ...............            (16,263,000)            (15,816,000)
                                                                                              -------------           -------------

        Total shareholders' equity .................................................             43,063,000              42,072,000
                                                                                              -------------           -------------
        Total liabilities and shareholders' equity .................................          $ 114,407,000           $ 117,050,000
                                                                                              =============           =============

See accompanying notes to consolidated financial statements.

                                SL INDUSTRIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three-Months Ended                   Six-Months Ended
                                                                          June 30,                            June 30,
                                                                   2000              1999              2000              1999
                                                               ------------      ------------      ------------      ------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales ..................................................   $ 44,144,000      $ 33,151,000      $ 87,681,000      $ 63,218,000
                                                               ------------      ------------      ------------      ------------
Cost and expenses:

  Cost of products sold ....................................     29,182,000        21,815,000        57,656,000        40,770,000

  Engineering and product development ......................      3,178,000         2,121,000         6,269,000         4,076,000

  Selling, general and administrative ......................      8,560,000         6,175,000        17,380,000        11,666,000

  Depreciation and amortization ............................      1,245,000         1,012,000         2,583,000         1,998,000

  Restructuring costs ......................................          6,000                --            45,000                --
                                                               ------------      ------------      ------------      ------------

Total cost and expenses ....................................     42,171,000        31,123,000        83,933,000        58,510,000
                                                               ------------      ------------      ------------      ------------

Income from operations .....................................      1,973,000         2,028,000         3,748,000         4,708,000

Other income (expense):

  Interest income ..........................................        135,000            53,000           202,000           124,000

  Interest expense .........................................       (754,000)         (286,000)       (1,515,000)         (472,000)
                                                               ------------      ------------      ------------      ------------

Income before income taxes .................................      1,354,000         1,795,000         2,435,000         4,360,000

Provision for income taxes .................................        558,000           753,000         1,091,000         1,794,000
                                                               ------------      ------------      ------------      ------------

Net income .................................................   $    796,000      $  1,042,000      $  1,344,000      $  2,566,000
                                                               ------------      ------------      ------------      ------------

Basic net income per common share ..........................   $       0.14      $       0.18      $       0.24      $       0.45
                                                               ============      ============      ============      ============
Diluted net income per common share ........................   $       0.14      $       0.18      $       0.23      $       0.44
                                                               ============      ============      ============      ============

Shares used in computing basic net income
  per common share .........................................      5,615,000         5,633,000         5,621,000         5,647,000

Shares used in computing diluted net income
  per common share .........................................      5,714,000         5,862,000         5,768,000         5,884,000

See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS



                                                                     Three-Months Ended                   Six-Months Ended
                                                                          June 30,                            June 30,
                                                                   2000              1999              2000              1999
                                                               ------------      ------------      ------------      ------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net income .................................................   $    796,000      $  1,042,000      $  1,344,000      $  2,566,000

Other comprehensive income (loss):

  Currency translation adjustment, net of related taxes ....        (38,000)          (84,000)          (26,000)         (254,000)
                                                               ------------      ------------      ------------      ------------
                                                               $    758,000      $    958,000      $  1,318,000      $  2,312,000
                                                               ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                             SL INDUSTRIES, INC

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Six-Months Ended
                                                                                                              June 30,
                                                                                                    2000                    1999
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:

  Net income .........................................................................          $  1,344,000           $  2,566,000

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ....................................................................             1,786,000              1,331,000
     Amortization ....................................................................               797,000                666,000
     Restructuring charges............................................................                45,000                     --
     Provisions for losses on accounts receivable ....................................               531,000               (136,000)
     Additions to other assets........................................................              (499,000)              (788,000)
     Cash surrender value of life insurance premiums .................................              (350,000)              (331,000)
     Deferred compensation and supplemental retirement benefits ......................               265,000                623,000
     Deferred compensation and supplemental retirement benefit payments ..............              (246,000)              (346,000)
     Decrease (Increase) in deferred income taxes ....................................               287,000             (1,347,000)
     Gain on sales of equipment ......................................................                (5,000)               (16,000)
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................................               191,000               (469,000)
       Inventories ...................................................................               507,000               (706,000)
       Prepaid expenses ..............................................................                23,000               (162,000)
       Accounts payable ..............................................................            (2,935,000)             1,629,000
       Other accrued liabilities .....................................................             1,552,000              1,008,000
       Accrued income taxes ..........................................................               457,000                868,000
                                                                                                ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................          $  3,750,000           $  4,393,000
                                                                                                ------------           ------------


INVESTING ACTIVITIES:

  Investment in Kreiss Johnson .......................................................                41,000                  6,000
  Proceeds from sales of equipment ...................................................                59,000                 17,000
  Purchases of property, plant and equipment .........................................              (989,000)            (1,140,000)
  Decrease (Increase) in notes receivable ............................................               (10,000)                 5,000
  Payments for acquisitions, net of cash acquired ....................................              (360,000)           (11,251,000)
                                                                                                ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES ................................................          $ (1,259,000)          $(12,363,000)
                                                                                                ------------           ------------

FINANCING ACTIVITIES:

  Cash Dividends Paid ................................................................              (279,000)              (281,000)
  Proceeds from short-term debt ......................................................                    --              6,596,000
  Proceeds from long-term debt .......................................................             3,800,000             23,060,000
  Payments on short-term debt.........................................................               (75,000)            (7,008,000)
  Payments on long-term debt .........................................................            (6,710,000)           (13,875,000)
  Proceeds from stock options exercised ..............................................               397,000                344,000
  Treasury stock acquired.............................................................              (447,000)            (1,018,000)
                                                                                                ------------           ------------

NET CASH USED IN FINANCING ACTIVITIES ................................................          $ (3,314,000)          $  7,818,000
                                                                                                ------------           ------------

Effect of exchange rate changes on cash ..............................................          $    132,000           $    203,000
                                                                                                ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................................          $   (691,000)          $     52,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................             1,117,000                     --
                                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS AT JUNE 30, ................................................          $    426,000           $     52,000
                                                                                                ============           ============
Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest .........................................................................          $  1,347,000           $    427,000
    Income taxes .....................................................................          $    736,000           $  1,648,000



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

2. Inventories at June 30, 2000, and December 31, 1999, were as follows:


                                   June 30, 2000    December 31, 1999
                                   -------------    -----------------
               Raw materials        $19,157,000      $20,678,000
               Work in process        4,136,000        3,959,000
               Finished goods         4,130,000        3,446,000
                                    -----------      -----------
                                    $27,423,000      $28,083,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                     Per                                               Per
                                                                     Share                                             Share
                                      Income         Shares         Amount            Income          Shares           Amount
                                      ------         ------         ------            ------          ------           ------

                                   ------------------------------------------------------------------------------------------
                                                                     Three-Months Ended
                                   ------------------------------------------------------------------------------------------
                                                  June 30, 2000                                   June 30, 1999
                                   ---------------------------------------           ----------------------------------------
Basic net income per common
share                              $  796,000       5,615,000      $   .14           $1,042,000       5,633,000      $   .18

Effect of dilutive securities              --          99,000           --                   --         229,000           --
                                   ----------       ---------      -------           ----------       ---------      -------
Dilutive net income per
common share                       $  796,000       5,714,000      $   .14           $1,042,000       5,862,000      $   .18
                                   ==========       =========      =======           ==========       =========      =======


                                                                     Per                                               Per
                                                                     Share                                             Share
                                      Income         Shares         Amount            Income          Shares           Amount
                                      ------         ------         ------            ------          ------           ------

                                   ------------------------------------------------------------------------------------------
                                                                         Six-Months Ended
                                   ------------------------------------------------------------------------------------------
                                                      June 30, 2000                               June 30, 1999
                                   ---------------------------------------------     ----------------------------------------
Basic net income per common
share                              $1,344,000       5,621,000      $   .24           $2,566,000       5,647,000      $   .45

Effect of dilutive securities              --         147,000         (.01)                  --         237,000         (.01)
                                   ----------       ---------      -------           ----------       ---------      -------
Dilutive net income per
common share                       $1,344,000       5,768,000      $   .23           $2,566,000       5,884,000      $   .44
                                   ==========       =========      =======           ==========       =========      =======


For the three-month periods ended, June 30, 2000 and 1999, 287,457 and 39,000 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive. For the six-month periods ended June 30, 2000 and 1999, 539,909 and 87,076 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. During the five-month transition period ended December 31, 1999, the Registrant recorded charges of $4,273,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. An additional $6,000 of restructuring costs was charged to expense in the three-month period ended June 30, 2000 and $45,000 in the six-month period ended June 30, 2000. In addition, approximately $800,000 of additional restructuring costs will be recognized during the second half of calendar year 2000 as a result of the Registrant's decision to integrate the operations of its SL Waber and Condor D.C. Power Supplies subsidiaries. The Registrant anticipates that all of the charges will be paid or incurred by the end of the fourth quarter of calendar year 2000. At June 30, 2000, the restructuring costs, inventory writedowns and losses on commitments remaining from the $4,318,000 in charges was as follows: $1,247,000 in inventory reserves, $146,000 in accrued liabilities, and $79,000 in accounts payable.

5. Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Registrant effective July 31, 1999. Under the disclosure requirements of SFAS 131, the Registrant classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. Comparative results in thousands for the three-month and six-month periods are as follows:

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                               2000           1999           2000           1999
                                                             -------        -------        -------        -------
           Net sales
           ---------
           Power Supplies                                     $16,607       $  9,317         $33,300       $17,857

           PCDUs                                                9,032          6,969          17,196        13,247

           Motion Control Systems                               5,358          4,719          10,861        11,014
           Electric Utility Equipment
             Protection Systems                                 6,918          3,588          12,705         3,588

           Surge Suppressors                                    4,843          7,449          10,815        15,032

           Other                                                1,386          1,109           2,804         2,480
                                                              -------        -------         -------       -------
           Consolidated                                       $44,144        $33,151         $87,681       $63,218
                                                              =======        =======         =======       =======


           Operating income (loss)
           -----------------------
           Power Supplies                                     $ 1,609       $  1,555        $  3,114       $ 3,112

           PCDUs                                                1,409            883           2,736         1,869
           Motion Control Systems                                 472            317           1,061         1,255
           Electric Utility Equipment
             Protection Systems                                   834            399           1,508           399

           Surge Suppressors                                   (1,551)        (1,294)         (3,078)       (1,504)

           Other                                                 (794)           168          (1,548)         (423)
                                                              --------      --------        --------       -------
           Subtotal                                             1,979          2,028           3,793         4,708
           Restructuring costs                                     (6)          --               (45)          --
                                                              --------      --------        --------       -------
           Consolidated                                       $ 1,973       $  2,028        $  3,748       $ 4,708
                                                              ========      ========        ========       =======

6. Subsequent Event: During the month of July, the Registrant was advised by one of its life insurance companies that it had settled a class action suit brought by certain of its policyholders. As a result of the settlement, the Registrant has been awarded approximately $831,000 of paid-up additions, which will increase the cash surrender and death benefit values of its life insurance policies. As part of the settlement, the Registrant also received a cash award in the amount of approximately $44,000. The total award of $875,000 will be recognized as income by the Registrant during its third quarter ending September 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The principal source of cash during the Registrant's six-month period ending June 30, 2000, of $3,750,000, net, was provided by operating activities, while investing and financing activities used cash of $1,259,000, net, and $3,314,000, net, respectively. The net cash provided by operating activities resulted primarily from net income before depreciation and amortization, partially offset by a decrease in operating liabilities. The net cash used in investing activities resulted primarily from purchases of tooling, production, computer and telephone equipment, and the acquisition of a small machining operation. The net cash used in financing activities resulted primarily from the net repayment of long-term debt.

The Registrant's borrowing capacity at June 30, 2000, remained above its use of outside financing. As of June 30, 2000, the Registrant had $4,977,000 available for use under its $40,000,000 Revolving Credit Agreement since $95,000 was allocated to outstanding trade letters of credit, $5,927,000 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"), $12,000,000 remained from the acquisition of all the issued and outstanding common shares of RFL Electronics Inc. ("RFL"), $7,200,000 was utilized for the acquisition of certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products") and $9,801,000 was utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, and requires maintenance of specified ratios, as amended, with all of which the Registrant is in compliance. In addition, the Agreement's maturity date has been extended until October 31, 2003. During the three-month period ended June 30, 2000, the Registrant entered into a $5,000,0000 leasing agreement with one of its banks. Under this agreement, the Registrant will lease its capital equipment for periods ranging from three to seven years at interest rates of 3.05% to 8.08%. In addition, EME has approximately $4,638,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.7% to 7.45%. No financial covenants are required. Also, as of June 30, 2000, the Registrant had $9,558,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended June 30, 2000, the ratio of current assets to current liabilities increased from 2.1 to 1 to 2.2 to 1. The increase was primarily related to a 1% increase in current assets, and a 3% decrease in current liabilities.

Capital expenditures for the six-month period ended June 30, 2000, amounted to $989,000 and were primarily for purchases of tooling, production, computer and telephone equipment. The Registrant anticipates that future commitments for additional capital equipment will be funded under the terms of its leasing agreement. The remaining capital expenditures will be funded by cash generated by operations, and to the extent necessary, the utilization of borrowings under the Registrant's Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.


Results of Operations
---------------------

Calendar 2000 Compared to Calendar 1999

Consolidated net sales for the three-month and six-month periods ended June 30, 2000, increased 33% and 39%, respectively, as compared to the net sales realized during the corresponding periods a year ago. The sales increases included three months of net sales realized by RFL, which was acquired in May 1999 and the net sales realized from the Todd Products' product lines, which were acquired in July 1999. If the noncomparative net sales of RFL and Todd Products' product lines were excluded from the current three-month and six-month periods, net sales increased by 6% and 3% respectively, as compared to the same periods last year. Net sales for the three-month and six-month periods ended June 30, 2000, increased in the power supplies, power conditioning and distribution units, and electric utility equipment protection systems segments. Net sales in the motion control systems segment increased during the three-month period ended June 30, 2000, while decreasing during the six-month period ended June 30, 2000. Net sales in the surge suppressors segment decreased during both periods. The sales increases in the power supplies segment were primarily due to an increase in orders received from customers in the distribution channel. The sales increases in the power conditioning and distribution units segment was a result of both strong demand and a weak semiconductor market, a year ago. The sales increase in the motion control systems segment during the three-month period ended June 30, 2000, was due to increased volume, offset, in part, by the affect of the strong dollar on its European business. The sales decrease in the motion control systems segment during the six-month period ended June 30, 2000, was primarily due to customers' rescheduling their orders for precision motor products and the affect of the strong dollar on its European business. The sales decreases in the surge suppressors segment were related to continued delays in the introduction of new surge protection products, competitors' aggressive pricing initiatives and the nonpursuit of unprofitable business. The business within this segment has refocused its efforts on higher margin opportunities to supply power protection systems to major service providers and equipment manufacturers.

The Registrant also realized operating income of $1,973,000 and $3,748,000 for the three-month and six-month periods, respectively, as compared to operating income of $2,028,000 and $4,708,000, during the corresponding periods a year ago. The operating income for the three-month and six-month periods ended June 30, 2000, included restructuring costs of $6,000 and $39,000, respectively, that were recognized by the Registrant's SL Waber subsidiary. In addition, approximately $800,000 of additional restructuring costs will be recognized during the third and fourth quarters of calendar year 2000 as a result of the integration of SL Waber and Condor D.C.

Power Supplies. We anticipate that SL Waber will continue to realize adverse operating financial results through the remainder of Calendar 2000, which will continue to negatively impact the Company's consolidated operating financial results. During the three-month and six-month periods ended June 30, 2000, operating income increased in the power supplies, power conditioning distribution units, and electric utility equipment protection systems segments, while operating income decreased in the surge suppressors segment. During the three-month period ended June 30, 2000, operating income also increased in the motion control systems segment, while decreasing during the six-month period ended June 30, 2000. The increased operating income in the power supplies segment was primarily due to higher sales volume, offset, in part, by the incremental costs associated with the integration of the Todd Products' product lines. The increased operating income in the power conditioning and distribution units segment was primarily due to higher sales volume and lower operating costs. The increased operating income in the electric utility equipment protection system segment was the result of increased volume, as well as the inclusion of RFL Electronic Inc.'s results for six months in calendar 2000, as compared to two months in calendar 1999. The decreased operating income in the surge suppressors segment was primarily due to lower sales volume.

Cost of products sold for the three-month and six-month periods increased 34% and 41%, as compared to last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month period and six-month periods, cost of products sold increased 4% and 5%, respectively, as compared to last year. As a percentage of net sales, cost of products sold for both the three-month and six-month periods was 66%, as compared to 66% and 65%, respectively, a year ago. If the noncomparative results of RFL and Todd Products' product lines were excluded, cost of products sold, as a percentage of net sales, for the three-month and six-month periods was 64% and 66%, as compared to 66% and 65%, a year ago. The above increases were primarily related to product mix.

Engineering and product development expenses for the three-month and six-month periods increased 50% and 54%, respectively, as compared to the same periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and six-month periods, engineering and product development expenses increased 14% and 11%, respectively, as compared to last year. As a percentage of net sales, engineering and product development expenses for the three-month and six-month periods were 7% for both periods, as compared to 6% for both periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded, engineering and product development expenses, as a percentage of net sales, were also 7% for both periods, as compared to 6% for both periods last year.

Selling, general and administrative expenses for the three-month and six-month periods increased 39% and 49%, respectively, as compared to the same periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and six-month periods, selling, general and administrative expenses decreased approximately 2% and increased approximately 5%, respectively, as compared to the same periods last year. As a percentage of net sales, selling, general and administrative expenses for the three-month and six-month periods were 19% and 20%, respectively, as compared to 19% for both periods, a year ago. If the noncomparative results of RFL and the costs associated with the Todd Products' product lines were excluded from the three-month and six-month periods, selling, general and administrative expenses, as a percentage of net sales, were 17% and 19%, respectively, as compared to 19% for both periods, a year ago. The six-month increases were primarily related to increased administrative and selling expenses, offset, in part, by decreased delivery expenses.

Depreciation and amortization expense for the three-month and six-month periods increased 23% and 29%, as compared to last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and six-month results, depreciation and amortization expense decreased 5% and 4%, respectively, as compared to last year. The decreases were primarily related to reduced depreciation and amortization of computer hardware and software, respectively.

Interest income for the three-month and six-month periods increased by 155% and 63%, respectively, as compared to last year. The reason for the increase was more cash available for investment and higher interest rates. Interest expense for the three-month and six-month periods increased 164% and 221%, respectively, as compared to last year. The increase resulted primarily from a higher debt balance as a result of the RFL and Todd Products' product lines acquisitions.

The effective tax rate for the three-month and six-month periods was 41% and 45%, respectively, as compared to 42% and 41%, respectively, a year ago. The six-month period effective tax rate reflects the higher effective tax rate associated with the Registrant's profitable German operation.


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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), the Company's ability to recruit and develop employees, its ability to successfully implement new technology, shortages of key electronic components and the stability of product costs. These factors also include, in particular, whether, and the extent to which, certain of the Registrant's markets which had experienced a slowdown recover or continue to recover. The Registrant's financial results will also depend on the extent to which management is able to successfully integrate the operations of the Registrant's surge suppressors segment with the operation of its power supplies segment.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Registrant does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.





PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits
     The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K
     The Registrant did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             SL INDUSTRIES, INC.
                                                             -------------------
                                                                 Registrant





Dated: August 11, 2000                             /s/ Owen Farren
       ---------------                            ------------------------------
                                                       Owen Farren
                                                       President,
                                                       Chief Executive Officer
                                                       and Chairman of the Board




Dated: August 11, 2000                              /s/ James E. Morris
       ---------------                              ----------------------------
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