Form 10-Q
period 2000-09-30
SL INDUSTRIES INC
filed 2000-11-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ___     ___

The number of shares of common stock outstanding as of November 3, 2000, were 5,648,718.

Item 1. Financial Statements

                              SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     December 31,
                                                                                    2000             1999
                                                                               -------------    -------------
                                                                                (Unaudited)      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $          --    $   1,117,000
   Receivables, less allowances of
    $2,541,000 and $1,899,000, respectively ................................      23,049,000       25,471,000
   Inventories (Note 2) ....................................................      24,014,000       28,083,000
   Prepaid expenses ........................................................       1,286,000        1,317,000
   Deferred income taxes ...................................................       3,915,000        4,075,000
                                                                               -------------    -------------
       Total current assets ................................................      52,264,000       60,063,000
                                                                               -------------    -------------
Property, plant and equipment, less accumulated depreciation
  of $21,580,000 and $20,434,000, respectively .............................      20,614,000       22,027,000
Long-term note receivable ..................................................       2,128,000        2,149,000
Deferred income taxes ......................................................       1,880,000        1,950,000
Cash surrender value of life insurance policies ............................      11,350,000        9,923,000
Intangible assets, less accumulated amortization
  of $5,013,000 and $4,080,000, respectively ...............................      21,087,000       19,785,000
Other assets ...............................................................         842,000        1,153,000
                                                                               -------------    -------------
        Total assets .......................................................   $ 110,165,000    $ 117,050,000
                                                                               =============    =============

LIABILITIES
Current liabilities:
   Short-term bank debt ....................................................   $          --    $     772,000
   Long-term debt due within one year ......................................         172,000          190,000
   Accounts payable ........................................................       9,582,000       13,104,000
   Accrued income taxes ....................................................         289,000          411,000
   Accrued liabilities:
     Payroll and related costs .............................................       4,358,000        4,377,000
     Other .................................................................       7,961,000        8,167,000
                                                                               -------------    -------------
        Total current liabilities ..........................................      22,362,000       27,021,000
                                                                               -------------    -------------
Long-term debt less portion due within one year ............................      35,443,000       39,245,000
Deferred compensation and supplemental retirement benefits .................       5,734,000        5,650,000
Other liabilities ..........................................................       3,044,000        3,062,000
                                                                               -------------    -------------
        Total liabilities ..................................................   $  66,583,000    $  74,978,000
                                                                               =============    =============

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued       $          --    $          --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 and 8,272,000 shares, respectively .....................       1,660,000        1,654,000
Capital in excess of par value .............................................      38,210,000       37,771,000
Retained earnings ..........................................................      19,919,000       18,410,000
Accumulated other comprehensive income .....................................          98,000           53,000
Treasury stock at cost, 2,646,000 and 2,650,000 shares, respectively .......     (16,305,000)     (15,816,000)
                                                                               -------------    -------------
        Total shareholders' equity .........................................      43,582,000       42,072,000
                                                                               -------------    -------------
        Total liabilities and shareholders' equity .........................   $ 110,165,000    $ 117,050,000
                                                                               =============    =============

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three-Months Ended               Nine-Months Ended
                                                       September 30,                    September 30,
                                                  2000              1999           2000               1999
                                              -------------    -------------    -------------    -------------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales .................................   $  40,842,000    $  39,771,000    $ 128,523,000    $ 102,989,000
                                              -------------    -------------    -------------    -------------
Cost and expenses:
  Cost of products sold ...................      29,406,000       25,712,000       87,062,000       66,482,000
  Engineering and product development .....       2,568,000        2,583,000        8,837,000        6,659,000
  Selling, general and administrative .....       6,769,000        8,001,000       24,149,000       19,667,000
  Depreciation and amortization ...........       1,197,000        1,281,000        3,780,000        3,279,000
  Restructuring costs .....................         504,000               --          549,000               --
  Settlement of Class Action Suit .........        (875,000)              --         (875,000)              --
                                              -------------    -------------    -------------    -------------
Total cost and expenses ...................      39,569,000       37,577,000      123,502,000       96,087,000
                                              -------------    -------------    -------------    -------------
Income from operations ....................       1,273,000        2,194,000        5,021,000        6,902,000
Other income (expense):
  Interest income .........................          60,000           41,000          262,000          165,000
  Interest expense ........................        (707,000)        (538,000)      (2,222,000)      (1,010,000)
                                              -------------    -------------    -------------    -------------
Income before income taxes ................         626,000        1,697,000        3,061,000        6,057,000
Income tax provision(benefit) .............        (103,000)         543,000          988,000        2,337,000
                                              -------------    -------------    -------------    -------------
Net income ................................   $     729,000    $   1,154,000    $   2,073,000    $   3,720,000
                                              =============    =============    =============    =============


Basic net income per common share .........   $        0.13    $        0.20    $        0.37    $        0.66
                                              =============    =============    =============    =============
Diluted net income per common share .......   $        0.13    $        0.20    $        0.36    $        0.63
                                              =============    =============    =============    =============

Shares used in computing basic net income
  per common share ........................       5,643,000        5,632,000        5,628,000        5,642,000
Shares used in computing diluted net income
  per common share ........................       5,743,000        5,864,000        5,760,000        5,877,000


See accompanying notes to consolidated financial statements



                               SL INDUSTRIES, INC
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


                                                             Three-Months Ended           Nine-Months Ended
                                                                September 30,               September 30,
                                                             2000          1999           2000          1999
                                                          -----------   -----------   -----------   -----------
                                                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net income ............................................   $   729,000   $ 1,154,000   $ 2,073,000   $ 3,720,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes        71,000       113,000        45,000      (141,000)
                                                          -----------   -----------   -----------   -----------
Comprehensive income ..................................   $   800,000   $ 1,267,000   $ 2,118,000   $ 3,579,000
                                                          ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine-Months Ended
                                                                                      September 30,
                                                                                  2000            1999
                                                                               ------------    ------------
                                                                               (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
  Net income ...............................................................   $  2,073,000    $  3,720,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ..........................................................      2,575,000       2,216,000
     Amortization ..........................................................      1,205,000       1,063,000
     Restructuring charges .................................................        549,000              --
     Provisions for losses on accounts receivable ..........................        646,000        (107,000)
     Additions to other assets .............................................       (615,000)       (834,000)
     Cash surrender value of life insurance premiums .......................     (1,399,000)       (496,000)
     Deferred compensation and supplemental retirement benefits ............        473,000         713,000
     Deferred compensation and supplemental retirement benefit payments ....       (388,000)       (474,000)
     Decrease (increase) in deferred income taxes ..........................        223,000        (991,000)
     Gain on sales of equipment ............................................         (1,000)         (2,000)
     Changes in operating assets and liabilities:
       Accounts receivable .................................................      2,007,000      (4,697,000)
       Inventories .........................................................      2,448,000      (7,893,000)
       Prepaid expenses ....................................................         18,000        (812,000)
       Accounts payable ....................................................     (3,543,000)      4,991,000
       Other accrued liabilities ...........................................       (760,000)      5,050,000
       Accrued income taxes ................................................        (97,000)        365,000
       Cash dividends declared, but not paid ...............................       (283,000)       (282,000)
                                                                               ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................   $  5,131,000    $  1,530,000
                                                                               ------------    ------------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .............................................         68,000          52,000
  Proceeds from sales of equipment .........................................         59,000          18,000
  Purchases of property, plant and equipment ...............................     (1,753,000)     (2,187,000)
  Increase in note receivable ..............................................        (10,000)         (6,000)
  Payments for acquisitions, net of cash acquired ..........................       (372,000)    (19,549,000)
                                                                               ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ......................................   $ (2,008,000)   $(21,672,000)
                                                                               ------------    ------------

FINANCING ACTIVITIES:
  Cash dividends paid ......................................................       (280,000)       (281,000)
  Proceeds from short-term debt ............................................             --       6,236,000
  Proceeds from long-term debt .............................................      8,760,000      39,052,000
  Payments on short-term debt ..............................................       (809,000)     (6,652,000)
  Payments on long-term debt ...............................................    (11,794,000)    (17,739,000)
  Proceeds from stock options exercised ....................................        448,000         506,000
  Treasury stock acquired ..................................................       (489,000)     (1,214,000)
                                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................   $ (4,164,000)   $ 19,908,000
                                                                               ------------    ------------
Effect of exchange rate changes on cash ....................................   $    (76,000)   $    233,000
                                                                               ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................   $ (1,117,000)   $         --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................      1,117,000              --
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, .................................   $         --    $         --
                                                                               ============    ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...............................................................   $  2,261,000    $    883,000
    Income taxes ...........................................................   $  1,064,000    $  2,530,000


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X; therefore, the interim financial information and statements have been prepared in accordance with generally accepted accounting principles. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Registrant's audited financial statements and notes thereon included in the Registrant's Annual Report to Shareholders and Form 10-K for the year ended July 31, 1999, along with any subsequent Form 10-Qs and Form 8-Ks.

2.  Inventories at September 30, 2000, and December 31, 1999, were as follows:


                                                       September 30, 2000             December 31, 1999
                                                       ------------------             -----------------
                  Raw materials                            $16,287,000                   $20,678,000
                  Work in process                            5,254,000                     3,959,000
                  Finished goods                             2,473,000                     3,446,000
                                                           -----------                   -----------
                                                           $24,014,000                   $28,083,000
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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                     Per                                           Per
                                                                    Share                                         Share
                                        Income          Shares      Amount         Income           Shares        Amount
                                    ------------------------------------------------------------------------------------
                                                                      Three-Months Ended
                                    ------------------------------------------------------------------------------------
                                               September 30, 2000                            September 30, 1999
                                    --------------------------------------       ---------------------------------------
Basic net income per common
share                               $  729,000        5,643,000       $.13       $1,154,000        5,632,000       $.20

Effect of dilutive securities               --          100,000         --               --          232,000         --
                                    ----------       ----------       ----       ----------       ----------       ----
Dilutive net income per
common share                        $  729,000        5,743,000       $.13       $1,154,000        5,864,000       $.20
                                    ==========       ==========       ====       ==========       ==========       ====

                                                                      Per                                          Per
                                                                     Share                                        Share
                                       Income           Shares       Amount        Income           Shares        Amount
                                    ------------------------------------------------------------------------------------
                                                                       Nine-Months Ended
                                    ------------------------------------------------------------------------------------
                                                September 30, 2000                           September 30, 1999
                                    --------------------------------------        --------------------------------------
Basic net income per common
share                               $2,073,000        5,628,000       $.37        $3,720,000        5,642,000       $.66

Effect of dilutive securities               --          132,000       (.01)               --          235,000       (.03)
                                    ----------       ----------       ----        ----------       ----------       ----
Dilutive net income per
common share                        $2,073,000        5,760,000       $.36        $3,720,000        5,877,000       $.63
                                    ==========       ==========       ====        ==========       ==========       ====

For the three-month periods ended September 30, 2000 and 1999, 60,272 and 86,038 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive. For the nine-month periods ended September 30, 2000 and 1999, 600,181 and 173,114 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. During the five-month transition period ended December 31, 1999, the Registrant recorded charges of $4,273,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. An additional $650,000 provision for excess and obsolete inventory was charged to cost of products sold, and an additional $504,000 of restructuring costs was charged to expense in the three-month period ended September 30, 2000. Restructuring costs for the nine-month period ended September 30, 2000, were $549,000. In addition, approximately $296,000 of additional restructuring costs will be recognized during the fourth quarter of calendar year 2000. The additional restructuring costs are the result of the Registrant's decision to integrate the operations of its SL Waber and Condor D.C. Power Supplies subsidiaries and are primarily for severance and other payroll related costs. The Registrant anticipates that substantially all of the charges will be paid or incurred by the end of the fourth quarter of calendar year 2000. At September 30, 2000, the restructuring costs, inventory writedowns and losses on commitments remaining from the $5,472,000 in charges was as follows: $1,314,000 in inventory reserves, $146,000 in accrued liabilities, and $79,000 in accounts payable.

5. Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Registrant effective July 31, 1999. Under the disclosure requirements of SFAS 131, the Registrant classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. Comparative results in thousands for the three-month and nine-month periods are as follows:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                     2000            1999            2000            1999
                                                  ---------       ---------       ---------       ---------
Net sales
---------
Power Supplies ..............................     $  15,372       $  13,245       $  48,672       $  31,102
PCDUs .......................................         8,532           7,657          25,728          20,904
Motion Control Systems ......................         5,536           6,044          16,397          17,058
Electric Utility Equipment
  Protection Systems ........................         5,529           5,069          18,234           8,657
Surge Suppressors ...........................         4,381           6,615          15,196          21,647
Other .......................................         1,492           1,141           4,296           3,621
                                                  ---------       ---------       ---------       ---------
Consolidated ................................     $  40,842       $  39,771       $ 128,523       $ 102,989
                                                  =========       =========       =========       =========

Operating income (loss)
-----------------------
Power Supplies ..............................     $     788       $   1,413       $   3,902       $   4,525
PCDUs .......................................           996           1,114           3,732           2,983
Motion Control Systems ......................           806             487           1,867           1,742
Electric Utility Equipment
  Protection Systems ........................           397             354           1,905             753
Surge Suppressors ...........................        (2,144)           (720)         (5,222)         (2,224)
Other .......................................            59            (454)         (1,489)           (877)
                                                  ---------       ---------       ---------       ---------
Subtotal ....................................           902           2,194           4,695           6,902
Restructuring costs .........................          (504)             --            (549)             --
Settlement of Class Action Suit .............           875              --             875              --
                                                  ---------       ---------       ---------       ---------
Consolidated ................................     $   1,273       $   2,194       $   5,021       $   6,902
                                                  =========       =========       =========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

The principal source of cash during the Registrant's nine-month period ending September 30, 2000, of $5,131,000 net, was provided by operating activities, while investing and financing activities used cash of $2,008,000, net, and $4,164,000, net, respectively. The net cash provided by operating activities resulted primarily from net income before depreciation and amortization, accounts receivable collections and inventory reductions, offset, in part, by payments of vendor invoices. The net cash used in investing activities resulted primarily from purchases of tooling, production, computer and telephone equipment, and the acquisition of a small machining operation. The net cash used in financing activities resulted primarily from the net repayment of long-term debt.

The Registrant's borrowing capacity at September 30, 2000, remained above its use of outside financing. As of September 30, 2000, the Registrant had $4,394,000 available for use under its $40,000,000 Revolving Credit Agreement since $1,344,000 was allocated to outstanding trade letters of credit, $5,561,000 remained from the acquisition of all of the issued and outstanding shares of Elektro-Metall Export GmbH ("EME"), $12,000,000 remained from the acquisition of all the issued and outstanding common shares of RFL Electronics Inc. ("RFL"), $7,200,000 was utilized for the acquisition of certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products") and $9,501,000 was utilized for working capital requirements. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, as amended, with all of which the Registrant is in compliance, and has a maturity date of October 31, 2003. As amended on September 30, 2000, borrowings under the Agreement are collateralized by substantially all of the Registrant's trade accounts receivable and cash surrender value of its life insurance policies. As of September 30, 2000, the Registrant had a $5,000,0000 leasing agreement with one of its banks. Under this agreement, the Registrant can lease its capital equipment for periods ranging from three to seven years at interest rates of 3.05% to 8.08%. In addition, EME has approximately $4,283,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.7% to 7.95%. No financial covenants are required. Also, as of September 30, 2000, the Registrant had $11,350,000 available from the cash surrender value of its life insurance policies.

During the three-month period ended September 30, 2000, the ratio of current assets to current liabilities increased from 2.2 to 1 to 2.3 to 1. The increase was primarily related to a 15% decrease in current liabilities, offset, in part, by a 10% decrease in current assets.

Capital expenditures for the nine-month period ended September 30, 2000, amounted to $1,753,000 and were primarily for purchases of tooling, production, computer and telephone equipment. The Registrant anticipates that future commitments for additional capital equipment will be funded under the terms of its leasing agreement. The remaining capital expenditures will be funded by cash generated by operations, and to the extent necessary, the utilization of borrowings under the Registrant's Revolving Credit Agreement.

The Registrant is not aware of any demands, commitments or uncertainties in the normal course which are likely to impair its ability to generate or borrow adequate amounts of cash to meet its future needs, which include payment of dividends, capital expenditures and expenditures for working capital requirements.

Results of Operations
---------------------

Calendar 2000 Compared to Calendar 1999

Consolidated net sales for the three-month and nine-month periods ended September 30, 2000, increased 3% and 25%, respectively, as compared to the net sales realized during the corresponding periods a year ago. The three-month sales increase included three months of net sales realized from the Todd Products' product lines, which were acquired at the end of July 1999. If the noncomparative net sales of Todd Products' product lines were excluded from the current three-month period, net sales decreased by 1%, as compared to the same period last year. In addition to the Todd Products' product lines, the nine-month sales increase included the net sales of RFL, which was acquired in May 1999. If the noncomparative net sales of RFL and Todd Products' product lines were excluded from the current nine-month period, net sales increased by 2%, as compared to the same period last year. Net sales for the three-month and nine-month periods ended September 30, 2000, increased in the power supplies, power conditioning and distribution units, and electric utility equipment protection systems segments. Net sales in the motion control systems and surge suppressors segments decreased during the three-month and nine-month periods ended September 30, 2000. The sales increases in the power supplies segment were primarily due to an increase in orders received from medical and telecommunications customers, as well as customers in the distribution channel. The sales increase in the power conditioning and distribution units segment during the three-month period ended September 30, 2000, was a result of strong demand. The sales increase during the nine-month period was a result of strong demand and a weak semiconductor market during the first half of the prior year. The sales increases in both periods were offset, in part, by the affect of the strong dollar on the segment's European business. The sales increases in the electric utility equipment protection systems segment were primarily due to increased demand, as well as the inclusion of RFL Electronics Inc.'s results for nine months in calendar 2000, as compared to five months in calendar 1999. The sales decreases in the motion control systems segment during the three-month and nine-month periods were primarily due to extended lead times for components, customers' rescheduling their orders for precision motor products and the affect of the strong dollar on its European business. The sales decreases in the surge suppressors segment were related to the nonpursuit of unprofitable business within the retail market. The business within this segment is integrating its operations with the business within the power supplies segment and has refocused its efforts on higher margin opportunities to supply power protection systems to major service providers and equipment manufacturers. All of the businesses within the above segments are being adversely affected by electronic component shortages.

The Registrant also realized operating income of $1,273,000 and $5,021,000 for the three-month and nine-month periods, respectively, as compared to operating income of $2,194,000 and

$6,902,000, during the corresponding periods a year ago. The operating income for the three-month and nine-month periods ended September 30, 2000, included the $650,000 charge to cost of products sold, and restructuring costs of $504,000 and $549,000, respectively, that were recognized by the Registrant's SL Waber subsidiary. In addition, approximately $296,000 of additional restructuring costs will be recognized during the fourth quarter of calendar year 2000 as a result of the integration of SL Waber and Condor D.C. Power Supplies. We anticipate that SL Waber will continue to realize adverse operating financial results through the remainder of Calendar 2000, which will continue to negatively impact the Company's consolidated operating financial results.

The operating income for the three-month and nine-month periods also included a reversal of a $650,000 accrual for environmental penalties since management believes, based on consultation with legal counsel, that the chance of payment is remote. In addition, operating income for both periods included a gain of $875,000 from the settlement of a class action suit with one of the registrant's life insurance carriers. During the three-month and nine-month periods ended September 30, 2000, operating income increased in the motion control systems and electric utility equipment protection systems segments, while operating income decreased in the power supplies and surge suppressors segments. During the three-month period, operating income also decreased in the power conditioning distribution unit segment, while increasing during the nine-month period ended September 30, 2000. The increased operating income in the motion control systems segment was primarily due to higher margins, offset, in part, by the affect of the strong dollar on the segment's European business. The increased operating income in the electric utility equipment protection system segment was the result of increased volume, as well as the inclusion of RFL Electronics Inc.'s results for nine months in calendar 2000, as compared to five months in calendar 1999. The decreased operating income in the power supplies segment was primarily due to product mix, lower volume as a result of electronic component shortages and the incremental costs associated with the integration of both the Todd Products' product lines and surge suppressors business. The decreased operating income in the surge suppressors segment was primarily due to lower sales volume and the $650,000 provision for excess and obsolete inventory. The three-month period decrease in operating income in the power conditioning distribution units segment was related to $540,000 of costs associated with the expansion of the Registrant's European power distribution business. The nine-month period increase in operating income in the power conditioning distribution units segment was primarily due to higher sales volume and lower operating cost, offset, in part, by the costs associated with the power distribution business expansion.

Cost of products sold for the three-month and nine-month periods increased 14% and 31%, as compared to last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and nine-month periods, cost of products sold increased 10% and 7%, respectively, as compared to last year. As a percentage of net sales, cost of products sold for the three-month period was 72% and for the nine-month period was 68%, as compared to 65% for both periods a year ago. If the noncomparative results of RFL and Todd Products' product lines were excluded, cost of products sold, as a percentage of net sales, for the three-month and nine-month periods was 71% and 68%, as compared to 65% for both periods last year. The above increases were primarily related to the $650,000 provision for excess and obsolete inventory at SL Waber and product mix.

Engineering and product development expenses for the three-month period decreased 1% and for the nine-month period increased 33%, as compared to the same periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and nine-month periods, engineering and product development expenses decreased 7% and increased 4%, respectively, as compared to last year. As a percentage of net sales, engineering and product development expenses for the three-month and nine-month periods were 6% and 7%, respectively, as compared to 7% for both periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded, engineering and product development expenses, as a percentage of net sales, were also 6% and 7%, respectively, as compared to 7% for both periods last year.

Selling, general and administrative expenses for the three-month period decreased 15% and for the nine-month period increased 23%, as compared to the same periods last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and nine-month periods, selling, general and administrative expenses decreased approximately 18% and increased approximately 2%, respectively, as compared to the same periods last year. As a percentage of net sales, selling, general and administrative expenses for the three-month and nine-month periods were 17% and 19%, respectively, as compared to 20% and 19%, respectively, a year ago. If the noncomparative results of RFL and the Todd Products' product lines were excluded, selling, general and administrative expenses, as a percentage of net sales, were 17% and 19%, respectively, as compared to 20% and 19% a year ago. The three-month decrease was primarily related to the reversal of the $650,000 accrual for environmental penalties that is no longer required and decreased delivery expenses.

Depreciation and amortization expense for the three-month and nine-month periods decreased 7% and increased 15%, as compared to last year. If the noncomparative results of RFL and Todd Products' product lines were excluded from the three-month and nine-month results, depreciation and amortization expense decreased 9% and 6%, respectively, as compared to last year. The decreases were primarily related to reduced depreciation and amortization of computer hardware and software, respectively.

Interest income for the three-month and nine-month periods increased by 46% and 59%, respectively, as compared to last year. The reason for the increase was more cash available for investment and higher interest rates. Interest expense for the three-month and nine-month periods increased 31% and 120%, respectively, as compared to last year. The three-month increase resulted primarily from a higher debt balance as a result of the Todd Products' product lines acquisition and the nine-month increase resulted primarily from a higher debt balance as a result of the RFL and Todd Products' product lines acquisitions.

The effective tax rate for the three-month and nine-month periods was (16%) and 32%, respectively, as compared to 32% and 39%, respectively, a year ago. Both the three and nine-month period effective tax rates reflect the $875,000 gain from the settlement of the class action suit which is not subject to tax, offset, in part, by the higher effective tax rate associated with the Registrant's profitable German operation.


Forward-Looking Information
---------------------------

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include, unanticipated losses, unpredictability of future revenues, potential fluctuations in quarterly operating results, inability to achieve increased operational efficiencies, failure to produce anticipated customer benefits, failure of products to perform to specifications, changes in the general economy, global economic conditions, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, currency fluctuations, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), the Company's ability to recruit, develop and retain employees, its ability to successfully implement new technology, shortages of key electronic components and the stability of product costs. These factors also include, in particular, whether, and the extent to which, certain of the Registrant's markets which had experienced a slowdown recover or continue to recover. The Registrant's financial results will also depend on the extent to which management is able to successfully integrate the operations of the Registrant's surge suppressors segment with the operation of its power supplies segment.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Registrant does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the July 31, 1999, Form 10K which is incorporated herein by reference.

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

         The information called for by this section is listed in the Exhibit Index of this report.

(b) Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three-month period ended September 30, 2000.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SL INDUSTRIES, INC.
                                                       -------------------
                                                       Registrant


Dated:                                       Owen Farren
      ------------------------               -------------------------
                                             Owen Farren
                                             President,
                                             Chief Executive Officer
                                             and Chairman of the Board


Dated:                                       James E. Morris
      -----------------------                -------------------------
                                             James E. Morris
                                             Vice President,
                                             Corporate Controller,
                                             and Treasurer

                                INDEX TO EXHIBITS
                                -----------------

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