Form 10-K
period 2000-12-31
SL INDUSTRIES INC
filed 2001-03-30
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     (Mark One)
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

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

Securities registered pursuant to Section 12(b) of the Act:             Name of each exchange on which registered
           Title of each class                                            New York Stock Exchange
      Common stock, $.20 par value                                          Philadelphia Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

On March 16, 2001, the aggregate market value of SL common stock was approximately $79,619,000.

The number of shares of common stock outstanding as of March 16, 2001, was 5,687,057.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


(a) GENERAL DEVELOPMENT OF BUSINESS

On March 29, 1956, the Registrant was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc., in November 1963, SGL Industries, Inc., in November 1970 and then to the present name of SL Industries, Inc., in September 1984. The Registrant and its subsidiaries design and produce proprietary advanced systems and equipment for the Power and Data Quality ("PDQ") industry. The products of the Registrant and its subsidiaries are sold to Original Equipment Manufacturers ("OEMs") and incorporated into larger industrial equipment and systems or sold through distribution for general retail or commercial use.

For the most part, the Registrant and its subsidiaries concentrate on specialty markets believed to offer higher profit margins and greater potential for growth than industrial commodities. During the year ended December 31, 2000, the five months ended December 31, 1999 and fiscal years ended July 31, 1999 and July 31, 1998, no single customer accounted for more than 10% of consolidated net sales. Export sales are not a material part of the Registrant's business.

On May 11, 1999, pursuant to a Share Purchase Agreement dated April 1, 1999, the Registrant, acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL"). The Registrant paid $11,387,000 in cash and gave promissory notes with an aggregate face amount of $75,000, which bear simple interest at a rate of 5.5% per annum, at closing. In addition, the Registrant paid a contingent payment of $1,000,000 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment primarily sold to the electric power utility industry.

On July 27, 1999, pursuant to an Asset Purchase Agreement dated July 13, 1999, Condor D.C. Power Supplies, Inc. ("Condor"), a wholly-owned subsidiary of the Registrant, acquired certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Registrant paid $7,430,000; cash in the amount of $3,700,000, and assumption of debt equal to approximately $3,730,000. Condor also entered into a ten-year Consulting Agreement with the Chief Executive Officer of Todd Products for an aggregate amount of $1,275,000, which is paid in quarterly installments ending three years after the acquisition. Todd Products is a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries.

Pursuant to a resolution adopted by the Board of Directors on September 24, 1999, the Registrant elected to change the date of its fiscal year-end from July 31 to December 31, commencing January 1, 2000. As a result, a transition period for the five month period ended December 31, 1999, was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated balance sheets have been prepared at December 31. The consolidated statements of operations and cash flows present information for the years ended July 31, 1998 and July 31, 1999, the five month periods ended December 31, 1998 and December 31, 1999, and the year ended December 31, 2000.

On March 22, 2001, the Registrant filed a Period Report on Form 8-K, which contained a press release issued by the Registrant on March 19, 2001. On that date the Registrant announced, among other things, that the Board of Directors had completed its previously announced review of strategic alternatives and determined to explore a sale of the Registrant in order to maximize its value for shareholders. Credit Suisse First Boston, New York, assisted the Registrant's Board of Directors in its review and has been engaged to lead this process.


(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about the Registrant's business segments is incorporated herein by reference to Note 13 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.


(c) NARRATIVE DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Registrant, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contain forward-looking information, particularly statements which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, such as expansion and growth of the Registrant's business, future capital expenditures and the Registrant's prospects and strategy. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Registrant.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Registrant's business in or beyond the Registrant's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether or not a sale of the Registrant can be successfully effected and the timing and degree of any business recovery in certain of the Registrant's markets that are currently experiencing a cyclical economic downturn.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Registrant does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

SEGMENTS

During the fiscal year ended July 31, 1999, the five month period ended December 31, 1999 and the year ended December 31, 2000, the Registrant was comprised of six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. During the fiscal year ended July 31, 1998, the Registrant operated principally in one business segment; the design, production and marketing of advanced power and data quality systems.

PRODUCTS

Power Supplies - The Registrant produces a wide range of standard and custom power supply products which convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced with ranges in power from 1 to 5000 watts and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric equipment and other motion control systems. Uninterruptible power supplies that provide back-up power in the event of a power failure are also produced by this segment. Uninterruptible power supply products are also used to recharge batteries and, in some applications, provide a direct power supply to connected equipment. These products are sold through a worldwide network of sales representatives and electronic distributors to OEM customers in the medical, industrial, telecommunications and instrumentation markets; as well as to retailers and wholesalers of office, computer and consumer products. For the year ended December 31, 2000 and the fiscal years ended July 31, 1999 and July 31, 1998, net sales of power supplies, as a percentage of consolidated net sales, were 38%, 27% and 31%, respectively. For the five month periods ended December 31, 1999 and December 31, 1998, net sales of power supplies, as a percentage of consolidated net sales, were 37% and 27%, respectively.

Power Conditioning and Distribution Units - The Registrant is a leader in the design and manufacture of customized power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system to the Registrant helps its customers reduce cost and time to market, while increasing system performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and cellular radio systems. Power distribution products can be found in aerospace applications such as passenger entertainment units, and in automotive applications used in mirror controls and general power wiring systems throughout the vehicle. Products are also designed and manufactured that safely convert a high power input into user specified output ranges. A majority of these products are sold directly to OEM customers who include them with their systems, which are sold to the end user. For the year ended

December 31, 2000 and the fiscal years ended July 31, 1999 and July 31, 1998, net sales of power distribution and power conditioning units, as a percentage of consolidated net sales, were 20%, 20% and 17%, respectively. For the five month periods ended December 31, 1999 and December 31, 1998, net sales of power distribution and power conditioning units, as a percentage of consolidated net sales, was 18% for both periods.

Motion Control Systems - The Registrant is continuing its recent growth as a technological leader in the design and manufacture of intelligent, high power density precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs including fuel cell energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. Electromechanical products for aerospace and ordnance applications are used in rudder trim actuation, cargo manipulation and door control. Some of the more recent developments are the production of power drive units for aircraft on-board cargo loading systems and electrical seat actuation systems for aircraft business class seats. For the year ended December 31, 2000 and the fiscal years ended July 31, 1999 and July 31, 1998, net sales of motion control systems, as a percentage of consolidated net sales, were 13%, 19% and 14%, respectively. For the five month periods ended December 31, 1999 and December 31, 1998, net sales of motion control systems, as a percentage of consolidated net sales, were 12% and 18%, respectively.

Electric Utility Equipment Protection Systems - The Registrant designs and manufactures teleprotection products/systems that are used to protect electric-utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. Products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. The Registrant provides customer service and maintenance for all electric utility equipment protection systems. Sales are made through both Company and independent sales representatives. For the year ended December 31, 2000 and the fiscal year ended July 31, 1999, net sales of electric utility equipment protection systems, as a percentage of consolidated net sales, were 15% and 4%, respectively. For the five month period ended December 31, 1999, net sales of electric utility equipment protection systems, as a percentage of consolidated net sales, was 14%.

Surge Suppressors - Surge suppressors are sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. The Registrant is a leader in the design and manufacture of surge suppressors for the industrial, OEM and retail marketplaces. These products are sold to distributors and dealers of electronics and electrical supplies; retailers and wholesalers of office, computer, and consumer products; and to OEMs. For the year ended December 31, 2000 and the fiscal years ended July 31, 1999 and July 31, 1998, net sales of surge suppressors, as a percentage of consolidated net sales, were 11%, 26% and 35%, respectively. For the five month periods ended December 31, 1999 and December 31, 1998, net sales of surge suppressors, as a percentage of consolidated net sales, were 16% and 31%, respectively.

RAW MATERIALS

Raw materials are supplied by various domestic and international vendors. In general, availability for materials is not a problem for the Registrant. However, in the fourth quarter of 2000 the Registrant experienced shortages in the supply of certain strategic components for power supplies. The Registrant expects shortages for such components to continue to some extent through the first half of 2001.

Raw materials are purchased direct from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to eight weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

SEASONALITY

Generally, seasonality is not a factor.

SIGNIFICANT CUSTOMERS

No business has a customer which accounts for 10% or more of consolidated net sales. The loss of any single customer should not have a material adverse affect on the business.

BACKLOG

Backlog at March 9, 2001, March 9, 2000 and September 5, 1999, were $62,242,000, $60,693,000 and $58,256,000, respectively.

COMPETITIVE CONDITIONS

The businesses are in active competition with domestic and foreign companies, some with national and international name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, the surge suppressor and power supply businesses have experienced significant off-shore competition for certain products in certain markets. Currently, the businesses are sourcing many components and products outside of the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. The businesses differentiate themselves from their competition by concentrating on customized products based on customer needs. The businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

ENVIRONMENTAL

The Registrant (together with the industries in which it operates or has operated) is subject to United States, Mexican, Hungarian and German environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Registrant and the industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Registrant to remediate or mitigate the affects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what affect these laws and regulations will have on the Registrant in the future.

It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. For additional information related to environmental issues, see Note 10 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2000, the Registrant had approximately 2000 employees. Of these employees, approximately 544 are subject to collective bargaining agreements.

FOREIGN  OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Maryland, the Registrant manufactures substantial quantities of products in leased premises located in Mexicali, Reynosa, Matamoros and Nogales, Mexico, Ingolstadt, Germany and Paks, Hungary. These external and foreign sources of supply present risks of interruption for reasons beyond the Registrant's control, including political or economic instability and other uncertainties regarding Mexico, Germany and Hungary.

Generally, the Registrant's revenues are priced in United States dollars and German marks and its costs and expenses are priced in United States dollars, Mexican pesos, German marks and Hungarian forints. Accordingly, the competitiveness of Registrant's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 21%, 21% and 6% of revenues for the year ended December 31, 2000, and the fiscal years ended July 31, 1999, and July 31, 1998, respectively. Foreign sales comprised 18% and 20% of revenues for the five month periods ended December 31, 1999 and December 31, 1998, respectively. Additionally, the Registrant is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Mexican peso, German mark and Hungarian forint. At December 31, 2000, the Registrant had net liabilities of $349,000 subject to fluctuations in the value of the Mexican peso and net assets of $58,000 subject to fluctuations in the value of the German mark. Fluctuations in the value of the Mexican peso, German mark and Hungarian forint were not significant in 1999 and 2000. However, there can be no assurance that the value of the Mexican peso, German mark or Hungarian forint will continue to remain stable.

ADDITIONAL INFORMATION

Additional information regarding the development of the Registrant's businesses during 2000 is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Set forth below are the properties as of December 31, 2000.


                                                                             Approx.           Owned or Leased
                                                                             Square                  And
    Location                    General Character                            Footage           Expiration Date
    --------                    -----------------                            -------           ---------------
Montevideo, MN           Manufacture of precision motors                      30,000                Owned
                         and motion control systems

Matamoros, Mexico        Manufacture of precision motors                      12,000          Leased - 11/05/01


Nogales, Mexico          Manufacture of power protection products             65,000          Leased - 12/31/02


Mt. Laurel, NJ           Power protection products                            15,900          Leased - 01/31/01
                                                                                                 (vacated on
                                                                                                   1/31/01)

Oxnard, CA               Manufacture and distribution of power                36,480          Leased - 02/28/03
                         supply products


Mexicali, Mexico         Manufacture and distribution of power                                     Leased
                         supply products                                      40,000               6/01/01
                                                                              21,150              08/31/01

Brentwood, NY            Design of power supply products                      46,894          Leased - 5/31/02

San Diego, CA            Manufacture of power distribution and                45,054          Leased - 03/22/02
                         conditioning units

Ingolstadt, Germany      Manufacture of actuation systems and power           36,210                Owned
                         distribution products                                16,684          Leased - 09/30/03

Boonton Twp., NJ         Manufacture of electric utility equipment            78,000                Owned
                         protection systems

Camden, NJ               Industrial surface finishing                         15,800                Owned

Pennsauken, NJ           Industrial surface finishing                          6,000                Owned

                         warehouse

Forest Hills, MD         Industrial parts / plating                           11,000          Leased - 5/31/01

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


ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. The Registrant is also a party to certain proceedings relating to environmental compliance remediation. It is management's opinion that the impact of these legal actions will not have a material affect on the financial position or results of operations of the Registrant. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Registrant. The adverse resolution of any one or more of these matters could have a material adverse affect on the business, operating results, financial condition or cash flows of the Registrant. Additional information pertaining to legal proceedings is found in Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual report on Form 10-K, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As a result of the change in the Registrant's fiscal year from July 31 to December 31, the Registrant did not hold an Annual Meeting of Shareholders during the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                        -------------------------------------------------------------------------------
                          Twelve Months ended         Five Months ended       Twelve Months ended
                           December 31, 2000          December 31, 1999       July 31, 1999
                        -------------------------------------------------------------------------------
                           HIGH         LOW         HIGH           LOW          HIGH         LOW
                        -------------------------------------------------------------------------------
Stock Prices
1st Quarter...........    12 5/8       8 7/8       15 1/2         11 1/2       14 3/4       9 1/2
2nd Quarter...........    10           8 3/8       13 1/2         11 1/2       13 3/4      11 3/4
3rd Quarter...........    13           9 3/8          -             -          13          11 3/8
4th Quarter...........    12 1/8      10              -             -          13 5/8      11 3/8

Dividends
Cash - November.......           $.05                       $.05                      $.04
Cash - June...........           $.05                         -                       $.05
                        -------------------------------------------------------------------------------

As of March 16, 2001, there were approximately 1,000 registered shareholders. A semi-annual cash dividend of $.05 per share was declared on May 18, 2000, which was paid on June 9, 2000, to shareholders of record on June 2, 2000 and a semi-annual cash dividend of $.05 per share was declared on September 22, 2000, which was paid on November 22, 2000, to shareholders of record on November 1, 2000.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the Registrant's year ended December 31, 2000, five month period ended December 31, 1999 and four fiscal years ended July 31, 1996 to July 31, 1999 is set forth below. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto for the corresponding periods contained in Part IV of this Annual Report on Form 10-K.


                                  Twelve                         Twelve        Twelve         Twelve         Twelve
                                  Months       Five Months       Months        Months         Months         Months
                                  Ended          Ended           Ended         Ended          Ended          Ended
                                 December       December          July          July           July           July
                                   2000           1999            1999          1998           1997           1996
                                ---------      ---------       ---------      ---------      ---------      ---------
                                                (In thousands, except per share data)
SUMMARY OF OPERATIONS
Net sales ................      $ 167,746      $  70,970       $ 125,128      $ 118,212      $ 115,687      $ 117,313
Net income (loss)
(1) ......................      $   1,700      ($    684)      $   5,406      $   5,313      $   7,815      $   3,498
Diluted net income
(loss)  per common
share (1) ................      $    0.30      $   (0.12)      $     .92      $     .90      $    1.30      $     .59
Shares used in
computing Diluted net
income (loss) per
common share .............          5,757          5,624           5,876          5,897          6,021          5,950
Cash dividend per
  Common share ...........      $     .10      $     .05       $     .09      $     .08      $     .07      $     .06
Year-end financial
position
Working capital ..........      $  31,180      $  33,042       $  24,812      $  21,344      $  17,399      $  20,765
Current ratio ............            2.3            2.2             1.9            2.1            1.8            2.3
Total assets .............      $ 113,481      $ 117,050       $ 112,686      $  80,915      $  66,804      $  64,175
Long-term debt ...........      $  36,533      $  39,245       $  31,984      $  13,283      $     700      $  13,186
Shareholders'
equity ...................      $  43,350      $  42,072       $  42,842      $  38,345      $  36,492      $  28,680
Book value per
share ....................      $    7.69      $    7.48       $    7.61      $    6.84      $    6.27      $    4.98
Other
Capital
expenditures (2) .........      $   2,586      $   1,375       $   2,688      $   2,756      $   2,097      $   2,219
Depreciation and
   amortization ..........      $   4,983      $   2,129       $   3,881      $   3,043      $   2,700      $   2,584

(1) Calendar 2000 includes pre-tax income of $875,000 related to the settlement of a class action suit against one of the Registrant's insurers, $650,000 related to the reduction of a contingency reserve for environmental costs offset by restructuring costs of $790,000 ($481,000 or $.08 per diluted share, after tax) related to its SL Waber subsidiary.

The five month period ended December 31, 1999 includes restructuring costs, inventory writedowns and loss on commitments of $4,273,000, net of related taxes, and $1,812,000 related to the demutualization of one of its life insurance carriers, net of related taxes.

Fiscal 1997 includes pre-tax gain, net of severance, facility closing, legal and other costs, on disposition of subsidiary of $5,888,000, increasing net income by $3,556,000, or $.59 per common share.

(2) Excludes assets acquired in business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 2000 (2000), the net cash provided by operating activities was $6,392,000, as compared to $4,527,000 and $6,621,000 provided during the twelve months ended July 31, 1999 (fiscal 1999) and the twelve months ended July 31, 1998 (fiscal 1998), respectively. The 2000 increase, as compared to fiscal 1999, resulted primarily from decreased receivables and inventories, offset, in part, by lower income and reduction of accounts payable. The fiscal 1999 decrease, as compared to fiscal 1998, resulted primarily from increased inventories and federal and state income tax payments, offset, in part, by a reduction in accounts receivable and an increase in accounts payable. During 2000, the net cash used in investing activities of $2,827,000 was primarily related to capital expenditures. During fiscal 1999, the net cash used in investing activities of $21,051,000 was primarily related to the acquisition of all the issued and outstanding common shares of RFL, the acquisition of certain net operating assets of Todd Products and capital expenditures, offset, in part, by the proceeds received from the sale of land and buildings leased to a third party. During fiscal 1998, the net cash used in investing activities of $13,634,000 was primarily related to the acquisition of all of the issued and outstanding common shares of Elektro-Metall Export GmbH ("EME") and capital expenditures. During 2000, the net cash used by financing activities of $3,729,000 was primarily related to the net payment of long term debt. During fiscal 1999, the net cash provided by financing activities of $16,543,000 was primarily related to the use of the Registrant's revolving line of credit for the RFL and Todd Products acquisitions. During fiscal 1998, the net cash provided by financing activities of $7,000,000 was primarily related to the use of the Registrant's revolving line of credit for the EME acquisition, offset, in part, by the purchase of 375,500 shares of the Registrant's common stock.

The Registrant's current ratio was 2.3 to 1 at December 31, 2000 and 2.2 to 1 at December 31, 1999. The December 31, 2000 increase, as compared to December 31, 1999, resulted from a 9% decrease in current liabilities, as compared to a 7% decrease in current assets.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Registrant were 46% at December 31, 2000 and 49% at December 31, 1999. The 2000 decrease in total borrowings, as compared to fiscal 1999, was primarily a result of the Registrant's partial repayment of its revolving line of credit. The fiscal 1999 increase in total borrowings, as compared to fiscal 1998, was primarily a result of the Registrant's use of its revolving line of credit to purchase all of the issued and outstanding shares of RFL and the net operating assets of Todd Products. At December 31, 2000, the Registrant had $1,374,000, net of outstanding trade letters of credit of $3,310,000, of this credit facility available for use. See Note 8 to the Consolidated Financial Statements for additional information about the credit agreement.

Capital expenditures of $2,586,000 in 2000, $2,688,000 in fiscal 1999 and $2,756,000 in fiscal 1998, primarily included improvement in process technology and increased production capacity. Capital expenditures during the five months ended December 31, 1999 of $1,375,000 and the five months ended Decemeber 31, 1998 of $1,390,000, primarily included investments in new process technology and increased production capacity. During 2001, the Registrant plans to make minimal capital expenditures in response to the slowdown in the U.S. economy. Capital expenditures, to the extent they are authorized, are expected to be funded through cash provided by operations.

The Registrant has been able to generate adequate amounts of cash to meet its operating needs. During the fourth quarter of 2000 and the first quarter of 2001, the Registrant experienced negative operating cash flows at one of its business segments as a result of a shortage of certain strategic components and a severe economic slowdown in the telecommunications industry. As a result, the Registrant has suspended planned capital expenditures and will take such additional action as it deems appropriate to reduce costs in line with lower revenue expectations. If the business downturn in the telecommunications market and semiconductor industry continues for a prolonged period of time, the Registrant may be required to borrow additional funds over and above the amounts provided by its current facility to meet its future needs. Additional financing, if available, may not be available on satisfactory terms.

With the exception of the Registrant's surge suppressors and the segment reported as "other", all of the Registrant's remaining operating segments are profitable and are expected to remain so. The surge suppressors and "other" segments' underperformance during 2000 had an adverse affect on the Registrant's results, which offset the aggregate favorable performance of the remaining segments. The underperformance of the surge suppressors segment was attributable to restructuring charges, inventory devaluations and operating losses sustained largely in the mass merchandise/retail market. The Registrant is improving the surge suppressors segment's competitive position by withdrawing from the mass merchandise/retail market, downsizing and consolidating operations and eliminating administrative overhead expenses. The performance of the "other" business segment is largely the result of corporate overhead and expenses.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 (2000) COMPARED WITH TWELVE MONTHS ENDED JULY 31, 1999 (FISCAL 1999)

Consolidated net sales in 2000 of $167,746,000 increased approximately 34% ($42,618,000), as compared to consolidated net sales in fiscal 1999. Consolidated net sales for 2000 included twelve months of RFL's net sales of $24,426,000 and twelve months of Todd Products' net sales of $26,412,000. Consolidated net sales in fiscal 1999 of $125,128,000 included three months of RFL's net sales of $5,274,000. Net income in fiscal 2000 was $1,700,000, or a diluted $0.30 per share, as compared to net income in fiscal 1999 of $5,406,000, or a diluted $0.92 per share.

The power supplies segment's net sales in 2000 increased approximately 87% ($29,408,000) and its operating income decreased approximately 26% ($1,469,000), as compared to fiscal 1999 net sales and operating income. Contributing to the increase in net sales was the acquisition of the net operating assets of Todd Products. The decrease in operating income in 2000 resulted from costs associated with the integration of the operation of Todd Products during the year.

The power conditioning and distribution units segment's net sales in 2000 increased approximately 36% ($8,903,000) and operating income increased approximately 71% ($1,914,000), as compared to fiscal 1999, primarily due to the increased net sales of higher margin power conditioning units.

The motion control systems segment's net sales in 2000 decreased approximately 7% ($1,533,000) and operating income increased approximately 5% ($123,000), as compared to net sales and operating income in fiscal 1999. Contributing to the decreased net sales were increased sales of aviation actuators offset by decreased sales of precision motor products.

The electric utility equipment protection systems segment's net sales and operating income in 2000 included the financial results of RFL for the twelve months in 2000, as compared to three months in fiscal 1999. Net sales in 2000 increased approximately 363% ($19,153,000), and operating income increased approximately 395% ($2,013,000), due to the inclusion of RFL for the full year 2000.

The surge suppressors segment's net sales in 2000 decreased approximately 43% ($14,260,000) and operating loss increased by $6,500,000, from $624,000 in fiscal 1999 to $7,124,000 in 2000. Contributing to these decreases were expenses and losses associated with the Registrant's withdrawal from the mass merchandise/retail market and cost overruns and delays in the introduction of a new product line of surge suppressors. See the Liquidity and Capital Resources section of this MD&A for further explanation.

COST OF SALES

As a percentage of net sales, cost of products sold in 2000 was approximately 68%, as compared to approximately 65% in fiscal 1999. The percentage increase was a direct result of product mix, which included a higher percentage of lower margin products such as actuators and power distribution systems. Cost of sales in 2000 included a reserve of $650,000 for excess and obsolete inventory relating to the Registrant's SL Waber subsidiary.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2000 were $11,306,000, an increase of approximately 47% ($3,626,000), as compared to fiscal 1999. As a percentage of net sales, engineering and product development expenses in 2000 were 7%, as compared to 6% in fiscal 1999. During 2000, increases were primarily related to additional investments made by the businesses within the power supplies and motion control systems segments, as well as additional investments made in connection with the RFL and Todd Products acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2000 were $31,995,000, an increase of approximately 37% ($8,593,000), as compared to fiscal 1999. As a percentage of net sales, selling, general and administrative expenses in 2000 and fiscal 1999 were approximately 19% for both years. This includes a reversal of a $650,000 reserve for environmental penalties, the chance of payment of which is remote, based on consultation with legal counsel.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2000 were $4,983,000, an increase of approximately 28% ($1,102,000) as compared to fiscal 1999. The increase in 2000 was primarily related to the depreciation of property, plant and equipment, the amortization of computer software and the amortization of goodwill associated with the RFL and Todd Products acquisitions.

RESTRUCTURING COSTS

During 2000, the Registrant recognized $790,000 of restructuring costs that were related to its SL Waber subsidiary. For additional information related to restructuring costs, see Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

OTHER INCOME (EXPENSE)

For the year 2000 interest income increased, as compared to fiscal 1999, primarily due to higher cash balances maintained at EME. Interest expense in 2000 increased, as compared to fiscal 1999, primarily due to the higher levels of borrowing during 2000 due to the acquisition of RFL and Todd Products.

TAXES

The effective tax rate on pre-tax income in 2000 was 26%, as compared to 36% in fiscal 1999. This decrease was primarily due to non-taxable income from settlement of a life insurance class action suit and a 4% benefit in the Registrant's effective state tax rate due to utilization of losses related to the Registrant's SL Waber subsidiary.

INCOME FROM CLASS ACTION SUIT

During 2000, the Registrant received $875,000 in settlement of a class action suit against one of its life insurance carriers.

TWELVE MONTHS ENDED JULY 31, 1999 (FISCAL 1999) COMPARED WITH TWELVE MONTHS ENDED JULY 31, 1998 (FISCAL 1998)

Consolidated net sales of $125,128,000 in fiscal 1999 increased approximately 6% ($6,916,000), as compared to consolidated net sales in fiscal 1998. Consolidated net sales in fiscal 1999 included twelve months of EME's net sales of $19,992,000 and three months of RFL's net sales of $5,274,000. Consolidated net sales in fiscal 1998 included one month of EME's net sales of $1,831,000. Net income in fiscal 1999 was $5,406,000, or a diluted $.92 per share, as compared to net income in fiscal 1998 of $5,313,000, or a diluted $.90 per share.

The power supplies segment's net sales in fiscal 1999 decreased approximately 8% ($3,042,000) and its operating income increased approximately 3% ($167,000), as compared to net sales and operating income in fiscal 1998. Contributing to the reduction in net sales were decreased net sales of linear and switching power supplies because of a slowdown in the volume of orders received from customers in the distribution channel, as well as decreased net sales of uninterruptible power supplies because of continued competitive pricing and related pressures in the retail marketplace. The increase in operating income in fiscal 1999 resulted from decreased costs associated with the expiration of a profit sharing agreement during the first half of fiscal 1998.

The power conditioning and distribution units segment's net sales in fiscal 1999 increased approximately 26% ($5,199,000), and its operating income decreased approximately 9% ($282,000), as compared to net sales and operating income in fiscal 1998. Contributing to the increase in net sales and decrease in operating income were increased sales of power distribution systems, offset by decreased sales of higher margin customized power conditioning and distribution units because of a slowdown in the semiconductor industry. Segment results in fiscal 1999 included twelve months of power distribution systems' net sales, as compared to fiscal 1998, which included one month of net sales. If these power distribution systems' net sales were excluded from both periods, net sales and operating income in fiscal 1999 decreased approximately 19% ($3,637,000) and 31% ($904,000), respectively.

The motion control systems segment's net sales in fiscal 1999 increased approximately 46% ($7,376,000) and its operating income increased approximately 72% ($980,000), as compared to net sales and operating income in fiscal 1998. Contributing to the increased net sales and operating income were increased sales of actuators, offset by decreased sales of precision motor products because of customer requests to delay the shipment of their orders. Segment results in fiscal 1999 included twelve months of actuator net sales and operating income, as compared to one month in fiscal 1998. If these actuator sales were excluded from both periods, net sales and operating income in fiscal 1999 decreased approximately 2% ($358,000) and remained constant, respectively.

The electric utility equipment protection systems segment's net sales and operating income in fiscal 1999 included the financial results of RFL for the three month period ended July 31, 1999.

The surge suppressors segment's net sales and operating income in fiscal 1999 decreased approximately 20% ($8,472,000) and 137% ($2,303,000), respectively, as compared to net sales and operating income in fiscal 1998. Contributing to these decreases were delays in the introduction of new products and losses in the mass merchandise/retail market due to competitors' aggressive pricing initiatives. See the Liquidity and Capital Resources section of this MD&A for further explanation.

COST OF SALES

As a percentage of net sales, cost of products sold in fiscal 1999 was approximately 65%, as compared to approximately 63% in fiscal 1998. The percentage increase was a direct result of product mix, which included a higher percentage of lower margin products such as actuators and power distribution systems.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in fiscal 1999 were $7,680,000, an increase of approximately 25% ($1,513,000), as compared to fiscal 1998. As a percentage of net sales, engineering and product development expenses were 6%, as compared to 5% in fiscal 1998. The fiscal 1999 increases were primarily related to additional investments made by the businesses within the power supplies, motion control systems and surge suppressors segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in fiscal 1999 were $23,402,000 a decrease of approximately 9% ($2,174,000), as compared to fiscal 1998. As a percentage of net sales, selling, general and administrative expenses in fiscal 1999 and fiscal 1998 were approximately 19% and 22%, respectively. The fiscal 1999 decreases were primarily related to reduced marketing expenses, staff reductions and the expiration of a profit sharing agreement during the first half of fiscal 1998.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in fiscal 1999 were $3,881,000, an increase of approximately 28% ($838,000), as compared to fiscal 1998. The fiscal 1999 increase was primarily related to the depreciation of property, plant and equipment, the amortization of computer software and the amortization of goodwill associated with the EME and RFL acquisitions.

OTHER INCOME (EXPENSE)

Interest income in fiscal 1999 increased, as compared to fiscal 1998, primarily because of the inclusion of EME's interest income in current year results. Interest expense in fiscal 1999 increased, as compared to fiscal 1998, primarily because of an increase in debt that resulted from the acquisitions of RFL in fiscal 1999 and EME in fiscal 1998.

TAXES

The effective tax rate on pre-tax income in fiscal 1999 was 36%, as compared to 38% in fiscal 1998. This decrease was primarily related to net non-taxable life insurance dividend income and a 1% decrease in the Registrant's effective state tax rate, offset, in part, by a higher effective international tax rate.

FIVE MONTH PERIOD ENDED DECEMBER 31, 1999 (SHORT YEAR 1999) COMPARED WITH FIVE MONTH PERIOD ENDED DECEMBER 31, 1998 (SHORT YEAR 1998)

Consolidated net sales in short year 1999 were $70,970,000, an increase of approximately 42% ($21,154,000), as compared to short year 1998. Consolidated net sales in short year 1999 included five months of RFL's net sales of $10,073,000 and five months of Todd Products' net sales of $11,458,000. RFL and Todd Products were acquired after short year 1998 and therefore the short year 1998 does not include the results of the two acquisitions. Net loss in short year 1999 was $684,000, or a diluted $0.12 per share, as compared to net income in short year 1998 of $1,961,000, or a diluted $0.33 per share.

The power supplies segment's net sales in short year 1999 increased approximately 94% ($12,628,000) and operating income decreased approximately 13% ($290,000), as compared to net sales and operating income in short year 1998. Contributing to the increase in net sales were the addition of net sales from the acquisition of Todd Products. The decrease in operating income resulted from costs associated with the integration of Todd Products during the year.

The power conditioning and distribution units segment's net sales in short year 1999 increased approximately 41% ($3,723,000), and operating income increased approximately 138% ($989,000), as compared to net sales and operating income in short year 1998. Net sales increased due to increased sales of power conditioning units and systems. Operating income increased due to increased sales of higher margin customized power conditioning and distribution units.

The motion control systems segment's net sales in short year 1999 decreased approximately 1% ($131,000) and operating income increased approximately 12% ($61,000), as compared to net sales and operating income in short year 1998. Contributing to the decreased net sales were decreased sales of precision motor products because of customer requests to delay the shipment of orders offset by increased sales of aviation actuators.

The electric utility equipment protection systems segment's net sales and operating income in short year 1999 included the financial results of RFL.

The surge suppressors segment's net sales in short year 1999 decreased approximately 27% ($4,075,000) and net loss increased by $2,342,000, from operating profit of $538,000 in short year 1998 to operating loss of $1,804,000 in short year 1999. Contributing to these decreases were losses in the mass merchandise market due to competitors' aggressive pricing initiatives and delays and cost overruns in the introduction of a new product line of surge suppressors. See the Liquidity and Capital Resources section of this MD&A for further explanation.

COST OF SALES

As a percentage of net sales, cost of products sold in short year 1999 was approximately 67%, as compared to approximately 65% in short year 1998. The percentage increase was a direct result of product mix, which included a higher percentage of lower margin products such as actuators and power distribution systems.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in short year 1999 were $4,849,000, an increase of approximately 59% ($1,800,000), as compared to short year 1998. As a percentage of net sales, engineering and product development expenses were 7% in short year 1999 and 6% in short year 1998. During short year 1999, increases were primarily related to additional investments made by the businesses within the power supplies and motion control systems segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in short year 1999 were $14,066,000, an increase of approximately 47% ($4,528,000), as compared to short year 1998. Increases were primarily due to the acquisition of RFL and Todd Products. As a percentage of net sales, selling, general and administrative expenses in short year 1999 and short year 1998 were approximately 20% and 19%, respectively.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in short year 1999 were $2,129,000, an increase of approximately 32% ($515,000), as compared to short year 1998. The short year 1999 increase was primarily related to the depreciation of property, plant and equipment, the amortization of computer software and the amortization of goodwill associated with the RFL and Todd Products acquisitions.

RESTRUCTURING COSTS

During short year 1999, the Registrant recognized $1,128,000 of restructuring costs that were related to its SL Waber subsidiary. For additional information related to restructuring costs, see Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

OTHER INCOME (EXPENSE)

Interest income in short year 1999 decreased, as compared to short year 1998, due to lower bank balances. Interest expense in short year 1999 increased, as compared to short year 1998, primarily due to the higher levels of borrowing due to the acquisition of RFL and Todd Products.

TAXES

The effective tax rate on pre-tax income in short year 1999 was (31%), as compared to 34% in short year 1998. This decrease was primarily due to a loss in short year 1999.

GAIN FROM DEMUTUALIZATION OF LIFE INSURANCE COMPANY.

The Registrant recorded a non-recurring gain in short year 1999 of $1,812,000 from the demutualization of a life insurance company.

ENVIRONMENTAL

In a November 1991 Administrative Directive, the New Jersey Department of Environmental Protection ("NJDEP") alleged that SL Surface Technologies, Inc. ("STI"), formerly SL Modern Hard Chrome, Inc., and 20 other respondents are responsible for a containment plume which has affected the Puchack

Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). Three other actions have been initiated from the underlying directive. The first is Supplemental Directive No. 1 issued by NJDEP to the same parties in May 1992, which seeks a cost reimbursement of $8,655,000 for the construction of a treatment system at the Puchack site and an annual payment of $611,000 for ongoing operation and maintenance of the treatment system. The second matter is a lawsuit initiated by one of the parties named in Directive No. 1 seeking to have the remainder of those parties, and more than 600 others, pay some or all of that party's cost of compliance with Directive No. 1 and any other costs associated with its site. The third matter is a Spill Act Directive by NJDEP to STI alone, regarding similar matters at its site. The state has not initiated enforcement action regarding any of its three Directives. There also exists an outstanding enforcement issue regarding the Registrant's compliance with ECRA at the same site.

With regard to the $8,655,000 amount, in the Registrant's view it is not appropriate to consider that amount as "potential cost reimbursements". The STI site, which is the subject of these actions, has undergone remedial activities under NJDEP's supervision since 1983. The Registrant believes that it has a significant defense against all or any part of the $8,655,000 claim since technical data generated as part of previous remedial activities indicate that there is no offsite migration of containments at the Registrant's STI site. Based on this and other technical factors, the Registrant has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is remote.

In May 2000, the Registrant discovered evidence of possible soil contamination at its facility in Auburn, New York. The New York State Department of Environmental Controls has been contacted and an investigation is currently underway. Based upon the preliminary evidence, the Registrant does not believe that it will incur material remediation costs at this site.

Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgements are not expected to have a material affect on the Registrant's consolidated financial position or results of operation.

The Registrant filed claims with its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Registrant received aggregate cash payments of $2,400,000 prior to fiscal 1998 and commitments from three insurers to pay for a portion of environmental costs associated with the STI site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. In addition, the Registrant received $100,000 during fiscal 1998, 1999, and 2000 and will receive $100,000 during fiscal 2001, as stipulated in the settlement agreement negotiated with one of the three insurers.

See Note 10 to the Consolidated Financial Statements for additional information.

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Registrant, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation

Reform Act of 1995. All statements, other than statements of historical facts, contain certain forward looking information, particularly statements which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, such as the expansion and growth of the Registrant's business, future capital expenditures and the Registrant's prospects and strategy. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Registrant.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and consumer spending, competitive factors and other factors affecting the Registrant's business in or beyond the Registrant's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether or not the sale of the Registrant can be successfully effected and the timing and degree of any business recovery in certain of the Registrant's markets, which are currently experiencing a cyclical economic downturn.

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


ITEM 7A. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market rate affect both interest paid and earned by the Registrant. The Registrant's investments and outstanding debt bear variable interest rates. Debt consists primarily of a revolving credit agreement with three United States banks, where the Registrant can borrow at a "LIBOR rate," as defined, or the prime interest rate. The Registrant also maintains lines of credit with German banks, where EME can borrow at interest rates ranging from 3.95% to 8.25% per annum. The Registrant manufactures some of its products in Mexico, Germany and Hungary and purchases some components in foreign markets. With the exception of component purchases made by EME, all other foreign market component purchases are primarily invoiced in U.S. dollars. The EME foreign market component purchases are primarily invoiced in German marks. A foreign currency loan is used to hedge the value of the Registrant's investment in EME; therefore, related foreign currency transaction gains and losses are primarily reported in the same manner as translation adjustments under generally accepted accounting principles. Changes in interest and foreign currency exchange rates did not have a material impact on the reported earnings for the year ended December 31, 2000 and is not expected to have a material impact on reported earnings for 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the reports of Arthur Andersen LLP, independent public accountants are included in
Part IV of this Annual Report on Form 10-K.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age    Positions with the Registrant
----                    ---    -----------------------------
Owen Farren             50     Chairman of the Board, President and Chief Executive Officer
David R. Nuzzo          43     Vice President - Finance and Administration & Secretary
James E. Morris         63     Vice President, Corporate Controller and Treasurer (retired December 31, 2000)
Jacob Cherian, Jr.      49     Vice President, Corporate Controller (effective January 1, 2001)

Owen Farren has been Chairman of the Board since June 1998 and President and Chief Executive Officer since April 1991. Prior thereto, he acted as Executive Vice President since May 1990.

David R. Nuzzo has been Vice President - Finance and Administration & Secretary since December 1997. Prior thereto, he was a Senior Partner with The Colchester Group, a financial and legal consulting firm since April 1995.

James E. Morris was Vice President and Corporate Controller since September 1991 and Treasurer since November 1995. From November 1995 through December 1997, Mr. Morris served as Corporate Secretary and acted as a financial executive since 1978. Mr. Morris retired on December 31, 2000.

Jacob Cherian, Jr. has been Vice President - Corporate Controller since January 1, 2001. Prior to joining SL Industries, Inc., Mr. Cherian was Corporate Controller of Measurement Specialties, Inc. from November 1997 to November 2000. Prior thereto, he was Corporate Controller of the Merdien/RST group of companies from 1988 to 1997.

                                                                                                               SERVED
            NAME                    AGE                PRINCIPAL OCCUPATION FOR FIVE                        CONTINUOUSLY
        OF DIRECTOR                 ---                  YEARS AND DIRECTORSHIPS                            AS DIRECTOR
        -----------                                      -----------------------                               SINCE
                                                                                                               -----
-------------------------------------------------------------------------------------------------------------------------
J. Dwane Baumgardner(1)(3)         (60)         Chairman of Donnelly Corporation, Inc., a                       1990
                                                manufacturing company in Holland, Michigan,
                                                1986 to present and Chief Executive Officer,
                                                1982 to present; Director of Walbro
                                                Corporation, 1997 to present; Director of
                                                Westcast Industries, Inc., 1997 to present.
-------------------------------------------------------------------------------------------------------------------------
Richard E. Caruso(3)(4)            (54)         President of Hosting Solutions, Nortel                          1999
                                                Networks, November 1999 to present; Vice
                                                President and General Manager of Service
                                                Provider Applications, Nortel Networks, July
                                                1999 to November 1999; Vice President of
                                                Digital Media Projects, IBM Global Media and
                                                Entertainment Industries, 1998 to 1999;
                                                General Manager of Solutions, IBM Global
                                                Technologies, 1994 to 1998; Director of
                                                Globecomm Systems Inc., May 2000 to present.
-------------------------------------------------------------------------------------------------------------------------
Owen Farren(1)                     (50)         Chairman of the Company, June 1998 to present                   1991
                                                and President and Chief Executive Officer of
                                                the Company April 1991 to present; Executive
                                                Vice President of the Company, May 1990 to
                                                April 1991.
-------------------------------------------------------------------------------------------------------------------------
Walter I. Rickard(1)(3)(4)         (59)         President and CEO, Listing Services                             1997
                                                Solutions, Inc., 1996 to present; President
                                                and CEO, NYNEX, Entertainment and Information
                                                Services Group, 1994 to 1996, and Corporate
                                                Vice President, 1992 to 1994.
-------------------------------------------------------------------------------------------------------------------------
Robert J. Sanator(1)(2)            (70)         Dean, College of Management, Long Island                        1993
                                                University, 1991 to present.
-------------------------------------------------------------------------------------------------------------------------
J. Edward Odegaard(2)(5)           (49)         Managing Director, Whitehead Mann, January                      2000
                                                2001 to present; Managing Director, Palm
                                                Ventures, 2000 to 2001; Managing Director, JP
                                                Morgan, 1978 to 2000.
-------------------------------------------------------------------------------------------------------------------------
Judith A. Maynes(4)(5)             (54)         Vice President, International Law, AT&T, 1972                   2000
                                                to 2000 (Retired).
-------------------------------------------------------------------------------------------------------------------------
Charles T. Hopkins(2)(5)           (58)         Managing Partner, KPMG LLP, 1966 to 1999                        2000
                                                (Retired).
-------------------------------------------------------------------------------------------------------------------------

       -------------------------
       (1) Member of the Executive Committee.
       (2) Member of the Audit Committee.
       (3) Member of the Compensation Committee.
       (4) Member of the Nominating Committee.
       (5) Member of the Finance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of change of ownership of the Common Stock with the Securities and Exchange Commission ("SEC"). Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon a review of the copies of such forms received by the Company or written representations from Reporting Persons, the Company believes that, with respect to fiscal 2000, all Reporting Persons complied with all applicable filing requirements under Section 16(a), with the following exceptions: Each of Messrs. Hopkins and Odegaard as well as Ms. Maynes failed to file a Form 3 in connection with their appointment as a director. Mr. Cherian failed to file a Form 3 in connection with his appointment as an executive officer and a Form 4 in connection with a grant of stock options. Mr. Hopkins failed to file a Form 4 relating to a purchase of common stock. Each such Reporting Person subsequently filed late a Form 5 to report the required information.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation awarded to, earned by or paid to the Chief Executive Officer and the Registrant's other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year 2000 (the "Named Executive Officers") for services in all capacities during fiscal year ending December 31, 2000, fiscal year ending July 31, 1999, August 1, 1999 to December 31, 1999 and fiscal year ending July 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                                                      ------
                                        Annual Compensation          Securities           All Other
        Name and                     --------------------------      Underlying         Compensation
  Principal Position        Year     Salary ($)       Bonus ($)   Options/SARs (#)       ($)(3)(4)
  ------------------        ----     ----------       ---------   ----------------      -------------
Owen Farren
  President & CEO.......    2000       270,000               0             0                28,769
                            1999(1)    111,404               0        20,000                 1,708
                            1999       252,231         238,275(2)     24,000                29,149
                            1998       237,289         163,000        20,000                28,276


James E. Morris
  Vice President/
  Corporate Controller
  & Treasurer...........    2000       109,000               0             0                 6,001
                            1999(1)     45,173               0         5,000                 3,801
                            1999       105,262          38,500         5,000                 8,502
                            1998       100,567          54,000         5,500                 7,017


David R. Nuzzo
  Vice President -
  Finance and
  Administration &
  Secretary.............    2000       165,000               0             0                 7,365
                            1999(1)     68,300               0        12,500                 2,071
                            1999       155,708          58,000         7,500                 8,298
                            1998        98,077          65,000        25,000                 2,450

(1) Salary information for the period from 8/1/99 to 12/31/99.

(2) Includes $121,275, received under the terms of a special incentive program for senior executives that was based on the Registrant's performance during the three years ended July 31, 1998; and $117,000, which was based on the performance of the Registrant and the achievement of individual goals during fiscal 1999.

(3) Includes Registrant matching contributions and profit sharing contributions made to the SL Industries Inc., Savings and Pension Plan for Messrs. Farren, Nuzzo and Morris in the fiscal year 1999 in the amounts of $7,353, $6,448, and $2,000, respectively, in fiscal year 1999, for Messrs. Farren, Morris and Nuzzo in the amounts of $8,249, $7,882 and $7,398, respectively, in five month period for 1999 for Messrs. Farren, Morris and Nuzzo in the amounts of $1,333, $3,538 and $1,696, respectively and in calendar year 2000, for Messrs. Farren, Morris and Nuzzo in the amounts of $7,923, $5,386 and $6,519, respectively. The Registrant's contribution to the plan is based on a percentage of the participant's elective contributions up to the maximum defined under the plan and a fixed percentage, determined annually by the Board of Directors, of the participant's total fiscal 1998 and 1999 calendar year earnings and fiscal year 1999 earnings. Under the plan, benefits are payable at retirement as a lump sum or as an annuity.

(4) Includes premiums paid for group term life insurance for Messrs. Farren, Morris, and Nuzzo and premiums paid for an ordinary whole life insurance policy on Mr. Farren's life in the face amount of $1,000,000 of which he is the owner with the right to designate beneficiaries.

Mr. Morris is scheduled to receive a $30,000 per year annuity, payable at age 65 for life with a term certain of 10 years. This agreement is funded by the purchase of a life insurance policy and provides both a death and retirement benefit, and the Registrant is both owner and beneficiary of the policy. If the participant dies after becoming eligible for retirement benefits and before the guaranteed retirement benefits have been paid, the unpaid balance of the benefits guaranteed will continue to be paid by the Registrant to the designated beneficiary.

Pursuant to a standing resolution of the Board of Directors, upon the death of any executive officer, having more than five (5) years of service, the Registrant will pay his spouse, over a 36-month period, an amount equal to the officer's salary at his death.

SENIOR EXECUTIVE SEVERANCE AGREEMENTS

On May 1, 1991, the Registrant entered into a Severance Pay Agreement with Mr. Farren, providing for payment equal to his annual base salary or $135,000, whichever is greater, and to continue for a limited time certain fringe benefits in the event of involuntary termination of his employment, or voluntary termination for "good reason." Good reason is defined to include (i) a demotion in position, authority or similar action which would substantially alter the officer's standing in the Registrant, (ii) a reduction in salary or failure to increase compensation commensurate with other executive officers, (iii) a relocation of the officer's place of employment, (iv) a change of control of the Registrant, (v) incurring any serious illness or disability, or (vi) any other circumstance as determined by the Board of Directors in good faith.

On December 1, 1997, the Registrant entered into a Severance Pay Agreement with Mr. Nuzzo providing for payment of his annual base salary for a period not greater than 24 months, or until he secures new employment, whichever comes first, but, in any event, not less than 12 months in the event of termination of his employment within six months of a change in control of the Registrant.

On December 29, 2000, the Registrant entered into a Severance Pay Agreement with Mr. Cherian providing for payment of his annual base salary for a period not greater than 12 months, in the event of termination of his employment within six months of a change in control of the Registrant.

On March 19, 2001 the Registrant announced that the Board of Directors had determined to explore a sale of the Registrant to maximize value for shareholders. As a result of the uncertainties arising in connection with this process, the Board has determined to offer various retention and severance arrangements to senior executives and other key personnel designed to retain the services and dedication of such employees. The terms of these arrangements have not yet been finalized.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

None.


AGGREGATED STOCK OPTION EXERCISES IN LAST

FISCAL YEAR AND FISCAL YEAR-END STOCK OPTION VALUES

The following table sets forth the number of shares received upon exercise of stock options by each of the Named Executive Officers during the last completed fiscal year and the aggregate options to purchase shares of Common Stock of the Registrant held by the Named Executive Officers at December 31, 2000.

                                                         Number of
                                                        Securities
                                                         Underlying           Value of Unexercised
                                                     Unexercised Options      In-The-Money Options
                                                     At Fiscal Year End     at Fiscal Year End ($)(1)
                                                     ------------------   -----------------------------
                                                             (#)
                                                             ---
                         Shares                                                 Exercisable/
                     Acquired Upon       Value           Exercisable/           ------------
      Name            Exercise (#)    Realized ($)      Unexercisable          Unexercisable
      ----            ------------    ------------      -------------          -------------
Owen Farren(2)....        7,000          58,500       213,400/ 21,600        1,144,188/ 3,000
James E. Morris...       26,500         190,000        15,500/      0            3,969/     0
David R. Nuzzo....          N/A             N/A        34,500/ 10,500            1,406/   938

  (1)  Computed by multiplying the number of options by the difference between
       (i) the per share closing price of $11.4375 at fiscal year end and (ii) the exercise price per share.

  (2)  Shares exercised between August 1, 1999 and December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2000, the Compensation Committee members were J. Dwane Baumgardner (Chairman), Richard E. Caruso and Walter I. Rickard, all of whom are non-employee directors of the Registrant.

BOARD COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Compensation Committee") is responsible for the establishment of the level and manner of compensation of the Registrant's executive officers (including its Named Executive Officers). In addition, the Compensation Committee seeks to ensure that sound compensation policies and practices exist and are being followed. During fiscal 2000, the members of the Compensation Committee were J. Dwane Baumgardner (Chairman), Richard E. Caruso and Walter I. Rickard, all of whom were (and are) non-employee directors of the Registrant.

The following describes the Compensation Committee's compensation policies applicable to its executive officers (including its Named Executive Officers), including the relationship of corporate performance to executive compensation, with respect to compensation reported for the last fiscal year.

The Compensation Committee believes that executive compensation should be linked to value delivered to shareholders. The Registrant's compensation programs have been designed to provide a correlation between the financial success of the executive and the shareholders. Both long and short-term incentives are intended to align the interests of executives and shareholders and to reward the executive for building value within the Registrant.

The functions of the Compensation Committee are to oversee general compensation policies for the Registrant's employees, to review and approve compensation packages annually for the Registrant's executive officers and subsidiary presidents, to approve cash incentive programs for all subsidiaries, and to grant stock options to officers of the Registrant and other key employees as appropriate. The Registrant seeks to provide executive compensation that will support the achievement of the Registrant's financial goals, while attracting and retaining talented executives and rewarding superior performance. In performing this function, the Compensation Committee reviews executive compensation surveys, the compensation levels of executive officers of companies in competing businesses, and recommendations by management. The Compensation Committee may also from time to time consult with independent compensation consultants and others.

The Committee's current philosophy is to balance short-term performance of executives with achievement of long-range strategic goals resulting in continuously improving shareholder value, and to engender and preserve a sense of fairness and equity among employees, shareholders, and customers. In keeping with that philosophy, it has set the following objectives: (1) to link a significant portion of annual compensation directly to operating performance;
(2) to promote achievement of the Registrant's long-term strategic goals and objectives; (3) to align the interest of Registrant executives with long-term shareholder interest; (4) to see that management aligns the interest of Registrant employees with long-term shareholder interest; and (5) to attract, retain, and motivate executives critical to the Registrant's long-term success.

The Registrant's executive compensation program consists of base salary, annual cash bonus incentive, and stock options. (Along with all other employees, executives also participate in one of the Registrant's defined contribution pension plans.) Salary levels of executive officers are reviewed annually by the Compensation Committee. Bonus payments are based on the achievement of the Registrant's performance targets and the achievement of individual performance goals. Bonus amounts are calculated after fiscal year-end financial results become available to the Compensation Committee and are determined in accordance with guidelines established by the Compensation Committee. The Registrant seeks to provide an overall level of compensation that is competitive with other companies in competing businesses and in the Registrant's geographic markets. Compensation in any particular case will vary on the basis of the Registrant's annual and long-term performance as well as individual performance.

The Compensation Committee believes stock options and stock ownership contribute to the aligning of the executive's interests with those of the shareholders. The Registrant's 1991 Long Term Incentive Plan encourages stock ownership by authorizing the grant of stock options to officers and key employees of the Registrant. From time to time, the Compensation Committee provides long term incentive compensation in the form of stock options where appropriate as compensation for its executive officers. In determining whether individual stock option grants will be made, the Compensation Committee evaluates each participant's job responsibilities and performance during the last completed fiscal year, as well as the perceived potential that the individual has in contributing to the success of the Registrant.

The salary for the Company's chief executive officer, Owen Farren, for fiscal 2000 was established by the Compensation Committee based, in large part, on the performance of the Registrant during fiscal 1999. Based on the above considerations, effective January 1, 2000, the Compensation Committee increased Mr. Farren's annual base salary by approximately 6%, from $255,000 to $270,000. The Compensation Committee's determination was not subject to precise criteria or formulas. Accordingly, the determination may be deemed informal and subjective although based on detailed considerations. The increase was reviewed and ratified by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Registrant's Common Stock, as of March 16, 2001 (except as otherwise noted), by:
(i) each person or entity (including such person's or entity's address) who is known by the Registrant to own beneficially more than five percent of the Registrant's Common Stock, (ii) each of the Registrant's Directors and nominees for Director who beneficially owns shares, (iii) each Named Executive Officer (as defined under Executive Compensation) who beneficially owns shares, and (iv) all executive officers and Directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Registrant.

--------------------------------------------------------------------------------------------
                                           Number of Shares
Name of Beneficial Owner                 Beneficially Owned(1)          Percentage Owned
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Dimensional Fund Advisors, Inc.                 296,400(2)                   5.21%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
The Gabelli Funds                             1,269,620 (3)                 22.32%
One Corporate Center
Rye, NY  10580-1435
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Oaktree Capital Management, LLC                 525,000 (4)                  9.23%
333 South Grand Avenue
28th Floor
Los Angeles, CA  90071
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Steel Partners II, L.P.                         503,500 (5)                  8.85%
750 Lexington Avenue
27th Floor
New York, NY  10022
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
J. Dwane Baumgardner                             57,153 (6)                      *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Richard E. Caruso                                 5,992 (7)                      *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Owen Farren                                     239,914 (8)                  4.22%
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Charles T. Hopkins                                1,000                          *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
David R. Nuzzo                                   40,781 (9)                      *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
J. Edward Odegaaard                               2,000 (10)                     *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Walter I. Rickard                                12,669 (11)                     *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Robert J. Sanator                                 8,000                          *
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
All Directors and Executive                     367,509 (12)                 6.46%
Officers as a Group
--------------------------------------------------------------------------------------------

* Less than one percent (1%).

    1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under such rules, shares are deemed to be beneficially owned by a person or entity if such person or entity has or shares the power to vote or dispose of the shares, whether or not such person or entity has any economic interest in such shares. Except as otherwise indicated, and subject to community property laws where applicable, the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity.

    2. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 296,400 shares, as of February 2, 2001, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

    3. Includes the following shares deemed to be owned beneficially, as of March 6, 2001, by the following affiliates (the "Gabelli Affiliates"):
        73,600 shares held by Gabelli Funds, LLC, a registered investment advisor and wholly-owned subsidiary of Gabelli Asset Management, Inc. ("GAMI"), a public company and subisidiary of Gabelli Group Capital Partners, Inc. ("Gabelli Partners"); 1,001,520 shares held by GAMCO Investors, Inc., a registered investment advisor and wholly-owned subsidiary of GAMI; 25,000 shares held by Gabelli Advisors, Inc., an investment advisor and subsidiary of GAMI; 1,000 shares held by Gabelli Foundation, Inc. (the "Foundation"), a private foundation; 60,000 shares held by Gabelli Performance Partnership LP ("GPP"), whose primary purpose is investing in securities; and 108,500 shares held by Gabelli International Limited, whose primary business purpose is investing in a portfolio of equity securities and securities convertible into or exchangeable for equity securities in order to achieve its investment objective of significant long-term growth of capital. Each of the Gabelli Affiliates claims sole voting and dispositive power over the shares held by it. The foregoing persons do not admit to constituting a group within the meaning of Section 13(d) of the Securities Exchange Act. Mario J. Gabelli is the Chief Investment Officer of each of the Gabelli Affiliates; the majority stockholder and Chairman of the Board of Directors and Chief Executive Officer of Gabelli Partners and GAMI; the President, a Trustee and the Investment Manager of the Foundation; and the portfolio manager for GPP. The general partner of GPP is MJG Associates, Inc., the sole shareholder, director and employee of which is Mario J. Gabelli.

        GAMCO Investors, Inc. is a New York corporation, Gabelli Advisors, Inc. is a Delaware corporation, and Gabelli Funds, LLC is a New York limited liability company, each having its principal business office at One Corporate Center, Rye, New York 10580. GPP is a New York limited partnership having its principal business office at 401 Theodore Fremd Ave., Rye, New York 10580. Gabelli International Limited is a corporation organized under the laws of the British Virgin Islands, having its principal business office at c/o MeesPierson (Cayman) Limited, British American Centre, Dr. Roy's Drive-Phase 3, George Town, Grand Cayman, British West Indies. The Foundation has its principal offices at 165 West Liberty Street, Reno, Nevada 90501.

    4. Oaktree Capital Management, LLC, a California limited liability company ("Oaktree"), is deemed to have beneficial ownership of 525,000 shares as of December 31, 2000. The principal business of Oaktree is providing investment advice and management services to institutional and individual investors. Oaktree's General Partner is OCM Principal Opportunities Fund, L.P., a Delaware limited partnership.

    5. Steel Partners II, L.P., ("Steel Partners II"), is a Delaware limited partnership. Steel Partners II is deemed to have beneficial ownership of 503,500 shares as of February 15, 2001. The principal business of Steel Partners II is investing in the securities of microcap companies. Steel Partners II's General Partner is Steel Partners L.L.C., a Delaware limited liability company.

    6. Includes 55,153 shares which Mr. Baumgardner has the right to acquire at any time upon exercise of stock options.

    7. Includes 5,992 shares, which Mr. Caruso has the right to acquire at any time upon exercise of stock options.

    8. Includes 69 shares owned jointly by Mr. Farren and his wife, who share voting and investment power, 6,200 shares held in an IRA for Mr. Farren, 20,245 shares beneficially owned as a participant in the Registrant's Savings and Pension Plan, and 202,600 shares which Mr. Farren has the right to acquire, at any time, upon the exercise of stock options.

    9. Includes 1,781 shares beneficially owned by Mr. Nuzzo as a participant in the Registrant's Savings and Pension Plan, and 34,500 shares which Mr. Nuzzo has the right to acquire at any time upon exercise of stock options.

    10. Shares owned jointly by Mr. Odegaaard and his wife, who share voting and investment power.

    11. Includes 12,331 shares which Mr. Rickard has the right to acquire at any time upon exercise of stock options.

    12. Includes 87,597 shares which directors and executive officers have the right to acquire, at any time, upon the exercise of nonqualified and incentive stock options granted by the Registrant. Except for 4,385 shares, as to which certain directors and executive officers share voting and investment power, the directors and executive officers have sole voting and investment power as to the shares beneficially owned by them.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

George R. Hornig, former director of the Registrant, is a managing director of Credit Suisse First Boston. Credit Suisse First Boston has been retained to explore the sale of the Registrant. Mr. Hornig resigned from the Registrant's Board of Directors effective March 8, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) FINANCIAL STATEMENTS

See Index to Financial Statements at Page F-1.


(a) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the year ended December 31, 2000, fiscal years ended July 31, 1999 and 1998 and the five month periods ended December 31, 1999 and 1998 are submitted herewith:

      Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required. See Index to Financial Statements at Page F-1.


(a) (3) EXHIBITS

The information called for by this section is listed in the Exhibit Index of this report.



(b) REPORTS ON FORM 8-K

No reports were filed during the quarter ended December 31, 2000.

On March 22, 2001, the Registrant filed a Period Report on Form 8-K, which contained a press release issued by the Registrant on March 19, 2001. On that date the Registrant announced, among other things, that the Board of Directors had completed its previously announced review of strategic alternatives and determined to explore a sale of the Company in order to maximize value for shareholders. Credit Suisse First Boston, New York, assisted the Company's Board of Directors in its review and has been engaged to lead this process.

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


                                                SL INDUSTRIES, INC.
                                                -------------------
                                                 (Registrant)


                                                /s/ Owen Farren
                                                ----------------------
                                                Owen Farren, President
                                                March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Owen Farren                                   /s/ J. Dwane Baumgardner
------------------                                ------------------------
Owen Farren                                       J. Dwane Baumgardner
Chairman of the Board,                            Director
President and Chief Executive Officer             March 26, 2001
(Principal Executive Officer)
March 26, 2001

/s/ David R Nuzzo                                 /s/ Richard E. Caruso
-----------------                                 ---------------------
David R Nuzzo                                     Richard E. Caruso
Vice President, Finance and Administration,       Director
Treasurer and Secretary                           March 26, 2001
(Principal Financial Officer)
March 26, 2001                                    /s/ Charles T. Hopkins
                                                  ----------------------
                                                  Charles T. Hopkins
/s/ Jacob Cherian Jr                              Director
--------------------                              March 26, 2001
Jacob Cherian Jr
Vice President, Corporate Controller
(Principal Accounting Officer)                    /s/ J. Edward  Odegaard
March 26, 2001                                    -----------------------
                                                  J. Edward Odegaard
                                                  Director
                                                  March 26, 2001

                                                  /s/ Judith A. Maynes
                                                  --------------------
                                                  Judith A. Maynes
                                                  Director
                                                  March 26, 2001

                                                  /s/ Walter I. Rickard
                                                  ---------------------
                                                  Walter I. Rickard
                                                  Director
                                                  March 26, 2001

                                                  /s/ Robert J. Sanator
                                                  ---------------------
                                                  Robert J. Sanator
                                                  Director
                                                  March 26, 2001

                                INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found follows:

  Exhibit #                             Description
  ---------                             -----------
3.1             Articles of Incorporation. Restated Articles of Incorporation
                (transmitted herewith).

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

                July 31, 1998.

10.28 Severance Pay Agreement with Jacob Cherian Jr. (transmitted herewith).

22              Subsidiaries of the Registrant (transmitted herewith).

24              Consent of Independent Public Accountants - Arthur Andersen
                LLP (transmitted herewith).

                      SL Industries, Inc. and subsidiaries

         Index to Financial Statements and Financial Statement Schedule

                                                                                  Page number in
                                                                                  this report
       Report of Independent Public Accountants                                         F2
       Consolidated Balance Sheets                                                      F3
       Consolidated Statements of Operations and Consolidated Statements of
       Comprehensive Income (Loss)                                                      F4
       Consolidated Statements of Shareholders' Equity                                  F5
       Consolidated Statements of Cash Flows                                            F6
       Notes to Consolidated Financial Statements                                   F7 to F31
       Financial Statement Schedule:
       II. Valuation and Qualifying Accounts                                           F32

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SL Industries, Inc.:

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2000, the five months ended December 31, 1999 and each of the two years in the period ended July 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the five months ended December 31, 1999 and each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
  FEBRUARY 16, 2001

                                                     SL INDUSTRIES, INC
                                                CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,        December 31,
                                                                                       2000                1999
                                                                                  -------------       -------------

ASSETS
Current assets:
   Cash and cash equivalents ...............................................      $   1,189,000       $   1,117,000
   Receivables, less allowances of
    $2,519,000 and $1,899,000, respectively ................................         22,532,000          25,471,000
   Inventories .............................................................         26,137,000          28,083,000
   Prepaid expenses ........................................................          1,140,000           1,317,000
   Deferred income taxes ...................................................          4,864,000           4,075,000
                                                                                  -------------       -------------
       Total current assets ................................................         55,862,000          60,063,000
                                                                                  -------------       -------------
Property, plant and equipment, net .........................................         20,761,000          22,027,000
Long-term note receivable ..................................................          2,118,000           2,149,000
Deferred income taxes ......................................................          1,629,000           1,950,000
Cash surrender value of life insurance policies ............................         11,486,000           9,923,000
Intangible assets, net .....................................................         20,770,000          19,785,000
Other assets ...............................................................            855,000           1,153,000
                                                                                  -------------       -------------
        Total assets .......................................................      $ 113,481,000       $ 117,050,000
                                                                                  =============       =============

LIABILITIES
Current liabilities:
   Short-term bank debt ....................................................      $          --       $     772,000
   Long-term debt due within one year ......................................            186,000             190,000
   Accounts payable ........................................................         11,309,000          13,104,000
   Accrued income taxes ....................................................            724,000             411,000
   Accrued liabilities:
     Payroll and related costs .............................................          5,070,000           4,377,000
     Other .................................................................          7,393,000           8,167,000
                                                                                  -------------       -------------
        Total current liabilities ..........................................         24,682,000          27,021,000
                                                                                  -------------       -------------
Long-term debt less portion due within one year ............................         36,533,000          39,245,000
Deferred compensation and supplemental retirement benefits .................          5,892,000           5,650,000
Other liabilities ..........................................................          3,024,000           3,062,000
                                                                                  -------------       -------------
        Total liabilities ..................................................         70,131,000          74,978,000
                                                                                  -------------       -------------

Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued ...                 --                  --
Common stock, $ 20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 and 8,272,000 shares, respectively .....................          1,660,000           1,654,000
Capital in excess of par value .............................................         38,455,000          37,771,000
Retained earnings ..........................................................         19,547,000          18,410,000
Accumulated other comprehensive income .....................................             62,000              53,000
Treasury stock at cost, 2,639,000 and 2,650,000 shares, respectively .......        (16,374,000)        (15,816,000)
                                                                                  -------------       -------------
        Total shareholders' equity .........................................         43,350,000          42,072,000
                                                                                  -------------       -------------
        Total liabilities and shareholders' equity .........................      $ 113,481,000       $ 117,050,000
                                                                                  =============       =============

See accompanying notes to consolidated financial statements

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Twelve-Months Ended     Twelve-Months Ended     Twelve-Months Ended
                                                                  December 31,              July 31,                July 31,
                                                                     2000                    1999                    1998
                                                              -------------------     -------------------     -------------------


Net sales .............................................          $ 167,746,000           $ 125,128,000           $ 118,212,000
                                                                 -------------           -------------           -------------
Cost and expenses:
  Cost of products sold ...............................            114,563,000              80,957,000              74,646,000
  Write-down of inventory and losses on commitments ...                     --                      --                      --
  Engineering and product development .................             11,306,000               7,680,000               6,167,000
  Selling, general and administrative .................             31,995,000              23,402,000              25,576,000
  Depreciation and amortization .......................              4,983,000               3,881,000               3,043,000
  Restructuring costs .................................                790,000                      --                      --
  Settlement of class action suit .....................               (875,000)                     --                      --
                                                                 -------------           -------------           -------------
Total cost and expenses ...............................            162,762,000             115,920,000             109,432,000
                                                                 -------------           -------------           -------------
Income (loss) from operations .........................              4,984,000               9,208,000               8,780,000
                                                                 -------------           -------------           -------------
Other income (expense):
  Interest income .....................................                348,000                 272,000                 214,000
  Interest expense ....................................             (3,049,000)               (993,000)               (427,000)
  Gain from demutualization of insurance company ......                     --                      --                      --
                                                                 -------------           -------------           -------------
Income (loss) before income taxes .....................              2,283,000               8,487,000               8,567,000
Income tax provision (benefit) ........................                583,000               3,081,000               3,254,000
                                                                 -------------           -------------           -------------
Net income (loss) .....................................          $   1,700,000           $   5,406,000           $   5,313,000
                                                                 =============           =============           =============


Basic net income (loss) per common share ..............          $        0.30           $        0.96           $        0.95
                                                                 =============           =============           =============
Diluted net income (loss) per common share ............          $        0.30           $        0.92           $        0.90
                                                                 =============           =============           =============

Shares used in computing basic net income (loss)
  per common share ....................................              5,635,000               5,643,000               5,598,000
Shares used in computing diluted net income (loss)
  per common share ....................................              5,757,000               5,876,000               5,897,000


                                                              Five-Months Ended       Five-Months Ended
                                                                  December 31,           December 31,
                                                                    1999                    1998
                                                              -----------------       -----------------
                                                                                         (Unaudited)

Net sales .............................................         $  70,970,000           $  49,816,000
                                                                -------------           -------------
Cost and expenses:
  Cost of products sold ...............................            47,459,000              32,379,000
  Write-down of inventory and losses on commitments ...             3,145,000                      --
  Engineering and product development .................             4,849,000               3,049,000
  Selling, general and administrative .................            14,066,000               9,538,000
  Depreciation and amortization .......................             2,129,000               1,614,000
  Restructuring costs .................................             1,128,000                      --
  Settlement of class action suit .....................                    --                      --
                                                                -------------           -------------
Total cost and expenses ...............................            72,776,000              46,580,000
                                                                -------------           -------------
Income (loss) from operations .........................            (1,806,000)              3,236,000
                                                                -------------           -------------
Other income (expense):
  Interest income .....................................                76,000                 134,000
  Interest expense ....................................            (1,078,000)               (391,000)
  Gain from demutualization of insurance company ......             1,812,000                      --
                                                                -------------           -------------
Income (loss) before income taxes .....................              (996,000)              2,979,000
Income tax provision (benefit) ........................              (312,000)              1,018,000
                                                                -------------           -------------
Net income (loss) .....................................         $    (684,000)          $   1,961,000
                                                                =============           =============


Basic net income (loss) per common share ..............         $       (0.12)          $        0.35
                                                                =============           =============
Diluted net income (loss) per common share ............         $       (0.12)          $        0.33
                                                                =============           =============

Shares used in computing basic net income (loss)
  per common share ....................................             5,624,000               5,641,000
Shares used in computing diluted net income (loss)
  per common share ....................................             5,624,000               5,886,000


                               SL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                 Twelve-Months Ended   Twelve-Months Ended    Twelve-Months Ended
                                                                    December 31,            July 31,               July 31,
                                                                         2000                 1999                  1998
                                                                 -------------------   -------------------    -------------------


Net income (loss) .........................................          $ 1,700,000          $ 5,406,000           $ 5,313,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes ...                9,000              (31,000)               80,000
                                                                     -----------          -----------           -----------
Comprehensive income (loss) ...............................          $ 1,709,000          $ 5,375,000           $ 5,393,000
                                                                     ===========          ===========           ===========


                                                                 Five-Months Ended     Five-Months Ended
                                                                   December 31,           December 31,
                                                                       1999                  1998
                                                                 -----------------     -----------------
                                                                                         (Unaudited)

Net income (loss) .........................................        $  (684,000)          $ 1,961,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes ...              4,000                72,000
                                                                   -----------           -----------
Comprehensive income (loss) ...............................        $  (680,000)          $ 2,033,000
                                                                   ===========           ===========


See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Common Stock
                                           ------------------------------------------------------------------------------

                                                           Issued                              Held In Treasury
                                           -----------------------------------  -----------------------------------------
                                                  Shares             Amount                Shares               Amount
                                           ------------------------------------------------------------------------------
Balance August 1, 1997 ................      $    7,958,000      $    1,592,000         $(2,141,000)         ($9,402,000)
Net income ............................
Cash dividends, $.08 per share ........
Other, including exercise of
  employee stock options and
  related income tax benefits .........             195,000              39,000
Treasury stock purchased ..............                                                    (405,000)          (4,501,000)
Current year translation adjustment ...
                                           ------------------------------------------------------------------------------
Balance July 31, 1998 .................           8,153,000      $    1,631,000          (2,546,000)      $  (13,903,000)
                                           ==============================================================================
Net income ............................
Cash dividends, $.09 per share ........
Other, including exercise of
  employee stock options and
  related income tax benefits .........              87,000              17,000
Treasury stock sold ...................                                                      71,000              390,000
Treasury stock purchased ..............                                                    (133,000)          (1,648,000)
Current year translation adjustment ...
                                           ------------------------------------------------------------------------------
Balance July 31, 1999 .................           8,240,000      $    1,648,000          (2,608,000)      $  (15,161,000)
                                           ==============================================================================
Net loss ..............................
Cash dividends, $.05 per share ........
Other, including exercise of
  employee stock options and
  related income tax benefits .........              32,000               6,000
Treasury stock sold ...................                                                      19,000              108,000
Treasury stock purchased ..............                                                     (61,000)            (763,000)
Current year translation adjustment ...
                                           ------------------------------------------------------------------------------
Balance December 31, 1999 .............           8,272,000      $    1,654,000          (2,650,000)      $  (15,816,000)
                                           ==============================================================================
Net income ............................
Cash dividends, $.10 per share ........
Other, including exercise of
  employee stock options and
  related income tax benefits .........              26,000               6,000
Treasury stock sold ...................                                                     159,000              967,000
Treasury stock purchased ..............                                                    (148,000)          (1,525,000)
Current year translation adjustment ...
                                           ------------------------------------------------------------------------------
Balance December 31, 2000 .............           8,298,000      $    1,660,000          (2,639,000)      $  (16,374,000)
                                           ==============================================================================


                                                                     Retained
                                               Capital in            Earnings
                                               Excess of           (Accumulated        Translation
                                               Par Value              Deficit)          Adjustment
                                           -----------------------------------------------------------
Balance August 1, 1997 ................      $   34,695,000      $    9,607,000       $           --
Net income ............................                               5,313,000
Cash dividends, $.08 per share ........                                (445,000)
Other, including exercise of
  employee stock options and
  related income tax benefits .........           1,366,000               1,000
Treasury stock purchased ..............
Current year translation adjustment ...                                                       80,000
                                           -----------------------------------------------------------
Balance July 31, 1998 .................      $   36,061,000      $   14,476,000       $       80,000
                                           ===========================================================
Net income ............................                               5,406,000
Cash dividends, $.09 per share ........                                (507,000)
Other, including exercise of
  employee stock options and ..........                                  (1,000)
  related income tax benefits .........             373,000
Treasury stock sold ...................             498,000
Treasury stock purchased ..............
Current year translation adjustment ...                                                      (31,000)
                                           -----------------------------------------------------------
Balance July 31, 1999 .................      $   36,932,000      $   19,374,000       $       49,000
                                           ===========================================================
Net loss ..............................                                (684,000)
Cash dividends, $.05 per share ........                                (280,000)
Other, including exercise of
  employee stock options and
  related income tax benefits .........             715,000
Treasury stock sold ...................             124,000
Treasury stock purchased ..............
Current year translation adjustment ...                                                        4,000
                                           -----------------------------------------------------------
Balance December 31, 1999 .............      $   37,771,000      $   18,410,000       $       53,000
                                           ===========================================================
Net income ............................                               1,700,000
Cash dividends, $.10 per share ........                                (563,000)
Other, including exercise of
  employee stock options and
  related income tax benefits .........             320,000
Treasury stock sold ...................             364,000
Treasury stock purchased ..............
Current year translation adjustment ...                                                        9,000
                                           -----------------------------------------------------------
Balance December 31, 2000 .............      $   38,455,000      $   19,547,000       $       62,000
                                           ===========================================================

See accompanying notes to consolidated financial statements

                               SL INDUSTRIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Twelve-Months       Twelve-Months       Twelve-Months
                                                                             Ended               Ended                Ended
                                                                          December 31,          July 31,             July 31,
                                                                             2000                1999                 1998
                                                                        ---------------       --------------      -------------

OPERATING ACTIVITIES:
  Net income (loss) ............................................        $  1,700,000         $  5,406,000         $  5,313,000
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation ..............................................           3,367,000            2,643,000            2,023,000
     Amortization ..............................................           1,616,000            1,262,000            1,020,000
     Restructuring charges, write down of inventory & loss
      on committments ..........................................             790,000                   --                   --
     Provisions for losses on accounts receivable ..............             494,000              (90,000)              52,000
     Additions to other assets .................................            (706,000)            (990,000)          (1,366,000)
     Cash surrender value of life insurance premiums ...........          (1,548,000)            (753,000)            (656,000)
     Deferred compensation and supplemental retirement
      benefits .................................................             732,000              852,000            1,158,000
     Deferred compensation and supplemental retirement
      benefit payments .........................................            (490,000)            (620,000)            (611,000)
     (Increase) decrease in deferred income taxes ..............          (1,326,000)            (729,000)             731,000
     Discontinued product line expenses ........................                  --             (141,000)            (168,000)
     (Gain) loss on sales of equipment .........................               6,000              (13,000)             (13,000)
     Changes in operating assets and liabilities, net of the
      effect of acquisitions:
       Receivables .............................................           3,019,000            1,023,000            2,495,000
       Inventories .............................................             535,000           (1,268,000)           1,068,000
       Prepaid expenses ........................................             174,000               81,000              181,000
       Accounts payable ........................................          (1,864,000)             727,000           (3,588,000)
       Other accrued liabilities ...............................          (1,258,000)          (2,129,000)          (1,978,000)
       Accrued income taxes ....................................           1,151,000             (734,000)             960,000
                                                                        ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............           6,392,000            4,527,000            6,621,000
                                                                        ------------         ------------         ------------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .................................              69,000             (233,000)                  --
  Proceeds from sales of equipment .............................              76,000              920,000               18,000
  Purchases of property, plant and equipment ...................          (2,586,000)          (2,688,000)          (2,756,000)
  Increase (decrease) in note receivable .......................             (10,000)              32,000               32,000
  Payments for acquisitions, net of cash acquired ..............            (376,000)         (19,082,000)         (10,928,000)
                                                                        ------------         ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................          (2,827,000)         (21,051,000)         (13,634,000)
                                                                        ------------         ------------         ------------

FINANCING ACTIVITIES:
  Cash dividends paid ..........................................            (563,000)            (507,000)            (445,000)
  Proceeds from short-term debt ................................                  --           21,863,000                   --
  Proceeds from long-term debt .................................          11,560,000           33,878,000           17,550,000
  Payments on short-term debt ..................................            (809,000)         (21,012,000)                  --
  Payments on long-term debt ...................................         (13,936,000)         (17,395,000)          (6,722,000)
  Proceeds from stock options exercised ........................             215,000              476,000            1,118,000
  Treasury stock (acquired) sold ...............................            (196,000)            (760,000)          (4,501,000)
                                                                        ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............          (3,729,000)          16,543,000            7,000,000
                                                                        ------------         ------------         ------------
Effect of exchange rate changes on cash ........................             236,000               52,000               13,000
                                                                        ------------         ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ........................              72,000               71,000                   --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           1,117,000                   --                   --
                                                                        ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  1,189,000         $     71,000         $         --
                                                                        ============         ============         ============


                                                                         Five-Months         Five-Months
                                                                            Ended               Ended
                                                                         December 31,        December 31,
                                                                            1999                 1998
                                                                        -------------        ------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss) ............................................        $   (684,000)        $  1,961,000
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation ..............................................           1,431,000            1,103,000
     Amortization ..............................................             698,000              511,000
     Restructuring charges, write down of inventory & loss
      on committments ..........................................           4,273,000                   --
     Provisions for losses on accounts receivable ..............              10,000               18,000
     Additions to other assets .................................            (816,000)            (425,000)
     Cash surrender value of life insurance premiums ...........            (298,000)            (249,000)
     Deferred compensation and supplemental retirement
      benefits .................................................             356,000              469,000
     Deferred compensation and supplemental retirement
      benefit payments .........................................            (219,000)            (275,000)
     (Increase) decrease in deferred income taxes ..............          (1,815,000)             422,000
     Discontinued product line expenses ........................                  --                   --
     (Gain) loss on sales of equipment .........................               1,000              (11,000)
     Changes in operating assets and liabilities, net of the
      effect of acquisitions:
       Receivables .............................................          (2,001,000)           2,250,000
       Inventories .............................................          (4,409,000)            (606,000)
       Prepaid expenses ........................................            (260,000)             289,000
       Accounts payable ........................................             181,000             (621,000)
       Other accrued liabilities ...............................          (1,425,000)          (3,500,000)
       Accrued income taxes ....................................             191,000             (854,000)
                                                                        ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............          (4,786,000)             482,000
                                                                        ------------         ------------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .................................              58,000             (257,000)
  Proceeds from sales of equipment .............................               2,000              902,000
  Purchases of property, plant and equipment ...................          (1,375,000)          (1,390,000)
  Increase (decrease) in note receivable .......................              28,000               37,000
  Payments for acquisitions, net of cash acquired ..............                  --                   --
                                                                        ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES ..........................          (1,287,000)            (708,000)
                                                                        ------------         ------------

FINANCING ACTIVITIES:
  Cash dividends paid ..........................................            (280,000)            (226,000)
  Proceeds from short-term debt ................................                  --            1,267,000
  Proceeds from long-term debt .................................          15,279,000           11,443,000
  Payments on short-term debt ..................................                  --                   --
  Payments on long-term debt ...................................          (7,915,000)         (12,500,000)
  Proceeds from stock options exercised ........................             257,000              108,000
  Treasury stock (acquired) sold ...............................            (531,000)             287,000
                                                                        ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............           6,810,000              379,000
                                                                        ------------         ------------
Effect of exchange rate changes on cash ........................             309,000             (153,000)
                                                                        ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ........................           1,046,000                   --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............              71,000                   --
                                                                        ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  1,117,000         $         --
                                                                        ============         ============

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information for the five months ended December 31, 1998 is Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION: The consolidated financial statements include the accounts of SL Industries, Inc. and its wholly-owned subsidiaries ("the Company"). All intercompany accounts and transactions have been eliminated in consolidation. The investment in the more than 20% owned affiliate is accounted for using the equity method.

REPORTING YEAR CHANGE: Pursuant to a resolution adopted by the Board of Directors on September 24, 1999, the Company elected to change the date of its fiscal year-end from July 31 to December 31 commencing January 1, 2000. As a result, a transition period for the five months period ended December 31, 1999, was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated balance sheets have been prepared at December 31. The consolidated statements of operations, other comprehensive income (loss) and cash flows present information for the year ended December 31, 2000, the fiscal years ended July 31, 1999, July 31, 1998, and the five months ended December 31, 1999 and 1998.

REVENUE RECOGNITION: Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for estimated product returns. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company to its customers are recorded as a reduction of revenue at the time of sale.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out ("FIFO") method. Cost for certain inventories is determined using the last-in, first-out ("LIFO") method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, any gain or loss is recognized currently. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets, which range from 25 to 40 years for buildings, 3 to 10 years for equipment and other property and the lease term for leasehold improvements.

INTANGIBLE ASSETS: Intangible assets consist primarily of goodwill, trademarks, covenants not to compete, patents and a consulting agreement. The goodwill resulting from the 2000 and fiscal 1999 and 1998 acquisitions and the goodwill and trademarks resulting from the May 1995 acquisition are being amortized over 30 years or less. Goodwill resulting from acquisitions made prior to November 1, 1970, of $955,000, is considered to have continuing value over an indefinite period, and is not being amortized. Covenants are amortized over their stated terms and patents are amortized over their remaining lives. The consulting agreement is being amortized over 10 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance may not be


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible asset to measure recoverability. If impairment exists, measurement of the impairment will be based on the valuation method which management believes most closely approximates the fair value of the intangible asset. No such impairments were recognized in any of the periods presented.

ENVIRONMENTAL EXPENDITURES: Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to future revenues, are charged to expense. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are they reduced by potential claims for recovery from the Company's insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For the years ended December 31, 2000, July 31, 1999, and 1998, these costs were $1,660,000, $1,739,000, and $2,128,000, respectively. For the five months ended December 31, 1999 and 1998 these costs were $676,000 and $844,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For the years ended December 31, 2000, July 31, 1999, and 1998, these costs were $3,206,000, $2,165,000, and $1,756,000, respectively. For the five months ended December 31, 1999 and 1998 these costs were $1,283,000 and $824,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

FOREIGN CURRENCY CONVERSION: The balance sheets and statements of operations of the Company's Mexican subsidiaries are converted to US dollars at the year-end rate of exchange and the monthly weighted average rate of exchange. As the Mexican subsidiaries' functional currency is U.S. dollars, conversion gains or losses resulting from these foreign currency transactions are included in the accompanying consolidated statements of operations. Since the functional currency for the Company's German subsidiary is its local currency, the translation from the local currency to U.S. dollars is


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for earnings using the monthly weighted average exchange rate during the period. Gains or losses resulting from such translation are included in a separate component of shareholders' equity. A foreign currency loan is used to hedge the value of the investment in the German subsidiary. Gains and losses on the translation of this foreign currency loan to U.S. dollars is generally not included in the statement of operations but is shown in a separate component of shareholders' equity.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to product warranty costs, allowance for doubtful accounts, allowance for inventory obsolescence and environmental costs.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)


NET INCOME (LOSS) PER COMMON SHARE: The Company determines net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share ("SFAS No. 128")". Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding plus the effect of outstanding dilutive stock options, using the treasury method.

The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per common share calculations (in thousands, except per share data):

                                                Income              Shares     Per share amount
                                           ----------------------------------------------------
For the Year Ended December 31, 2000:
Basic net income per common share            $ 1,700,000           5,635,000        $ 0.30
Effect of dilutive securities                         --             122,000           --
                                           ----------------------------------------------------
Dilutive net income per common share         $ 1,700,000           5,757,000        $ 0.30
                                           ----------------------------------------------------
For the Year Ended July 31, 1999:
Basic net income per common share            $ 5,406,000           5,643,000        $ 0.96
Effect of dilutive securities                         --             233,000         (0.04)
                                           ----------------------------------------------------
Dilutive net income per common share         $ 5,406,000           5,876,000        $ 0.92
                                           ----------------------------------------------------
For the Year Ended July 31, 1998:
Basic net income per common share            $ 5,313,000           5,598,000        $ 0.95
Effect of dilutive securities                         --             299,000         (0.05)
                                           ----------------------------------------------------
Dilutive net income per common share         $ 5,313,000           5,897,000        $ 0.90
                                           ----------------------------------------------------
For the five months ended
December 31, 1999:
Basic net income per common share            $  (684,000)          5,624,000        $(0.12)
Effect of dilutive securities                         --                  --           --
                                           ----------------------------------------------------
Dilutive net income per common share         $  (684,000)          5,624,000        $(0.12)
                                           ----------------------------------------------------
For the five months ended
December 31, 1998:
Basic net income per common share            $ 1,961,000           5,641,000        $ 0.35
Effect of dilutive securities                         --             245,000         (0.02)
                                           ----------------------------------------------------
Dilutive net income per common share         $ 1,961,000           5,886,000        $ 0.33
                                           ----------------------------------------------------

During the years ended December 31, 2000, July 31, 1999 and July 31, 1998, 702,975, 496,239 and 353,236 stock options, respectively, were excluded from the dilutive computations because their effect would have been anti-dilutive. During the five months ended December 31, 1999 and December 31, 1998, 792,450 and 508,127 stock options, respectively, were excluded from the dilutive computations because their effect would have been anti-dilutive.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all quarters for all fiscal years beginning after June 15, 2000. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be recorded as revenue. The Company adopted this consensus during the twelve months ended December 31, 2000. The adoption had no material effect on the Company's financial condition or results of operation.

In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective in the fourth quarter of 2000. The adoption had no effect on the Company's financial condition or results of operations.

RECLASSIFICATIONS: Reclassifications, when applicable, are made to the prior year consolidated financial statements to conform with current year presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

On July 10, 1998, pursuant to a Purchase Agreement dated June 30, 1998, the Company, through its wholly-owned subsidiary formed solely for such purpose, SL Industries Vertrieb, GmbH, a German Corporation, acquired 100% of the issued and outstanding common shares of Elektro-Metall Export GmbH ("EME"), a German Corporation. The Company paid $9,500,000 in cash at closing. EME is a leading German based designer and manufacturer of power quality products. The acquisition was accounted for using the purchase method. Accordingly, the aggregate purchase price has been allocated to the acquired net assets based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired in the amount of $2,589,000 was allocated to goodwill and is being amortized on a straight-line basis over 30 years. The results of operations of EME, since the acquisition date, are included in the accompanying consolidated financial statements.

On May 11, 1999, pursuant to a Share Purchase Agreement dated April 1, 1999, the Company acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL").


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

The Company paid $11,387,000 in cash at closing and gave promissory notes with an aggregate face amount of $75,000, which bear simple interest at a rate of 5.5% per annum. In addition, in fiscal 1999 the Company paid a contingent payment of $1,000,000 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment. The acquisition was accounted for using the purchase method. Accordingly, the aggregate purchase price was allocated to the net assets acquired based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $5,838,000 has been allocated to goodwill and is being amortized on a straight-line basis over 30 years. The results of operations of RFL, since the acquisition date, are included in the accompanying consolidated financial statements.

On July 27, 1999, pursuant to an Asset Purchase Agreement dated July 13, 1999, Condor D.C. Power Supplies, Inc., a wholly-owned subsidiary of the Company, acquired certain of the net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Company paid $7,430,000; $3,700,000 in cash and assumption of debt equal to approximately $3,730,000. There is also a contingent "earn-out" payment of either $1,000,000, $3,000,000 or $5,000,000, payable in the event that sales from the purchased assets are at least $30,000,000, $35,000,000 or $40,000,000 during the twelve-month period ending March 31, 2001. Condor also entered into a ten-year Consulting Agreement with the chief executive officer of Todd Products for an aggregate consulting fee of $1,275,000 which will be paid in quarterly installments over the next three years. Todd Products is a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries. The acquisition was accounted using the purchase method. Accordingly, the aggregate purchase price was allocated to the net assets acquired, based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $4,665,000 has been allocated to goodwill ($3,390,000) and consulting agreement ($1,275,000) and is being amortized on a straight line basis over thirty years and ten years, respectively.

The following unaudited pro forma summary information includes results for RFL and EME as though acquired on August 1, 1997:

                                           July 31, 1999       July 31, 1998
                                          =====================================
                                          (In thousands, except per share data)
Net sales..............................       $141,376            $156,440
Net income.............................          5,872               5,939
Basic net income per common share. ....          $1.04               $1.06
Diluted net income per common share....          $1.00               $1.01


The unaudited pro forma summary information includes the amortization of goodwill and additional interest and depreciation expense as if these acquisition related expenses had been incurred from the beginning of the respective periods. The unaudited pro forma results are not necessarily indicative of the


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future. The unuaudited pro forma summary information does not include the Todd Products acquisition as financial information was not readily available.


NOTE 3. INCOME TAXES

The provision (benefit) for federal and state income taxes consists of the following:

                                            Twelve         Twelve           Five            Five
                         Twelve Months      Months         Months          Months          Months
                          December 31,      July 31,      July 31,       December 31,    December 31,
                             2000            1999           1998            1999            1998
                        ==============================================================================
                                                       (In thousands)
Current:
  Federal .........        $    69         $ 1,648        $ 2,454         $   372         $   341
  International ...          1,365             890            188             347             142
  State ...........            475             409            521             108             117
Deferred:
  Federal .........           (713)            118             36            (971)            384
  International ...             (3)              1             --              99              (4)
  State ...........           (610)             15             55            (267)             38
                        ------------------------------------------------------------------------------
                           $   583         $ 3,081        $ 3,254         $  (312)        $ 1,018
                        ==============================================================================

Foreign income before income taxes was $2,967,000, $1,973,000 and $328,000 for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and July 31, 1998 respectively. Foreign income before income taxes for the five months ended December 31, 1999 and 1998 were $890,000 and $557,000, respectively.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000, and 1999 are as follows:

                                                              December 31,    December 31,
                                                                 2000            1999
                                                            ================================
Deferred tax assets:                                                (In thousands)
  Deferred compensation ..............................          $2,348          $2,257
  Liabilities related to discontinued product line ...              --             238
  Liabilities related to environmental matters .......             148             265
  Inventory valuation ................................           1,192           1,604
  Prepaid and accrued expenses .......................           2,825           3,063
  Net operating loss .................................           1,625              --
                                                            --------------------------------
                                                                 8,138           7,427
Deferred tax liabilities:
 Accelerated depreciation and amortization ...........           1,585           1,380
Other ................................................              60              22
                                                            --------------------------------


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                                            --------------------------------
                                                                $6,493          $6,025
                                                            ================================

As of December 31, 2000, the Company had a net operating loss of approximately $4,778,000 for Federal tax purposes, which expires in 2020. The entire benefit of this net operating loss has been recorded as a deferred income tax asset, as it is more likely than not it will be realized.

Following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates:

                                                   Twelve       Twelve       Twelve        Five         Five
                                                   months       months       months       months       months
                                                  December       July         July       December     December
                                                  31, 2000     31, 1999     31, 1998     31, 1999     31, 1998
                                                ================================================================
Statutory rate .............................         34%          34%          34%         (34)%         34%
Tax rate differential on Foreign  Sales
       Corporation earnings ................         (2)          (1)          (1)           1           (1)
International rate differences .............         15            2            1           11           (2)
State income taxes, net of federal
income tax .................................         (4)           3            4          (10)           3
Non-taxable settlement of life insurance
class action suit ..........................        (15)          --           --           --           --
Other ......................................         (2)          (2)          --            1           --
                                                ----------------------------------------------------------------
                                                     26%          36%          38%         (31)%         34%
                                                ================================================================

NOTE 4. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many industries and geographic regions.

NOTE 5. INVENTORIES

Inventories consist of the following:

                        December 31,     December 31,
                           2000              1999
                      =================================
                               (In thousands)
Raw materials .....       $17,052          $20,678
Work in process ...         6,234            3,959
Finished goods ....         2,851            3,446
                      ---------------------------------
                          $26,137          $28,083
                      =================================


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

The above includes certain inventories, which are valued using the LIFO method, which aggregated $3,488,000, and $2,935,000 at December 31, 2000 and 1999,
respectively. The excess of FIFO cost over LIFO cost at December 31, 2000 and 1999, was approximately $507,000 and $1,881,000, respectively.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                            December 31,     December 31,
                                               2000             1999
                                          =================================
                                                   (In thousands)
Land ...................................      $ 4,494          $ 4,359
Buildings and leasehold improvements ...       11,167           10,709
Equipment and other property ...........       27,122           27,393
                                          ---------------------------------
                                               42,783           42,461
Less accumulated depreciation ..........       22,022           20,434
                                          ---------------------------------
                                              $20,761          $22,027
                                          =================================

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                December 31,     December 31,
                                                   2000             1999
                                              ================================
                                                       (In thousands)
Patents ...................................       $   925          $   895
Covenants not to compete and consulting
agreement .................................         4,255            4,255
Goodwill ..................................        19,523           17,292
Trademarks ................................           920              920
Other .....................................           503              503
                                              --------------------------------
                                                   26,126           23,865
Less accumulated amortization .............         5,356            4,080
                                              --------------------------------
                                                  $20,770          $19,785
                                              ================================

During the year ended December 31, 2000, the Company finalized its purchase allocation in connection with the Todd Products acquisition resulting in a write-down of the acquired inventory value of approximately $1,400,000. The remaining increase in goodwill during the year ended December 31, 2000 primarily relates to earn-out provisions recorded in connection with other prior period acquisitions.

NOTE 8. DEBT

Debt consists of the following:

                                            December 31,     December 31,
                                                2000             1999
                                          ================================
                                                   (In thousands)
Revolving lines of credit ..........          $35,318          $37,748
Mortgages payable ..................              437              657
Term loan ..........................              964            1,802
                                          --------------------------------
                                               36,719           40,207


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

Less portion due within one year ...              186              962
                                          --------------------------------
                                              $36,533          $39,245
                                          ================================

On September 30, 2000, the Company amended its revolving credit agreement with its participating banks. Under the terms of this agreement, which expires on October 31, 2003, the Company can borrow for acquisitions, working capital and, for other purposes, at either a "LIBOR rate," as defined, or prime interest rate. The agreement contains limitations on borrowings and requires maintenance of specified ratios, the most restrictive of which is the ratio of total funded debt plus standby letters of credit to earnings before interest, taxes, depreciation and amortization. At December 31, 2000, the Company was in compliance with the above covenants. As a condition to its amended revolving credit agreement, the Company agreed to pledge to the banks as collateral on its borrowing a security interest on its accounts receivable and rights to receive benefits up to $8 million pursuant to outstanding life insurance policies with respect to certain former officers and directors. In lieu of compensating balances, the Company pays commitment fees as defined under the agreement. The Company's German subsidiary also has $4,577,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 3.95% to 8.25%. No financial covenants are required. As of December 31, 2000 and 1999, there were no outstanding borrowings. As of December 31, 2000, outstanding borrowings under the Company's revolving credit agreement were $35,318,000, of which $5,445,000 is denominated in German marks. Available borrowings under the Company's revolving credit agreement were $1,374,000 as of December 31, 2000. The weighted average interest rate at December 31, 2000 and December 31, 1999 was 8.98% and 7.32%, respectively.

Principal maturities of debt payable over the next four years are $186,000 in 2001, $1,112,000 in 2002, $35,407,000 in 2003 and $14,000 in 2004.

As of December 31, 2000 and December 31, 1999, the Company's German subsidiary had mortgages payable on building additions, at interest rates of 3.95% and 4.75%, respectively, that require principal repayments through 2002 to 2004.

NOTE 9. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory defined contribution pension plans covering substantially all employees. The Company's contribution to its plans is based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. The power conditioner and electric utility equipment protection subsidiaries' contributions to its plans are based on a percentage of employee elective contributions. The electric utility equipment protection subsidiary also makes a profit sharing contribution annually. Costs accrued under the plans for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and July 31, 1998 amounted to approximately $1,485,000, $788,000 and $671,000, respectively. Costs for the five month periods ended December 31, 1999 and 1998 amounted to $624,000 and $312,000, respectively. It is the Company's policy to fund its accrued retirement income costs.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

In addition, the Company makes contributions, based on rates per hour, as specified in two union agreements, to two union administered defined benefit multi-employer pension plans. Contributions to these plans amounted to $60,000, $60,000 and $64,000 for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and 1998, respectively. For the five month period ended December 31, 1999 and 1998 the amounts were $21,000 and $26,000, respectively. Under the multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan's unfunded vested benefits liability. The Company's share of the unfunded vested benefits liabilities of the union plans to which it contributes is not material.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6%, 8%, 10% and 12%. The amount charged to income in connection with these agreements amounted to $420,000, $438,000 and $456,000 for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and 1998, respectively and $168,000 and $230,000 for the five month period ended December 31, 1999 and 1998, respectively.

In addition, the Company has agreements with certain active officers and key employees providing for deferred compensation benefits. Benefits to be provided to each participant are stated in separate elective salary deferral agreements. The amount charged to income in connection with these agreements amounted to $312,000, $414,000 and $702,000 for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and 1998, respectively and $188,000 and $239,000 for the five month periods ended December 31, 1999 and 1998, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of a majority of the participants having a deferred compensation or supplemental retirement agreement. At December 31, 2000, the aggregate death benefit totaled $21,578,000, with the corresponding cash surrender value totaling $11,486,000. At December 31, 2000, certain agreements may restrict the Company from utilizing cash surrender value totaling $2,539,000 for purposes other than satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the insurance policies with premium expenses. Net credits included in income in connection with the policies amounted to $1,399,000, $354,000 and $261,000 for the year ended December 31, 2000 and fiscal years ended July 31, 1999 and July 31, 1998, respectively and $159,000 and $85,000 for the five month periods ended December 31, 1999 and December 31, 1998, respectively.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2000 and fiscal years ended July 31, 1999 and 1998, rental expense applicable to operations aggregated $2,364,000, $1,850,000 and $1,701,000, respectively. For the five month period ended December 31, 1999 and 1998, rental expense applicable to operations aggregated $996,000 and 763,000, respectively. These expenses are primarily for facilities and vehicles. The minimum rental commitments as of December 31, 2000, are as follows:

(In thousands)
2001                       $1,833
2002                        1,023
2003                          303
2004                          101
2005                           80
Thereafter                      -
                      --------------
                           $3,340
                      ==============

At December 31, 2000, the Company was contingently liable for $3,717,000 under outstanding letters of credit issued for inventory purchases from foreign suppliers, casualty insurance requirements and a civil lawsuit settlement.

In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently complaints by terminated employees. It is management's opinion that the impact of these legal actions will not have a material affect on the consolidated financial position or results of operations of the Company.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firm to date, management has provided an estimated accrual for all known costs believed to be probable. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material affect on the consolidated financial position or results of operations of the Company.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

In the fourth quarter of fiscal year 1990, the Company made a provision of $3,500,000 to cover various such environmental costs for six locations, based upon estimates prepared at that time by an independent engineering consulting firm. In fiscal 1991, 1996 and 1999, based upon estimates, the Company made additional provisions of $480,000, $900,000 and $375,000, respectively. The fiscal 1996 provision was necessary since, during the latter part of fiscal 1995, the New Jersey Department of Environmental Protection required the Company to begin additional investigation of the extent of off-site contamination at its former facility in Wayne, New Jersey, where remediation had been underway. Based on the results of that investigation, which were received in fiscal 1996, the Company determined that additional remediation costs of approximately $1,000,000 were probable.

The Company filed claims with its insurers seeking reimbursement for many of these costs, and received $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental costs associated with one location up to an aggregate of $300,000. During fiscal 1997, the Company received $1,500,000 from three additional insurers and from two of those insurers, commitments to pay 15% and 20% of the environmental costs associated with the same location up to an aggregate of $150,000 and $400,000, respectively. In addition, the Company will receive $100,000 during 2001, as stipulated in the settlement agreement negotiated with one of the three insurers. During fiscal 2000 the Company reversed a separate accrual for a potential environmental penalty after being advised by legal counsel that there was only a remote chance such penalty would be enforced. At December 31, 2000 and December 31, 1999 the remaining environmental accrual was $357,000 and $640,000 respectively, of which $257,000 and $540,000, respectively, have been included in "Accrued Liabilities" and $100,000 and $100,000, respectively, in "Other Liabilities" in the accompanying consolidated balance sheets.

NOTE 11. STOCK OPTIONS AND CAPITAL STOCK

At the Company's 1993 Annual Meeting, the shareholders approved a Nonemployee Director Nonqualified Stock Option Plan (the "Director Plan"), which was effective June 1, 1993. The Director Plan provides for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enables the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant and no options can be granted under the Director Plan after its May 31, 2003, expiration date. Information for fiscal year ended July 31, 1998 and July 31, 1999, the five month period ended December 31, 1999 and year ended December 31, 2000 with respect to the Director Plan is as follows:


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                                            SHARES            OPTION PRICE
                                                           (In thousands, except for Option Price)
Outstanding and exercisable at August 1, 1997...........      103            $3.5625 to $10.50
Granted.................................................       22           $10.1875 to $14.625
Exercised...............................................      (71)          $3.5625 to $12.0313
                                                           ----------------------------------------
Outstanding and exercisable at July 31, 1998............       54           $ 3.5625 to $14.625
Granted.................................................       20           $11.1563 to $14.625
Cancelled...............................................       (6)          $12.0313 to $14.625
                                                           ----------------------------------------
Outstanding and exercisable at July 31, 1999............       68           $3.5625 to $14.625
Granted.................................................        8           $12.3125 to $13.875
                                                           ----------------------------------------
Outstanding and exercisable  at December 31, 1999.......       76           $3.5625 to $14.625
Granted ................................................       18            $9.1875 to $12.84
                                                           ----------------------------------------
Outstanding and exercisable at December 31, 2000........       94           $3.5625 TO $14.625
                                                           ========================================

As of December 31, 2000, December 31, 1999, July 31, 1999 and July 31, 1998 the number of shares available for grant were 70,000, 88,000, 96,000 and 110,000, respectively.

At the Company's 1991 Annual Meeting, the shareholders approved the adoption of a Long Term Incentive Plan (the "1991 Plan") which provides for the granting of options to officers and key employees of the Company to purchase up to 500,000 shares of the Company's common stock. At the 1995 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 500,000 to 922,650. At the 1998 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 922,650 to 1,522,650. The 1991 Plan enables the Company to grant either nonqualified options, with an exercise price per share established by the Board's Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company's Common Stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Plan expires no later than ten years from date of grant and no options can be granted under the 1991 Plan after its September 25, 2001, expiration date. Information for fiscal year ended July 31, 1998 and July 31, 1999, the five month period ended December 31, 1999 and year ended December 31, 2000 with respect to the 1991 Plan is as follows:


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                                    SHARES             OPTION PRICE
                                                  (In thousands, except for Option Price)
Outstanding at August 1, 1997..................       348             $3.25 to $9.375
Granted........................................       189            $11.00 to $14.5625
Exercised......................................       (90)            $3.25 to $11.00
Cancelled......................................       (25)            $4.25 to $11.00
                                                 -----------------------------------------
Outstanding at July 31, 1998...................       422            $3.25 to $14.5625
Granted........................................       174            $11.125 to $12.875
Exercised......................................       (63)            $3.25 to $11.125
Cancelled......................................       (24)           $9.375 to $11.125
                                                 -----------------------------------------
Outstanding at July 31, 1999...................       509            $3.25 to $14.5625
Granted........................................       140            $12.125 to $13.50
Exercised......................................       (22)            $3.25 to $11.125
Cancelled......................................       (52)           $11.00 to $14.5625
                                                 -----------------------------------------
Outstanding at December 31, 1999...............       575             $3.25 to $13.50
Granted........................................       145             $9.781 to $12.00
Exercised......................................       (63)            $3.25 to $9.375
Cancelled......................................       (34)            $6.875 to $13.50
                                                 -----------------------------------------
Outstanding at December 31, 2000...............       623             $3.25 to $13.50
                                                 -----------------------------------------

The number of shares exercisable at December 31, 2000 and December 31, 1999 were 574,000 and 358,000, respectively. As of December 31, 2000, December 31, 1999, July 31, 1999 and July 31, 1998, the number of shares available for grant were 469,000, 580,000, 668,000 and 799,000, respectively.

During fiscal 1991, the Board of Directors approved the granting of nonqualified stock options to purchase 110,000 shares at an option price of $4.13 to the Chief Executive Officer of the Company. In fiscal 1992, an option to purchase 50,000 shares was granted to another officer of the Company at an option price of $3.25 with an expiration date of November 30, 1998. Options for 25,100 and 24,900 shares were exercised during fiscal 1998 and 1999, respectively. In fiscal 1996, an option to purchase 50,000 shares was granted to a subsidiary officer at an option price of $8.375 and was exercisable 20% at July 31, 1997, and 50%, 20% and 10% on or after October 13, 1997, April 13, 1998, and April 13, 1999, respectively, with no expiration date, except in the event of termination, disability or death provided that the subsidiary officer has been employed through such date. Options for 8,000 shares, 10,000 shares and 34,000 shares were exercised during the fiscal year ended July 31, 1998, the five months ended December 31, 1999 and year ended December 31, 2000, respectively. The remaining options are exercisable at any time after the date of grant with no expiration date, except in the event of termination, disability or death. All of the option prices are equivalent to 100% of market value at date of grant.

The Company applies Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per common share would have been reduced as follows:

                                            Twelve                                Twelve                                  Five
                                            Months             Twelve             Months           Five Months           Months
                                          December 31,       Months July           July             December            December
                                              2000            31, 1999           31, 1998           31, 1999            31, 1998
                                         -------------      -------------      -------------      -------------       -------------
Net income (loss) - as reported ...      $   1,700,000      $   5,406,000      $   5,313,000      $    (684,000)      $   1,961,000
Net income (loss) - pro forma .....      $   1,153,000      $   4,799,000      $   4,908,000      $    (909,000)      $   1,695,000
Diluted net income (loss) per
common share as reported ..........      $         .30      $         .92      $         .90      $        (.12)      $         .33
Diluted net income (loss) per
common share pro forma ............      $         .20      $         .82      $         .83      $        (.16)      $         .29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 Twelve      Twelve      Twelve
                                                 Months      Months      Months    Five Months  Five Months
                                                December      July        July      December     December
                                                31, 2000    31, 1999    31, 1998    31, 1999     31, 1998
                                             ---------------------------------------------------------------
Expected dividend yield ...................        .94%        .73%        .61%        .38%        .33%
Expected stock price volatility ...........      29.58%       29.7%       32.7%      29.58%       36.6%
Risk-free interest rate ...................        6.3%        5.0%        6.1%        6.1%        4.9%
Expected life of option ...................     7 years     7 years     7 years     7 years     7 years


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

Transactions from August 1, 1997 through December 31, 2000, under the above plans were as follows:

                                         Number of                                                   Weighted
                                          Shares                                                   Average Life
                                           (In              Option Price            Weighted        Remaining
                                        thousands)            per Share           Average Price      (Years)
                                      ----------------------------------------------------------------------------
Outstanding at August 1, 1997......         661            $3.25 to $10.50            $5.78            6.83
Granted............................         211          $10.1875 to $14.625         $11.95
Exercised..........................        (194)          $3.25 to $12.0313           $5.75
Cancelled..........................        (25)            $4.25 to $11.00            $8.65
                                      ----------------------------------------------------------------------------
Outstanding at July 31, 1998                653           $3.25 to $14.625            $7.67            6.73
Granted............................         194          $11.125 to $14.625
Exercised..........................        (88)           $3.25 to $11.125
Cancelled..........................        (30)           $9.375 to $14.625
                                      ----------------------------------------------------------------------------
Outstanding at July 31, 1999.......         729           $3.25 to $14.625            $8.85            6.71
Granted............................         148          $12.125 to $13.875
Exercised..........................        (32)           $3.25 to $11.156
Cancelled..........................        (52)          $11.00 to $14.5625
                                      ----------------------------------------------------------------------------
Outstanding at December 31, 1999...         793           $3.25 to $14.625            $9.46            6.80
Granted............................         163           $9.1875 to $12.84
Exercised..........................        (97)            $3.25 to $9.375
Cancelled..........................        (34)           $6.875 to $13.50
                                      ----------------------------------------------------------------------------
Outstanding at December 31, 2000...         825           $3.25 TO $14.625           $10.06            6.64
                                      ----------------------------------------------------------------------------
Exercisable at December 31, 2000...         574           $3.25 TO $14.625            $9.18
                                      ----------------------------------------------------------------------------

The following tables segregate the outstanding options and exercisable options at December 31, 2000, into five ranges:

    Options Outstanding       Range of Option Prices         Weighted         Weighted Average Life
      (In thousands)                per Share              Average Price       Remaining (Years)
-----------------------------------------------------------------------------------------------------
           188                  $3.25 to $ 6.875               $4.469766             1.88
           184                  $6.9375 to $11.00             $10.160113             7.28
           162                  $11.125 to $11.75             $11.268540             7.84
           146                 $12.00 to $13.0625             $12.337833             8.68
           145                  $13.50 to $14.625             $13.563978             8.65
           ---
           825
           ---

 Options Exercisable (In       Range of Option Prices          Weighted
       thousands)                   per Share               Average Price
----------------------------------------------------------------------------
          188                    $3.25 to $6.875                $4.469766
          144                   $6.9375 to $11.00              $10.136774
           96                   $11.125 to $11.75              $11.311698
           77                   $12.00 to $13.0625             $12.556484
           64                   $13.50 to $14.625              $13.644675
          ---


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

          569

NOTE 12. CASH FLOW INFORMATION

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents.

In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, cash flows from EME's operations are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated cash flows will not necessarily agree with the translation adjustment recorded on the consolidated balance sheet. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line in the statement of cash flows.

Supplemental disclosures of cash flow information:

                                          Twelve        Twelve       Twelve                     Five
                                          months        months       months     Five months     months
                                         December        July         July        December     December
                                         31, 2000      31, 1999     31, 1998      31, 1999     31, 1998
                                      --------------------------------------------------------------------
                                                                  (In thousands)
Interest paid...................          $3,026          $950         $368          $970         $434
Income taxes paid...............          $1,288        $3,208       $2,225        $1,646         $509

Non-cash investing and financing activities:

During fiscal 1999, Condor acquired certain of the net operating assets of Todd Products for $7,430,000. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired.......      $12,738,000
   Cash paid...........................       $7,430,000
   Liabilities assumed.................       $5,308,000

During fiscal 1999, the Company acquired all of the capital stock of RFL for $12,462,000. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired.......      $16,417,000
   Cash paid...........................      $12,387,000
   Liabilities assumed.................       $5,166,000

During fiscal 1998, the Company acquired all of the capital stock of EME for $9,500,000. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired........     $15,729,000
   Cash paid............................      $9,500,000
   Liabilities assumed..................      $6,229,000


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 13. INDUSTRY SEGMENTS

Under the disclosure requirements of SFAS 131, the Company classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. The power supplies segment designs and manufactures a wide range of standard and custom power supply products which convert AC to DC power which is the electrical current used to operate customers' end products. Uninterruptible power supplies that provide back-up power in the event of a power failure are also designed and manufactured by this segment. The power conditioning and distribution units segment designs and manufactures customized PCDUs and wiring systems which provide voltage conversion and stabilization, system control, power distribution for aerospace passenger entertainment units and automotive applications. The motion control systems' segment designs and manufactures intelligent, high power density, precision motors and actuators for both commercial and military aerospace applications. The electric utility equipment protection systems' segment designs and manufactures teleprotection products/systems that are used to protect electric-utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The surge suppressors segment designs and manufactures products to protect electrical equipment from damage or destruction due to sudden power surges. The other segment includes corporate related items not allocated to reportable segments and the results of insignificant operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 for additional information). The Company's reportable segments are managed separately because each offers different products and services and requires different marketing strategies.

The segments' operations are conducted through domestic and foreign subsidiaries. For all periods presented, sales between segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2000, fiscal 1999, fiscal 1998 or the five months ended December 31, 1999.

                                      Twelve        Twelve        Twelve        Five           Five
                                      months        months        months        months         months
                                     December        July          July        December       December
                                     31, 2000      31, 1999      31, 1998      31, 1999       31, 1998
                                   ---------------------------------------------------------------------
                                                              (In thousands)
NET SALES
Power Supplies ...............      $ 63,077      $ 33,669      $ 36,711      $ 26,091      $ 13,463
PCDUs ........................        33,809        24,906        19,707        12,878         9,155
Motion Control Systems .......        21,943        23,476        16,100         8,802         8,933
Electric Utility Equipment
    Protection Systems .......        24,427         5,274            --        10,073            --
Surge Suppressors ............        18,781        33,041        41,513        11,176        15,251
Other ........................         5,709         4,762         4,181         1,950         3,014
                                   ---------------------------------------------------------------------
Consolidated .................      $167,746      $125,128      $118,212      $ 70,970      $ 49,816
                                   =====================================================================


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                                  Twelve       Twelve        Twelve         Five           Five
                                                  months       months        months        Months         Months
                                                 December       July          July        December       December
                                                 31, 2000     31, 1999      31, 1998      31, 1999       31, 1998
                                               --------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                   (In thousands)
Power Supplies ............................      $ 4,254       $ 5,723       $ 5,556       $ 2,007       $ 2,297
PCDUs .....................................        4,624         2,710         2,992         1,704           715
Motion Control Systems ....................        2,468         2,345         1,365           571           510
Electric Utility Equipment
     Protection Systems ...................        2,523           510            --         1,167            --
  Surge Suppressors .......................       (7,124)         (624)        1,679        (1,804)          538
Other .....................................       (1,846)       (1,456)       (2,812)       (1,178)         (824)
Settlement of class action suit ...........          875            --            --            --            --
Writedown of inventory and
losses on commitments .....................           --            --            --        (3,145)           --
Restructuring costs .......................         (790)           --            --        (1,128)           --
                                               --------------------------------------------------------------------
Income (loss) from
operations ................................        4,984         9,208         8,780        (1,806)        3,236
Demutualization of life insurance
company ...................................           --            --            --         1,812            --

Interest income ...........................          348           272           214            76           134

Interest expense ..........................       (3,049)         (993)         (427)       (1,078)         (391)
                                               --------------------------------------------------------------------
Consolidated income (loss)
   before income taxes ....................      $ 2,283       $ 8,487       $ 8,567       $  (996)      $ 2,979
                                               ====================================================================

                                              As of          As of
                                             December       December
                                             31, 2000       31, 1999
                                           ---------------------------
IDENTIFIABLE ASSETS                               (In thousands)
Power Supplies .......................       $ 32,059       $ 30,286
PCDUs ................................         20,765         20,653
Motion Control Systems ...............         15,665         14,762
Electric Utility Equipment
    Protection Systems ...............         16,193         18,502
Surge Suppressors ....................          6,268         11,225
Other ................................         22,531         21,622
                                           ---------------------------
Consolidated .........................       $113,481       $117,050
                                           ===========================


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                                 Twelve       Twelve       Twelve        Five
                                                 Months       Months       Months       Months     Five Months
                                               December 31,   July 31,     July 31,    December     December
                                                  2000         1999         1998       31, 1999     31, 1998
                                             ------------------------------------------------------------------
CAPITAL EXPENDITURES(1)                                                (In thousands)
Power Supplies ...........................       $  270       $  273       $  375       $  184       $  150
PCDUs ....................................          332          444          408          189          213
Motion Control Systems ...................          416          894          789          100          706
Electric Utility Equipment
    Protection
Systems ..................................          434          151           --          297           --
Surge Suppressors ........................           23          714          652          493          129

Other ....................................        1,111          212          532          112          192
                                             ------------------------------------------------------------------
Consolidated .............................       $2,586       $2,688       $2,756       $1,375       $1,390
                                             ==================================================================

 (1) Excludes assets acquired in business combinations.

                                        Twelve       Twelve       Twelve        Five         Five
                                        Months       Months       Months       Months       Months
                                       December       July         July       December     December
                                       31, 2000     31, 1999     31, 1998     31, 1999     31, 1998
                                     ---------------------------------------------------------------
DEPRECIATION AND AMORTIZATION                                 (In thousands)
Power Supplies...................       $1,581       $  750       $  571       $  645       $  430
PCDUs ...........................        1,045        1,124          931          466          513
Motion Control
Systems .........................          539          670          341          241          240
Electric Utility Equipment
    Protection
Systems .........................          770          169           --          328           --
Surge Suppressors ...............          604          714          739          280          312
Other ...........................          444          454          461          169          119
                                     ---------------------------------------------------------------
Consolidated ....................       $4,983       $3,881       $3,043       $2,129       $1,614
                                     ===============================================================


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

Financial information relating to the Company's segments by geographic area as follows:

                                            Twelve                                        Five
                                            Months     Twelve Months   Twelve Months     Months      Five Months
                                           December        July           July          December       December
                                           31, 2000       31, 1999       31, 1998       31, 1999       31, 1998
                                         ------------------------------------------------------------------------
NET SALES(1)                                                         (In thousands)
United States ......................       $132,434       $ 99,182       $110,926       $ 57,947       $ 39,658
Germany ............................         17,856         14,917          1,531          6,378          7,019
Other Foreign ......................         17,456         11,029          5,755          6,645          3,139
                                         ------------------------------------------------------------------------
Consolidated .......................       $167,746       $125,128       $118,212       $ 70,970       $ 49,816
                                         ========================================================================
LONG-LIVED ASSETS                                                    (In thousands)
United States ......................       $ 29,134       $ 31,805       $ 14,487       $ 28,983       $ 13,807
Germany ............................          9,215          9,639          9,881          9,454         10,034
Other Foreign ......................          3,182          2,322          1,227          3,375          1,204
                                         ------------------------------------------------------------------------
Consolidated .......................       $ 41,531       $ 43,766       $ 25,595       $ 41,812       $ 25,045
                                         ========================================================================

 (1) Net sales are attributed to countries based on location of customer.

NOTE 14. FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Maryland, the Company manufactures substantial quantities of products, in leased premises located in Mexicali, Reynosa, Matamoros and Nogales, Mexico, Ingolstadt, Germany and Paks, Hungary. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties regarding Mexico, Germany and Hungary.

Generally, the Company's revenues are priced in United States dollar and German mark and its costs and expenses are priced in United States dollar, Mexican peso, German mark and Hungarian forint. Accordingly, the competitiveness of Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 21%, 21% and 6% of revenues for the year ended December 31, 2000, and fiscal years ended July 31, 1999, and 1998, respectively. Foreign sales comprised 18% and 20% of revenues for the five month periods ended December 31, 1999 and1998, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Mexican peso, German mark and Hungarian forint. At December 31, 2000, the Company had net liabilities of $349,000 subject to fluctuations in the value of the Mexican peso and net assets of $58,000 subject to fluctuations in the value of the German mark. Fluctuations in the value of the Mexican peso, German mark and Hungarian forint have not been significant in 1999 and 2000. However, there can be no assurance that the value of the Mexican peso, German mark or Hungarian forint will continue to remain stable.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 15. RESTRUCTURING COSTS

During the five months ended December 31, 1999, the Company recorded charges of $4,273,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. During the year 2000, an additional $650,000 provision for excess and obsolete inventory was charged to cost of products sold and an additional $790,000 of restructuring costs for severance and other payroll related costs were recorded as a result of the Company's decision to integrate the operations of its SL Waber and Condor D.C. Power Supplies subsidiaries. At December 31, 2000, the restructuring costs remaining from the $5,713,000 in charges was as follows: $274,000 in inventory reserves and $426,000 in accrued liabilities.


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 16. SELECTED QUARTERLY FINANCIAL
(UNAUDITED)

                                            ------------------------------------------------------------
                                              Three months   Three months  Three months   Three months
                                                 Ended          Ended         Ended           Ended
                                                03/31/00       06/30/00      09/30/00       12/31/00
                                            ------------------------------------------------------------
                                                        (In thousands, except per share data)
TWELVE MONTHS ENDED DECEMBER 31, 2000
Net sales ...............................       $ 43,537       $ 44,144       $ 40,842       $ 39,223
Gross margin ............................       $ 15,063       $ 14,962       $ 11,436       $ 11,722
Income before income taxes ..............       $  1,081       $  1,354       $    626       $   (778)
Net income ..............................       $    548       $    796       $    729       $   (373)
Diluted net income per common
share ...................................       $   0.09       $   0.14       $   0.13       $  (0.07)

                                            --------------------------------------------------------
                                              Three months     Two months
                                                 Ended           Ended
                                                10/31/99        12/31/99
                                            --------------------------------------------------------
                                                        (In thousands, except per share data)
FIVE MONTHS ENDED DECEMBER 31, 1999
Net sales ...............................       $ 42,156        $ 28,814       $    -       $    -
Gross margin ............................       $ 14,469        $  9,042       $    -       $    -
Income before income taxes ..............       $ (1,326)       $    330       $    -       $    -
Net income ..............................       $   (851)       $    167       $    -       $    -
Diluted net income per common
share ...................................       $  (0.15)       $   0.03       $    -       $    -

                                           ----------------------------------------------------------
                                             Three months  Three months  Three months  Three months
                                                Ended         Ended         Ended          Ended
                                               10/31/98      01/31/99      04/30/99      07/31/99
                                           ----------------------------------------------------------
                                                       (In thousands, except per share data)
TWELVE MONTHS ENDED JULY 31, 1999
Net sales ...............................       $30,247       $29,084       $30,474       $35,323
Gross margin ............................       $10,335       $ 9,654       $10,539       $11,792
Income before income taxes ..............       $ 1,991       $ 1,941       $ 2,382       $ 2,173
Net income ..............................       $ 1,213       $ 1,329       $ 1,402       $ 1,462
Diluted net income per common
share ...................................       $  0.21       $  0.22       $  0.24       $  0.25


Notes to Consolidated Financial Statements
(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------------
                                                        Additions
                                               ----------------------------
                                   Balance at    Charged to     Charged to
                                    Beginning     Costs and          Other                  Balance at End
Description                         of Period      Expenses       Accounts      Deductions       of Period
-----------------------------------------------------------------------------------------------------------
                                                               (In Thousands)
TWELVE MONTHS ENDED
DECEMBER 31, 2000
Allowance for:
  Doubtful accounts                      $620          $494         $40(b)         $310(c)            $844
  Customer credits                     $1,279        $1,635              -       $1,239(d)          $1,675

TWELVE MONTHS ENDED
JULY 31, 1999
Allowance for:
  Doubtful accounts                      $590          $(90)(a)    $121(b)          $32(c)            $589
  Customer credits                     $1,455        $1,223              -       $1,282(d)          $1,396

TWELVE MONTHS ENDED
JULY 31, 1998
Allowance for:
  Doubtful accounts                      $496           $53         $85(b)          $44(c)            $590
  Customer credits                     $1,294        $2,462              -       $2,301(d)          $1,455

FIVE MONTHS ENDED
DECEMBER 31, 1999
Allowance for:
  Doubtful accounts                      $589           $10         $59(b)          $38(c)            $620
  Customer credits                     $1,396          $831              -         $948(d)          $1,279

FIVE MONTHS ENDED
DECEMBER 31, 1998
(Unaudited)
Allowance for:
  Doubtful accounts                      $590           $18         $32(b)          $68(c)            $572
  Customer credits                     $1,455        $1,871              -       $1,856(d)          $1,470

(a) Primarily for allowances not needed.

(b) Due to reclassifications.

(c) Accounts receivable written off, net of recoveries.

(d) Primarily for customer advertising programs.


