Form 10-Q
period 2001-03-31
SL INDUSTRIES INC
filed 2001-05-15
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        NEW JERSEY                                                  21-0682685
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

     520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                                     08054
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock outstanding as of May 7, 2001, were 5,702,080.

                      10-Q FOR QUARTER ENDED MARCH 31, 2001

PART I............................................................................................................3
   Item 1.  Financial Statements..................................................................................3
      Notes to Consolidated Financial Statements..................................................................6
   Item 2.  Management's discussion and analysis of financial condition and results of operations.................8
      Liquidity and Capital Resources.............................................................................8
      Results of Operations......................................................................................10
      Foreign Operations.........................................................................................12
      Forward-Looking Information................................................................................12
   Item 3.  Quantitative and qualitative disclosure about market risk............................................13
PART II - OTHER INFORMATION......................................................................................14
   Item 6.  Exhibits and Reports on Form 8-K.....................................................................14

PART I
ITEM 1.  FINANCIAL STATEMENTS


                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,              December 31,
                                                                                                  2001                    2000
                                                                                              -------------           -------------
                                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................          $          --           $   1,189,000
   Receivables, less allowances of
    $2,499,000 and $2,519,000, respectively ........................................             30,177,000              22,532,000
   Inventories (Note 2) ............................................................             27,783,000              26,137,000
   Prepaid expenses ................................................................              1,305,000               1,140,000
   Deferred income taxes ...........................................................              3,788,000               4,864,000
                                                                                              -------------           -------------
       Total current assets ........................................................             63,053,000              55,862,000
Property, plant and equipment, less accumulated depreciation
  of $22,553,000 and $22,021,000, respectively .....................................             20,710,000              20,761,000
Long-term note receivable ..........................................................              2,118,000               2,118,000
Deferred income taxes ..............................................................              1,519,000               1,629,000
Cash surrender value of life insurance policies ....................................             11,807,000              11,486,000
Intangible assets, less accumulated amortization
  of $5,666,000 and $5,356,000, respectively .......................................             20,460,000              20,770,000
Other assets .......................................................................                803,000                 855,000
                                                                                              -------------           -------------
        Total assets ...............................................................          $ 120,470,000           $ 113,481,000
                                                                                              =============           =============


LIABILITIES
Current liabilities:
   Long-term debt due within one year ..............................................          $  40,129,000           $     186,000
   Accounts payable ................................................................             12,550,000              11,309,000
   Accrued income taxes ............................................................              1,494,000                 724,000
   Accrued liabilities:
     Payroll and related costs .....................................................              3,950,000               5,070,000
     Other .........................................................................              8,313,000               7,393,000
                                                                                              -------------           -------------
        Total current liabilities ..................................................             66,436,000              24,682,000
Long-term debt less portion due within one year ....................................              1,087,000              36,533,000
Deferred compensation and supplemental retirement benefits .........................              5,901,000               5,892,000
Other liabilities ..................................................................              2,883,000               3,024,000
                                                                                              -------------           -------------
        Total liabilities ..........................................................          $  76,307,000           $  70,131,000
                                                                                              -------------           -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued ...........          $          --           $          --
Common stock, $20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares, ........................................................              1,660,000               1,660,000
Capital in excess of par value .....................................................             38,816,000              38,455,000
Retained earnings ..................................................................             20,026,000              19,547,000
Accumulated other comprehensive income (loss) ......................................                 (7,000)                 62,000
Treasury stock at cost, 2,602,000 and 2,639,000 shares, respectively ...............            (16,332,000)            (16,374,000)
                                                                                              -------------           -------------
        Total shareholders' equity .................................................             44,163,000              43,350,000
                                                                                              -------------           -------------
        Total liabilities and shareholders' equity .................................          $ 120,470,000           $ 113,481,000
                                                                                              =============           =============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Three-Months Ended
                                                                                                    March 31,
                                                                                          2001                   2000
                                                                                      ------------           ------------
                                                                                                  (Unaudited)
Net sales ........................................................                    $ 43,727,000           $ 43,537,000
                                                                                      ------------           ------------
Cost and expenses:
  Cost of products sold ..........................................                      30,844,000             28,474,000
  Engineering and product development ............................                       2,457,000              3,091,000
  Selling, general and administrative ............................                       7,572,000              8,820,000
  Depreciation and amortization ..................................                       1,254,000              1,338,000
  Restructuring costs ............................................                              --                 39,000
                                                                                      ------------           ------------
Total cost and expenses ..........................................                      42,127,000             41,762,000
                                                                                      ------------           ------------
Income from operations ...........................................                       1,600,000              1,775,000
Other income (expense):
  Interest income ................................................                          72,000                 67,000
  Interest expense ...............................................                        (813,000)              (761,000)
                                                                                      ------------           ------------
Income before income taxes .......................................                         859,000              1,081,000
Provision for income taxes .......................................                         380,000                533,000
                                                                                      ------------           ------------
Net income .......................................................                    $    479,000           $    548,000
                                                                                      ============           ============


Basic net income per common share ................................                    $       0.08           $       0.10
                                                                                      ============           ============
Diluted net income per common share ..............................                    $       0.08           $       0.09
                                                                                      ============           ============

Shares used in computing basic net income
  per common share ...............................................                       5,675,000              5,626,000
Shares used in computing diluted net income
  per common share ...............................................                       5,818,000              5,823,000

See accompanying notes to consolidated financial statements



                               SL INDUSTRIES, INC
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


                                                                                                Three-Months Ended
                                                                                                     March 31,

                                                                                           2001                    2000
                                                                                         ---------              ---------
                                                                                                    (Unaudited)
Net income ................................................................              $ 479,000              $ 548,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes ...................                (69,000)                12,000
                                                                                         ---------              ---------
Comprehensive income ......................................................              $ 410,000              $ 560,000
                                                                                         =========              =========

See accompanying notes to consolidated financial statements

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Three-Months Ended
                                                                                                           March 31,
                                                                                                 2001                      2000
                                                                                             ------------              ------------
                                                                                                          (Unaudited)
OPERATING ACTIVITIES:
  Net income ...................................................................             $    479,000              $    548,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation ..............................................................                  868,000                   928,000
     Amortization ..............................................................                  386,000                   410,000
     Restructuring charges .....................................................                       --                    39,000
     Provisions for losses on accounts receivable ..............................                  (17,000)                  344,000
     Additions to other assets .................................................                  (68,000)                 (448,000)
     Cash surrender value of life insurance premium ............................                 (343,000)                  (12,000)
     Deferred compensation and supplemental retirement payments ................                  161,000                   176,000
     Deferred compensation and supplemental retirement benefit cash payments ...                 (151,000)                 (154,000)
     Increase in deferred income taxes .........................................                1,184,000                  (131,000)
     Gain on sale of equipment .................................................                       --                    (5,000)
     Changes in operating assets and liabilities:
       Accounts receivable .....................................................               (7,985,000)                1,932,000
       Inventories .............................................................               (1,872,000)                  390,000
       Prepaid expenses ........................................................                 (179,000)                 (213,000)
       Accounts payable ........................................................                1,219,000                (1,110,000)
       Other accrued liabilities ...............................................                 (323,000)                  554,000
       Accrued income taxes ....................................................                1,028,000                   555,000
                                                                                             ------------              ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............................               (5,613,000)                3,803,000
                                                                                             ============              ============

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .................................................                   24,000                    10,000
  Proceeds from disposals of property, plant and equipment .....................                       --                     8,000
  Purchases of property, plant and equipment ...................................                 (960,000)                 (600,000)
                                                                                             ------------              ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................................                 (936,000)                 (582,000)
                                                                                             ============              ============

FINANCING ACTIVITIES:
  Proceeds from short-term debt ................................................                       --                     2,000
  Proceeds from long-term debt .................................................               10,103,000                   400,000
  Payments on long-term debt ...................................................               (5,044,000)               (3,963,000)
  Proceeds from stock options exercised ........................................                  414,000                   220,000
  Treasury stock acquired ......................................................                   (9,000)                 (196,000)
                                                                                             ------------              ------------
NET CASH (USED IN) FINANCING ACTIVITIES ........................................                5,464,000                (3,537,000)
                                                                                             ------------              ------------
Effect of exchange rate changes on cash ........................................                 (104,000)                  168,000
                                                                                             ------------              ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................               (1,189,000)                 (148,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................                1,189,000                 1,117,000
                                                                                             ------------              ------------
CASH AND CASH EQUIVALENTS AT MARCH 31  .........................................             $         --              $    969,000
                                                                                             ============              ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest ...................................................................             $    739,000              $    708,000
    Income taxes ...............................................................             $    232,000              $    221,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and the instructions to the Quarterly Report on Form 10-Q; therefore, the interim financial information and statements have been prepared in accordance with generally accepted accounting principles. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Inventories at March 31, 2001, and December 31, 2000, were as follows:


(Amounts in thousands)       March 31, 2001     December 31, 2000
                             --------------     -----------------
Raw materials                     $17,450            $17,052
Work in process                     6,519              6,234
Finished goods                      3,814              2,851
                             --------------     -----------------
                                  $27,783            $26,137
                             ==============     =================

3. The Company has presented net income per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                                                              Per                                             Per
                                                                             Share                                           Share
                                               Income          Shares        Amount          Income          Shares          Amount
                                             ---------------------------------------------------------------------------------------
                                                                              Three-Months Ended
                                             ---------------------------------------------------------------------------------------
                                                          March 31, 2001                                 March 31, 2000
                                             ---------------------------------------        ----------------------------------------
Basic net income per common
  share                                      $ 479,000        5,675,000        $0.08        $ 548,000        5,626,000        $0.10
Effect of dilutive securities                       --          143,000           --               --          197,000         (.01)
                                             ---------------------------------------        ----------------------------------------
Dilutive net income per
  common share                               $ 479,000        5,818,000        $0.08        $ 548,000        5,823,000        $0.09
                                             =======================================        =======================================

For the three-month periods ended March 31, 2001 and March 31, 2000, 173,486 and 252,452 common stock options, respectively, were excluded from the dilutive computation because their effect would be anti-dilutive.

4. During the five months ended December 31, 1999, the Company recorded charges of $4,273,000 to cover restructuring, inventory writedowns and losses on commitments recognized by its SL Waber subsidiary. During the year ended December 31, 2000, an additional $650,000 provision for excess and obsolete inventory was charged to cost of products sold and an additional $790,000 of restructuring costs for severance and other payroll related costs were recorded as a result of the Company's decision to integrate the operations of its SL Waber and Condor D.C. Power Supplies subsidiaries. At March 31, 2001, the restructuring costs remaining from the $5,713,000 in charges were as follows:
$274,000 in inventory reserves and $98,000 in accrued liabilities.

5. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was adopted by the Company effective July 31, 1999. Under the disclosure requirements of SFAS No. 131, the Company classifies its operations into the following six business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other.

Comparative results in thousands for the three-month periods are as follows:

                                          Three Months Ended
                                               March 31,
                                       2001               2000
                                      -------            -------
Net sales
Power Supplies ...........            $15,931            $16,693
PCDUs ....................              5,871              8,164
Motion Control Systems ...              8,263              5,503
Electric Utility Equipment
  Protection Systems .....              6,077              5,787
Surge Suppressors ........              6,145              5,972
Other ....................              1,440              1,418
                                      -------            -------
Consolidated .............            $43,727            $43,537
                                      =======            =======

                                          Three Months Ended
                                               March 31,
                                       2001                2000
                                      -------             -------
Operating income (loss)
Power Supplies ...........            $   733             $ 1,505
PCDUs ....................              1,226               1,327
Motion Control Systems ...                834                 589
Electric Utility Equipment
  Protection Systems .....                619                 674
Surge Suppressors ........               (390)             (1,527)
Other ....................             (1,422)               (754)
                                      -------             -------
Subtotal .................              1,600               1,814
 Restructuring costs .....                 --                 (39)
                                      -------             -------
Consolidated .............            $ 1,600             $ 1,775
                                      =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under its revolving credit facility. During the three months ended March 31, 2001, the net cash used by operating activities was $5,613,000, as compared to cash provided of $3,803,000 during the three months ended March 31, 2000. The decrease, as compared to same quarter in the prior year, resulted primarily from increased receivables and inventories, offset, in part, by higher deferred income taxes and increases of accounts payable. During the quarter, the net cash used in investing activities of $936,000 was primarily related to capital expenditures. During the quarter, the net cash provided by financing activities of $5,464,000 was primarily related to the net borrowings of long-term debt.

As of March 31, 2001, the Company had outstanding $37,529,000 principal amount under its $40,000,000 Revolving Credit Agreement, and $398,000 allocated to outstanding trade letters of credit. The available credit facility is subject to commitment fees, but not compensating balances. The Agreement contains limitations on borrowings and their use, requires maintenance of specified ratios, as amended, and has a maturity date of October 31, 2003. In addition, Electro-Metall Export GmbH (Germany), a wholly-owned subsidiary of the Company, has approximately $4,264,000 in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates of 7.625% to 8.25%. These lines of credit do not contain any financial covenants. Also, as of March 31, 2001, the Company had $11,807,000 available from the cash surrender value of its life insurance policies, which has been pledged to the Company's lenders to secure its credit facility.

At the end of the first quarter of 2001, the Company was not in compliance with certain financial covenants in its credit facility. The Company and its lenders are currently in discussions regarding a grant of a waiver of the covenants. As these discussions are ongoing, it cannot be determined at this time if the terms and conditions of a waiver would be acceptable to the Company.


Under the terms of the credit facility, as a result of the Company's default relating to financial covenants, the lenders are not required to advance additional funds to the Company and have the right to declare the unpaid principal amount and interest accrued thereon immediately due and payable. The lenders have not exercised either of these rights to date. The refusal of the lenders to advance the Company any additional funds which would otherwise be available under the credit facility would render the Company unable to fund its operations during the second half of the year, unless other funds from other sources become available to the Company on acceptable terms.

The Company's current ratio was 0.95 to 1 at March 31, 2001 and 2.3 to 1 at December 31, 2000. The March 31, 2001 decrease, as compared to December 31, 2000, resulted primarily from the reclassification of the borrowings under the Company's credit facility as a current liability during the quarter, as a result of the Company's non-compliance with certain financial covenants in the credit facility. If the borrowings under the Company's credit facility were not classified as a current liability, the current ratio would be 2.4 to 1 at March 31, 2001.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 48% at March 31, 2001 and 46% at December 31, 2000. During the quarter, increases in total borrowings, as compared to prior year same quarter, were primarily the result of the Company's increased borrowing on its revolving line of credit as a result of increased receivables. Receivables increased due to delayed payments by customers and increased invoicing in March 2001.

Capital expenditures of $960,000 during this quarter primarily included improvements in process technology and increased production capacity. During the remaining quarters of 2001, the Company plans to make minimal capital expenditures in response to the slowdown in certain of the Company's markets. Capital expenditures, to the extent they are authorized, are expected to be funded through cash provided by operations.

During the fourth quarter of 2000 and the first quarter of 2001, the Company experienced negative operating cash flows at several of its business segments as a result of a shortage of certain strategic components and a severe economic slowdown in the telecommunications and semiconductor industries. As a result, the Company has suspended planned capital expenditures and is taking such additional actions as it deems appropriate to reduce costs in line with lower revenue expectations.

Based upon its current forecast, management believes that the Company has sufficient funds, through its revolving credit facility and cash on-hand, to fund the Company's operations through year-end. Management's forecast is based upon the expected stabilization of certain markets in which its products are sold. If the business downturn in the telecommunications market and semiconductor industry worsens or continues for a prolonged period of time, the Company may be required to borrow additional funds over and above the amounts provided by its current facility to meet its future needs. Additional financing, if available, may not be available on satisfactory terms. If such additional financing is required and is not available on terms satisfactory to the Company, the Company's operations and financial condition would be materially adversely affected.

With the exception of the Company's surge suppressors, power supplies and the segment reported as "other", all of the Company's remaining operating segments are profitable and are expected to remain so. The surge suppressors, power supplies, and "other" segments' underperformance during this quarter had an adverse affect on the Company's results, which offset the aggregate favorable performance of the remaining segments. The underperformance of the surge suppressors segment was attributable to high manufacturing overhead costs relative to the level of customer orders. The underperformance of the power supplies segment is directly related to the economic slowdown in the telecommunications market. The Company is in the process of restructuring its power supplies segment to meet the changing environment in the telecommunications industry. The performance of the "other" business segment is largely the result of corporate overhead and expenses.

Certain of the Company's inventory on-hand is used or sold specifically for customers in the semiconductor industry and telecommunications market. Should the telecommunications market and semiconductor industry continue to deteriorate, the Company will need to re-assess the carrying value of certain of its inventory intended for these markets and may be required to record a write-down of such inventory in future periods.

RESULTS OF OPERATIONS

Quarter ended March 31, 2001 compared with quarter ended March 31, 2000.

Consolidated net sales for the three-month period ended March 31, 2001, remained consistent as compared to the net sales realized during the corresponding period a year ago. Net sales in the motion control systems, surge suppressors, and electric utility equipment protection systems segments increased during the three-month period ended March 31, 2001. The sales increases in the motion control systems segment were primarily due to an increase in orders received from aerospace customers, as well as customers in the distribution channel. The sales increase in the surge suppressors segment during the three-month period ended March 31, 2001, was a result of a $2,700,000 order from one of the Company's major customers. The sales increases in the electric utility equipment protection systems segment were primarily due to increased demand. The sales decreases in the power supplies segment during the three-month period were primarily due to the economic slowdown in the telecommunications and electronic sectors. The sales decreases in the power conditioning distribution units segment were related to the economic slowdown in the semiconductor testing equipment market through the first quarter of 2001.

The Company realized operating income of $1,600,000 for the three-month period, as compared to operating income of $1,775,000, during the corresponding period a year ago. During the quarter ending June 30, 2001 the Company expects to book approximately $1,300,000 of restructuring costs as a result of the restructuring of the power supplies segment. The surge suppressors segment is expected to continue to realize adverse operating financial results through the second quarter of 2001 as a result of lower customer orders and shipments relative to high manufacturing overhead expenses. Losses in this segment will negatively impact the Company's consolidated operating financial results.

Cost of products sold for the three-month period increased 8% as compared to last year. As a percentage of net sales, cost of products sold for the three-month period was 71%, as compared to 65% a year ago. The increase was primarily related to the surge suppressors segment product mix.

Engineering and product development expenses for the three-month period decreased 21%, as compared to the same period last year. As a percentage of net sales, engineering and product development expenses for the three months were 6%, as compared to 7% for last year.

Selling, general and administrative expenses for the three-month period decreased 14% as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months were 17%, as compared to 20%, a year ago. The three-month decrease was primarily related to the integration of certain operations and the administration of two business units (of SL Waber, Inc. and Condor D.C. Power Supplies, Inc.)

Depreciation and amortization expense for the three-month period decreased 6%, as compared to last year. The decrease was primarily related to reduced depreciation and amortization of computer hardware and software.

Interest income for the three-month period increased by 7%, as compared to last year. The reason for the increase was higher interest rates compared to last year. Interest expense for the three-month period increased by 7%, as compared to last year primarily from a higher debt balance due to additional borrowings from the revolving line of credit.

The effective tax rate for the three-month period was 44%, as compared to 49%, a year ago. The current period effective tax rate reflects a reduced effective rate associated with the Company's profitable German operation.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Maryland, the Company manufactures substantial quantities of products in leased premises located in Mexicali, Reynosa, Matamoros and Nogales, Mexico, Ingolstadt, Germany and Paks, Hungary. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties regarding Mexico, Germany and Hungary.

Generally, the Company's revenues are priced in United States dollars and German marks and its costs and expenses are priced in United States dollars, Mexican pesos, German marks and Hungarian forints. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 26% and 21% of revenues for the quarter ended March 31, 2001 and March 31, 2000, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses that might result from adverse fluctuations in the values of the Mexican peso, German mark and Hungarian forint. At March 31, 2001, the Company had net liabilities of $628,000 subject to fluctuations in the value of the Mexican peso and net assets of $445,000 subject to fluctuations in the value of the German mark. Fluctuations in the value of the Mexican peso, German mark and Hungarian forint were not significant in 2000 or the first quarter of 2001. However, there can be no assurance that the value of the Mexican peso, German mark or Hungarian forint will continue to remain stable.

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contain forward-looking information, particularly statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, such as expansion and growth of the Company's business, future capital expenditures and the Company's prospects and strategy. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether or not a sale of the Company can be successfully effected and the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing a cyclical economic downturn.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the December 31, 2000, Form 10K which is incorporated herein by reference.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

As a result of recent unfavorable economic conditions and reduced capital spending, the Company's sales in the United States have declined. In particular, sales to telecom related businesses, and the manufacturing industry in the United States were impacted during the second quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we are likely to experience a further material adverse impact on our business, operating results, and financial condition.

WE COMPETE IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS EQUIPMENT MARKET

We compete in the highly competitive telecommunications market with numerous vendors in each product category. We expect that the overall number of competitors providing niche product solutions will increase due to the market's long-term attractive growth.

The businesses are in active competition with domestic and foreign companies, some with national and international name recognition, offering similar products or services and with companies producing alternative products appropriate for the same uses. In addition, the surge suppressor and power supply businesses have experienced significant off-shore competition for certain products in certain markets. Currently, the businesses are sourcing many components and products outside of the United States. The decreasing military market has also created more competitive conditions in both the military and commercial markets. The businesses differentiate themselves from their competition by concentrating on customized products based on customer needs. The businesses seek a competitive advantage based on quality, service, innovation, delivery and price. Some of our competitors compete across many of our product lines. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

Due to the current slow down in the economy, the credit risks relating to our customers have increased. Although we monitor all risk, there can be no assurance that such monitoring will be effective in reducing our credit risks. Although these losses are minimal, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY AND THE MARKET

Our operating results will depend to a significant extent on our ability to reduce the costs to produce existing products and to develop and introduce new products into existing and emerging markets. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     None

(b) Reports on Form 8-K
On March 22, 2001, the Company filed a Period Report on Form 8-K, which contained a press release issued by the Registrant on March 19, 2001 announcing that the Company was exploring a sale (of the Company) in order to maximize shareholder value.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SL INDUSTRIES, INC.
                                            Company


Dated: May 15, 2001                         /s/Owen Farren
                                            --------------
                                            Owen Farren
                                            President,
                                            Chief Executive Officer
                                            and Chairman of the Board

Dated: May 15, 2001                         /s/Jacob Cherian
                                            ----------------
                                            Jacob Cherian
                                            Vice President, Corporate Controller