Form 10-K/A
period 2000-12-31
SL INDUSTRIES INC
filed 2001-06-29
CIK 89270

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 2000
                           ----------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

          FORM 10-K/A FOR SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN


                          COMMISSION FILE NUMBER 1-4987



                               SL INDUSTRIES, INC.
                            SAVINGS AND PENSION PLAN

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





                                                       /s/ Jacob Cherian
                                                       -----------------------
                                                       Jacob Cherian
                                                       Plan Administrator
                                                       June 28, 2001

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                             Pages
                                                                             -----
Report of Independent Public Accountants                                        4

Financial Statements:
   Statements of Net Assets Available for Plan Benefits,
     December 31, 2000 and December 31, 1999                                    5

   Statement of Changes in Net Assets Available for Plan Benefits
       For the year ended December 31, 2000                                     6

Notes to Financial Statements                                                 7-11

Supplemental Schedule:
   Schedules of Assets Held for Investment Purposes -
        December 31, 2000 and December 31, 1999                               12-13

Consent of Independent Public Accountants                                      14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Plan Administrator
SL Industries, Inc. Savings and Pension Plan:

We have audited the accompanying statements of net assets available for plan benefits of the SL. Industries, Inc. Savings and Pension Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of December 31, 2000 and 1999 and the changes in net assets available for plan benefits for the year ended December 31, 2000, in conformity with accounting principles general accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the accompanying index is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic statements taken as a whole.

Philadelphia, Pennsylvania
June 18, 2001

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                            December 31
                                                   -----------------------------
                                                       2000             1999
                                                   -----------      ------------
ASSETS:
Investments                                        $16,040,287       $14,648,980

Receivables:
      Employer Contributions                           366,122           190,874
      Participant Contributions                         78,547            99,708
      Participant Loans                                429,860           400,478
                                                   -----------       -----------
            Total receivables                          874,529           691,060
                                                   -----------       -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS             $16,914,816       $15,340,040
                                                   ===========       ===========





Note: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                          Year Ended
Additions:                                                             December 31, 2000
                                                                       -----------------
        Additions to net assets attributed to:
               Investment income:
                  Net depreciation in fair value of investments          $   (422,869)
                  Interest/Dividends                                        1,047,562
                                                                         ------------
                                                                              624,693
                                                                         ------------
               Contributions:
                  Participant                                                 759,357
                  Employer                                                  1,640,757
                                                                         ------------
                                                                            2,400,114
                                                                         ------------
               Total additions                                              3,024,807
                                                                         ------------


Deductions:

        Deductions from net assets attributed to:
               Benefits paid to participants                                1,449,565
               Administrative expenses                                            466
                                                                         ------------

               Total deductions                                             1,450,031
                                                                         ------------




               Net increase                                                 1,574,776

Net assets available for plan benefits:
        Beginning of year                                                $ 15,340,040
                                                                         ------------

        End of year                                                      $ 16,914,816
                                                                         ============






Note: The accompanying notes are an integral part of these financial statements.

                  SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN

                          NOTES TO FINANCIAL STATEMENTS


1.      Description of Plan and Summary of Significant Accounting Policies

        Description of Plan:

        SL Industries, Inc. Savings and Pension Plan (the "Plan"), originally adopted May 1, 1976, is a defined contribution savings and pension plan covering substantially all U.S. non-union employees of SL Industries, Inc. who have attained the age of 18 on the first day of the month coinciding with or following their date of hire. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Participants should refer to the Summary Plan Description for more complete information with respect to the provisions of the Plan.

        Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The Blended Income Fund represents a deposit contract with John Hancock Mutual Life Insurance Company ("John Hancock") and Fidelity's Managed Income Portfolio. Contributions are maintained in pooled accounts. The account is credited with earnings on the underlying investments at various rates and charged for Plan withdrawals. The financial statements reflect the contract/market values as reported by John Hancock and Fidelity as of the Plan year-end. Effective August 1, 2000, the Blended Income Fund consisted only of funds invested in Fidelity's Managed Income Portfolio.

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

        During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $422,869 as follows:

                      Mutual Funds:         $414,416
                      Common Stock:            8,453
                                          ----------
                                            $422,869
                                          ----------



        The following represents investments that represent 5% or more of the Plan's net assets:

                                                                   December 31
                                                          -----------------------------
                                                              2000            1999
                                                          -------------  --------------
        Blended Income Fund                               $ 3,936,202     $ 4,277,058
        SL Industries, Inc. Common Stock                  $ 2,539,342 *   $ 2,528,844 *
        Fidelity Growth and Income Portfolio              $ 1,707,670     $ 1,610,415
        Fidelity Low Priced Stock Fund                    $   945,049     $   805,278
        Fidelity Mid-Cap Stock Fund                       $ 1,885,075     $   928,091
        Spartan U.S. Equity Index Fund                    $ 1,382,013     $ 1,372,562


        *      Participant-directed and nonparticipant-directed.

        Information about the significant components of the changes in net assets relating to the SL Industries, Inc. Common Stock, which is both a participant-directed and a nonparticipant-directed investment option, is as follows:


                                                              Year Ended
                                                          December 31, 2000
                                                          -----------------
                       Changes in Net Assets:
                              Contributions                   $ 594,650
                              Interest/Dividends                 27,294
                              Net depreciation                   (8,453)
                       Benefits paid to participants           (482,853)
                       Transfers/Loan Activity                 (120,140)
                                                              ---------
                                                              $  10,498
                                                              ---------

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

               Profit Sharing Contributions:
               A profit sharing contribution is made annually to all Plan participants who have earned at least 1,000 hours of service during the Plan year and is equal to two percent (2%) of the participant's wages, up to a maximum of $170,000, for the plan year, with the exception of participants who are disabled, die or retire. This is a discretionary contribution determined by resolution of the Board of Directors. Profit sharing contributions are invested in accordance with the election of each participant.

        Benefits:

        At the time of separation, the vested portion of a participant's account represents the participant's accumulated benefit. A participant may elect to: (1) continue to invest their accumulated benefit in the Plan until their normal retirement date at which time the value of their account will be utilized to purchase an annuity; (2) receive payment in one lump sum; or (3) to have any portion paid directly to an eligible retirement plan specified by the distribute in a direct rollover.

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

        Vesting:

        Participants become immediately vested in their elective deferral contributions plus actual earnings and their employer's profit sharing contributions. Employer matching contributions become vested as follows:

                                                                   Percentage
                               Years of Service                      Vested
                               ----------------                      ------
                 Five years or more . . . . . . . . . . . . . . .     100%
                 Four years or more, but less than five years . .      80%
                 Three years or more, but less than four years  .      60%
                 Two years or more, but less than three years . .      40%
                 One year or more, but less than two years .  . .      20%
                 Less than one year . . . . . . . . . . . . . . .       0%

        In determining years of service for vesting, the Plan considers service from the participant's date of hire. The nonvested portion of a participant's account, if any, will be forfeited in accordance with the provisions of the Plan. Forfeitures will be allocated to the remaining participants' accounts on a prorated basis as defined by the Plan.


        Participant Loans:

        The Plan makes loans to a participant, using the participant's account balance as collateral. The minimum loan amount is $1,000 and may not exceed the lesser of $50,000 or one-half of the participant's vested account balance. All loans bear interest at prime rate plus one percent compiled as of the loan origination date. Loans are repayable over a twelve to sixty month term. The interest rates on the participant loans receivable as of December 31, 2000 and December 31, 1999 range from 7.0% to 10.25% and 7% to 9.5%, respectively.


2.      Plan Termination

        While SL Industries, Inc. has not expressed any intent to do so, it may terminate the Plan at any time, subject to the penalties set forth in ERISA, as amended. In the event of such Plan termination, participants will become 100% vested in their accounts.


3.      Reconciliation to Form 5500

        As of December 31, 2000 and December 31, 1999, the Plan had $219,349 and $26,395, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

4.      Administrative Expenses

        Administrative expenses of the Plan are paid by SL Industries, Inc., with the exception of asset management fees related to certain deposit contracts held with the insurance company which have been paid by the Plan. Total asset management fees expensed in the fiscal year ended December 31, 2000 and the five months ended December 31, 1999 were $466 and $82, respectively.

5.      Tax Status

        The Internal Revenue Service has issued a favorable determination letter stating that the Plan meets the requirements for qualification pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and that the Plan is exempt from federal income taxes under Section 501(a) of the Code. Although the Plan has been amended since receiving the determination letter, management believes they are operating the Plan in accordance with the Code. Accordingly, there is no provision for income taxes in the accompanying financial statements.

                 SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             FORM 5500 ITEM 27(a)
                              DECEMBER 31, 2000

complete

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

         *             Fidelity Institutional Retirement Services Co., Inc.

         *             Fidelity Institutional Retirement Services Co., Inc.

         *             Fidelity Institutional Retirement Services Co., Inc.

         *             Fidelity Institutional Retirement Services Co., Inc.

         *             SL Industries, Inc.


complete

A.Party in Interest    C. Description of Asset                                              D. Cost            E. Current Value
-------------------    -----------------------                                             ---------          -----------------
         *             Common Stock                                                         $   2,044,032      $      2,539,342

         *             Common Trust Fund - Blended Income Fund                              $   3,936,202      $      3,936,196

         *             Common Trust Fund - Fidelity Growth & Income Portfolio               $   1,796,251      $      1,707,670

         *             Common Trust Fund - Fidelity Puritan  Fund                           $     755,555      $        719,893

         *             Common Trust Fund - Fidelity Low-Priced Stock Fund                   $     972,045      $        945,049

         *             Common Trust Fund - Fidelity Diversified International Fund          $     561,576      $        566,669

         *             Common Trust Fund - Fidelity Mid-Cap Stock Fund                      $   1,522,282      $      1,885,075

         *             Common Trust Fund - Fidelity Freedom Income Fund                     $      81,956      $         81,425

         *             Common Trust Fund - Fidelity Freedom 2000 Fund                       $     406,239      $        390,338

         *             Common Trust Fund - Fidelity Freedom 2010 Fund                       $     576,792      $        582,546

         *             Common Trust Fund - Fidelity Freedom 2020 Fund                       $     683,137      $        686,261

         *             Common Trust Fund - Fidelity Freedom 2030 Fund                       $     456,989      $        460,145

         *             Common Trust Fund - Spartan U.S. Equity Index Fund                   $   1,322,204      $      1,382,013

         *             Common Trust Fund - Fidelity U.S. Bond Index Fund                    $     157,205      $        157,665

         *             Loans Receivable (Interest rates ranging from 7.0%                                      $        429,860
                       to 10.25%)

         *             Contributions Receivable                                                                $        444,669

* Indicates party known to be a party in interest.

                 SL INDUSTRIES, INC. SAVINGS AND PENSION PLAN
               SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             FORM 5500 ITEM 27(a)
                              DECEMBER 31, 1999

complete

A.Party in Interest  B. Identity of Issuer
-------------------  -----------------------
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

    *                Fidelity Institutional Retirement Services Co., Inc.

    *                Fidelity Institutional Retirement Services Co., Inc.

    *                Fidelity Institutional Retirement Services Co., Inc.

    *                Fidelity Institutional Retirement Services Co., Inc.

    *                SL Industries, Inc.


complete

A.Party in Interest   C. Description of Asset                                        D. Cost         E. Current Value
-------------------   -----------------------                                        -------         ----------------
    *                 Common Stock                                                   $ 1,807,593     $    2,528,844

    *                 Guaranteed Investment Contracts (#8583)                        $ 1,002,483     $    1,002,483

    *                 Common Trust Fund - Managed Income Portfolio                   $ 3,274,575     $    3,274,575

    *                 Common Trust Fund - Fidelity Growth & Income Portfolio         $ 1,447,783     $    1,610,415

    *                 Common Trust Fund - Fidelity Puritan  Fund                     $   694,731     $      681,059

    *                 Common Trust Fund - Fidelity Low-Priced Stock Fund             $   851,806     $      805,278

    *                 Common Trust Fund - Fidelity Diversified International Fund    $   251,408     $      341,517

    *                 Common Trust Fund - Fidelity Mid-Cap Stock Fund                $   735,779     $      928,091

    *                 Common Trust Fund - Fidelity Freedom Income Fund               $    61,648     $       62,598

    *                 Common Trust Fund - Fidelity Freedom 2000 Fund                 $   325,159     $      345,963

    *                 Common Trust Fund - Fidelity Freedom 2010 Fund                 $   531,166     $      591,877

    *                 Common Trust Fund - Fidelity Freedom 2020 Fund                 $   553,912     $      652,699

    *                 Common Trust Fund - Fidelity Freedom 2030 Fund                 $   269,827     $      330,432

    *                 Common Trust Fund - Spartan U.S. Equity Index Fund             $ 1,122,519     $    1,372,562

    *                 Common Trust Fund - Fidelity U.S. Bond Index Fund              $   127,723     $      120,587

    *                 Loans Receivable (Interest rates ranging from 7.0%             $   400,478     $      400,478
                      to 9.5%)

    *                 Contributions Receivable                                       $   290,582     $      290,582




* Indicates party known to be a party in interest.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K/A into the Company's previously filed Registration Statement File No. 33-31805 on Form S-8.



                                                             ARTHUR ANDERSEN LLP






Philadelphia, Pennsylvania
June 28, 2001