Form 10-Q
period 2001-06-30
SL INDUSTRIES INC
filed 2001-08-15
CIK 89270

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-4987

                              SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                              21-0682685
               ----------                              ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

520 FELLOWSHIP ROAD, SUITE A114, MT LAUREL, NJ             08054
----------------------------------------------             -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock outstanding as of August 5, 2001, were 5,699,676.

                          10-Q FOR QUARTER ENDED JUNE 30, 2001



PART I........................................................................ 3
   Item 1.  Consolidated Financial Statements................................. 3
    Notes to Consolidated Financial Statements................................ 6
      1. Basis of presentation................................................ 6
      2. Inventories.......................................................... 6
      3. Earnings (loss) per share............................................ 6
      4. New accounting pronouncements........................................ 7
      5. Reorganization of business........................................... 8
      6. Segment information.................................................. 8
      7. Subsequent event - discontinued operations..........................  9
   Item 2.  Management's discussion and analysis of financial condition and results of operations............................................  9
    Liquidity and Capital Resources..........................................  9
    Results of Operations.................................................... 12
      Quarter ended June 30, 2001 compared with quarter ended June 30, 2000.. 12
      Six months ended June 30, 2001 compared with six months ended
      June 30, 2000.......................................................... 13
    Forward-Looking Information.............................................. 15
   Item 3.  Quantitative and qualitative disclosures about market risk....... 16
PART II - OTHER INFORMATION.................................................. 19
   Item 6.  Exhibits and Reports on Form 8-K................................. 19

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS




                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    June 30,            December 31,
                                                                                                      2001                  2000
                                                                                                    --------            ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................................  $    --               $   1,189
   Receivables, net ..............................................................................     19,282                20,312
   Inventories (Note 2) ..........................................................................     21,048                23,491
   Prepaid expenses ..............................................................................      1,064                 1,140
   Net current assets of discontinued operations .................................................      4,401                 4,866
   Deferred income taxes .........................................................................      7,403                 4,864
                                                                                                    ---------             ---------
       Total current assets ......................................................................     53,198                55,862

Property, plant and equipment, net ...............................................................     19,800                19,781
Property, plant and equipment of discontinued operations, net ....................................        753                   980
Long-term note receivable ........................................................................      2,099                 2,118
Deferred income taxes ............................................................................      1,291                 1,629
Cash surrender value of life insurance policies ..................................................     12,022                11,486
Intangible assets, net ...........................................................................     20,169                20,770
Other assets .....................................................................................        811                   855
                                                                                                    ---------             ---------
        Total assets .............................................................................  $ 110,143             $ 113,481
                                                                                                    =========             =========

LIABILITIES
Current liabilities:
    Short-term bank debt .........................................................................  $     869             $    --
   Long-term debt due within one year ............................................................     36,438                   186
   Accounts payable ..............................................................................      7,845                11,309
   Accrued income taxes ..........................................................................      1,639                   724
   Accrued liabilities:
     Payroll and related costs ...................................................................      4,942                 5,070
     Other .......................................................................................      9,744                 7,393
                                                                                                    ---------             ---------
        Total current liabilities ................................................................     61,477                24,682
Long-term debt less portion due within one year ..................................................      1,009                36,533
Deferred compensation and supplemental retirement benefits .......................................      5,957                 5,892
Other liabilities ................................................................................      2,552                 3,024
                                                                                                    ---------             ---------
        Total liabilities ........................................................................  $  70,995             $  70,131
                                                                                                    ---------             ---------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000 shares; none issued .............................       --                    --
Common stock, $.20 par value; authorized 25,000 shares; issued 8,298 shares ......................      1,660                 1,660
Capital in excess of par value ...................................................................     38,952                38,455
Retained earnings ................................................................................     14,714                19,547
Accumulated other comprehensive income ...........................................................        127                    62
Treasury stock at cost, 2,588 and 2,639 shares, respectively .....................................    (16,305)              (16,374)
                                                                                                    ---------             ---------
        Total shareholders' equity ...............................................................     39,148                43,350
                                                                                                    ---------             ---------
        Total liabilities and shareholders' equity ...............................................  $ 110,143             $ 113,481
                                                                                                    =========             =========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                Three-Months Ended            Six-Months Ended
                                                                                    June 30,                       June 30,
                                                                             2001            2000            2001            2000
                                                                           --------        --------        --------        --------
Net sales ..........................................................       $ 32,479        $ 39,098        $ 70,061        $ 76,507
Cost and expenses:
  Cost of products sold ............................................         25,376          25,113          50,664          48,660
  Engineering and product development ..............................          2,253           2,508           4,581           5,020
  Selling, general and administrative ..............................          6,659           6,848          13,489          13,656
  Depreciation and amortization ....................................          1,167           1,110           2,313           2,308
  Restructuring costs ..............................................          1,108            --             1,108            --
                                                                           --------        --------        --------        --------
Total cost and expenses ............................................         36,563          35,579          72,155          69,644
                                                                           --------        --------        --------        --------
Income (loss) from operations ......................................         (4,084)          3,519          (2,094)          6,863
Other income (expense):
  Interest income ..................................................            107             135             179             199
  Interest expense .................................................           (757)           (754)         (1,460)         (1,514)
                                                                           --------        --------        --------        --------
Income (loss)  from continuing operations before income taxes ......         (4,734)          2,900          (3,375)          5,548
Income taxes .......................................................         (2,008)          1,108          (1,160)          2,201
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations ...........................         (2,726)          1,792          (2,215)          3,347
                                                                           --------        --------        --------        --------
Loss from discontinued operations (net of tax) .....................         (2,586)           (996)         (2,618)         (2,003)
                                                                           --------        --------        --------        --------
Net income (loss) ..................................................       $ (5,312)       $    796        $ (4,833)       $  1,344
                                                                           ========        ========        ========        ========



Basic net income (loss) per common share
    Income (loss) from continuing operations .......................       $  (0.48)       $   0.32        $  (0.39)       $   0.60
                                                                           --------        --------        --------        --------
    Loss from discontinued operations (net of tax) .................          (0.45)          (0.18)          (0.46)          (0.36)
                                                                           --------        --------        --------        --------
    Net Income (loss) ..............................................       $  (0.93)       $   0.14        $  (0.85)       $   0.24
                                                                           ========        ========        ========        ========

Diluted net income (loss) per common share
    Income (loss) from continuing operations .......................       $  (0.48)       $   0.31        $  (0.39)       $   0.58
                                                                           --------        --------        --------        --------
    Loss from discontinued operations (net of tax) .................          (0.45)          (0.17)          (0.46)          (0.35)
                                                                           --------        --------        --------        --------
    Net Income (loss) ..............................................       $  (0.93)       $   0.14        $  (0.85)       $   0.23
                                                                           ========        ========        ========        ========

Shares used in computing basic net income (loss)
  per common share .................................................          5,705           5,615           5,690           5,621

Shares used in computing diluted net income (loss)
  per common share .................................................          5,705           5,714           5,690           5,768

See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                                           Three-Months Ended                 Six-Months Ended
                                                                                 June 30,                         June 30,
                                                                           2001            2000              2001             2000
                                                                         -------          -------          -------          -------
Net income (loss) ..............................................         $(5,312)         $   796          $(4,833)         $ 1,344
  Currency translation adjustment, net of related taxes ........             134              (38)              65              (26)
                                                                         -------          -------          -------          -------
Comprehensive income (loss) ....................................         $(5,178)         $   758          $(4,768)         $ 1,318
                                                                         =======          =======          =======          =======


See accompanying notes to consolidated financial statements.

                                    SL INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Amounts in thousands)
                                        (Unaudited)

                                                                                                            Six-Months Ended
                                                                                                                June 30,
                                                                                                         2001                2000
                                                                                                       --------            --------
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations .............................................           $ (2,215)           $  3,347
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation ..........................................................................              1,509               1,542
     Amortization ..........................................................................                804                 766
     Restructuring charges .................................................................              1,108                --
     Write-down of inventory ...............................................................              2,890                --
     Provisions for losses on accounts receivable ..........................................                185                 523
     Additions to other assets .............................................................                (78)               (454)
     Cash surrender value of life insurance premiums .......................................               (653)               (350)
     Deferred compensation and supplemental retirement benefits ............................                329                 265
     Deferred compensation and supplemental retirement benefit payments ....................               (264)               (246)
     Decrease (increase) in deferred income taxes ..........................................             (1,707)                287
     (Gain) loss on sales of equipment .....................................................                  1                  (5)
     Changes in operating assets and liabilities:
       Accounts receivable .................................................................                425              (1,190)
       Inventories .........................................................................               (759)             (1,419)
       Prepaid expenses ....................................................................                 40                 102
       Accounts payable ....................................................................             (3,923)               (336)
       Other accrued liabilities ...........................................................             (2,021)              1,093
       Accrued income taxes ................................................................              1,920                 (49)
                                                                                                       --------            --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ........................................           $ (2,409)           $  3,876
                                                                                                       --------            --------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .............................................................                 56                  41
  Proceeds from sales of equipment .........................................................               --                    59
  Purchases of property, plant and equipment ...............................................             (1,725)               (866)
  (Decrease) increase in notes receivable ..................................................                 19                 (10)
  Payments for acquisitions, net of cash acquired ..........................................               --                  (360)
                                                                                                       --------            --------
NET CASH USED IN INVESTING ACTIVITIES ......................................................           $ (1,650)           $ (1,136)
                                                                                                       --------            --------

FINANCING ACTIVITIES:
  Cash Dividends Paid ......................................................................               --                  (279)
  Proceeds from short-term debt ............................................................                873                --
  Proceeds from long-term debt .............................................................             12,645               4,003
  Payments on short-term debt ..............................................................               --                   (75)
  Payments on long-term debt ...............................................................            (11,183)             (6,710)
  Proceeds from stock options exercised ....................................................                442                 397
  Treasury stock (acquired) sold ...........................................................                125                (447)
                                                                                                       --------            --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................................           $  2,902            $ (3,111)
                                                                                                       --------            --------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS .....................................                120                (452)
Effect of exchange rate changes on cash ....................................................           $   (152)           $    132
                                                                                                       --------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................           $ (1,189)           $   (691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................................              1,189               1,117
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS AT JUNE 30, ......................................................           $   --              $    426
                                                                                                       ========            ========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...............................................................................           $  1,630            $  1,347
    Income taxes ...........................................................................           $    450            $    736


See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Balance Sheet, Statement of Operations and Cash Flow have been restated to reflect the effect of discontinued operations (see Notes 5, 6 and 7).

2. INVENTORIES

Inventories of continuing operations at June 30, 2001 and December 31, 2000, were as follows:

(in thousands)          June 30, 2001      December 31, 2000
                        -------------      -----------------
Raw materials           $   12,420                 $  15,288
Work in process              6,215                     6,234
Finished goods               2,413                     1,969
                        ----------                 ---------
                        $   21,048                 $  23,491
                        ==========                 =========

Due to the decline in order-intake in the telecommunications sector, the Company recorded a reserve for inventory write-down of $2,890,000 during the second quarter of 2001 in the power supplies segment.

3. INCOME (LOSS) PER SHARE

The Company has presented net income (loss) per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                                                      Per                                                    Per
                                  Income                             Share                  Income                           Share
                                  (Loss)           Shares            Amount                 (Loss)         Shares            Amount
                                  -------------------------------------------------------------------------------------------------
                                                                         Three-Months Ended
                                  -------------------------------------------------------------------------------------------------

(in thousands,                                  June 30, 2001                                          June 30, 2000
except per share)                 -------------------------------------------------------------------------------------------------
Basic net income
(loss) per common share         $(5,312)            5,705          $  (0.93)              $   796            5,615          $   0.14
Effect of dilutive
securities                         --                --             --                       --                 99           --
                                ----------------------------------------------------------------------------------------------------
Diluted net income
(loss) per common share         $(5,312)            5,705          $  (0.93)              $   796            5,714          $   0.14
                                ====================================================================================================

                                                                   Per                                                       Per
                               Income                             Share               Income                                Share
                               (Loss)           Shares            Amount              (Loss)            Shares              Amount
                              -----------------------------------------------------------------------------------------------------
                                                                     Six-Months Ended
                              -----------------------------------------------------------------------------------------------------
(in thousands,                                June 30, 2001                                         June 30, 2000
except per share)             -----------------------------------------------------------------------------------------------------
Basic net income
(loss) per common share       $(4,833)            5,690          $  (0.85)             $ 1,344            5,621          $   0.24
Effect of dilutive
securities                       --                --             --                      --                147             (0.01)
                              -----------------------------------------------------------------------------------------------------
Diluted net income
(loss) per common share       $(4,833)            5,690          $  (0.85)             $ 1,344            5,768          $   0.23
                              =====================================================================================================


For the three-month and six-month periods ended June 30, 2001, common stock options of 678,470 and 678,470, respectively, were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month and six-month periods ended June 30, 2000, common stock options of 287,457 and 539,909, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

5. REORGANIZATION OF BUSINESS

During the five months ended December 31, 1999, the Company recorded charges of $4,273,000 to cover restructuring, inventory write-downs and losses on commitments recognized by its SL Waber subsidiary. During the year ended December 31, 2000, an additional provision of $650,000 for excess and obsolete inventory was charged to cost of products sold and an additional charge for restructuring costs for severance and other payroll related costs of $790,000 was recorded as a result of the Company's decision to integrate the operations of its SL Waber and Condor D.C. Power Supplies subsidiaries. At June 30, 2001, the restructuring costs remaining from the $5,713,000 in charges were as follows: inventory reserves of $375,000 and accrued liabilities of $15,000.

In April 2001, the Company announced plans to reduce headcount at its Condor DC Power Supplies Inc. subsidiary and recorded a restructuring charge of approximately $1,300,000. Additionally, in July 2001, the Company announced further plans to reduce headcount at its Condor DC Power Supplies Inc. subsidiary and recorded a further restructuring charge of approximately $700,000. During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $1,108,000 in the Statement of Operations based on the notification of terminated employees. At June 30, 2001, the restructuring costs yet to be recorded were $892,000.


6. SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company classifies its operations into the following five business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems and Other.

In July 2001, the Board of Directors authorized the disposition of the Company's SL Waber subsidiary. (See Note 7.) As a result, the surge suppressors segment is no longer shown as part of segment reporting.

Comparative results for the three-month and six-month periods are as follows:

 (in thousands)                       Three Months Ended            Six Months Ended
                                          June 30,                       June 30,
                                     2001           2000            2001            2000
                                   -------         -------         -------         -------
Net sales from Continuing
Operations
Power Supplies ...........         $12,303         $16,443         $28,234         $32,981
PCDUs ....................           6,641           8,993          12,512          17,156
Motion Control Systems ...           6,262           5,358          14,525          10,861
Electric Utility Equipment
  Protection Systems .....           6,152           6,918          12,229          12,705
Other ....................           1,121           1,386           2,561           2,804
                                   -------         -------         -------         -------
Consolidated .............         $32,479         $39,098         $70,061         $76,507
                                   =======         =======         =======         =======

(in thousands)                          Three Months Ended               Six Months Ended
                                             June 30,                          June 30,
                                        2001           2000               2001            2000
                                     -------          -------          -------          -------
Operating income (loss) from
Continuing Operations
Power Supplies .............         $  (454)         $ 1,580          $(3,719)         $ 3,088

PCDUs ......................             625            1,398            1,850            2,725

Motion Control Systems .....             619              472            1,453            1,061

Electric Utility Equipment
  Protection Systems .......             702              834            1,322            1,508

Other ......................          (1,578)            (765)          (3,000)          (1,519)
                                     -------          -------          -------          -------
Consolidated ...............         $(4,084)         $ 3,519          $(2,094)         $ 6,863
                                     =======          =======          =======          =======


7.  SUBSEQUENT EVENT - DISCONTINUED OPERATIONS

In July 2001, the Board of Directors authorized the disposition of the Company's SL Waber subsidiary. Operations of this subsidiary are expected to continue until approximately September 30, 2001. The net losses of this subsidiary are included in the Consolidated Statements of Operations under discontinued operations. Net sales from discontinued operations for the second quarter ended June 30, 2001 were $2.9 million, compared to net sales of $5.0 million for the second quarter last year, a decrease of $2.1 million or 42%. Actual net loss from discontinued operations for the second quarter ended June 30, 2001 was $2.6 million, compared with actual net loss of $1.0 million, net of taxes, for the same period last year. Net sales from discontinued operations for the six months ended June 30, 2001 were $9.0 million, compared to net sales of $11.2 million for the six months ended June 30, 2000, a decrease of $2.2 million or 20%. Actual net loss from discontinued operations for the six months ended June 30, 2001 was $2.6 million, compared with actual net loss of $2.0 million, for the same period last year. The provision for loss from discontinued operations reflected in the Consolidated Statements of Operations includes the write-down of the assets of the subsidiary to estimated realizable values and the anticipated losses of the subsidiary's operations through September 30, 2001, less the expected tax benefits applicable thereto. Negotiations for the sale of SL Waber are ongoing. There can be no assurance that the Company will be able to successfully conclude such negotiations and effect a sale of the subsidiary on satisfactory terms.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under a revolving credit facility (the "Revolving Credit Facility".) During the six months ended June 30, 2001, the net cash used in operating activities was $2.4 million, as compared to cash provided of $3.9 million during the six months ended June 30, 2000. The operating activities cash utilization increased by $6.3 million mainly due to the loss from continuing operations during the period of $2.2 million and a decrease of accounts payable and accruals of $5.1 million, offset, in part, by a decrease of receivables and inventory of $2.6 million. During the six-months ended June 30, 2001, the net cash used in investing activities of $1.7 million was primarily related to purchases of plant and equipment. During the six months ended June 30, 2001, the net cash provided by financing activities of $2.9 million was primarily related to net borrowing of $2.3 million under the Revolving Credit Facility.

As of June 30, 2001, the Company had principal outstanding of $35.5 million under its Revolving Credit Facility. The Revolving Credit Facility provides for the Company to borrow up to $40 million, subject to commitment fees, but not compensating balances. The Revolving Credit Facility contains limitations on borrowings and their use, requires maintenance of specified financial covenants, as amended, and has a maturity date of October 31, 2003. In addition, Elektro - Metall Export GmbH (Germany) has approximately $4.1 million in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates ranging from 7.625% to 8.25%. These lines of credit do not contain any financial covenants. Also, as of June 30, 2001, the Company had $12.0 million available from the cash surrender value of its life insurance policies, a substantial portion of which is pledged to secure the Revolving Credit Facility.

At March 31, 2001, the Company was not in compliance with certain financial covenants in the Revolving Credit Facility. On June 21, 2001, the Company and its lenders entered into a Waiver and Amendment to the Revolving Credit Facility, which, among other things, waived compliance with the financial covenants at March 31, 2001 and substituted a new financial covenant as of June 30, 2001. The Company is in compliance with the terms of the June 30, 2001 financial covenant set forth in the Waiver and Amendment.

Under the terms of the Waiver and Amendment to the Revolving Credit Facility, the original financial covenants of the Revolving Credit Facility will be effective for the third quarter ending September 30, 2001. Under present conditions, the Company does not anticipate that it will be in compliance with such financial covenants at September 30, 2001; the Company intends to request a second waiver from its lenders. There is no assurance that such a waiver agreement will be granted or, if granted, that it will be granted on terms satisfactory to the Company.

If a waiver is not granted for failure to comply with certain September 30, 2001 financial covenants, the Company would be in default under the Revolving Credit Facility, and its lenders would not be required to advance additional funds to the Company and would be entitled to declare the unpaid amount of principal and interest accrued thereon immediately due and payable. The refusal of the lenders to advance the Company any additional funds that would otherwise be available under the Revolving Credit Facility would have a material adverse affect on the Company's operations and financial condition.

At June 30, 2001, the Company's current ratio was 0.87 to 1 and at December 31, 2000 it was 2.3 to 1. The June 30, 2001 decrease, as compared to December 31, 2000, resulted primarily from the reclassification of the borrowings under the Revolving Credit Facility as a current liability due to the non-compliance with financial covenants in the Revolving Credit Facility. If the borrowings under the Revolving Credit Facility were not classified as a current liability at June 30, 2001 the current ratio would be 2.1 to 1.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 49% at June 30, 2001 and 46% at December 31, 2000. During the six-months ended June 30, 2001, increases in total borrowings, as compared to the six months ended June 30, 2000, were primarily the result of the Company's increased borrowing under the Revolving Credit Facility used to fund operating losses and payments due to restructuring actions.

Capital expenditures of $1.7 million during 2001 primarily included improvements in process technology and increased production capacity for the Company's motion control systems segment. During the remainder of 2001, the Company plans to make minimal capital expenditures in response to the slowdown in certain of its markets. Capital expenditures, are expected to be funded through cash provided by operations.

During the six-months ended June 30, 2001, the Company experienced negative operating cash flows at certain of its business segments as a result of a severe economic slowdown in the telecommunications and semiconductor industries. As a result, the Company has taken measures to conserve cash and to restructure its power supplies segment to reduce costs in line with lower revenue expectations. The Company's ability to meet its obligations in the ordinary course of business is dependent upon the stabilization of markets in which certain of its customers operate. If the business downturn in the telecommunications market and semiconductor industry continues for a prolonged period of time, the Company may be required to borrow additional funds over and above the amounts provided under the Revolving Credit Facility. Additional financing, if available, may not be available on satisfactory terms. If such additional financing is not available on terms satisfactory to the Company, the Company's operations and financial condition would be materially adversely affected.

With the exception of the Company's power supplies segment and the segment reported as "other", all of the Company's remaining operating segments were profitable in the quarter ended June 30, 2001. The Company's PCDU segment was negatively impacted by the extended depression of the semiconductor industry. The operating losses of the power supplies, and "other" segments and the underperformance of the PCDU segment during this quarter had an adverse effect on the Company's results, which offset the aggregate favorable performance of the remaining segments. The operating losses of the power supplies segment is directly related to the economic slowdown in the telecommunications market. The Company is in the process of restructuring its power supplies segment to meet the changing environment in the telecommunications industry. The performance of the "other" business segment is largely the result of corporate overhead and related expenses. The Company has decided to discontinue its surge suppressor segment.

Assuming no further deterioration in the Company's business, management believes that projected cash from operations and funds presently available under the Revolving Credit Facility will be sufficient to fund the Company's operations through the third quarter ending September 30, 2001. It is actively seeking to raise additional funds in the near term through the sale or other disposition of certain of its non-operating assets and is engaged in discussions with its current lenders regarding its liquidity position and working capital needs. The Company is seeking to obtain additional financing through other sources. We cannot be certain that the Company will be able to obtain additional funds, sufficient to conduct its operations, on satisfactory terms, in which event its ability to continue operations as presently conducted will be materially adversely affected."

The Company is continuing its discussions with potential acquirers. Based on interest expressed by certain parties, the Company has directed Credit Suisse First Boston to solicit interest in SL's power electronics group and power motion group separately, while it continues to work with us in pursuing the original process to sell the entire Company. We anticipate that by the end of August interest parties will have completed their due diligence reviews and submitted formal offers for evaluation. Management expects to evaluate any formal acquisition offers, including offers for individual operating groups, by the end of September 2001.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000.

The table below shows the comparison of net sales from continuing operations for the quarter ended June 30, 2001, and the quarter ended June 30, 2000:

(in thousands)                                    Increase /            Increase /
                                                 (Decrease)            (Decrease)
                                                  over same             over same           Three  Months          Three Months
                                                   quarter               quarter               ended                   ended
                                                  Last year             Last year            June 30, 2001        June 30, 2000
                                                  ---------             ---------            -------------        -------------
                                                   Percent               Amount $               Amount $             Amount $
                                                   -------               --------               --------             --------
Power Supplies ..........................           (25%)               $(4,140)               $12,303               $16,443
PCDUs ...................................           (26%)                (2,352)                 6,641                 8,993
Motion Control Systems ..................            17%                    904                  6,262                 5,358
Electric Utility Equipment Protection
Systems .................................           (11%)                  (766)                 6,152                 6,918
Other ...................................           (19%)                  (265)                 1,121                 1,386
                                                    ---                 -------                -------               -------
TOTAL ...................................           (17%)               $(6,619)               $32,479               $39,098
                                                    ===                 =======                =======               =======

Consolidated net sales for the three-month period ended June 30, 2001 decreased by $6.6 million, compared to the same quarter last year. Sales decreases were mainly due to lower sales of power supplies of $4.1 million, PCDUs of $2.4 million and electric utility protection systems of $0.8 million, which were offset, in part, by increased sales of motion control systems of $0.9 million. The sales increase in the motion control systems segment was primarily due to an increase in orders received from aerospace customers. The sales decrease in the electric utility equipment protection systems segment was primarily due to a decline in product orders from utility customers during the first quarter associated with the temporary disruption in the utility markets in California and the western United States. The sales decrease in the power supplies segment during the three-month period was primarily due to the economic slowdown in the telecommunications and electronic sectors. The sales decrease in the PCDU segment was related to the continued sales depression in the semiconductor industry during the second quarter of 2001.

The Company realized a net loss of $5.3 million for the three-month period ended June 30, 2001, as compared to net income of $0.8 million, for the corresponding prior year period. During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $0.7 million, net of taxes, as a result of the restructuring of the power supplies segment, recognized a charge of $1.9 million, net of taxes, for write-down of inventory in its power supplies segment and recorded a loss of $2.6 million after taxes, due to the discontinuance of its SL Waber operations.

In July 2001, the Board authorized the disposition of the Company's SL Waber subsidiary. Operations of this subsidiary are projected to continue until approximately September 30, 2001.

The net losses of this subsidiary are included in the Consolidated Statements of Operations under "discontinued operations." SL Waber is forecasted to continue to realize adverse operating financial results through the third quarter of 2001, which will continue to negatively impact the Company's consolidated financial results for the third quarter. The discontinued operations charge of $2.6 million includes operating losses for the quarter ended June 30, 2001, the write-down of the assets of the SL Waber subsidiary to estimated realizable values and anticipated losses through September 30, 2001, after recognizing related tax benefits associated with these losses.

Cost of products sold for the three-month period decreased 10% as compared to same period last year, substantially due to lower sales during the quarter. As a percentage of net sales, cost of products sold for the three-month period was 69% (excluding inventory write-down costs of $2,890,000), as compared to 64% during the same period last year. The increase was primarily related to higher component costs related to lower volumes and product mix for the power supplies segment.

Engineering and product development expenses for the three-month period decreased 10%, as compared to the same period last year due to the consolidation of engineering facilities for the power supplies segment. As a percentage of net sales, engineering and product development expenses for the three months ended June 30, 2001 were 7%, as compared to 6% for the same period last year.

Selling, general and administrative expenses for the three-month period decreased 3%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2001 were 21%, as compared to 18% for the same period last year. The three-month decrease was primarily the result of lower sales activity and reduction of some personnel for the period.

Depreciation and amortization expense for the three-month period increased 5%, as compared to the same period last year.

Interest income for the three-month period decreased by 23%, as compared to the same period last year. The decrease was primarily due to lower interest rates compared to last year. Interest expense for the three-month period was consistent with the same period last year.

The effective tax rate for the three-month period was a benefit of 42% for the second quarter, as compared to a charge of 38% for the same period last year. The effective tax rate change primarily relates to a one-time tax benefit associated with the Company's Foreign Sales Corporation (FSC).


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

The table below shows the comparison of net sales for the six months ended June 30, 2001 and June 30, 2000:

(in thousands)                     Increase /     Increase /
                                  (Decrease)     (Decrease)
                                   over same      over same        Six Months        Six Months
                                    period         period            ended             ended
                                   Last year      Last year      June 30, 2001     June 30, 2000
                                   ---------      ---------      -------------     -------------
                                    Percent        Amount $         Amount $          Amount $
                                    -------        --------         --------          --------
Power Supplies .......             (14%)         $(4,747)            $28,234           $32,981
PCDUs ................             (27%)          (4,644)             12,512            17,156
Motion Control Systems              34%            3,664              14,525            10,861
Electric Utility
  Equipment  Protection
  Systems.............              (4%)            (476)             12,229            12,705
Other ................              (9%)            (243)              2,561             2,804
                                    ----         --------            -------           -------
TOTAL ................              (8%)         $(6,446)            $70,061           $76,507
                                    ====         ========            =======           =======

Consolidated net sales for the six months ended June 30, 2001 decreased by $6.4 million, compared to same period last year. Sales decreases were mainly due to lower sales of power supplies of $4.7 million, PCDUs of $4.6 million and electric utility protection systems of $0.5 million, which were offset, in part, by increased sales of motion control systems of $3.7 million. The sales increase in the motion control systems segment was primarily due to an increase in orders received from aerospace customers. The sales decrease in the electric utility equipment protection systems segment was primarily due to a decline in product orders from utility customers during the first quarter of 2001 associated with the temporary disruption in the utility markets in California and the western United States. The sales decrease in the power supplies segment during the six-month period was primarily due to the economic slowdown in the telecommunications and electronic sectors. The sales decrease in the PCDU segment was related to the continued sales depression in the semiconductor industry during the first half of 2001.

The Company realized a net loss of $4.8 million for the six months ended June 30, 2001, as compared to net income of $1.3 million, for the same period last year. During the six months ended June 30, 2001, the Company recorded a restructuring charge of $0.8 million, net of taxes, as a result of the restructuring of the Company's power supplies segment, recorded a charge of $1.9 million, net of taxes, for the write-down of inventory in its power supplies segment and recorded a loss of $2.6 million, after taxes, due to the discontinuance of its SL Waber operations.

In July 2001, the Board authorized the disposition of the Company's SL Waber subsidiary. Operations of this subsidiary are projected to continue until approximately September 30, 2001. The net losses of this subsidiary are included in the Consolidated Statements of Operations under "discontinued operations". SL Waber is forecasted to realize adverse operating financial results through the third quarter of 2001, which will continue to negatively impact the Company's consolidated financial results for the third quarter. The discontinued operations charge of $2.6 million includes operating losses for the six months ended June 30, 2001, the write-down of the assets of the SL Waber subsidiary to estimated realizable values and the anticipated losses through September 30, 2001, after recognizing related tax benefits associated with these losses.

Cost of products sold for the six months ended June 30, 2001 decreased 2% as compared to same period last year due to lower sales. As a percentage of net sales, cost of products sold for the six-month period was 68% (excluding inventory write-down costs of $2,890,000), as compared to 64% during the same period last year. The increase was primarily related to higher component costs related to lower volumes and product mix for the power supplies segment.

Engineering and product development expenses for the six months ended June 30, 2001 decreased 9%, as compared to the same period last year due to the consolidation of engineering facilities for the power supplies segment. As a percentage of net sales, engineering and product development expenses for the six months ended June 30, 2001 and 2000 were 7%, as compared to 7%.

Selling, general and administrative expenses for the six months ended June 30, 2001 decreased 1%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2001 were 19%, as compared to 18% for the same period last year.

Depreciation and amortization expense for the six months ended June 30, 2001 remained consistent with the same period last year.

Interest income for the six months ended June 30, 2001 decreased by 10%, as compared to the same period last year. The decrease was primarily due to lower interest rates compared to last year. Interest expense for the six-month period ended June 30, 2001 was 4% lower than the same period last year, due to lower interest rates compared to last year.

The effective tax rate for the six months ended June 30, 2001 was a benefit of 34%, as compared to a charge of 40% for the same period last year. The effective tax rate change reflects the lower effective tax rates experienced by the Company's German operations due to recent German tax law changes combined with a one-time benefit associated with the Company's Foreign Sales Corporation (FSC).

FACTORS WHICH MAY AFFECT FUTURE RESULTS
In addition to the other information in this Form 10-Q, and in the Form 10-Q previously filed for the period ended March 31, 2001, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business operations.

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

NEED FOR TECHNOLOGICAL DEVELOPMENTS
The power supply industry and the industries in which many of our customers operate are characterized by intense competition, rapid technological change, product obsolescence and price erosion for mature products, each of which could have an adverse effect on the Company's results of operations. The failure of the Company to continue to develop and commercialize leading-edge technologies and products that are cost effective and maintain high standards of quality, could have a material adverse affect on the Company's competitive position and results of operations.

DEPENDENCE ON CUSTOMERS' BUSINESS PROSPECTS
The Company manufactures, among other products, modular power components and power systems that are incorporated into its customers' electronic products. The Company's growth is therefore dependent on the continued growth in the sales of its customers' products as well as the development by its customers of new products. The failure of the Company to anticipate changes in our customers' businesses and their changing product needs could negatively impact our financial position.

DEPENDENCE ON THIRD PARTY SUPPLIERS AND SUBCONTRACTORS
The Company depends on third party suppliers or subcontractors to provide components and assemblies used in our products. If suppliers or subcontractors cannot provide their products or services on time or to our specifications, the Company may not be able to meet the demand for its products or it may negatively affect delivery times. In addition, the Company cannot directly control the quality of the products and services provided by third parties. In order to grow, the Company may need to find new or change existing suppliers and subcontractors. This could cause disruptions in production, delays in the shipping of product or increases in prices paid to third parties.

WE EXPECT TO CONTINUE TO GENERATE NET LOSSES AND NEGATIVE CASH FLOW
FOR THE NEAR FUTURE
We will require additional capital infusions in the near future in addition to our cash flow from operations to permit us to maintain our business and operations. There can be no assurance that such capital will be available on terms satisfactory to the Company. The inability to obtain additional capital infusions would have a material adverse affect on the Company's financial condition and operations.

OUR LEVERAGE IS SUBSTANTIAL AND MAY INCREASE MAKING IT MORE DIFFICULT TO RESPOND TO CHANGING BUSINESS CONDITIONS
As of June 30, 2001, we have debt of approximately $35.5 million, which consists primarily of revolving credit. We may also incur additional indebtedness in the future, subject to restrictions contained in the Revolving Credit Facility, to fund operating losses and to be used for general corporate purposes. The degree to which we are leveraged could have important consequences. For example, it could:

     - materially limit or impair our ability to obtain additional financing or refinancing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - require us to dedicate a substantial portion of our cash flow to the payments of principal and interest on our indebtedness, which reduces the availability of cash flow to fund working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and

     - increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS
The market price for our common stock has been and is likely to continue to be highly volatile. We expect our common stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

     - our ability to obtain financing subsequent to the end of the third quarter;

     -    additions or departures of key personnel;

     - changes in market valuations of companies which operate in our markets;

     - announcements of new products or services by us or our competitors or new competing technologies;

     - conditions or trends in the telecommunications and semiconductors industries;

     - announcements and expectations with respect to the sale of all or part of the Company;

     -    general market and economic conditions; and

     -    other events or factors, many of which are beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the December 31, 2000 Form 10K which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    10.1 Change in Control Agreement between the Company and Mr. Owen Farren.
    10.2 Change in Control Agreement between the Company and Mr. David R. Nuzzo.
    10.3 Change in Control Agreement between the Company and Mr. Jacob Cherian.

(b) Reports on Form 8-K

On April 10, 2001, the Company filed a Current Report on Form 8-K dated April 6, 2001, which contained a press release issued by the Company on April 6, 2001 announcing that the Company will cut its workforce within its Condor D.C. Power Supplies subsidiary by approximately 400 positions, representing 27.5% of Condor's workforce, during its second quarter. The Company expects to record a charge of approximately $1,300,000 against second quarter earnings, reflected as a special item, in accordance with generally accepted accounting practices. As a result, it is likely that the Company will report a loss for the second quarter.

On May 24, 2001, the Company filed a Current Report on Form 8-K dated May 23, 2001, which contained a press release issued by the Company on May 23, 2001 announcing that the Company's Board of Directors had voted to suspend the Company's regular semi-annual cash dividend which would have been payable in June 2001.

On July 11, 2001, the Company filed a Current Report on Form 8-K dated June 21, 2001, which contained a press release issued by the Company on June 25, 2001 announcing that the Company obtained a waiver of its default on certain financial covenants in its revolving credit facility from its bank lenders. The credit facility was also amended, in connection with the grant of the waiver, to require, among other things, the Company to provide its lenders additional collateral and to pay certain additional fees as well as an increased interest rate. The waiver covers the fiscal quarters ended March 31, 2001 and June 30, 2001.

On July 25, 2001, the Company filed a Current Report on Form 8-K dated July 19, 2001, which contained a press release issued by the Company on July 19, 2001 announcing that the Company will further restructure its power electronics group by further decreasing its workforce within its Condor D.C. Power Supplies subsidiary and by reducing manufacturing capacity elsewhere in the group. The Company also stated that it will record pre-tax charges against third quarter earnings to reflect severance costs associated with the latest job cuts and against second quarter earnings to reflect the write-down of excess inventory. The Company further announced that it will record pre-tax charges against second quarter earnings to reflect accrued operating losses and anticipated asset impairment charges related to discontinued operations.

The Company also stated that it believed that it will have adequate liquidity from operations and through its credit facility to fund operations and working capital requirements through the end of the third quarter. The Company stated that it was considering raising additional funds in the near term through the sale or other disposition of certain non-operating assets and discussed other matters relating to its liquidity concerns.

                                       Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001                      SL INDUSTRIES, INC.
                                             (Registrant)


Date: August 14, 2001                by: /s/Owen Farren
                                         --------------------------
                                         Owen Farren
                                         President,
                                         Chief Executive Officer
                                         and Chairman of the Board
                                         (Principal Executive Officer)


Date: August 14, 2001                by: /s/Jacob Cherian
                                         --------------------------
                                         Jacob Cherian
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)