Form 10-Q
period 2001-09-30
SL INDUSTRIES INC
filed 2001-11-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares of common stock outstanding as of November 5, 2001, were 5,707,466.

                    10-Q FOR QUARTER ENDED SEPTEMBER 30, 2001

PART I...........................................................................................................    3
   Item 1.  Consolidated Financial Statements....................................................................    3
      Notes to Consolidated Financial Statements.................................................................    6
         1. Basis of presentation................................................................................    6
         2. Inventories..........................................................................................    6
         3. Income (loss) per share..............................................................................    6
         4.  New accounting pronouncements.......................................................................    7
         5. Reorganization of business...........................................................................    8
         6. Segment information..................................................................................    9
         7. Discontinued operations..............................................................................   10
         8. Sale of Business.....................................................................................   11
   Item 2.  Management's discussion and analysis of financial condition and results of operations................   11
      Liquidity and Capital Resources............................................................................   11
      Results of Operations......................................................................................   14
         Quarter ended September 30, 2001 compared with quarter ended September 30, 2000.........................   14
         Nine months ended September 30, 2001 compared with nine months ended September 30, 2000.................   16
      Forward-Looking Information................................................................................   17
   Item 3.  Quantitative and qualitative disclosures about market risk...........................................   24
PART II - OTHER INFORMATION......................................................................................   25
   Item 5.  Other Information....................................................................................   25
   Item 6.  Exhibits and Reports on Form 8-K.....................................................................   26

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,     December 31,
                                                                             2001             2000
                                                                         -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................       $   1,444        $   1,189
   Receivables, net ................................................          21,707           20,312
   Inventories (Note 2) ............................................          20,971           23,491
   Prepaid expenses ................................................             999            1,140
   Net current assets of discontinued operations ...................              --            4,866
   Deferred income taxes ...........................................           9,494            4,864
                                                                           ---------        ---------
       Total current assets ........................................          54,615           55,862

Property, plant and equipment, net .................................          18,989           19,781
Property, plant and equipment of discontinued operations, net ......              --              980
Long-term note receivable ..........................................           2,089            2,118
Deferred income taxes ..............................................             973            1,629
Cash surrender value of life insurance policies ....................          12,085           11,486
Intangible assets, net .............................................          19,806           20,770
Other assets .......................................................             514              855
                                                                           ---------        ---------
        Total assets ...............................................       $ 109,071        $ 113,481
                                                                           =========        =========
LIABILITIES
Current liabilities:
   Short-term bank debt ............................................       $   1,165        $      --
   Long-term debt due within one year ..............................          38,953              186
   Accounts payable ................................................           7,844           11,309
   Accrued income taxes ............................................           1,527              724
   Accrued liabilities:
     Payroll and related costs .....................................           4,598            5,070
     Other .........................................................           8,809            7,393
                                                                           ---------        ---------
        Total current liabilities ..................................          62,896           24,682
Long-term debt less portion due within one year ....................           1,052           36,533
Deferred compensation and supplemental retirement benefits .........           5,962            5,892
Other liabilities ..................................................           2,593            3,024
                                                                           ---------        ---------
        Total liabilities ..........................................          72,503           70,131
                                                                           ---------        ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000 shares; none issued              --               --
Common stock, $.20 par value; authorized, 25,000 shares;
  issued 8,298 shares ..............................................           1,660            1,660
Capital in excess of par value .....................................          38,992           38,455
Retained earnings ..................................................          12,004           19,547
Accumulated other comprehensive income .............................             287               62
Treasury stock at cost, 2,588 and 2,639 shares, respectively .......         (16,375)         (16,374)
                                                                           ---------        ---------
        Total shareholders' equity .................................          36,568           43,350
                                                                           ---------        ---------
        Total liabilities and shareholders' equity .................       $ 109,071        $ 113,481
                                                                           =========        =========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three-Months Ended               Nine-Months Ended
                                                                           September 30,                    September 30,
                                                                      ------------------------        --------------------------
                                                                        2001            2000            2001             2000
                                                                      --------        --------        ---------        ---------
Net sales .....................................................       $ 33,968        $ 36,260        $ 104,029        $ 112,767
                                                                      --------        --------        ---------        ---------
Cost and expenses:
  Cost of products sold .......................................         22,571          25,149           70,345           73,809
  Write-down of inventory .....................................             50              --            2,940               --
  Engineering and product development .........................          1,979           2,377            6,560            7,397
  Selling, general and administrative .........................          6,836           5,509           20,325           19,165
  Depreciation and amortization ...............................          1,169           1,062            3,482            3,370
  Restructuring costs .........................................          1,783              --            2,891               --
  Settlement of Class Action Suit .............................             --            (875)              --             (875)
                                                                      --------        --------        ---------        ---------
Total cost and expenses .......................................         34,388          33,222          106,543          102,866
                                                                      --------        --------        ---------        ---------
Income (loss) from operations .................................           (420)          3,038           (2,514)           9,901
Other income (expense):
  Interest income .............................................             99              59              278              258
  Interest expense ............................................         (1,168)           (707)          (2,628)          (2,221)
                                                                      --------        --------        ---------        ---------
Income (loss)  from continuing operations before income taxes .         (1,489)          2,390           (4,864)           7,938
Income taxes ..................................................           (405)            542           (1,565)           2,743
                                                                      --------        --------        ---------        ---------
Income (loss) from continuing operations ......................         (1,084)          1,848           (3,299)           5,195
Loss from discontinued operations (net of tax) ................         (1,626)         (1,119)          (4,244)          (3,122)
                                                                      --------        --------        ---------        ---------
Net income (loss) .............................................       $ (2,710)       $    729        $  (7,543)       $   2,073
                                                                      ========        ========        =========        =========

Basic net income (loss) per common share
    Income (loss) from continuing operations ..................       $  (0.19)       $   0.33        $   (0.58)       $    0.92
    Loss from discontinued operations (net of tax)  ...........          (0.28)          (0.20)           (0.74)           (0.55)
                                                                      --------        --------        ---------        ---------
    Net income (loss) .........................................       $  (0.47)       $   0.13        $   (1.32)       $    0.37
                                                                      ========        ========        =========        =========

Diluted net income (loss) per common share
    Income (loss) from continuing operations ..................       $  (0.19)       $   0.32        $   (0.58)       $    0.90
    Loss from discontinued operations (net of tax)  ...........          (0.28)          (0.19)           (0.74)           (0.54)
                                                                      --------        --------        ---------        ---------
    Net income (loss) .........................................       $  (0.47)       $   0.13        $   (1.32)       $    0.36
                                                                      ========        ========        =========        =========


Shares used in computing basic net income (loss)
  per common share ............................................          5,707           5,643            5,695            5,628
Shares used in computing diluted net income (loss)
  per common share ............................................          5,707           5,753            5,695            5,760

See accompanying notes to consolidated financial statements.

                                                       SL INDUSTRIES, INC.
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                          (Unaudited)

                                                                        Three-Months Ended               Nine-Months Ended
                                                                           September 30,                    September 30,
                                                                      ------------------------        --------------------------
                                                                        2001            2000            2001             2000
                                                                      --------        --------        ---------        ---------
Net income (loss) .............................................       $ (2,710)       $    729        $  (7,543)       $   2,073
  Currency translation and adjustment, net of related taxes ...            160              71              225               45
                                                                      --------        --------        ---------        ---------
Comprehensive income (loss) ...................................       $ (2,550)       $    800        $  (7,318)       $   2,118
                                                                      ========        ========        =========        =========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                       Nine-Months Ended
                                                                                                         September 30,
                                                                                                   ------------------------
                                                                                                     2001            2000
                                                                                                   --------        --------
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations .............................................       $ (3,299)       $  5,195
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation ..........................................................................          2,263           2,210
     Amortization ..........................................................................          1,219           1,160
     Restructuring charges .................................................................          2,891              --
     Write-down of inventory ...............................................................          2,940              --
     Provisions for losses on accounts receivable ..........................................            154             561
     Additions to other assets .............................................................           (206)           (573)
     Cash surrender value of life insurance premiums .......................................           (781)         (1,399)
     Deferred compensation and supplemental retirement benefits ............................            427             473
     Deferred compensation and supplemental retirement benefit payments ....................           (357)           (388)
     Decrease (increase) in deferred income taxes ..........................................         (3,620)            967
     (Gain) loss on sales of equipment .....................................................              1              (5)
     Changes in operating assets and liabilities, excluding effects of business disposition:
       Accounts receivable .................................................................         (1,655)            675
       Inventories .........................................................................           (513)           (741)
       Prepaid expenses ....................................................................             66              87
       Accounts payable ....................................................................         (3,320)         (2,580)
       Other accrued liabilities ...........................................................         (2,948)          1,033
       Accrued income taxes ................................................................          2,948          (1,316)
       Cash dividends declared, but not paid ...............................................             --            (283)
                                                                                                   --------        --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ........................................         (3,790)          5,076
                                                                                                   --------        --------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .............................................................            107              68
  Proceeds from sale of subsidiary .........................................................          1,034              --
  Proceeds from sales of equipment .........................................................              1              72
  Purchases of property, plant and equipment ...............................................         (1,911)         (1,595)
  Decrease (increase) in notes receivable ..................................................             29             (10)
  Payments for acquisitions, net of cash acquired ..........................................             --            (372)
                                                                                                   --------        --------
NET CASH USED IN INVESTING ACTIVITIES ......................................................           (740)         (1,837)
                                                                                                   --------        --------

FINANCING ACTIVITIES:
  Cash Dividends Paid ......................................................................             --            (280)
  Proceeds from life insurance policy ......................................................            256              --
  Proceeds from short-term debt ............................................................          1,144              --
  Proceeds from long-term debt .............................................................         16,100           8,760
  Payments on short-term debt ..............................................................             --            (809)
  Payments on long-term debt ...............................................................        (12,632)        (11,794)
  Proceeds from stock options exercised ....................................................            449             448
  Treasury stock (acquired) sold ...........................................................             89            (489)
                                                                                                   --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................................          5,406          (4,164)
                                                                                                   --------        --------
NET CASH USED IN DISCONTINUED OPERATIONS ...................................................           (827)           (116)
Effect of exchange rate changes on cash ....................................................            206             (76)
                                                                                                   --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................            255          (1,117)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................................          1,189           1,117
                                                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, .................................................       $  1,444        $     --
                                                                                                   ========        ========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...............................................................................       $  2,680        $  2,261
    Income taxes ...........................................................................       $  1,387        $  1,064

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Balance Sheets, Statements of Operations and Cash Flows have been restated to reflect the effect of discontinued operations (see Notes 5, 6 and 7).

2. INVENTORIES

Inventories of continuing operations at September 30, 2001 and December 31, 2000, consisted of the following:

            (in thousands)        September 30, 2001   December 31, 2000
                                  ------------------   -----------------
            Raw materials               $12,820             $15,288
            Work in process               6,630               6,234
            Finished goods                1,521               1,969
                                        -------             -------
                                        $20,971             $23,491
                                        =======             =======

Due to the decline in order-intake in the telecommunications sector, the Company recorded a reserve for inventory write-down of $2,890,000 during the second quarter of 2001 in the power supplies segment and an additional charge of $50,000 in the third quarter of 2001 for other inventory.

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

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                                           Per                                 Per
                              Income                      Share        Income                 Share
                              (Loss)           Shares     Amount       (Loss)     Shares      Amount
                              ----------------------------------------------------------------------
                                                         Three-Months Ended
                              ----------------------------------------------------------------------
(in thousands, except                 September 30, 2001                    September 30, 2000
per share)
                              -----------------------------------     ------------------------------
Basic net income (loss)
per common share              $(2,710)         5,707     $ (0.47)     $   729      5,643     $  0.13
Effect of dilutive
securities                         --             --          --           --        110          --
                              -----------------------------------     ------------------------------
Diluted net income
(loss) per common share       $(2,710)         5,707     $ (0.47)     $   729      5,753     $  0.13
                              ===================================     ==============================

                                                             Per                                   Per
                                Income                      Share       Income                    Share
                                (Loss)         Shares       Amount      (Loss)        Shares      Amount
                                ------------------------------------------------------------------------
                                                            Nine-Months Ended
                                ------------------------------------------------------------------------
(in thousands, except per               September 30, 2001                     September 30, 2000
 share)
                                ----------------------------------      --------------------------------
Basic net income (loss)
per common share                $(7,543)        5,695      $(1.32)      $2,073        5,628      $ 0.37
Effect of dilutive
securities                           --            --          --           --          132       (0.01)
                                ----------------------------------      --------------------------------
Diluted net income (loss)
per common share                $(7,543)        5,695      $(1.32)      $2,073        5,760      $ 0.36
                                ==================================      ================================

For the three-month and nine-month periods ended September 30, 2001, common stock options of 1,527,066 and 351,658, respectively, were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month and nine-month periods ended September 30, 2000, common stock options of 60,272 and 600,181, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets." (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the Company will test goodwill for impairment. During 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test.

5. REORGANIZATION OF BUSINESS

During 2001, the Company implemented a plan to restructure certain of its operations as a result of a significant reduction in the demand for products by telecommunications equipment manufacturers. The sharp decrease in orders for telecommunications-related products occurred abruptly in the first quarter of 2001 and has continued to the present date. As a result, the Company needed to reduce its fixed costs and manufacturing capacity in line with substantially lower sales forecasts.

The restructuring plan is designed to address these requirements in a deliberate manner which would not over burden the Company's personnel and monetary resources. It is comprised of the following actions:

         1) the closure of Condor's engineering and sales support facility in Brentwood, New York;

         2) the elimination of personnel at Condor's manufacturing facilities in Reynosa, Mexico and Mexicali, Mexico and headquarters in Oxnard, California;

         3) the sale or other disposition of SL Waber, Inc.; and

         4) the closure of Condor's manufacturing facility in Reynosa, Mexico.

Pursuant to the Company's restructuring plan, during the third quarter of 2001, the Company recorded additional charges of approximately $3.1 million, as a result of the sale of its SL Waber subsidiary. On August 27, 2001 the Company sold substantially all the assets of SL Waber to an affiliate of Trippe Manufacturing Company. (See details of sale under Note 7 below.) The components of this charge, along with all charges during the year as a result of the Company's restructuring plan, are presented in the following table and accompanying notes:

                               Recorded in period ended        Year to
                             ------------------------------      date       To record
                             Mar 31     Jun 30      Sep 30      Sep 30       Dec 31
     (in thousands)          2001(1)   2001 (1)    2001 (1)    2001 (2)     2001 (3)    Cash       Non-Cash
                             ------------------------------------------------------------------------------
Facility closures                       1,108       1,783       2,891        1,240      4,131
Asset impairment               --       2,890          50       2,940                                2,940
Discontinued operation:
     Asset impairment          --       2,000       3,151       5,151                                5,151
     Operating losses         500       2,263       (890)       1,873                   1,873
                             ------------------------------------------------------------------------------
TOTAL                         500       8,261       4,094      12,855        1,240      6,004        8,091
                             ==============================================================================

Notes:

        (1) Amount recorded in accounts for the period ended.
        (2) Amount recorded in accounts for the year-to-date.
        (3) Amount to be recorded in accounts during the fourth quarter ending December 31, 2001.

The charge for facility closures relates primarily to the write-off of equipment and other fixed assets to be disposed of or abandoned. A portion of the charge represents the Company's estimate of the future lease commitments and buyout options for closed facilities. The Company anticipates that such facilities will be closed and assets will be disposed of by the second quarter 2002. Lease payments for the closed facilities extend into 2003.

In April 2001, the Company announced plans to reduce headcount at its Condor DC Power Supplies Inc. subsidiary and record a restructuring charge of approximately $1,300,000. Additionally, in July 2001, the Company announced further plans to reduce headcount at its Condor DC Power Supplies Inc. subsidiary and record a further restructuring charge of approximately $331,000 in the Statement of Operations based on the notification of terminated employees. At September 30, 2001, the restructuring costs yet to be recognized were $600,000.

The restructuring plan includes the termination of approximately 775 employees, and payment of related severance benefits. Approximately 550 employees have been terminated as of September 30, 2001. The remaining terminations and associated termination payments are expected to be effected in the fourth quarter 2001 and first quarter 2002.

In connection with its restructuring plan and associated asset impairment charges, the Company recorded a total charge of approximately $8 million in 2001.

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

Comparative results for the three-month and nine-month periods are as follows:

                                  Three Months Ended            Nine months Ended
 (in thousands)                      September 30,                 September 30,
                                   2001          2000           2001           2000
                                 ---------------------       ------------------------
Net sales from Continuing
Operations
Power Supplies                   $10,527       $15,181       $ 38,762       $ 48,162
PCDUs                              6,916         8,522         19,427         25,678
Motion Control Systems             7,527         5,536         22,051         16,397
Electric Utility Equipment
  Protection Systems               7,641         5,529         19,870         18,234
Other                              1,357         1,492          3,919          4,296
                                 ---------------------       ------------------------
Consolidated                     $33,968       $36,260       $104,029       $112,767
                                 =====================       ========================

(in thousands)                     Three Months Ended           Nine months Ended
                                     September 30,                 September 30,
                                   2001          2000           2001           2000
                                 --------------------        ------------------------
Operating income (loss) from
Continuing Operations
Power Supplies                   $  (970)       $  769        $(4,689)      $  3,851
PCDUs                                474           989          2,324          3,714
Motion Control Systems             1,101           806          2,554          1,867
Electric Utility Equipment
  Protection Systems                 942           397          2,263          1,905
Other                             (1,967)           77         (4,966)        (1,436)
                                 ---------------------        -----------------------
Consolidated                     $  (420)       $3,038        $(2,514)      $  9,901
                                 =====================        =======================

7. DISCONTINUED OPERATIONS

On August 27, 2001 substantially all of the assets of SL Waber and the stock of Waber de Mexico were sold to Trippe Manufacturing Company of Illinois for $1,052,500. The net losses of this subsidiary are included in the Consolidated Statements of Operations under discontinued operations. Net sales from discontinued operations for the third quarter ended September 30, 2001 were $1.3 million, compared to net sales of $4.6 million for the third quarter last year, a decrease of $3.3 million or 72%. Actual net loss from discontinued operations for the third quarter ended September 30, 2001 was $1.6 million, compared with actual net loss of $1.1 million, net of taxes, for the same period last year. Net sales from discontinued operations for the nine months ended September 30, 2001 were $10.3 million, compared to net sales of $15.8 million for the nine months ended September 30, 2000, a decrease of $5.5 million or 35%. Actual net loss from discontinued operations for the nine months ended September 30, 2001 was $4.2 million, compared with actual net loss of $3.1 million, for the same period last year. The provision for loss from discontinued operations reflected in the Consolidated Statements of Operations includes the loss recognized from sale of SL Waber and the losses of the subsidiary's operations through September 30, 2001, less the expected tax benefits applicable thereto.

8. SALE OF BUSINESS

As announced on March 19, 2001, the Company engaged Credit Suisse First Boston, New York, to explore a possible sale of the Company. On July 19, 2001 the Company announced that based on interest expressed by certain parties, the Company directed Credit Suisse First Boston to solicit interest in the power electronics group and power motion group separately, while pursuing the original process to sell the entire Company. Indications of interest to acquire the Company or its various business units were delayed in the wake of the terrorist attacks of September 11 and were submitted by various potential purchasers in October. On November 5, 2001, the Company announced that, based on the bids received to date, it was not in the best interests to sell the entire business at the present time, but that negotiations were underway to sell two of the Company's subsidiaries. Those negotiations are currently ongoing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 11, 2001 the U.S. economy entered a period of increased economic uncertainty, as a result of the terrorist attacks on the World Trade Center and the Pentagon. At this time it is difficult to determine the impact of the current war on terrorism on the Company's business. Since the attacks, the Federal Reserve Bank has accelerated its efforts to reduce interest rates and to increase liquidity in the U.S. economy. These macro-economic measures should result in increased capital investment in the future. However, this stimulative effect may be offset by a decrease in employment and consumer confidence. In addition, the Company's motion control systems segment operates largely in the commercial and military aerospace markets that will be impacted in different ways in the year ahead.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under a revolving credit facility (the "Revolving Credit Facility".)

The Company's financial priorities in 2001 are to increase cash flow and optimize operating performance. To achieve these priorities, the Company implemented an amended operating plan, which included reducing capital expenditures, reducing costs and expenses, improving working capital performance and seeking opportunities for the sale or other disposition of non-operating assets. In order to conserve its cash assets, the Company did not pay its semi-annual cash dividend in the second quarter 2001 and will not pay its dividend in the fourth quarter.

During the nine months ended September 30, 2001, the net cash used in operating activities was $3.8 million, as compared to cash provided of $5.1 million during the nine months ended September 30, 2000. The operating activities cash utilization increased by $8.9 million mainly due to the loss from operations of $3.3 million during the period, a decrease of accounts payable of $3.3 million, and a decrease of receivables and inventory of $2.1 million. During the nine-months ended September 30, 2001, the net cash used in investing activities of $0.7 million was primarily related to purchases of plant and equipment offset in part by proceeds from sale of subsidiary. During the nine months ended September 30, 2001, the net cash provided by financing activities of $5.4 million was primarily related to net borrowing of $3.5 million under the Revolving Credit Facility.

As of September 30, 2001, the Company had principal outstanding of $38.8 million under the Revolving Credit Facility. The Revolving Credit Facility provides for the Company to borrow up to $40 million, subject to commitment fees, but not compensating balances. The Revolving Credit Facility contains limitations on borrowings and their use, requires maintenance of specified financial covenants, as amended, and has a maturity date of October 31, 2003. In addition, Elektro - Metall Export GmbH (Germany) has approximately $4.7 million in lines of credit with its banks. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates ranging from 5.5% to 8.25%. These lines of credit do not contain any financial covenants. Also, as of September 30, 2001, the Company had $12.0 million available from the cash surrender value of its life insurance policies, a substantial portion of which is pledged to secure the Revolving Credit Facility.

At March 31, 2001, the Company was not in compliance with certain financial covenants in the Revolving Credit Facility. On June 21, 2001, the Company and its lenders entered into a Waiver and Amendment to the Revolving Credit Facility, which, among other things, waived compliance with the financial covenants at March 31, 2001 and substituted a new financial covenant as of June 30, 2001. The Company was in compliance with the terms of the June 30, 2001 financial covenant set forth in the Waiver and Amendment.

Under the terms of the Waiver and Amendment to the Revolving Credit Facility, the original financial covenants of the Revolving Credit Facility will be effective for the third quarter ending September 30, 2001. The Company has advised its lenders that it was not in compliance with such financial covenants at September 30, 2001 and has requested that the financial covenants of the Revolving Credit Facility be amended for the third quarter ended September 30, 2001 and beyond. The parties are presently in negotiations to amend the financial covenants, and certain other terms of the Revolving Credit Facility. It is too early to determine if these negotiations will be successful.

If a waiver is not granted for failure to comply with the financial covenants at September 30, 2001, the Company would be in default under the Revolving Credit Facility, and its lenders would not be required to advance additional funds to the Company and would be entitled to declare the unpaid amount of principal and interest accrued thereon immediately due and payable. The refusal of the lenders to advance the Company any additional funds that would otherwise be available under the Revolving Credit Facility would have a material adverse affect on the Company's operations and financial condition.

The Company's independent auditors have advised the Company that failure to resolve these matters prior to the completion of their audit of the consolidated financial statements for 2001, may result in a modification of their report with respect to the Company's ability to continue as a going concern.

At September 30, 2001, the Company's current ratio was 0.87 to 1 and at December 31, 2000 it was 2.26 to 1. The September 30, 2001 decrease, as compared to December 31, 2000, resulted primarily from the reclassification of the borrowings under the Revolving Credit Facility as a current liability due to the non-compliance with financial covenants in the Revolving Credit Facility. If the borrowings under the Revolving Credit Facility were not classified as a current liability at September 30, 2001, then the current ratio would be 2.28 to 1.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 52% at September 30, 2001 and 46% at December 31, 2000. During the nine-months ended September 30, 2001, borrowings were essentially unchanged under the Revolving Credit Facility, as compared to the nine months ended September 30, 2000.

Capital expenditures of $1.9 million during 2001 primarily included improvements in process technology and increased production capacity for the Company's motion control systems segment. During the remainder of 2001, the Company plans to make minimal capital expenditures in response to the slowdown in certain of its markets. Capital expenditures are expected to be funded through cash provided by operations.

As set forth above, this year the Company experienced negative operating cash flows at certain of its business segments as a result of a severe economic slowdown in the telecommunications and semiconductor industries. The Company has taken measures to conserve cash and to restructure its power supplies segment to reduce costs in line with lower revenue expectations. The Company's ability to continue to meet its obligations in the ordinary course of business is dependent upon the stabilization of markets in which certain of its customers operate. If the business downturn in the telecommunications market and semiconductor industry materially worsens, the Company may be required to borrow additional funds over and above the amounts provided under the Revolving Credit Facility. Additional financing, if available, may not be available on satisfactory terms. If such additional financing is not available on terms satisfactory to the Company, the Company's operations and financial condition would be materially adversely affected.

With the exception of the Company's power supplies segment and the segment reported as "other", all of the Company's remaining operating segments were profitable in the quarter ended September 30, 2001. The Company's PCDU segment was negatively impacted by the extended depression of the semiconductor industry. The operating losses of the power supplies, and "other" segments and the underperformance of the PCDU segment during this quarter had an adverse effect on the Company's results, which offset the aggregate favorable performance of the remaining segments. The operating losses of the power supplies segment is directly related to the economic slowdown in the telecommunications market. The Company is implementing a restructure plan of its power supplies segment to meet the changing environment in the telecommunications industry. The performance of the "other" business segment is largely the result of corporate overhead and related expenses.

Assuming no further slowdown of economic activity in the markets in which the Company conducts business, management believes that projected cash from operations and funds presently available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

European Monetary Union--Euro

Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as their new single legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period ending January 1, 2002. During the transition period, cashless payments can be made in the Euro. Between January 1, 2002 and March 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

The Company is evaluating Euro-related issues affecting pricing/marketing strategy, conversion of information technology systems and existing contracts.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information, the Company does not expect that the Euro conversion will have a material adverse effect on the Company's business or financial condition.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000

The table below shows the comparison of net sales from continuing operations for the quarter ended September 30, 2001, and the quarter ended September 30, 2000:

                               Increase /    Increase /
                               (Decrease)    (Decrease)    Three Months    Three Months
                               over same     over same        ended           ended
                                quarter       quarter     September 30,   September 30,
(in thousands)                 Last year     Last year        2001           2000
                               --------------------------------------------------------
                                Percent       Amount $       Amount $        Amount $
                               --------------------------------------------------------
Power Supplies                  (30.7)        (4,654)        10,527          15,181
PCDUs                           (18.8)        (1,606)         6,916           8,522
Motion Control Systems           36.0          1,991          7,527           5,536
Electric Utility Equipment
Protection Systems               38.2          2,112          7,641           5,529
Other                            (9.0)          (135)         1,357           1,492
                               --------------------------------------------------------
TOTAL                            (6.3)        (2,292)        33,968          36,260
                               --------------------------------------------------------

Consolidated net sales for the three-month period ended September 30, 2001 decreased by $2.3 million, compared to the same quarter last year. Sales decreases were mainly due to lower sales of power supplies of $4.7 million and PCDUs of $1.6 million, which were offset, in part, by increased sales of motion control systems of $2.0 million and electric utility protection systems of $2.1 million. The sales increase in the motion control systems segment was primarily due to an increase in orders received from aerospace customers. The sales increase in the electric utility equipment protection systems segment was primarily due to an increase in product orders from utility customers. The sales decrease in the power supplies segment during the three-month period was primarily due to the economic slowdown in the telecommunications and electronics sectors. The sales decrease in the PCDU segment was related to the continued sales depression in the semiconductor industry during the second and third quarter of 2001.

The Company realized a net loss of $2.7 million for the three-month period ended September 30, 2001, as compared to net income of $0.7 million, for the corresponding prior year period. During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $1.8 million, as a result of the restructuring of the power supplies segment, and recorded a loss of $1.6 million after taxes, due to the discontinuance of its SL Waber operations.

Cost of products sold for the three-month period decreased 10.3% as compared to same period last year, substantially due to lower sales during the quarter. As a percentage of net sales, cost of products sold for the three-month period was 66.5% (excluding inventory write-down costs of $50,000), as compared to 69.4% during the same period last year. The decrease was primarily related to product mix for the power supplies segment.

Engineering and product development expenses for the three-month period decreased 16.7%, as compared to the same period last year due to the consolidation of engineering facilities for the power supplies segment. As a percentage of net sales, engineering and product development expenses for the three months ended September 30, 2001 were 5.8%, as compared to 6.6% for the same period last year.

Selling, general and administrative expenses for the three-month period increased 24%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2001 were 20.1%, as compared to 15.2% for the same period last year. The three-month increase was primarily the result of additional legal expenses, bank fees and consultant charges aggregating approximately $1.1 million.

Depreciation and amortization expense for the three-month period remained consistent with the same period last year.

Interest income for the three-month period increased by $40,000, as compared to the same period last year. Interest expense for the three-month period increased by 65% primarily due to higher interest rates resulting from the default of the Revolving Credit Facility.

The effective tax rate for the three-month period was 27% for the third quarter, as compared to a charge of 22.7% for the same period last year. The effective tax rate change primarily relates to reduced state tax benefits in the power supplies segment.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

The table below shows the comparison of net sales for the nine months ended September 30, 2001 and September 30, 2000:

                                 Increase /    Increase /
                                 (Decrease)    (Decrease)    Nine months     Nine months
                                 over same     over same       ended           ended
                                   period       period      September 30,   September 30,
(in thousands)                   Last year     Last year        2001           2000
                                 --------------------------------------------------------
                                  Percent      Amount $       Amount $        Amount $
                                 --------------------------------------------------------
Power Supplies                     (19.5)       (9,400)        38,762           48,162
PCDUs                              (24.3)       (6,251)        19,427           25,678
Motion Control Systems              34.5         5,654         22,051           16,397
Electric Utility Equipment
Protection Systems                   9.0         1,636         19,870           18,234
Other                               (8.8)         (377)         3,919            4,296
                                 ---------------------------------------------------------
TOTAL                               (7.7)       (8,738)       104,029          112,767
                                 ---------------------------------------------------------

Consolidated net sales for the nine months ended September 30, 2001 decreased by $8.7 million, compared to same period last year. Sales decreases were mainly due to lower sales of power supplies of $9.4 million and PCDUs of $6.3 million, which were offset, in part, by increased sales of motion control systems of $5.6 million and electric utility protection systems of $1.6 million. The sales increase in the motion control systems segment was primarily due to an increase in orders received from aerospace customers. The sales increase in the electric utility equipment protection systems segment was primarily due to an increase in product orders from utility customers. The sales decrease in the power supplies segment during the nine-month period was primarily due to the economic slowdown in the telecommunications and electronics sectors. The sales decrease in the PCDU segment was related to the continued sales depression in the semiconductor industry.

The Company realized a net loss of $7.5 million for the nine months ended September 30, 2001, as compared to net income of $2.1 million, for the same period last year. During the nine months ended September 30, 2001, the Company recorded a restructuring charge of $2.9 million, as a result of the restructuring of the Company's power supplies segment, recorded a charge of $2.9 million, for the write-down of inventory in its power supplies segment and recorded a loss of $4.2 million, after taxes, due to the discontinuance of its SL Waber operations.

In July 2001, the Board authorized the disposition of the Company's SL Waber subsidiary. Operations of this subsidiary were closed down on August 27, 2001 as a result of the sale of the subsidiary's assets at that date. The net losses of this subsidiary are included in the Consolidated Statements of Operations under "discontinued operations". The discontinued operations charge of $4.2 million includes operating losses for the nine months ended September 30, 2001 and the loss on disposition of the SL Waber subsidiary, after recognizing related tax benefits associated with these losses.

Cost of products sold for the six months ended September 30, 2001 decreased 4.7% as compared to same period last year due to lower sales. As a percentage of net sales, cost of products sold for the nine-month period was 67.8% (excluding inventory write-down costs of $2.9 million), as compared to 65.5% during the same period last year. The increase was primarily related to higher component costs related to lower volumes and product mix for the power supplies segment.

Engineering and product development expenses for the nine months ended September 30, 2001 decreased 11%, as compared to the same period last year due to the consolidation of engineering facilities for the power supplies segment. As a percentage of net sales, engineering and product development expenses for the nine months ended September 30, 2001 and 2000 were 6.3%, as compared to 6.5%.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 6%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2001 were 19%, as compared to 17% for the same period last year. Selling, general and administrative expenses included additional third quarter legal expenses, bank fees and consultant charges aggregating approximately $1.1 million.

Depreciation and amortization expense for the nine months ended September 30, 2001 remained consistent with the same period last year.

Interest income for the nine months ended September 30, 2001 remained consistent with same period last year. Interest expense for the nine-month period ended September 30, 2001 was 18% higher than the same period last year, due to increased interest rates resulting from the default of the Revolving Credit Facility.

The effective tax rate for the nine months ended September 30, 2001 was a benefit of 32%, as compared to a charge of 34.6% for the same period last year.

FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate, our beliefs, and assumptions made by us. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-Q, whether as a result of new information, future events or otherwise.

Future Factors include the effectiveness of the restructuring plan and other cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently undergoing economic downturn; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and dependence upon the development of competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; control of costs and expenses; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for our products and services; timely completion of the sale of certain of our manufacturing facilities and assets; the timely implementation of our restructuring program and financial plan, including the amendment of our bank credit facilities on satisfactory terms and on a timely basis to allow us to accomplish our restructuring program in a timely way; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; technological, implementation and cost/financial risks in the use of large, multiyear contracts; compliance with the covenants and restrictions of our bank credit facilities; the outcome of pending and future litigation and governmental proceedings and continued availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability following the terrorist attacks in the United States on September 11, 2001, the global economic slowdown and interest rate and currency exchange rate fluctuations and other Future Factors.

RESTRUCTURING PLAN.

In response to changes in industry and market conditions, the Company has implemented a restructuring plan. It may continue to restructure its operations to more strategically realign resources. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which may not prove to be accurate. Our restructuring plan has involved the implementation of a number of initiatives to streamline our business, including discontinuing SL Waber operations, writing off tangible and intangible assets, and otherwise exiting businesses. There can be no assurance that our restructuring plan will be sufficient in light of current or future capital markets and telecommunications and semiconductor industry conditions. As well, there can be no assurance that we will not be required to refine, expand or extend our restructuring plan, or that we will return to profitability as a result of our restructuring plan. In addition, there can be no assurance that the reductions in employee positions and disposition of assets associated with our restructuring plan have not impaired our ability to realize our current or future business objectives.

There can be no assurance that the costs actually incurred in connection with restructuring actions will not be higher than the estimated costs of such actions. Additional restructuring actions may include assessing whether we should consider disposing of or otherwise exiting additional businesses and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges such as workforce reduction costs, asset write downs, and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business, results of operations, and financial condition.

FLUCTUATIONS IN OPERATING RESULTS, GENERAL INDUSTRY, ECONOMIC, AND MARKET CONDITIONS, AND VOLATILITY.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to accurately forecast and manage these trends and factors could have a material adverse effect on our business, results of operations, and financial condition. These factors include:

     - fixed costs and our ability to successfully complete programs on a timely basis to reduce our cost structure and streamline our operations;

     - our ability to focus our business on what we believe to be potentially higher growth, higher margin businesses, and to dispose of or exit other non-core businesses;

     - inherent uncertainties underlying the estimates and assumptions used in calculating asset valuations, changes in accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets;

     - our ability to implement our restructuring plan without negatively impacting our relationships with our customers;

     - fluctuations in our current cash flows and our estimates of future cash requirements;

     - increased price and product competition;

     - variations in sales channels, product costs and the mix of products sold;

     - the size and timing of customer orders and shipments;

     - correctly sizing inventory levels; and

     - product development schedules, manufacturing capacity and lead times.

In addition, there are trends and factors beyond our control, which may affect our businesses. Such potential trends and factors include:

     - adverse changes in the public and private equity and debt markets and our ability as well as the ability of our customers and suppliers to obtain financing or to fund working capital and capital expenditures;

     - adverse changes in the credit ratings of our customers, suppliers, and ourselves;

     - adverse changes in the conditions in our industry and the specific markets for our products;

     - visibility to, and the actual size and timing of, capital expenditures by our customers;

     - inventory practices, including the timing of deployment, of our customers;

     - policies of our customers regarding utilization of single or multiple vendors for the products they purchase;

     - geographic mix of revenues, and the associated impact on gross margins;

     - other factors.

We cannot assure you that the slowdown in capital spending will not affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a consequence of these and the above factors, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current economic adjustment. Any of the above factors could have a material adverse effect on our business, results of operations, and financial condition.

General economic conditions, and specifically market conditions in the telecommunications and semi-conductor industry, in the United States and globally affect our business. Reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on our business, results of operations, and financial condition. Gross margins may be adversely affected by increased price competition, excess capacity, higher material or labor costs, warranty costs, obsolescence charges, loss of cost savings on future inventory purchases as a result of high inventory levels, introductions of new products, increased levels of customer services, changes in distribution channels, and changes in product and geographic mix. Lower than expected gross margins could have a material adverse effect on our business, results of operations, and financial condition.

CASH FLOWS, LIQUIDITY, DEBT LEVELS, AND DEBT RATINGS.

Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage cash flow fluctuations resulting from such factors could have a material adverse effect on our business, results of operations, and financial condition.

In order to finance our business we have incurred, or have entered into credit facilities allowing for drawdowns of, significant levels of debt compared to historical levels, and we may be required to secure additional sources of funding. A higher level of debt could have important consequences on the operation of our business, including the following:

     - we may have difficulty borrowing money in the future;

     - we may need to use a larger portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

     - a high debt level would make us more vulnerable to economic downturns and adverse developments in our business; and

     - if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products, sell assets, and/or forego business opportunities including research and development projects and product design enhancements.

COSTS OF THE BUSINESS, AND RELATED FACTORS.

We must implement our restructuring plan in a timely manner to adjust the costs of our business to reflect current and expected future economic conditions, market demands and revenues, and to achieve future profitability. We must also manage what we believe to be the potentially higher growth areas of our business and the non-core areas of our business effectively in light of current and future market demands and trends.

COMPETITION.

Competition is heightened in periods of slow overall market growth. These factors could result in aggressive pricing practices and growing competition both from start-up companies and established competitors, and from well-capitalized companies, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

We expect that we will face additional competition from existing competitors and from a number of companies that have entered or may enter our existing and future markets. Some of our current and potential competitors have greater financial (which includes the ability to provide customer financing in connection with the sale of its products), marketing and technical resources. Many of our current and potential competitors have also established, or may in the future establish, relationships with our current and potential customers. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could have a material adverse effect on our business, results of operations, and financial condition.

OUR OPERATING RESULTS AND STOCK PRICE FLUCTUATE SUBSTANTIALLY

Operating results for future periods are never perfectly predictable even in the most certain of economic times, and we expect to continue to experience fluctuations in our quarterly results and in our guidance, when provided, for financial performance in future periods. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of our stock.

OUR OPERATING RESULTS AND STOCK PRICE ARE AFFECTED BY FLUCTUATIONS IN OUR CUSTOMERS' BUSINESSES

Our business is dependent upon product sales to telecommunications, semiconductor, medical imaging, aerospace and other businesses, who in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects us. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations.

WE ARE EXPERIENCING DECREASED SALES AND INCREASED DIFFICULTY IN PREDICTING FUTURE OPERATING RESULTS

As the result of currently unfavorable economic and market conditions, (a) our sales are declining, (b) we are unable to predict future sales accurately, and (c) we are currently unable to provide guidance for future financial performance. The conditions contributing to this difficulty include:

     - uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for sales;

     - the telecommunications carriers' current limited access to the capital required for expansion;

     - our customers decreasing inventory levels, which, in turn, reduces our sales;

     - lower near term sales visibility; and

     - general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, we currently anticipate that our net sales in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

WE HAVE INCURRED, AND MAY IN THE FUTURE INCUR, INVENTORY-RELATED CHARGES, THE AMOUNTS OF WHICH ARE DIFFICULT TO PREDICT ACCURATELY

As a result of the business downturn we have incurred charges to align our inventory with actual customer requirements over the near term. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts, and backlog to assess our inventory requirements. As discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that the inventory-related charges recorded in 2001, are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive. As a result of these and other factors, our stock price has declined substantially over the past year.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING VOLUMES, YIELDS AND COSTS, OUR BUSINESS WILL SUFFER

Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets of our customers. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs.

IF OUR BUSINESS OPERATIONS ARE INSUFFICIENT TO REMAIN COMPETITIVE IN OUR INDUSTRY, OUR OPERATING RESULTS COULD SUFFER

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition for that business remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to focused research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, and attendant customer service and support. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

OUR INDUSTRY IS CONSOLIDATING

Our industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as the result of the current industry downturn. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could hurt our business.

THE MARKETS IN WHICH WE OPERATE ARE DYNAMIC AND SUBJECT TO CONSTANT CHANGE

Our business operates in rapidly changing markets. An inability to anticipate shifts in our markets, or unpredictable delays or difficulties in the development of key new product programs may result in our being unable to recover major research and development expenses, and/or major technology shifting away from our technologies and core competencies.

WE ARE DEPENDENT UPON THIRD PARTIES FOR PARTS AND COMPONENTS UTILIZED TO MANUFACTURE OUR PRODUCTS

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced significant shortages in the past and, although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter further shortages in the future. A further reduction or interruption in component supplies or a significant increase in the price of one or more components could have a material adverse effect on our operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations may be significant in the future. Our present accruals for such costs and liabilities may not be adequate in the future, since the estimates on which the accruals are based depend on a number of factors including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties ("PRPs") at multiparty sites, and the number and financial viability of other PRPs.

COSTS OF REGULATORY COMPLIANCE AND LITIGATION

Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices could have a material adverse effect on our business.

TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

The power equipment market is characterized by rapidly changing technology and shorter product life cycles. The Company's future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF OPERATIONS

Our success depends in part upon the continued services of many of our highly skilled personnel involved in management, engineering and sales, and upon our ability to attract and retain additional highly qualified officers and employees. The loss of service of any of these key personnel could have a material adverse effect on us. In addition, our future success will depend on the ability of our officers and key employees to manage our operations successfully during the current economic downturn and to attract, retain, motivate and manage our employees.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000 -
Item 1. section VIII. and Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements, on Form 10-Q, for the quarter ended March 31, 2001 and June 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the December 31, 2000 Form 10K which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

a. Lawsuit relating to annual meeting of shareholders.

On October 23, 2001, Steel Partners II, L.P. filed a complaint in the Superior Court of New Jersey, Chancery Division, Morris County seeking an order from the Court compelling an annual meeting of shareholders of the Company to take place on December 19, 2001 in Boonton Township, New Jersey.

On November 5, 2001, the Company issued a press release that, among other things, announced the Board of Directors' determination not to sell the entire Company at this time and that a special meeting of shareholders for the election of the Company's Board of Directors would occur on January 22, 2002. As discussed by the Company several months prior to the press release, a shareholders meeting was postponed pending the outcome of solicitation efforts by the Company's investment banker. Since the Board of Directors decided not to accept proposals that would require shareholder action in the short term, the Company determined that it was appropriate to schedule the meeting for the election of directors.

On November 9, 2001, the Company and Steel Partners II, L.P. signed a stipulation, which has been submitted to the Court, under which they agreed that an annual meeting of the Company's shareholders will be held on January 22, 2002 at 9:00 a.m. in Mt. Laurel, New Jersey. The stipulation and order provides that the only matters to be brought to a vote of Company shareholders at the meeting are the election of no more than eight Company directors, the ratification of a accounting firm for the Company and such other matters that may properly come before the meeting.

b. Submission of shareholder proposals for the 2001 Annual Meeting of Shareholders.

Shareholder proposals submitted for inclusion in the Proxy Statement for the 2001 Annual meeting of Shareholders must be received by the Company at the Company's corporate headquarters address and must be submitted in accordance with Rule 14a-8 of the Exchange Act on or before December 7, 2001.

Under the Company's By-laws, director nominations by shareholders or proposals regarding other business which are not submitted for inclusion in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders must be actually received at the Company's principal headquarters no later than the close of business on the 60th calendar day prior to the date of the meeting, that is, November 23, 2001. The notice should be addressed to the Secretary of the Company and must set forth the information specified in Section 12 of the Company's By-laws by the Secretary of the Company.

c. Notice from New York Stock Exchange regarding continuing listing requirements.

The Company's common stock is currently traded on the New York Stock Exchange ("NYSE"). In October 2001, the NYSE notified the Company that it no longer met the market capitalization requirements of not less than $50 million or total stockholders' equity requirements of not less than $50 million for continued listing on the NYSE. The NYSE further stated that it was reviewing the Company's eligibility for continued listing on the NYSE and requested that the Company provide a business plan no later than December 10, 2001 demonstrating how it intends to achieve and sustain compliance. As of September 30, 2001, the Company had stockholders equity of $36,568,000. At the close of the market on November 13, 2001, the Company's total market capitalization was approximately $39,000,000. The Company intends to submit the required plan to the Listings and Compliance Committee of the NYSE setting forth the action which Company intends to take to comply with the eligibility standards. After reviewing the plan, the Committee will either accept it (following which the Company will be subject to quarterly monitoring for compliance with the plan), or not (in which event the Company will be subject to NYSE trading suspension and delisting). Should the Company's shares cease being traded on the NYSE, the Company believes that an adequate alternative trading venue will be available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Amended Change in Control Agreement between the Company and Mr. Owen Farren.

     10.2 Amended Change in Control Agreement between the Company and Mr. David
R. Nuzzo.

     10.3 Amended Change in Control Agreement between the Company and Mr. Jacob Cherian.

(b) Reports on Form 8-K

On July 11, 2001, the Company filed a Current Report on Form 8-K dated June 21, 2001, which contained a press release issued by the Company on June 25, 2001 announcing that the Company obtained a waiver of its default on certain financial covenants in its revolving credit facility from its bank lenders. The credit facility was also amended, in connection with the grant of the waiver, to require, among other things, the Company to provide its lenders additional collateral and to pay certain additional fees as well as an increased interest rate. The waiver covers the fiscal quarters ended March 31, 2001 and September 30, 2001.

On July 25, 2001, the Company filed a Current Report on Form 8-K dated July 18, 2001, which contained a press release issued by the Company on July 19, 2001 announcing that the Company will further restructure its power electronics group by further decreasing its workforce within its Condor D.C. Power Supplies subsidiary and by reducing manufacturing capacity elsewhere in the group. The Company also stated that it will record pre-tax charges against third quarter earnings to reflect severance costs associated with the latest job cuts and against second quarter earnings to reflect the write-down of excess inventory. The Company further announced that it will record pre-tax charges against second quarter earnings to reflect accrued operating losses and anticipated asset impairment charges related to discontinued operations.

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

On September 7, 2001, the Company filed a Current Report on Form 8-K dated September 7, 2001, which contained a press release issued by the Company on September 7, 2001 announcing that the Company sold substantially all the operating assets of SL Waber and the stock of SL Waber's Mexican subsidiary, Waber de Mexico for cash and future contingent cash payments and that the Company will record an additional non-cash impairment of asset charge of $1.8 million.

On October 11, 2001, the Company filed a Current Report on Form 8-K dated October 10, 2001, which contained a press release issued by the Company on October 10, 2001 announcing that the Company had completed its telecom restructuring program with the closure of Condor DC Power Supplies' Reynosa, Mexico facility and that the Company will record an additional charge of approximately $2.5 million in connection with the closure of the facility.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                SL INDUSTRIES, INC.
                                       -------------------
                                       (Registrant)


Date: November 14, 2001                By:  /s/Owen Farren
                                       ------------------------------
                                       Owen Farren
                                       President,
                                       Chief Executive Officer
                                       and Chairman of the Board
                                       (Principal Executive Officer)



Date: November 14, 2001                By: /s/Jacob Cherian
                                       ------------------------------
                                       Jacob Cherian
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)