Form 10-K405
period 2001-12-31
SL INDUSTRIES INC
filed 2002-04-01
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ______ to ______

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

Securities registered pursuant to Section 12(b) of the Act:                Name of each exchange on which registered:
         Title of each class                                                  New York Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

On March 7, 2002, the aggregate market value of SL common stock was approximately $45,547,536.

The number of shares of common stock outstanding as of March 7, 2002, was 5,758,222.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

The Registrant, through its subsidiaries, designs, manufactures and markets power electronics, power motion and power protection equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Registrant's products are largely sold to Original Equipment Manufacturers ("OEMs"), and to a lesser extent, to commercial distributors. On March 29, 1956, the Registrant was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984.

In 1999, the Registrant changed the date of its fiscal year-end from July 31 to December 31, commencing in January 2000. As a result, a transition period for the five-month period ended December 31, 1999 was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated balance sheets have been presented as of December 31, 2001 and December 31, 2000. The consolidated statements of operations and cash flows present information for the calendar years ended December 31, 2001 and December 31, 2000, the fiscal year ended July 31, 1999 and the five-month periods ended December 31, 1999 and December 31, 1998.

On May 11, 1999, pursuant to a Share Purchase Agreement dated April 1, 1999, the Registrant acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL"). The Registrant paid $11,387,000 in cash and issued promissory notes with an aggregate face amount of $75,000 at closing. In addition, the Registrant paid a contingent payment of $1,000,000 in fiscal 1999 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment primarily sold to the electric power utility industry.

On July 27, 1999, pursuant to an Asset Purchase Agreement dated July 13, 1999, Condor D.C. Power Supplies, Inc. ("Condor"), a wholly-owned subsidiary of the Registrant, acquired certain net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Registrant paid $7,430,000, comprised of cash in the amount of $3,700,000 and assumption of debt equal to approximately $3,730,000. Condor also entered into a ten-year Consulting Agreement with the chief executive officer of Todd Products for an aggregate fee of $1,275,000, which is paid in quarterly installments over three years. Todd Products is a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries.

On March 22, 2001, the Registrant announced, among other things, that the Board of Directors had completed a previously announced review of strategic alternatives and had determined that it

--------------------------------------------------------------------------------
would explore a sale of the Registrant in order to maximize its value for shareholders. Credit Suisse First Boston assisted the Registrant's Board of Directors in its review and has been engaged to lead this process, which is ongoing.

In July 2001, the Board of Directors authorized the disposition of the Registrant's subsidiary, SL Waber, Inc. ("SL Waber"). On September 6, 2001, pursuant to an Asset Purchase Agreement dated as of August 29, 2001, the Registrant sold substantially all of the assets of SL Waber and all the stock of SL Waber's subsidiary, Waber de Mexico S.A. de C.V. The Registrant received cash in the amount of $1,053,000 at closing. In addition, the purchaser agreed to assume certain liabilities and ongoing obligations of SL Waber. As a result of the transaction, the Registrant recorded a pre-tax loss from the sale of discontinued operations of approximately $2,745,000. The results of operations of SL Waber are presented as discontinued operations for all periods presented in the financial statements set forth herein.

In December 2001, the Registrant surrendered for cash substantially all of its life insurance policies with a total surrender value of $11,109,000. Additional policies with a cash surrender value of $450,000 were surrendered in February 2002. These policies insured the lives of former and present executives and key employees and had been maintained as an internal mechanism to fund the Registrant's obligations under its capital accumulation plan and deferred compensation plan. Aggregate liabilities under those plans, which are owed to former and current executives and key employees, amount to $3,120,000 as of December 31, 2001. Proceeds from the life insurance policies were received in December 2001, January 2002 and March 2002 and were used to pay down debt under the Registrant's revolving credit facility. Beneficiaries under the capital accumulation plan and deferred compensation plan remain general unsecured creditors of the Registrant.

In December 2001, the Registrant sold back to the purchaser of a former subsidiary a mortgage note in the outstanding principal amount of $2,200,000. The mortgage note secured the real property of the former subsidiary. In January 2002, the Registrant received cash proceeds of $1,600,000 upon the sale of the mortgage note, all of which were used to pay down debt under the Registrant's revolving credit facility.

On January 22, 2002, the Registrant held its annual meeting of shareholders for the 2001 calendar year. At the annual meeting, all eight members of the Board of Directors stood for election. In addition, five nominees from a committee comprised of representatives of two institutional shareholders (such committee, the "RORID Committee"), stood for election to the Board of Directors. Upon the certification of the election results on January 24, 2002, the five nominees of the RORID Committee were elected (James Henderson, Glen Kassan, Warren Lichtenstein, Mark Schwarz and Steven Wolosky), and three incumbent directors were reelected (J. Dwane Baumgardner, Charles T. Hopkins and J. Edward Odegaard). Shortly after the annual meeting, Messrs. Hopkins and Odegaard resigned from the Board of Directors. On March 8, 2002, Richard Smith was elected to the Board of Directors, filling one of the two vacant directorships.

--------------------------------------------------------------------------------

In 2001, the Registrant had entered into change-of-control agreements with Owen Farren, the Chief Executive Officer at that time, David Nuzzo, the Vice President-Finance and Administration, and Jacob Cherian, the Vice President and Controller. Following the election of the five new directors as described above, the Registrant made payments to such officers under these change-of-control agreements in the respective amounts of $877,565, $352,556 and $250,000. Owen Farren's employment with the Registrant was terminated effective February 4, 2002. For more information on the change-of-control agreements, see Item 11, "Executive Compensation - Severance Agreements."

At the initial meeting of the new Board of Directors on January 24, 2002, Warren Lichtenstein was elected Chairman of the Board. On February 4, 2002, Warren Lichtenstein was elected Chief Executive Officer and Glen Kassan was elected President of the Registrant. Additionally, David Nuzzo was reelected as Vice President-Finance and Administration, Treasurer and Secretary and Jacob Cherian was re-elected as Vice President and Controller. All senior divisional management teams are continuing in their positions.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about the Registrant's business segments is incorporated herein by reference to Note 14 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS

During the fiscal year ended July 31, 1999, the five-month period ended December 31, 1999 and the year ended December 31, 2000, the Registrant was comprised of six reportable business segments: Power Supplies, Power Conditioning and Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. During the fiscal year ended July 31, 1998, the Registrant operated principally in one business segment; the design, production and marketing of advanced power and data quality systems. During the year ended December 31, 2001, the Registrant was comprised of five business segments: Power Supplies, PCDUs, Motion Control Systems, Electric Utility Equipment Protection Systems and Other. At year-end December 2001, the Registrant changed the composition of its reportable segments to reflect individual business units, as described below.

Condor DC Power Supplies ("Condor") - Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced, with ranges in power from 1 to 5000 watts, and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric equipment and other motion control systems. For the years ended December 31, 2001, December 31, 2000 and

--------------------------------------------------------------------------------
the fiscal year ended July 31, 1999, net sales of Condor, as a percentage of consolidated net sales from continuing operations, were 35%, 42% and 34%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of Condor, as a percentage of consolidated net sales from continuing operations, were 43% and 36%, respectively.

Teal Electronics ("Teal") - Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market, while increasing system performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and cellular radio systems. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 10%, 15% and 17%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 15% and 17%, respectively.

SL Montevideo Technology ("SL-MTI") - SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs, including fuel cell energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 14%, 10% and 17%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 10% and 18%, respectively.

Elektro-Metall Export ("EME") - EME is based in Ingolstadt, Germany, with low-cost manufacturing operations in Paks, Hungary. It is a leader in electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. Electromechanical actuation systems for aerospace and ordnance applications are used in rudder trim actuation, cargo manipulation and door control. Power drive units are utilized for aircraft on-board cargo loading systems and electrical seat actuation systems for aircraft business class seats. Wire harness systems can be found in aerospace applications, such as passenger entertainment units, and in automotive applications used in mirror controls and general power wiring systems throughout the vehicle. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of EME, as a percentage of consolidated net sales from continuing operations, were 18%, 15% and 23%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of EME, as

--------------------------------------------------------------------------------
a percentage of consolidated net sales from continuing operations, were 14% and 26%, respectively.

RFL Electronics ("RFL") - RFL designs and manufactures teleprotection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently, and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. RFL provides customer service and maintenance for all electric utility equipment protection systems. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 21%, 17%, and 6%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 17% and 0%, respectively.

SL Surface Technologies ("SurfTech") - SurfTech produces industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of SurfTech, as a percentage of consolidated net sales from continuing operations, were 2%, 2% and 3%, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of SurfTech, as a percentage of consolidated net sales from continuing operations, were 2% and 3%, respectively.

SL Waber - SL Waber manufactured surge suppressors that were sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. These products were sold to OEM customers, as well as to distributors and dealers of electronics and electrical supplies, retailers and wholesalers of office, computer, and consumer products. In September 2001, the Registrant sold substantially all of the assets of SL Waber, including its name and goodwill as a going concern. Since the decision was made to sell SL Waber in June 2001, it has been reported on the Registrant's financial statements as a discontinued operation for all periods presented. For the years ended December 31, 2001, December 31, 2000 and the fiscal year ended July 31, 1999, net sales of SL Waber were $10.3 million, $19.3 million, and $36.4 million, respectively. For the five-month periods ended December 31, 1999 and December 31, 1998, net sales of SL Waber were $11.9 million and $17.0 million, respectively.

RAW MATERIALS

Raw materials are supplied by various domestic and international vendors. In general, availability for materials is not a problem for the Registrant. However, in the fourth quarter of 2000, the Registrant experienced shortages in the supply of certain strategic components for power supplies. During 2001, there were no major disruptions in the supply of raw materials.

Raw materials are purchased directly from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to eight

--------------------------------------------------------------------------------
weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

SEASONALITY

Generally, seasonality is not a factor in any of the Registrant's segments.

SIGNIFICANT CUSTOMERS

The Registrant has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of Teal, SL-MTI, EME, RFL and SurfTech has certain major customers, the loss of any of which would have a material adverse effect on such entity.

BACKLOG

Backlog at March 1, 2002, March 9, 2001 and March 9, 2000, was $53,246,000,
$62,242,000 and $60,693,000, respectively. The lower backlog at March 1, 2002, as compared to March 9, 2001, was principally the result of substantially decreased orders from OEMs in the telecommunications and semiconductor industries, offset in part by increased orders from aerospace customers.

COMPETITIVE CONDITIONS

The Registrant's businesses are in active competition with domestic and foreign companies, some with national and international name recognition, offering similar products or services, and with companies producing alternative products appropriate for the same uses. In addition, Condor has experienced significant off-shore competition for certain products in certain markets. Currently, the Registrant's businesses are sourcing many components and products outside of the United States. The uncertain commercial aerospace market as a result of the terrorist attacks of September 11, 2001 has also created more competitive conditions in that industry. The Registrant's businesses differentiate themselves from their competition by concentrating on customized products based on customer needs. The Registrant's businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

ENVIRONMENTAL

The Registrant (together with the industries in which it operates or has operated) is subject to United States, Mexican, Hungarian and German environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Registrant and the industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Registrant to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased

--------------------------------------------------------------------------------
operations. It is impossible to predict precisely what effect these laws and regulations will have on the Registrant in the future.

It is the Registrant's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Registrant's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Registrant believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors. For additional information related to environmental issues, see "Item 3. Legal Proceedings."

EMPLOYEES

As of December 31, 2001, the Registrant had approximately 1,800 employees. Of these employees, approximately 160 are subject to collective bargaining agreements.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, and New Jersey, the Registrant manufactures substantial quantities of products in premises leased or owned by the Registrant in Mexicali and Matamoros, Mexico; Ingolstadt, Germany; and Paks, Hungary. These external and foreign sources of supply present risks of interruption for reasons beyond the Registrant's control, including political or economic instability and other uncertainties. During the year ended December 31, 2001, the Registrant manufactured products in two additional facilities in Mexico. The Condor plant in Reynosa, Mexico was closed in March 2002, and the SL Waber plant in Nogales, Mexico was sold in September 2001.

Generally, the Registrant's sales are priced in United States dollars and German marks (European Union euros effective January 1, 2002), and its costs and expenses are priced in United States dollars, Mexican pesos, German marks, (European Union euros effective January 1, 2002) and Hungarian forints. Accordingly, the competitiveness of Registrant's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 27%, 23%, and 27% of net sales from continuing operations for the years ended December 31, 2001 and December 31, 2000, and the fiscal year ended July 31, 1999, respectively. Foreign net sales comprised 21% and 29% of net sales from continuing operations for the five-month periods ended December 31, 1999 and December 31, 1998, respectively.

Additionally, the Registrant is exposed to foreign currency transaction and translation losses, which might result from adverse fluctuations in the values of the Mexican peso, German mark, (European Union euro effective January 1, 2002) and Hungarian forint. At December 31, 2001, the Registrant had net liabilities of $241,000 subject to fluctuations in the value of the Mexican peso, net assets of $4,578,000 subject to fluctuations in the value of the German mark and net assets of $507,000 subject to fluctuations in the value of the Hungarian forint. Fluctuations in the value of the Mexican peso, German mark, and Hungarian forint were not significant in 1999,

--------------------------------------------------------------------------------

2000 or 2001. However, there can be no assurance that the value of the Mexican peso, European Union euro or Hungarian forint will continue to remain stable.

EME manufactures all of its products in Germany or Hungary and incurs its costs in German marks (European Union euros effective January 1, 2002) or Hungarian forints. EME's sales are priced in German marks (European Union euros effective January 1, 2002) and United States dollars. Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. SL-MTI manufactures an increasing amount of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Both Condor and SL-MTI price their sales in United States dollars. EME maintains its books and records in German marks (European Union euros effective January 1, 2002), and its Hungarian subsidiary maintains its books and records in Hungarian forints. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 14 and 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Additional information regarding the development of the Registrant's businesses during 2001 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.

RISK FACTORS

THE REGISTRANT IS CURRENTLY IN DEFAULT UNDER ITS REVOLVING CREDIT FACILITY; AND THE REGISTRANT WILL BE ADVERSELY IMPACTED IF IT DOES NOT REFINANCE ITS REVOLVING CREDIT FACILITY PRIOR TO MATURITY IN 2002.

The Registrant is party to a Second Amended and Restated Credit Agreement dated as of December 13, 2001, as amended, by and among the Registrant, SL Delaware, Inc., GE Capital CFE, Inc., Fleet National Bank and PNC Bank, National Association as Banks, and GE Capital CFE, Inc. as Agent for the Banks (the "Revolving Credit Facility"). The Revolving Credit Facility matures on December 31, 2002, and provides for the payment of a fee of approximately $780,000 in the event that the facility is not retired on or before October 31, 2002. Consequently, the Registrant will attempt to refinance its Revolving Credit Facility prior to October 31, 2002. There can be no assurance that the Registrant will refinance the Revolving Credit Facility prior to October 31, 2002, or that the Revolving Credit Facility will be refinanced successfully.

In addition, on March 1, 2002, the Registrant received a notice from its lenders under the Revolving Credit Facility stating that it is currently in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002. The Registrant's outstanding debt under the Revolving Credit Facility was approximately $26,200,000 as of April 1, 2002. Since such time, the lenders have not advanced any additional funds and the Registrant has been financing its working capital and other cash needs from cash on hand. Additionally, the Registrant did not meet its net income covenant

--------------------------------------------------------------------------------
under the Revolving Credit Facility for the fourth quarter of 2001 due to the charge recognized in connection with an impairment of the intangible assets of Condor at December 31, 2001. The Registrant also may not be able to meet its net income covenant for the first quarter of 2002 due to the operating charges incurred in connection with the change-in-control payments and proxy cost expenses. The opinion of the Registrant's auditors contains a qualification with respect to the Registrant's ability to continue as a going concern, as set forth below, which qualification, if not acceptable to its lenders, would be a violation of a financial reporting covenant. The Registrant and its lenders are currently in discussions to extend the deadline for the scheduled debt reduction and to obtain waivers of such covenants. There can be no assurance that the Registrant will be able to extend the period of its debt reduction or otherwise obtain waivers of default from its lenders.

CURRENT FINANCIAL CONDITIONS RAISE CONCERNS ABOUT THE REGISTRANT'S ABILITY TO CONTINUE AS A GOING CONCERN.

As set forth in the preceding Risk Factor and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources" included in
Part II of this Annual Report on Form 10-K, the Registrant is in default under its Revolving Credit Facility and will require waivers of certain covenants. There can be no assurance that the lenders under the Revolving Credit Facility will waive compliance with the default and such covenants or any resulting defaults. Accordingly, the Registrant may not be permitted to borrow any additional amounts under the Revolving Credit Facility or be able to find alternative sources of financing. In the event the Registrant is unable to fund its working capital needs and other cash requirements through its available funds at such time as its lenders are not advancing funds under the Revolving Credit Facility, or in the event the Registrant is unable to refinance the Revolving Credit Facility, there would be a material adverse effect upon the financial condition of the Registrant.

The financial statements of the Registrant included in this report have been prepared on the assumption that it will continue as a going concern. The Registrant's auditors have issued an opinion that the current conditions raise concerns about the Registrant's ability to continue as a going concern. Additional financing is required if the Registrant is to continue as a going concern. If additional funding is not obtained, the Registrant will be required to scale back or discontinue its operations.

THE REGISTRANT MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS, LIQUIDITY, DEBT LEVELS, AND REFINANCING.

Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage cash flow fluctuations resulting from such factors could have a material adverse effect on the Registrant's business, results of operations,

--------------------------------------------------------------------------------
and financial condition. In order to finance the working capital requirements of the Registrant's business, it has entered into the Revolving Credit Facility and has borrowed funds thereunder. If operating cash flows are not sufficient to meet operating expenses, capital expenditures and debt service requirements as they become due, the Registrant may be required, in order to meet its debt service obligations, to delay or reduce capital expenditures or the introduction of new products, to sell assets, and/or to forego business opportunities including research and development projects and product design enhancements.

THE REGISTRANT'S OPERATING RESULTS MAY FLUCTUATE, AND THERE MAY BE VOLATILITY IN GENERAL INDUSTRY, ECONOMIC, AND MARKET CONDITIONS.

The results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to accurately forecast and manage these trends and factors could have a material adverse effect on the Registrant's business, results of operations, and financial condition.

General economic conditions, and specifically market conditions in the telecommunications and semiconductor industry in the United States and globally, affect the Registrant's business. In addition, reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on the Registrant's business, results of operations, and financial condition.

Gross margins may be adversely affected by increased price competition, excess capacity, higher material or labor costs, warranty costs, obsolescence charges, loss of cost savings on future inventory purchases as a result of high inventory levels, introductions of new products, increased levels of customer services, changes in distribution channels, and changes in product and geographic mix. Lower than expected gross margins could have a material adverse effect on the Registrant's business, results of operations, and financial condition.

THE REGISTRANT HAS BEEN INFORMED THAT IT IS NOT IN COMPLIANCE WITH NEW YORK STOCK EXCHANGE LISTING STANDARDS, AND MAY BE DELISTED. IF THE REGISTRANT IS DELISTED, ITS STOCK PRICE MAY SUFFER.

On October 17, 2001, the Registrant received official notification from the New York Stock Exchange ("NYSE") that it was "below criteria" of certain of the NYSE's continued listing standards. Pursuant to the request of the NYSE, the Registrant submitted a business plan on February 22, 2002 for compliance with the NYSE continued listing standards. The Registrant is currently working with the NYSE to resolve this matter and maintain its listing on the NYSE. There can be no assurance that the Registrant will be able to satisfy NYSE requirements and continue to be listed on the NYSE, or in the event that it cannot continue to be listed on the NYSE, that it will be able to alternatively list on another exchange.

THE REGISTRANT EXPECTS FLUCTUATIONS IN OPERATING RESULTS AND STOCK PRICE.

Operating results for future periods are never perfectly predictable even in the most certain of economic times, and the Registrant expects to continue to experience fluctuations in its quarterly

--------------------------------------------------------------------------------
results. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of the Registrant's stock.

THE REGISTRANT'S OPERATING RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN CUSTOMERS' BUSINESSES.

Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, aerospace and other businesses, who in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Registrant. Moreover, sales often reflect orders shipped in the same quarter in which they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as the Registrant's customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect results of operations.

THE REGISTRANT HAS INCURRED, AND MAY IN THE FUTURE INCUR, INVENTORY-RELATED CHARGES, THE AMOUNTS OF WHICH ARE DIFFICULT TO PREDICT ACCURATELY.

As a result of the business downturn in 2001, the Registrant has incurred charges to align its inventory with actual customer requirements over the near term. A rolling six-month forecast is utilized based on anticipated product orders, product order history, forecasts, and backlog to assess inventory requirements. The Registrant has incurred, and may in the future incur, significant inventory-related charges. While the Registrant believes, based on current information, that the inventory-related charges recorded in 2001 are appropriate, subsequent changes to its forecast may indicate that these charges were insufficient or even excessive.

FAILURE TO ACHIEVE ACCEPTABLE MANUFACTURING VOLUMES AND YIELDS MAY ADVERSELY AFFECT THE REGISTRANT'S PROFITABILITY.

The ability to achieve profitability depends upon the Registrant's ability to timely deliver products to its customers at acceptable cost levels. The manufacture of the Registrant's products involves highly complex and precise processes. Changes in manufacturing processes or those of suppliers, or their inadvertent use of defective or contaminated materials, could significantly hurt the Registrant's ability to meet its customers' product volume and quality needs. Moreover, failure to receive a sufficient level of customer orders could significantly hurt the Registrant's ability to meet its order volume and yield targets. Under existing manufacturing techniques, which involve substantial manual labor, failure to meet volume and yield targets could substantially increase unit costs. Failure to meet unit costs would negatively impact operating results and, thereby, could have a material adverse effect on the Registrant's business, results of operations, and financial condition.

--------------------------------------------------------------------------------

FAILURE TO REMAIN COMPETITIVE COULD ADVERSELY IMPACT THE REGISTRANT'S OPERATING RESULTS.

The markets in which the Registrant sells its products are highly competitive and characterized by rapidly changing and converging technologies. The Registrant faces intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of business. Among its current competitors are its customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the Registrant's products sold to them. In addition to current competitors, new competitors providing niche, and potentially broad, product solutions will likely increase in the future. To remain competitive in both the current and future business climates, the Registrant must maintain a substantial commitment to focused research and development, improve the efficiency of its manufacturing operations, and streamline its marketing and sales efforts and attendant customer service and support. Among other things, the Registrant may not be able to anticipate shifts in its markets or technologies, may not have sufficient resources to continue to make the investments necessary to remain competitive, or may not make the technological advances necessary to remain competitive. In addition, notwithstanding its efforts, technological changes, manufacturing efficiencies or development efforts by competitors may render the Registrant's products or technologies obsolete or uncompetitive.

CONSOLIDATION IN THE INDUSTRY COULD INCREASE COMPETITIVE PRESSURES ON THE REGISTRANT.

The industries in which the Registrant operates are consolidating, and will continue to consolidate in the future as companies attempt to strengthen or hold their market positions. Such consolidations may result in stronger competitors that are better able to compete as sole-source vendors for customers. The Registrant's relatively small size may increase competitive pressure for customers seeking single vendor solutions. Such increased competition would increase the variability of the Registrant's operating results and could otherwise have a material adverse effect on the Registrant's business, results of operations, and financial condition.

THE REGISTRANT IS DEPENDENT UPON THIRD PARTIES FOR PARTS AND COMPONENTS.

The ability to meet customer demand depends, in part, on the ability of the Registrant to obtain timely and adequate delivery of parts and components from suppliers and internal manufacturing capacity. The Registrant has experienced significant shortages in the past and, although it works closely with its suppliers to avoid shortages, there can be no assurance that it will not encounter further shortages in the future. A further reduction or interruption in component supplies or a significant increase in the price of one or more components could have a material adverse effect on the Registrant's business, results of operations and financial condition.

THE REGISTRANT MAY BE SUBJECT TO SIGNIFICANT COSTS IN COMPLYING WITH ENVIRONMENTAL LAWS.

The Registrant's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations may be significant in the future. Present accruals for such costs and liabilities may not be adequate in the future, since the estimates on which the accruals are based depend on a number of factors, including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of

--------------------------------------------------------------------------------
discussions with regulatory agencies and other potentially responsible parties ("PRPs") at multiparty sites, and the number and financial viability of other PRPs.

Additionally, the Registrant is the subject of various lawsuits and actions relating to environmental issues, including administrative action in connection with SurfTech's Pennsauken facility which could subject the Registrant to, among other things, $9,266,000 in collective reimbursements (with other parties) to NJDEP (as defined herein). There can be no assurance that the Registrant will be able to successfully defend itself against or settle these or any other actions to which it is a party. For additional information related to environmental risks, see "Item 3. Legal Proceedings."

THE REGISTRANT MAY HAVE TO PAY SIGNIFICANT COSTS FOR REGULATORY COMPLIANCE AND LITIGATION.

Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Registrant's business. Additionally, the Registrant is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. One such claim has been brought against SL-MTI by a customer seeking $3,900,000 in compensatory damages. While it is management's opinion that such claims will be successfully defended, there can be no assurance of the outcome in any litigation. An adverse determination in any one or more legal actions could have a material adverse effect on the Registrant's business, results of operations and financial condition. See "Item 3 Legal Proceedings."

THE REGISTRANT'S FUTURE SUCCESS DEPENDS ON ITS ABILITY TO STAY CURRENT WITH TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT.

The markets in which Condor and Teal operate are characterized by rapidly changing technology and shorter product life cycles. The Registrant's future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Registrant to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Registrants' business and results of operations. In addition, there can be no assurance that new products to be developed by the Registrant will achieve market acceptance.

THE REGISTRANT IS DEPENDENT UPON KEY PERSONNEL FOR THE MANAGEMENT OF ITS OPERATIONS.

The Registrant's success depends in part upon the continued services of many of the Registrant's highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified officers and employees. The loss of service of any of these key personnel could have a material adverse effect on business. In addition, future success will depend on the ability of officers and key employees to manage operations successfully as

--------------------------------------------------------------------------------
the Registrant explores a sale of all or a part of its business, as well as the Registrant's ability to effectively attract, retain, motivate and manage employees during this period of uncertainty.

THE REGISTRANT'S COMMON STOCK IS SUBJECT TO PRICE FLUCTUATIONS.

The market price for the Registrant's common stock has been, and is likely to continue to be, highly volatile. The market for the Registrant's common stock is subject to fluctuations as a result of a variety of factors, including factors beyond its control. These include:

        - the Registrant's ability to obtain refinancing prior to October 31, 2002;

        -       additions or departures of key personnel;

        -       changes in market valuations of similar companies;

        - announcements of new products or services by competitors or new competing technologies;

        - conditions or trends in the telecommunications and semiconductors industries;

        - announcements and expectations with respect to the sale of all or part of the Registrant;

        -       general market and economic conditions; and

        -       other events or factors that are unforeseen.

FACTORS WHICH MAY AFFECT FUTURE RESULTS.

The risks and uncertainties described herein are not the only ones facing the Registrant. Additional risks and uncertainties not presently known, or that may now be deemed immaterial, may also impair business operations.

(d) FORWARD-LOOKING INFORMATION

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Registrant's business in or beyond the Registrant's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in

--------------------------------------------------------------------------------
particular, whether or not a sale of all or part of the Registrant's business can be successfully effected and the timing and degree of any business recovery in certain of the Registrant's markets that are currently experiencing a cyclical economic downturn.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Registrant does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Future factors include the effectiveness of cost reduction actions undertaken by the Registrant; the timing and degree of any business recovery in certain of the Registrant's markets that are currently experiencing economic uncertainty; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Registrant's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Registrant's products and services; ability of the Registrant to refinance its debt on satisfactory terms; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability following the terrorist attacks in the United States on September 11, 2001, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

Set forth below are the properties where the Registrant conducts business as of December 31, 2001.

                                                                              Approx.
                                                                              Square        Owned or Leased And
          Location                       General Character                    Footage         Expiration Date
          --------                       -----------------                    -------         ---------------
Montevideo, MN                Manufacture of precision motors and              30,000              Owned
                              motion control systems (SL-MTI)

Matamoros, Mexico             Manufacture of precision motors (SL-MTI)         15,000        Leased - 11/05/03

Oxnard, CA                    Manufacture and distribution of power            36,480        Leased - 02/28/03
                              supply products (Condor)

Reynosa, Mexico               Manufacture and distribution of power            53,800        Leased - 03/31/02
                              supply products (Condor)

Mexicali, Mexico              Manufacture and distribution of power                              Leased -
                              supply products (Condor)                         40,000            monthly
                                                                               21,150            monthly

San Diego, CA                 Manufacture of power distribution and            45,054        Leased - 03/22/07
                              conditioning units (Teal)

Ingolstadt, Germany           Manufacture of actuation systems and             51,021              Owned
                              power distribution products (EME)

Paks, Hungary                 Manufacture of power distribution                12,916              Owned
                              products and wire harness systems (EME)

Boonton Twp., NJ              Manufacture of electric utility                  78,000              Owned
                              equipment protection systems (RFL)

Camden, NJ                    Industrial surface finishing (SurfTech)          15,800              Owned

--------------------------------------------------------------------------------

Pennsauken, NJ                Industrial surface finishing warehouse            6,000              Owned
                              (SurfTech)

Forrest Hills, MD             Industrial surface finishing (SurfTech)          11,000        Leased - 5/31/02

Mt. Laurel, NJ                Corporate office (Other)                          4,200        Leased - 11/30/02

All manufacturing facilities are adequate for current production requirements. The Registrant believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Registrant.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Registrant is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Registrant.

The Registrant's subsidiary, SL-MTI, is currently defending a cause of action, brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC, alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The high precision motor was developed for use in an aircraft actuation system intended for use by Vickers Corporation. The complaint seeks compensatory damages of approximately $3,900,000. The Registrant believes it has strong defenses to these claims and intends to defend them vigorously. Both parties have filed, briefed and argued cross-motions for summary judgment. Decision is pending. Trial is currently scheduled for June 2002, depending upon the outcome of such motions.

In a November 1991 Administrative Directive, the New Jersey Department of Environmental Protection ("NJDEP") alleged that SurfTech, formerly SL Modern Hard Chrome, Inc., and 20 other respondents are responsible for a containment plume which has affected the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). Three other actions have been initiated from the underlying directive. The first is Supplemental Directive No. 1 issued by NJDEP to the same parties in May 1992, which seeks a cost reimbursement of $8,655,000 for the construction of a treatment system at the Puchack site and an annual payment of $611,000 for ongoing operation and maintenance of the treatment system. The second matter is a lawsuit initiated by one of the parties named in Directive No. 1 seeking to have the remainder of those parties, and more than 600 others, pay some or all of that party's cost of compliance with Directive No. 1 and any other costs associated with its site. The third matter is

--------------------------------------------------------------------------------
a Spill Act Directive by NJDEP to SurfTech alone, regarding similar matters at its site. The state has not initiated enforcement action regarding any of its three Directives. There also exists an outstanding enforcement issue regarding the Registrant's compliance with ECRA at the same site.

With regard to the $8,655,000 amount discussed in the preceding paragraph, in the Registrant's view it is not appropriate to consider that amount as "potential cost reimbursements." The SurfTech site, which is the subject of these actions, has undergone remedial activities under NJDEP's supervision since 1983. The Registrant believes that it has a significant defense against all or any part of the $8,655,000 claim since technical data generated as part of previous remedial activities indicate that there is no offsite migration of containments at the SurfTech site. Based on this and other technical factors, the Registrant has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is unlikely.

In May 2000, the Registrant discovered evidence of possible soil contamination at its facility in Auburn, New York. The New York State Department of Environmental Controls has been contacted and an investigation is currently underway. Based upon the preliminary evidence, the Registrant does not believe that it will incur material remediation costs at this site.

In December 2001, the Registrant received notice from the Connecticut Department of Environmental Protection of an administrative hearing to determine responsibility for contamination at a former industrial site located in New Haven, Connecticut. The Registrant has requested an extension of time to determine the nature of the alleged contamination and the extent of the Registrant's responsibility. It is still very early in the investigation; however, based upon the preliminary investigation, the Registrant does not believe that remediation of this site would have a material adverse effect on its business or operations.

The Registrant is investigating a possible ground water containment plume on its property in Camden, New Jersey. At the present time the Registrant does not know the extent of the contamination or the amount of the cost to remediate.

The Registrant filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Registrant received aggregate cash payments of $2,400,000 prior to fiscal 1998 and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. In addition, the Registrant received $100,000 during fiscal 1998, 1999, 2000 and 2001, as stipulated in the settlement agreement negotiated with one of the three insurers.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Registrant is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental

--------------------------------------------------------------------------------
assessments and cleanups. Based upon investigations completed by the Registrant and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $290,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Registrant's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Registrant.

It is management's opinion that the impact of legal actions brought against the Registrant and its operations will not have a material adverse effect on its financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Registrant. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Registrant. Additional information pertaining to legal proceedings is found in Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Registrant's Annual Meeting of Shareholders on January 22, 2002, the Registrant's shareholders elected five new members to the Registrant's eight-member Board of Directors. The five new directors (James Henderson, Glen Kassan, Warren Lichtenstein, Mark Schwarz and Steven Wolosky) were nominees of the RORID Committee, a committee comprised of representatives of two institutional shareholders. Three incumbent directors were also reelected to the Board of Directors (J. Dwane Baumgardner, Charles T. Hopkins and J. Edward Odegaard). Shortly after the meeting, Messrs. Hopkins and Odegaard resigned. On March 8, 2002, Richard Smith was elected to the Board of Directors, filling one of the two vacant directorships.

--------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Registrant's common stock is registered on both the NYSE and the Philadelphia Stock Exchange.

                                Twelve Months                                  Twelve Months
                           ended December 31, 2001                        ended December 31, 2000
                          -------------------------                      -------------------------
                               HIGH       LOW                                HIGH           LOW
Stock Prices
1st Quarter...........        $14.99    $10.875                            $12.625      $  8.875
2nd Quarter...........         13.00     11.10                              10.00          8.375
3rd Quarter...........         11.10      5.60                              13.00          9.375
4th Quarter...........          8.50      3.72                              12.125        10.00

Dividends
Cash - November.......                -                                             $.05
Cash - June...........                -                                             $.05

As of February 27, 2002, there were approximately 954 registered shareholders. The Registrant suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future, as, under the terms of the Revolving Credit Facility, the Registrant is prohibited from paying dividends.

On October 17, 2001, the Registrant received official notification from the NYSE that it was "below criteria" of certain of the NYSE's continued listing standards, and that, consequently, its stock may be delisted. Pursuant to the request of the NYSE, the Registrant submitted a business plan of February 22, 2002 for compliance with the NYSE continued listing standards. The Registrant is currently working with the NYSE to resolve this matter and maintain its listing on the NYSE. There can be no assurance, however, that the Registrant will be able to satisfy NYSE requirements and continue to be listed on the NYSE, or in the event that it cannot continue to be listed on the NYSE, that it will be able to alternatively list on another exchange.

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the Registrant's calendar years ended December 31, 2001 and 2000, the fiscal years ended July 31, 1999, 1998 and 1997 and the five-month periods ended December 31, 1999 and December 31, 1998 (unaudited) is set forth below. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto for the corresponding periods contained in Part IV of this Annual Report on Form 10-K.

                                      Twelve Months    Twelve Months   Twelve Months   Twelve Months
                                          Ended            Ended           Ended           Ended
                                      December 2001    December 2000     July 1999       July 1998
                                     ---------------------------------------------------------------
                                               (amounts in thousands except per share data)
                                     ---------------------------------------------------------------
Net sales (1).....................         $138,467         $148,405       $ 88,694        $71,918
Income (loss) from continuing
operations........................         $ (6,703)        $  6,423       $  5,799        $ 4,383
Income (loss) from discontinued
operations........................         $ (3,947)        $ (4,723)      $   (393)       $   930
Net income (loss) (2)                      $(10,650)        $  1,700       $  5,406        $ 5,313
Diluted net income (loss) per
common share .....................         $ (1.87)         $   0.30       $    .92        $   .90
Shares used in computing diluted
net income (loss) per common
share.............................            5,698            5,757          5,876          5,897
Cash dividend per
Common share......................              -0-         $   0.10       $   0.09        $   .08
YEAR-END FINANCIAL POSITION
Working capital...................         $  3,476         $ 31,180       $ 24,812        $21,344
Current ratio(3)..................              1.1              2.3            1.9            2.1
Total assets......................         $107,758         $113,481       $112,686        $80,915
Long-term debt ...................         $  1,009         $ 36,533       $ 31,984        $13,283
Shareholders' equity..............         $ 33,204         $ 43,350       $ 42,842        $38,345
Book value per share..............         $   5.81         $   7.69       $   7.61        $  6.84
OTHER
Capital expenditures(4)...........         $  2,342         $  2,563       $  1,901        $ 2,029
Depreciation and
   amortization...................         $  4,587         $  4,379       $  3,092        $ 2,335

                                        Twelve Months    Five Months      Five Months
                                            Ended           Ended            Ended
                                          July 1997     December 1999    December 1998
                                                                          (Unaudited)
                                      ------------------------------------------------
                                       (amounts in thousands except per share data)
                                     -------------------------------------------------
Net sales (1).....................         $ 68,044       $ 59,032          $32,809
Income (loss) from continuing
operations........................         $  6,720       $  2,789          $ 1,258
Income (loss) from discontinued
operations........................         $  1,095       $ (3,473)         $   703
Net income (loss) (2)                      $  7,815       $   (684)         $ 1,961
Diluted net income (loss) per
common share .....................         $   1.30       $ (0.12)          $  0.33
Shares used in computing diluted
net income (loss) per common
share.............................            6,021          5,624            5,886
Cash dividend per
Common share......................         $    .07       $   0.05            $0.04
YEAR-END FINANCIAL POSITION
Working capital...................         $ 17,399       $ 33,042          $22,145
Current ratio(3)..................              1.8            2.2              2.1
Total assets......................         $ 66,804       $117,050          $78,929
Long-term debt ...................         $    700       $ 39,245          $12,255
Shareholders' equity..............         $ 36,492       $ 42,072          $40,546
Book value per share..............         $   6.27       $   7.48          $  7.16
OTHER
Capital expenditures(4)...........         $  1,327       $    849          $ 1,247
Depreciation and
   amortization...................         $  2,102       $  1,830          $ 1,246

(1) During 2001, the Company sold SL Waber and, accordingly, the operations of SL Waber have been accounted for as discontinued operations in all periods presented.

(2) Calendar 2001 includes pre-tax costs related to inventory write-offs of $2,890,000, asset impairment charges of $4,145,000 and restructuring costs of $3,683,000 related to Condor, inventory write-offs of $50,000, and restructuring and intangible asset impairment charges of $185,000 and $125,000, respectively, related to SurfTech. Calendar 2000 includes pre-tax income of $875,000 related to the settlement of a class action suit against one of the Registrant's insurers, pre-tax income of $650,000 related to the reduction of a contingency reserve for environmental costs, and restructuring costs of $790,000 related to SL Waber. The five-month period ended December 31, 1999 includes pre-tax restructuring costs, inventory write-downs and loss on commitments of $4,273,000 related to SL Waber, and a pre-tax gain of $1,812,000 related to the demutualization of one of the Registrant's life insurance carriers.

(3) The current ratio for 2001 includes all debt classified as current, due to the December 31, 2002 maturity date of the Revolving Credit Facility (see Item 7
- Financial Condition)

(4) Excludes assets acquired in business combinations.

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Registrant's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

REVENUE RECOGNITION

Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for estimated product returns. Upon shipment, the Registrant provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Registrant to its customers are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Registrant follows generally accepted guidelines in measuring revenue; however, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Registrant's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Registrant evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Registrant uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to the

--------------------------------------------------------------------------------

Registrant), the Registrant's estimates of the recoverability of amounts due the Registrant could be reduced by a material amount.

INVENTORIES

The Registrant ensures inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Registrant identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Registrant writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, defined as selling price less costs to complete and dispose and cannot be lower than the net realizable value less a normal profit margin. The Registrant also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Registrant is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Registrant would have to adjust its reserves accordingly.

ACCOUNTING FOR INCOME TAXES

The Registrant's income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Registrant follows generally accepted guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Registrant is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Registrant must establish a valuation allowance. To the extent the Registrant establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, the Registrant has recorded a valuation allowance of $1,677,000, due to uncertainties related to its ability to utilize some deferred tax assets, primarily consisting of certain net operating loss carryforwards for state tax purposes and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Registrant operates and the period over which deferred tax assets will

--------------------------------------------------------------------------------
be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Registrant may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax asset as of December 31, 2001 was $8,314,000, net of a valuation allowance of $1,677,000. The carrying value of the Registrant's net deferred tax assets assumes that it will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Registrant may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly, and assesses the need for additional valuation allowances quarterly.

LEGAL CONTINGENCIES

The Registrant is currently involved in certain legal proceedings. As discussed in Note 11 in the Notes to the Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K, the Registrant has accrued for its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling the defense of these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on the Registrant's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, of the effectiveness of these strategies, related to these proceedings

IMPAIRMENT OF LONG-LIVED ASSETS

The Registrant's long-lived assets include goodwill and other intangible assets. At December 31, 2001, the Registrant had a book value of $14,799,000 for goodwill and other intangible assets, accounting for approximately 14% of the Registrant's total assets. The realizability of the goodwill and intangible assets is dependent on the performance of the subsidiaries and businesses that the Registrant has acquired.

In assessing the recoverability of the Registrant's goodwill and other intangibles, the Registrant must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions change in the future, the Registrant may be required to record impairment charges for these assets not previously recorded. During the year ended December 31, 2001, the Registrant determined that the value of the intangible assets associated with the 1999 acquisition of Todd Products had been impaired as a result of the severe downturn in the market for telecommunications products. These intangible assets consisted of goodwill and a consulting agreement with net book values of $3,179,000 and $966,000, respectively. Accordingly, the Registrant has recorded a charge in the amount of $4,145,000 in recognition of this impairment.

--------------------------------------------------------------------------------

On January 1, 2002, the Registrant adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption of the remaining provisions of SFAS No. 142, the Registrant will be required to analyze its goodwill for impairment on an annual basis and between annual tests in certain circumstances. Goodwill and intangible assets that have indefinite useful lives will not be amortized.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

The Registrant has several foreign subsidiaries which together account for approximately 27% of its net sales from continuing operations, 25% of its assets and 18% of its total liabilities for the year ended December 31, 2001.

In preparing the consolidated financial statements, the Registrant is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the consolidated statement of operations or as a separate part of net equity under the caption "Accumulated other comprehensive (loss) income."

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in the cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar, then any gain or loss associated with the translation of these financial statements would be included in the consolidated statement of operations. If the Registrant disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized into the consolidated statement of operations. If there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within the consolidated statement of operations.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which the Registrant transacts business against the United States dollar. These currencies include the European Union euro, Hungarian forint and Mexican peso. Any future translation gains or losses could be significantly higher than those experienced historically. In addition, if there is a change in the functional currency of one of the subsidiaries,

--------------------------------------------------------------------------------
the Registrant would be required to include any translation gains or losses from the date of change in its consolidated statement of operations.

ENVIRONMENTAL EXPENDITURES

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to future revenues, are generally expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are they reduced by potential claims for recovery from the Registrant's insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.

The above listing is not intended to be a comprehensive list of all of the Registrant's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Registrant's audited Consolidated Financial Statements and Notes thereto, which begin on page F-1 of this Annual Report on Form 10-K, and contain accounting policies and other disclosures required by generally accepted accounting principles.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 2001 (2001), the net cash provided by operating activities was $11,930,000, as compared to $3,988,000 for the twelve months ended December 31, 2000 (2000). The 2001 increase resulted primarily from non-cash restructuring charges, an inventory write-down and impairment charges related to intangible assets and changes in net working capital accounts, partially offset by losses incurred during the year. During 2001, the

--------------------------------------------------------------------------------
net cash used in investing activities of $370,000 was primarily related to capital expenditures of $2,342,000, offset by the receipt of $1,053,000 from the sale of assets of SL Waber and $880,000 from the proceeds from the surrender of certain life insurance policies. During 2000, the net cash used in investing activities of $2,873,000 was primarily related to capital expenditures and the post-closing payments in connection with the acquisition of Todd Products. During 2001, the net cash provided by financing activities of $2,725,000 was primarily related to the Registrant's receipt of funds under its short-term debt for working capital requirements. During 2000, the net cash used in financing activities of $3,729,000 was primarily related to the Registrant's use of funds to pay down the Revolving Credit Facility.

The Registrant is party to a Second Amended and Restated Credit Agreement dated as of December 13, 2001 as amended, by and among the Registrant, SL Delaware, Inc., GE Capital CFE, Inc., Fleet National Bank and PNC Bank, National Association as Banks, and GE Capital CFE, Inc. as Agent for the Banks. Under the terms of the Revolving Credit Facility, the Registrant can borrow for working capital and, for other purposes, at the prime interest rate, plus 2%. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of a certain level of net income and a minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, capital expenditures and interest charges. The Registrant is also prohibited from paying dividends under the Revolving Credit Facility.

As of December 31, 2001, outstanding borrowings under the Revolving Credit Facility were $35,689,000. Available borrowings under the Revolving Credit Facility were $1,268,000 as of December 31, 2001. The weighted average interest rate on borrowings during the years ended December 31, 2001 and December 31, 2000 was 7.57% and 8.98%, respectively.

The Revolving Credit Facility matures on December 31, 2002, and provides for the payment of a fee of approximately $780,000 in the event that the facility is not retired on or before October 31, 2002. Consequently, the Registrant will attempt to refinance its Revolving Credit Facility prior to October 31, 2002. There can be no assurance that the Registrant will be able to refinance the Revolving Credit Facility prior to October 31, 2002, or that the Revolving Credit Facility will be refinanced successfully.

On March 1, 2002 the Registrant received a notice from its lenders under the Revolving Credit Facility stating that it is currently in default under the Revolving Credit Facility due to its failure to meet a scheduled debt reduction to $25,500,000 on March 1, 2002. The Registrant's outstanding debt under the Revolving Credit Facility was approximately $26,200,000 as of April 1, 2002. As a result of the impairment charge related to the intangible assets of Condor recognized at December 31, 2001, the Registrant was in violation of its net income covenant for the fourth quarter of 2001. The Registrant also may not be able to meet its net income covenant for the first quarter of 2002 due to the operating charges relating to the change-in-control payments and proxy cost expenses. The opinion of the Registrant's auditors contains a qualification with respect to the Registrant's ability to continue as a going concern, which qualification, if not acceptable to its lenders, would be a violation of a financial

--------------------------------------------------------------------------------
reporting covenant. The Registrant and its lenders are currently in discussions to extend the deadline for the scheduled debt reduction and to obtain waivers of such covenants. There can be no assurance that the Registrant will be able to extend the period of its debt reduction or otherwise obtain waivers of default from its lenders.

The Registrant's German subsidiary also has $3,457,000 in lines of credit with its banks that mature in 2002. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates ranging from 5.20% to 8.25%. No financial covenants are required. As of December 31, 2001 and 2000, there were outstanding borrowings under these lines of credit of $1,367,000 and $0, respectively.

The Registrant's current ratio was 1.1 to 1 at December 31, 2001, and 2.3 to 1 at December 31, 2000. The December 31, 2001 decrease, as compared to December 31, 2000, resulted from the reclassification of debt previously classified as long-term debt as a current liability, due to the December 31, 2002 maturity date for the Revolving Credit Facility.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Registrant were 53.5% at December 31, 2001 and 46% at December 31, 2000. The 2001 increase in total borrowings, as compared to 2000, was primarily a result of the Registrant's increased use of the Revolving Credit Facility.

Capital expenditures of $2,342,000 in 2001 and $2,563,000 in 2000 primarily included improvement in process technology and productivity. During the year ended December 31, 2002 ("2002"), capital expenditures are expected to be funded through cash provided by operations.

The Registrant has been able to generate adequate amounts of cash to meet its operating needs. During 2001, the Registrant experienced negative operating cash flows at Condor and SL Waber as a result of a severe economic slowdown in the telecommunications industry. As a result, the Registrant substantially reduced planned capital expenditures during 2001.

With the exception of SurfTech and the segment reported as "other" (which consists primarily of corporate office expenses) all of the Registrant's remaining operating subsidiaries are profitable at the operating profit level (operating profit excludes non-recurring charges and allocations during the year) and are expected to remain so in 2002. The poor performance of Condor and SL Waber during 2001 had an adverse effect on the Registrant's results, which offset the aggregate favorable performance of the remaining subsidiaries. The poor performance of these divisions was attributable to asset impairment and restructuring charges, inventory devaluations and operating losses sustained largely in the telecommunications market. The Registrant sold SL Waber in September 2001. The Registrant has improved the performance of Condor by downsizing and consolidating operations, reducing employee headcount and eliminating administrative expenses. In addition, the underperformance of SurfTech and the "other" segment adversely affected the Registrant's results. SurfTech is facing historically low demand in its marketplace and its operations have been consolidated to one facility. The performance of the "other" business segment is largely the result of corporate overhead and expenses.

--------------------------------------------------------------------------------

During 2000, the net cash provided by operating activities was $3,988,000, as compared to $1,369,000 provided during the twelve months ended July 31, 1999 (fiscal 1999). The 2000 increase, as compared to fiscal 1999, resulted primarily from increased profitability and decreased receivables, offset by an increase in inventories and a reduction of accounts payable and accruals. During 2000, the net cash used in investing activities of $2,873,000 was primarily related to capital expenditures. During fiscal 1999, the net cash used in investing activities of $20,031,000 was primarily related to the acquisition of RFL, the acquisition of Todd Products and capital expenditures, offset, in part, by the proceeds received from the sale of land and buildings leased to a third party. During 2000, the net cash used in financing activities of $3,729,000 was primarily related to the net payment of long-term debt. During fiscal 1999, the net cash provided by financing activities of $16,543,000 was primarily related to the use of net proceeds under the Revolving Credit Facility for the RFL and Todd Products acquisitions.

The Registrant's current ratio was 2.3 to 1 at December 31, 2000 and 2.2 to 1 at December 31, 1999. The December 31, 2000 increase, as compared to December 31, 1999, resulted from a 9% decrease in current liabilities, which exceeded the 7% decrease in current assets.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Registrant were 46% at December 31, 2000 and 49% at December 31, 1999. The 2000 decrease in total borrowings, as compared to fiscal 1999, was primarily a result of the Registrant's partial repayment of the Revolving Credit Facility. At December 31, 2000, the Registrant had $1,374,000, net of outstanding trade letters of credit of $3,310,000, of this credit facility available for use.

Capital expenditures of $2,563,000 in 2000 and $1,901,000 in fiscal 1999 primarily included improvement in process technology and increased production capacity. Capital expenditures during the five months ended December 31, 1999 of $849,000 and the five months ended December 31, 1998 of $1,247,000 primarily included investments in new process technology and increased production capacity.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001 (2001) COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2000 (2000)

Consolidated net sales in 2001 of $138,467,000 decreased approximately 7% ($9,938,000), as compared to consolidated net sales in 2000. Consolidated net sales for 2001 and 2000 do not include net sales of $10,316,000 and $19,341,000, respectively, relating to SL Waber, since SL Waber's operating results are a part of the net loss from discontinued operations. Net loss in 2001 was $10,650,000, or $1.87 per diluted share, as compared to net income in 2000 of $1,700,000, or $0.30 per diluted share. The net loss in 2001 included $4,270,000 relating to the impairment of intangible assets of Condor and SurfTech, $3,868,000 for restructuring expenses of Condor and SurfTech, inventory write-downs of $2,940,000 for Condor and SurfTech and a $3,947,000 net loss from SL Waber (a discontinued operation).

--------------------------------------------------------------------------------

Condor's net sales in 2001 decreased approximately 22% ($13,825,000) and its operating income decreased approximately 326% ($13,695,000), as compared to net sales and operating income in 2000. Contributing to the decrease in net sales was the major downturn in the market for telecommunication products, resulting in significantly lower sales from the Todd Products division of Condor. The decrease in operating income was primarily the result of the substantial decrease in sales of telecommunications products, and includes charges in connection with the write-down of telecommunications-related inventory in the amount of $2,890,000, the restructuring expenditures to close two facilities and lay-off 810 employees in the amount of $3,683,000 and the impairment of intangible assets related to the 1999 Todd Products acquisition in the amount of $4,145,000.

Teal's net sales in 2001 decreased approximately 39% ($8,512,000) and operating income decreased approximately 84% ($3,200,000), as compared to 2000. The decrease in net sales and operating income was due to the continued depressed demand for semiconductor manufacturing equipment.

EME's net sales in 2001 increased approximately 14% ($3,068,000) and operating income increased approximately 51% ($1,070,000), as compared to net sales and operating income in 2000. Contributing to the increased net sales and operating income were increased sales of actuation systems to the aerospace industry.

SL-MTI's net sales in 2001 increased approximately 36% ($5,061,000) and operating income increased approximately 92% ($949,000), as compared to net sales and operating income in 2000. Contributing to the increased net sales and operating income were increased sales of precision motor products to the aerospace industry.

RFL's net sales in 2001 increased approximately 17% ($4,021,000) and operating income increased approximately 28% ($707,000), as compared to net sales and operating income in 2000. Contributing to the increased net sales and operating income were increased sales of teleprotection equipment and systems to the electric utility industry.

SurfTech's net sales in 2001 increased approximately 9% ($249,000) and the operating loss increased approximately 874% ($1,005,000), as compared to net sales and operating loss in 2000. Contributing to the increased net sales and decreased operating income was the continued development of its coatings and platings sales and operations supporting the telecommunications industry, and includes charges in connection with the write-down of inventory of $50,000 and restructuring and impairment charges of $185,000 and $125,000, respectively.

SL Waber's net sales in 2001 decreased approximately 47% ($9,025,000) as compared to 2000. This subsidiary was sold in September 2001 and is reported as discontinued operations for all periods presented.

COST OF SALES
As a percentage of net sales, cost of products sold, including inventory charges and losses on commitments, in 2001 was approximately 70%, as compared to approximately 66% in 2000. The percentage increase was a result of (i) product mix, which included a higher percentage of sales of lower margin products to the aerospace, medical and industrial markets; and (ii) an

--------------------------------------------------------------------------------
increase in cost of sales due to a reserve at Condor of $2,890,000 for excess and obsolete inventory relating to the telecommunications industry.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2001 were $8,768,000, a decrease of approximately 9% ($903,000), as compared to 2000. As a percentage of net sales, engineering and product development expenses in 2001 were 6%, as compared to 7% in 2000. During 2001, decreases were primarily due to lower investments made by the operating divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2001 were $28,405,000, an increase of approximately 13% ($3,236,000), as compared to 2000. As a percentage of net sales, selling, general and administrative expenses in 2001 and 2000 were approximately 21% and 17%, respectively. The increase in 2001 was mainly due to bank charges incurred as a result of the Registrant's amendment to its Revolving Credit Facility and default of financial covenants thereunder, expenses associated with the contested election of directors and legal fees and consulting costs related to the restructuring of Condor.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2001 were $4,587,000, an increase of approximately 5% ($208,000), as compared to 2000. The increase in 2001 was primarily related to the increased base of property, plant and equipment depreciated during the year.

RESTRUCTURING COSTS AND IMPAIRMENT OF INTANGIBLES

During 2001, the Registrant recognized $8,138,000 of restructuring and impairment costs that were related to Condor ($7,828,000), and SurfTech ($310,000). For additional information related to restructuring costs and impairment charges, see Note 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

OTHER INCOME (EXPENSE)

In 2001, interest income remained consistent with 2000. Interest expense in 2001 increased, as compared to 2000, primarily due to the higher levels of borrowing during 2001.

TAXES

The effective tax rate in 2001 was (38%), as compared to 36% in 2000. See Note 3 in the Notes to Consolidated Financial Statements.

TWELVE MONTHS ENDED DECEMBER 31, 2000 (2000) COMPARED WITH TWELVE MONTHS ENDED JULY 31, 1999 (FISCAL 1999)

Consolidated net sales from continuing operations in 2000 of $148,405,000 increased approximately 67% ($59,711,000), as compared to consolidated net sales in fiscal 1999. Consolidated net sales for 2000 included twelve months of RFL's net sales of $24,426,000 and twelve months of Todd Products' net sales of $26,412,000. Consolidated net sales in fiscal 1999 of $88,694,000 included approximately three months of RFL's net sales of $5,274,000. Net

--------------------------------------------------------------------------------
income in 2000 was $1,700,000, or $0.30 per diluted share, as compared to net income in fiscal 1999 of $5,406,000, or $0.92 per diluted share.

Condor's net sales in 2000 increased approximately 106% ($32,139,000) and its operating income decreased approximately 27% ($1,573,000), as compared to net sales and operating income in fiscal 1999. Contributing to the increase in net sales was the inclusion of twelve months of Todd Products' net sales of $26,412,000. The decrease in operating income in 2000 resulted primarily from costs incurred with the integration of the operations of Todd Products during the year.

Teal's net sales in 2000 increased approximately 44% ($6,676,000) and operating income increased approximately 91% ($1,816,000), as compared to fiscal 1999. The increase in net sales and operating income was due to increased demand for semiconductor manufacturing equipment and higher margin products.

EME's net sales in 2000 increased approximately 13% ($2,549,000) and operating income increased approximately 26% ($428,000), as compared to net sales and operating income in fiscal 1999. Contributing to the increased net sales and operating income were increased sales of actuation systems to the aerospace industry.

SL-MTI's net sales in 2000 decreased approximately 6% ($880,000) and operating income decreased approximately 16% ($191,000), as compared to net sales and operating income in fiscal 1999. Contributing to the decreased net sales and operating income were decreased sales of precision motor products to the aerospace industry.

RFL's net sales in 2000 increased approximately 363% ($19,152,000) and operating income increased approximately 395% ($2,013,000), as compared to net sales and operating income in fiscal 1999. Contributing to the increased net sales and operating income was inclusion of twelve months of net sales for RFL in 2000, as compared to approximately three months in fiscal 1999.

SurfTech's net sales in 2000 increased approximately 3% ($75,000) and the operating loss increased approximately 1,250% ($125,000), as compared to net sales and operating income in 1999. Contributing to the increased net sales and decreased operating income was the development of its coatings and platings sales and operations supporting the telecommunications industry.

SL Waber's net sales in 2000 decreased approximately 47% ($17,093,000) as compared to fiscal 1999. This subsidiary was sold in September 2001 and is reported in these accounts as discontinued operations.

COST OF SALES

As a percentage of net sales, cost of products sold in 2000 was approximately 66%, as compared to approximately 63% in fiscal 1999. The percentage increase was a direct result of

--------------------------------------------------------------------------------
product mix, which included a higher percentage of sales of lower margin products such as actuators and power distribution systems.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2000 were $9,671,000, an increase of approximately 61% ($3,665,000), as compared to fiscal 1999. As a percentage of net sales, engineering and product development expenses in 2000 were approximately 6%, as compared to approximately 7% in fiscal 1999. During 2000, increased expenses were primarily related to additional investments made by Condor, SL-MTI and EME, as well as additional investments made in connection with the RFL and Todd Products acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2000 were $25,169,000, an increase of approximately 87% ($11,721,000), as compared to fiscal 1999. As a percentage of net sales, selling, general and administrative expenses in 2000 were approximately 17%, as compared to 15% in fiscal 1999. This includes a reversal of a $650,000 reserve for environmental penalties in 2000, the chance of payment of which is remote, based on consultation with legal counsel. The increase was mainly due to the inclusion of the twelve-months results of RFL and Todd Products.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2000 were $4,379,000, an increase of approximately 42% ($1,287,000) as compared to fiscal 1999. The increase in 2000 was primarily related to the depreciation of property, plant and equipment, the amortization of computer software and the amortization of intangible assets associated with the acquisitions of RFL and Todd Products.

INCOME FROM CLASS ACTION SUIT

During 2000, the Registrant received $875,000 in settlement of a class action suit against one of its life insurance carriers.

OTHER INCOME (EXPENSE)

For the year 2000, interest income increased, as compared to fiscal 1999, primarily due to higher cash balances maintained at EME. Interest expense in 2000 increased, as compared to fiscal 1999, primarily due to the higher levels of borrowing during 2000 due to the acquisition of RFL and Todd Products.

TAXES

The effective tax rate in 2000 was 36%, as compared to 42% in fiscal 1999. This decrease was primarily due to non-taxable income from the settlement of a life insurance class action suit in 2000.

--------------------------------------------------------------------------------

FIVE MONTH PERIOD ENDED DECEMBER 31, 1999 (SHORT YEAR 1999) COMPARED WITH FIVE MONTH PERIOD ENDED DECEMBER 31, 1998 (SHORT YEAR 1998)

Consolidated net sales in short year 1999 were $59,032,000, an increase of approximately 80% ($26,223,000), as compared to short year 1998. Consolidated net sales in short year 1999 included five months of RFL's net sales of $10,073,000 and five months of Todd Product's net sales of $11,458,000. RFL and Todd Products were acquired after short year 1998 and therefore the short year 1998 does not include the results of the two acquisitions. Net loss in short year 1999 was $684,000, or $0.12 per diluted share, as compared to net income in short year 1998 of $1,961,000, or $0.33 per diluted share.

Condor's net sales in short year 1999 increased approximately 115% ($13,563,000) and its operating income decreased approximately 8% ($171,000), as compared to net sales and operating income in short year 1998. Contributing to the increase in net sales was the addition of net sales from the acquisition of Todd Products. The decrease in operating income resulted from costs associated with the integration of Todd Products during the short year 1999.

Teal's net sales in short year 1999 increased approximately 54% ($3,009,000) and operating income increased approximately 218% ($926,000), as compared to short year 1998. The increase in net sales and operating income was due to increased sales of power conditioning units and systems. Operating income increased due to increased sales of higher margin customized power conditioning and distribution units.

EME's net sales in short year 1999 decreased approximately 3% ($272,000) and operating income increased approximately 98% ($474,000), as compared to net sales and operating income in short year 1998. Contributing to the decreased net sales were decreased sales of actuation systems to the aerospace industry.

SL-MTI's net sales in short year 1999 decreased approximately 2% ($129,000) and operating loss increased approximately 127% ($427,000), as compared to net sales and operating income in short year 1998. Contributing to the decreased net sales were decreased sales of precision motor products to the aerospace industry because of customer requests to delay the shipment of orders.

RFL's net sales and operating income in short year 1999 included the financial results of the RFL acquisition during 1999 after the short year 1998.

SurfTech's net sales in short year 1999 decreased approximately 2% ($21,000) and the operating income increased approximately 944% ($85,000), as compared to net sales and operating income in the short year 1998.

SL Waber was sold in September 2001 and is reported in these accounts as discontinued operations.

--------------------------------------------------------------------------------

COST OF SALES

As a percentage of net sales, cost of products sold in short year 1999 was approximately 66%, as compared to approximately 64% in short year 1998. The percentage increase was a direct result of product mix, which included a higher percentage of lower margin products such as actuators and power distribution systems.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in short year 1999 were $4,150,000, an increase of approximately 75% ($1,777,000), as compared to short year 1998. As a percentage of net sales, engineering and product development expenses were approximately 7% in both short year 1999 and short year 1998. During short year 1999, increased expenses were primarily related to additional investments associated with the RFL and Todd Products acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in short year 1999 were $9,283,000, an increase of approximately 78% ($4,072,000), as compared to short year 1998. Increases were primarily due to the acquisition of RFL and Todd Products. As a percentage of net sales, selling, general and administrative expenses in short year 1999 and short year 1998 were approximately 16%.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in short year 1999 were $1,830,000, an increase of approximately 47% ($584,000), as compared to short year 1998. The short year 1999 increase was primarily related to the depreciation of property, plant and equipment, the amortization of computer software and the amortization of intangible assets associated with the RFL and Todd Products acquisitions.

OTHER INCOME (EXPENSE)

Interest income in short year 1999 decreased, as compared to short year 1998, due to lower cash balances. Interest expense in short year 1999 increased, as compared to short year 1998, primarily due to the higher levels of borrowing due to the acquisition of RFL and Todd Products.

GAIN FROM DEMUTUALIZATION OF LIFE INSURANCE COMPANY

The Registrant recorded a non-recurring gain in short year 1999 of $1,812,000 from the demutualization of a life insurance company.

TAXES

The effective tax rate in short year 1999 was 48%, as compared to 54% in short year 1998. This decrease was primarily due to a loss benefit in short year 1999. This difference resulted from the timing of certain tax-related expense allocations with respect to discontinued operations (SL Waber).

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market rate affect both interest paid and earned by the Registrant. The Registrant's investments and outstanding debt bear variable interest rates. Debt consists primarily of a revolving credit agreement with three United States banks, where the Registrant borrows at the prime interest rate, plus 2%. The Registrant also maintains lines of credit with German banks, where EME can borrow at interest rates ranging from 5.20% to 8.25% per year. The Registrant manufactures some of its products in Mexico, Germany and Hungary and purchases some components in foreign markets. With the exception of component purchases made by EME, all other foreign market component purchases are primarily invoiced in U.S. dollars. The EME foreign market component purchases are primarily invoiced in German marks (European Union euros starting on January 1, 2002). Changes in interest and foreign currency exchange rates did not have a material impact on the reported earnings for the year ended December 31, 2001 and are not expected to have a material impact on reported earnings for 2002.

See generally, "Item 1. Description of Business - Risk Factors" and "Item 1. Description of Business - Foreign Operations" in Part I of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the reports of Arthur Andersen LLP, independent public accountants, are included in
Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

--------------------------------------------------------------------------------

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of the directors and executive officers of the Registrant, as such terms are defined in Items 401 and 402 of Regulation S-K, and their principal occupations at present and for the past five years. In a contested election on January 22, 2002, five directors were elected to the
Board: Warren Lichtenstein, Steven Wolosky, Glen Kassan, Mark Schwarz and James Henderson. In connection with such election, the proxy statement pursuant to which such directors were elected described a plan whereby each such director was committed to maximizing value for all of the Registrant's stockholders. There are, to the Registrant's knowledge, no other agreements or understandings by which these individuals were selected. No family relationships exist between any directors or executive officers.

Name                                   Age     Positions with the Registrant
----                                   ---     -----------------------------
Warren Lichtenstein (1)                 36     Chairman of the Board, Chief Executive Officer
Glen Kassan (1)                         58     President, Director
David R. Nuzzo                          44     Vice President - Finance and Administration, Secretary and Treasurer
Jacob Cherian, Jr.                      49     Vice President, Corporate Controller
J. Dwane Baumgardner (2)                61     Director
James Henderson                         44     Director
Mark E. Schwarz (1)(2)(3)               41     Director
Steven Wolosky (2)(3)                   46     Director
Richard Smith                           62     Director

BUSINESS BACKGROUND

Warren G. Lichtenstein was elected Chairman on January 24, 2002 and Chief Executive Officer on February 4, 2002. Mr. Lichtenstein has served as the Chairman of the Board, Secretary and the Managing Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. ("Steel"), since January 1, 1996. Prior to such time, Mr. Lichtenstein was the Chairman and a director of Steel Partners, Ltd., the general partner of Steel Partners Associates, L.P., which was the general partner of Steel, from 1993 until prior to January 1, 1996. Mr. Lichtenstein was the acquisition/risk arbitrage analyst at Ballantrae Partners, L.P., a private investment partnership formed to invest in risk arbitrage, special situations and undervalued companies, from 1988 to 1990. Mr. Lichtenstein has served as a director of WebFinancial Corporation, a consumer and commercial lender, since 1996 and as its President and Chief Executive Officer since December 1997. He served as a director and the Chief Executive Officer of Gateway Industries, Inc., a

-----------------------------
(1) Member of Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

--------------------------------------------------------------------------------
provider of database development and Web site design and development services, since 1994 and as the Chairman of the Board since 1995. Mr. Lichtenstein has served as a Director and the President and Chief Executive Officer of CPX Corp. since June 1999 and as its Secretary and Treasurer since May 2001. He has also served as Chairman of the Board of Directors of Caribbean Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000. Mr. Lichtenstein is also a Director of the following publicly held companies: TAB Products Co., a document management company; Tandycrafts, Inc., a manufacturer of picture frames and framed art; Puroflow Incorporated, a designer and manufacturer of precision filtration devices; ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons; United Industrial Corporation, a designer and producer of defense, training, transportation and energy systems; and US Diagnostic Inc., an operator of outpatient medical diagnostic imaging and related facilities.

Glen Kassan was elected as a Director on January 24, 2002 and as President of the Registrant on February 4, 2002. Mr. Kassan has served as Executive Vice President of Steel Partners Services, Ltd., a management and advisory company, since June 2001 and Vice President since October 1999. Steel Partners Services, Ltd. provides management services to Steel and other affiliates of Steel. Mr. Kassan has served as Vice President, Chief Financial Officer and Secretary of Gateway Industries, Inc., a provider of database development and Web site design and development services, since June 2000. He has also served as Vice President, Chief Financial Officer and Secretary of WebFinancial Corporation, a commercial and consumer lender, since June 2000. Mr. Kassan has served as Vice Chairman of the Board of Directors of Caribbean Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000. From 1997 to 1998, Mr. Kassan served as Chairman and Chief Executive Officer of Long Term Care Services, Inc., a privately owned healthcare services company, which Mr. Kassan co-founded in 1994 and initially served as Vice Chairman and Chief Financial Officer. Mr. Kassan is currently a Director of Tandycrafts, Inc., a manufacturer of picture frames and framed art, Puroflow Incorporated, a designer and manufacturer of precision filtration devices, and the Chairman of the Board of US Diagnostic Inc., an operator of outpatient diagnostic imaging.

David R. Nuzzo has been Vice President - Finance and Administration & Secretary since December 1997 and Treasurer since January 2001. Prior thereto, he was a Senior Partner with The Colchester Group, a financial and legal consulting firm since April 1995. Mr. Nuzzo resigned effective January 23, 2002 and was reappointed effective February 8, 2002.

Jacob Cherian, Jr. has been Vice President - Corporate Controller since January 1, 2001. Prior to joining the Registrant, Mr. Cherian was Corporate Controller of Measurement Specialties, Inc. from November 1997 to November 2000. Prior thereto, he was Corporate Controller of the Merdien/RST group of companies from 1988 to 1997. Mr. Cherian resigned effective January 23, 2002 and was reappointed effective February 8, 2002.

--------------------------------------------------------------------------------

J. Dwane Baumgardner has been a Director since 1990. Mr. Baumgardner has been the Chairman of Donnelly Corporation Inc., a manufacturing company in Holland, Michigan from 1986 to the present, as well as the Chief Executive Officer of that entity from 1982 to the present. Mr. Baumgardner was a Director of Walbro Corporation and has been a Director of Westcast Industries, Inc. from 1997 to the present.

James R. Henderson was elected as a Director on January 24, 2002. Mr. Henderson has served as a Vice President of Steel Partners Services, Ltd., a management and advisory company, since August 1999. Steel Partners Services, Ltd. provides management services to Steel and other affiliates of Steel. He has also served as Vice President of Operations of WebFinancial Corporation, a commercial and consumer lender, since September 2001. From 1996 to July 1999, Mr. Henderson was employed in various positions with Aydin Corporation, a defense-electronics manufacturer, which included a tenure as President and Chief Operating Officer from October 1998 to June 1999. Prior to his employment with Aydin Corporation, Mr. Henderson was employed as an executive with UNISYS Corporation, an e-business solutions provider. Mr. Henderson is a Director of ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons.

Mark E. Schwarz was elected as a Director on January 24, 2002. Mr. Schwarz has served as the general partner, directly or through entities he controls, of Newcastle, a private investment firm, since 1993. As of December 2001, Mr. Schwarz was the Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., which is the general partner of Newcastle. Mr. Schwarz was also Vice President and Manager of Sandera Capital, L.L.C., a private investment firm affiliated with Hunt Financial Group, L.L.C., a Dallas-based investment firm associated with the Lamar Hunt family ("Hunt"), from 1995 to September 1999. Mr. Schwarz currently serves as a Director of the following companies: WebFinancial Corporation, a commercial and consumer lender; Nashua Corporation, a specialty paper, label and printing supplies manufacturer; Bell Industries, Inc., a computer systems integrator; and Tandycrafts, Inc., a manufacturer of picture frames and framed art. Mr. Schwarz has also served as Chairman of the Board of Directors of Hallmark Financial Services, Inc., a property-and-casualty insurance holding company, since October 2001.

Steven Wolosky has been a partner of Olshan Grundman Frome Rosenzweig & Wolosky LLP, counsel to Steel, for more than five years. Mr. Wolosky is also Assistant Secretary of WHX Corporation, a NYSE listed holding company and a Director of CPX Corp.

Richard A. Smith has been a financial consultant, private investor and trader from 1993 to the present. Mr. Smith previously served in various management positions with Morgan Stanley Inc., most recently as co-head of the Worldwide Institutional Equity from 1989 to 1993. Mr. Smith is also a Director of CMT Technologies.

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation awarded to, earned by or paid to the Chief Executive Officer and each of the Registrant's other executive officers whose total annual salary and bonus exceeded $100,000 during the year 2001 (the "Named Executive Officers") for services in all capacities during the years ended December 31, 2001 and December 31, 2000, the fiscal year ended July 31, 1999, and for the five-month period ended December 31, 1999. Owen Farren's employment with the Registrant was terminated effective February 4, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                  Compensation
                                                                                     Awards
                                                                                   Securities              All Other
            Name and                               Annual Compensation             Underlying            Compensation
       Principal Position            Year    Salary ($)           Bonus ($)     Options/SARs (#)           ($)(3)(4)
       ------------------            ----    ----------           ---------     ----------------           ---------
Owen Farren                        2001       281,423                    0             20,000                 30,315
   President and CEO.......        2000       270,000                    0                  0                 28,769
                                   1999(1)    111,404                    0             20,000                  1,708
                                   1999       252,231             238,275(2)           24,000                 29,149


David R. Nuzzo                     2001       171,000                    0             17,000                 19,567
   Vice President-Finance and      2000       165,000                    0                  0                  7,365
   Administration, Treasurer and   1999(1)     68,300                    0             12,500                  2,071
   Secretary...............        1999       155,708               58,000              7,500                  8,298

Jacob Cherian                      2001       119,808                    0             17,000                 20,056
   Vice President                  2000         ---                    ---               ---                    ---
   and Corporate                   1999(1)      ---                    ---               ---                    ---
   Controller..............        1999         ---                    ---               ---                    ---

(1) Salary information for the five-month period ended December 31, 1999.

(2) Includes $121,275, received under the terms of a special incentive program for senior executives that was based on the Registrant's performance during the three years ended July 31, 1998, and $117,000, which was based on the performance of the Registrant and the achievement of individual goals during fiscal 1999.

(3) Includes the Registrant's matching contributions and profit sharing contributions made to the SL Industries Inc. Savings and Pension Plan for Messrs. Farren and Nuzzo in fiscal year 1999 in the amounts of $7,353 and $6,448, respectively; in fiscal year 1999 for Messrs. Farren, and Nuzzo in the amounts of $8,249 and $7,398, respectively; in the five-month period for 1999

--------------------------------------------------------------------------------
    for Messrs. Farren and Nuzzo in the amounts of $1,333 and $1,696, respectively; in calendar year 2000 for Messrs. Farren and Nuzzo in the amounts of $7,923 and $6,519, respectively; and in calendar year 2001 for Messrs. Farren, Nuzzo and Cherian in the amounts of $8,500, $8,500 and $5,990, respectively. The Registrant's contribution to the plan is based on a percentage of the participant's elective contributions up to the maximum defined under the plan and a fixed percentage, determined annually by the Board of Directors, of the participant's total fiscal years 1998 and 1999 earnings. Under the plan, benefits are payable at retirement as a lump sum or as an annuity.

(4) Includes premiums paid for group term life insurance for Messrs. Farren, Nuzzo and Cherian, and premiums paid for an ordinary whole life insurance policy on Mr. Farren's life in the face amount of $1,000,000, of which he is the owner with the right to designate beneficiaries.

Pursuant to a standing resolution of the Board of Directors, upon the death of any executive officer having more than five (5) years of service, the Registrant will pay his spouse, over a 36-month period, an amount equal to the officer's salary at his death.

--------------------------------------------------------------------------------

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning options to purchase Common Stock granted under the Registrant's 1991 Long Term Incentive Plan in 2001 to the named executive officers. Twenty percent of the options granted were exercisable on the date of grant with the balance exercisable in twenty percent increments, one, two, three and four years after the date of grant. The material terms of such options appear in the following table.

                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                           Annual Rates of Stock
                                                                                           Price Appreciation for
                           Individual Grants                                                  Option Term (1)
-------------------------------------------------------------------------------------------------------------------
                  Number of           % of Total
                  Securities          Stock Options
                  Underlying          Granted to
                  Stock Options       Employees in     Exercise        Expiration
     Name         Granted (#)         Fiscal Year      Price($/SH)     Date                5%($)          10% ($)
     ----         -----------         -----------      -----------     ---------------     -----          -------
Owen Farren           20,000             12%           $ 5.75          09/25/2011        $ 72,323       $ 183,280
Jacob Cherian          7,000              4%           $12.175         05/18/2011        $ 53,598       $ 135,827
Jacob Cherian         10,000              6%           $ 5.75          09/25/2011        $ 36,161       $  91,640
David R. Nuzzo         7,000              4%           $12.175         05/18/2011        $ 53,598       $ 135,827
David R. Nuzzo        10,000              6%           $ 5.75          09/25/2011        $ 36,161       $  91,640

-------------------

(1) The Potential Realizable Value, determined in accordance with SEC rules, assumes annualized market appreciation rates of 5% and 10%, respectively, from a market value of $5.75/share and $12.175/share on September 25, 2011 and May 18, 2011 (the date of the grant) to September 25, 2011 and May 18, 2011 (the date of expiration of such options) for all optionees. These assumptions are not intended to forecast the future price of the Registrant's stock price. The real value of the options in this table depends on the actual performance of the Registrant's Common Stock during the applicable period, which may increase or decrease in value over the time period set forth above. The Potential Realizable Value does not assume future dividends, stock or cash. The option grant does not accrue cash dividends unless the options are exercised, should dividends be declared.

AGGREGATED STOCK OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END STOCK OPTION VALUES

The following table sets forth the number of shares received upon exercise of stock options by each of the Named Executive Officers during the last completed fiscal year and the aggregate options to purchase shares of Common Stock of the Registrant held by the Named Executive Officers at December 31, 2001.

--------------------------------------------------------------------------------

                                                                    Number of Securities
                                                                         Underlying               Value of Unexercised
                                                                     Unexercised Options          In-The-Money Options
                                                                   At Fiscal Year End (#)      at Fiscal Year End ($)(1)
                                                                   -----------------------     -------------------------
                              Shares Acquired        Value              Exercisable/                 Exercisable/
Name                         Upon Exercise (#)   Realized ($)           Unexercisable                Unexercisable
----                         -----------------   ------------           -------------                -------------
    Owen Farren                     N/A              N/A               227,200/ 27,800               252,300/ 1,500
    David R. Nuzzo                  N/A              N/A                42,750/ 19,250                   250/   750
    Jacob Cherian                   N/A              N/A                 9,900/ 22,100                     0/     0

(1) Computed by multiplying the number of options by the difference between (i) the per share closing price at fiscal year-end and (ii) the exercise price per share.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

The Registrant did not grant awards to any of the Registrant's executive officers under any long-term incentive plans during the year ended December 31, 2001.

DIRECTOR COMPENSATION

Outside (i.e., non-employee) directors receive the following fees:

-       $4,375 quarterly retainer fee;

-       $1,000 for each Board of Directors meeting attended; and

-       $750 for each committee meeting attended.

In fiscal year 1993, the Board of Directors adopted a Non-Employee Director Non-Qualified Stock Option Plan (the "Directors' Plan"), which was approved by the shareholders at the Registrant's 1993 Annual Meeting. Under the Directors' Plan, non-employee Directors have the right annually during the month of June to elect to receive non-qualified stock options in lieu of all or a stated percentage of upcoming yearly directors fees. The number of shares covered by such options is determined at the time such fees would otherwise be payable based upon the fair market value of the Registrant's Common Stock at such times, except, with respect to an election to defer all such fees, such determination shall be based upon 133% of fair market value at such times. Elections are irrevocable.

Under the Directors' Plan, Messrs. Baumgardner and Caruso (Mr. Caruso served as a director until January 2002), elected for 2001 to receive non-qualified stock options in lieu of all such

--------------------------------------------------------------------------------
fees. In accordance with such elections, they received options to acquire 7,487 and 7,122 shares, respectively, during 2001.

EMPLOYMENT CONTRACTS, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS.

In 2001, the Registrant entered into change-in-control agreements with senior executives and other key personnel.

In January 2002, the five nominees of the RORID Committee were elected to the Registrant's eight-member Board of Directors. Upon the occurrence of this event, Messrs. Farren, Nuzzo and Cherian each received payment under his respective change-in-control agreement. As a result, in January the Registrant paid to Messrs. Farren, Nuzzo and Cherian, respectively, $877,565, $352,556 and $250,000 under such agreements. Under their respective change-in-control agreements, these executives are not entitled to receive any further cash payments, but are entitled to receive insurance benefits for specified time periods or until they obtain new employment, whichever occurs first. See exhibits 10.33, 10.34 and
10.35 filed with the Registrant's Period Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference, for a copy of the change-in-control agreements.

Upon receiving their resignations, the Registrant exercised its rights under the change-in-control agreements to require Messrs. Farren, Nuzzo and Cherian to remain in their positions for up to ninety days. Mr. Farren was subsequently terminated as Chief Executive Officer and President on February 4, 2002. Mr. Nuzzo has continued in his position with the Registrant. Mr. Cherian has given notice of his termination effective April 24, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2001, the Compensation Committee members were J. Dwane Baumgardner (Chairman), Richard E. Caruso and Walter I. Rickard, all of whom were non-employee directors of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Registrant's Common Stock, as of March 7, 2002 (except as otherwise noted), by:
(i) each person or entity (including such person's or entity's address) who is known by the Registrant to own beneficially more than five percent of the Registrant's Common Stock, (ii) each of the Registrant's Directors and nominees for Director who beneficially owns shares, (iii) each Named Executive Officer (as defined under Executive Compensation) who beneficially owns shares, and (iv) all executive officers and Directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Registrant.

--------------------------------------------------------------------------------

                                                       Number of Shares
Name of Beneficial Owner                             Beneficially Owned(1)             Percentage Owned(2)
Dimensional Fund Advisors, Inc.                             296,900 (3)                        5.2%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

The Gabelli Funds                                         1,469,567 (4)                       25.6%
One Corporate Center
Rye, NY  10580-1435

Oaktree Capital Management, LLC                             525,000 (5)                        9.1%
333 South Grand Avenue
28th Floor
Los Angeles, CA  90071

Steel Partners II, L.P.                                     623,150 (6)                       10.8%
150 East 52nd Street
21st Floor
New York, NY  10022

J. Dwane Baumgardner                                         64,639 (7)                        1.1%

Jacob Cherian                                                10,327 (8)                           *

David R. Nuzzo                                               49,516 (9)                           *

Warren Lichtenstein                                        633,450 (10)                        11.0%

Glen Kassan                                                          0                            *

--------------------------------------------------------------------------------

James Henderson                                                      0                            *

Mark E. Schwarz                                             217,350(11)                        3.8%

Steven Wolosky                                                       0                            *

All Directors and Executive                                 975,282(12)                       16.6%
Officers as a Group

* Less than one percent (1%).

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under such rules, shares are deemed to be beneficially owned by a person or entity if such person or entity has or shares the power to vote or dispose of the shares, whether or not such person or entity has any economic interest in such shares. Except as otherwise indicated, and subject to community property laws where applicable, the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity.

(2) Based upon 5,758,222 shares outstanding as of March 7, 2002.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 296,900 shares, as of January 30, 2002, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(4) Based upon a Schedule 13D/A Amendment No. 19 dated January 17, 2002, filed with the Securities and Exchange Commission by Gabelli Funds, LLC ("Gabelli Funds"). Gabelli Group Capital Partners, Inc. ("Gabelli Partners") makes investments for its own account and is the parent company of Gabelli Asset Management Inc. ("GAMI"). Mario J. Gabelli is the Chairman of the Board of Directors, Chief Executive Officer and majority shareholder of Gabelli Partners. GAMI, a public company listed on the New York Stock Exchange, is the parent company of a variety of companies engaged in the securities business, including
(i) GAMCO Investors, Inc.

--------------------------------------------------------------------------------

("GAMCO"), a wholly-owned subsidiary of GAMI, an investment adviser registered under the Investment Advisers Act of 1940, as amended ("Advisers Act"), which provides discretionary managed account services for employee benefit plans, private investors, endowments, foundations and others; (ii) Gabelli Advisers, Inc. ("Gabelli Advisers"), a subsidiary of GAMI, which provides discretionary advisory services to The Gabelli Westwood Mighty Mites Fund; (iii) Gabelli Performance Partnership L.P. ("GPP"), a limited partnership whose primary business purpose is investing in securities (Mario J. Gabelli is the general partner and a portfolio manager for GPP); (iv) Gabelli International Limited ("GIL"), a corporation whose primary business purpose is investing in a portfolio of equity securities and securities convertible into, or exchangeable for, equity securities offered primarily to persons who are neither citizens nor residents of the United States; and (v) Gabelli Funds, LLC, an investment adviser registered under the Advisers Act, which presently provides discretionary managed account services for various registered investment companies.

Includes the following shares deemed to be owned beneficially by the following affiliates (the "Gabelli Affiliates"): 1,202,067 shares held by GAMCO; 107,000 shares held by GIL; 83,500 shares held by Gabelli Funds; 1,000 shares held by Gabelli Foundation, Inc. ("Foundation"), a private foundation; 16,000 shares held by Gabelli Advisers; and 60,000 shares held by GPP. Each of the Gabelli Affiliates claims sole voting and dispositive power over the shares held by it. The foregoing persons do not admit to constituting a group within the meaning of
Section 13(d) of the Exchange Act. Mario J. Gabelli is the Chief Investment Officer of each of the Gabelli Affiliates; the majority stockholder and Chairman of the Board of Directors and Chief Executive Officer of Gabelli Partners; the President, a Trustee and the Investment Manager of the Foundation; and the General Partner and Portfolio Manager for GPP.

GAMCO, Gabelli Advisors, and Gabelli Funds, each has its principal business office at One Corporate Center, Rye, New York 10580. GPP has its principal business office at 401 Theodore Freund Ave., Rye, New York 10580. GIL has its principal business office at c/o Fortis Fund Services (Cayman) Limited, Grand Pavilion, Commercial Centre, 802 West Bay Road, Grand Cayman, British West Indies. The Foundation has its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

(5) Oaktree Capital Management, LLC, a California limited liability company ("Oaktree"), is deemed to have beneficial ownership of 525,000 shares as of June 30, 2001. The principal business of Oaktree is providing investment advice and management services to institutional and individual investors. Oaktree's General Partner is OCM Principal Opportunities Fund, L.P., a Delaware limited partnership.

(6) Based on the Schedule 13D/A Amendment No. 9 dated December 17, 2001, filed by Steel Partners II, L.P. ("Steel Partners II") and other persons.

(7) Includes 2,000 shares owned by Mr. Baumgardner and 62,639 shares, which Mr. Baumgardner has the right to acquire at any time upon exercise of stock options.

--------------------------------------------------------------------------------

(8) Includes 427 shares beneficially owned by Mr. Cherian as a participant in the Registrant's Savings & Pension Plan and 9,900 shares which Mr. Cherian has the right to acquire at any time upon exercise of stock options.

(9) Includes 4,500 shares owned by Mr. Nuzzo, 2,266 shares beneficially owned by Mr. Nuzzo as a participant in the Registrant's Savings and Pension Plan, and 42,750 shares which Mr. Nuzzo has the right to acquire at any time upon exercise of stock options.

(10) Includes the 623,150 shares of which, by virtue of his position as Chairman of the Board, Chief Executive Officer and Secretary of Steel Partners II, L.P. (as described in Note 6 above), Mr. Lichtenstein has the power to vote and dispose.

(11) Includes 217,350 shares of which, by virtue of his position as Managing Member of Newcastle Capital Group, L.L.C., which is the General Partner of Newcastle Capital Management, L.P., which is the General Partner of Newcastle Partners, L.P, Mr. Schwarz has the power to vote and dispose.

(12) Includes 115,289 shares which directors and executive officers have the right to acquire, at any time, upon the exercise of nonqualified and incentive stock options granted by the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven Wolosky, a director of the Registrant, is a partner at the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"). Olshan has been retained by the Registrant as outside counsel.

--------------------------------------------------------------------------------

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedule at Page F-1.

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the years ended December 31, 2001, and December 31, 2000, fiscal year ended July 31, 1999 and the five-month periods ended December 31, 1999 and December 31, 1998 are submitted herewith:

        Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report, or (b) they are inapplicable, or (c) they are not required. See Index to Financial Statements at Page F-1.

(a) (3) EXHIBITS

The information called for by this section is listed in the Exhibit Index of this report.

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001:

On October 11, 2001, the Registrant filed a Current Report on Form 8-K, which contained a press release issued by the Registrant on October 10, 2001. On that date the Registrant announced the completion of its planned restructuring in response to the slowdown in the telecommunications industry with the pending closure of its manufacturing facility in Reynosa, Mexico and the consolidation of those operations elsewhere. The Registrant also provided certain information concerning its financial condition, the status of its revolving credit facility and the status of the previously announced process to seek potential acquirers for all or parts of its business.

On November 8, 2001, the Registrant filed a Current Report on Form 8-K, which contained a press release issued by the Registrant on November 5, 2001. On that date the Registrant announced financial results for its third quarter ended September 30, 2001 and reported the status of efforts to sell the entire business or portions of its business. The Registrant also announced it would hold a Special Meeting of Shareholders on January 22, 2002 for the election of directors

--------------------------------------------------------------------------------
and that December 5, 2001 had been set as the record date for determination of shareholders eligible to vote at the Special Meeting.

On December 26, 2001, the Registrant filed a Current Report on Form 8-K, which contained a press release issued by the Registrant on December 20, 2001. On that date, the Registrant announced revisions to its Revolving Credit Facility that were effected on December 13, 2001. The revisions to the credit facility included, among other things, a replacement of the financial covenants, a reduction in the size of the facility, an acceleration of the maturity date to December 31, 2002, and a pledge of additional collateral. The Registrant also obtained a waiver from its bank lenders, effective for the quarter ended September 30, 2001, with respect to its default for noncompliance with the financial covenants to the Revolving Credit Facility as then in effect.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC.
(Registrant)

By /s/ Warren Lichtenstein                                   Date March 26, 2002
   -----------------------
   Warren Lichtenstein

                                POWER OF ATTORNEY

        SL INDUSTRIES, INC. AND EACH OF THE UNDERSIGNED DO HEREBY APPOINT GLEN KASSAN AND WARREN LICHTENSTEIN, AND EACH OF THEM SEVERALLY, ITS OR HIS TRUE AND LAWFUL ATTORNEY TO EXECUTE ON BEHALF OF SL INDUSTRIES, INC. AND THE UNDERSIGNED ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K AND TO FILE THE SAME WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION; EACH OF SUCH ATTORNEYS SHALL HAVE THE POWER TO ACT HEREUNDER WITH OR WITHOUT THE OTHER.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

By       /s/ Warren Lichtenstein                                     Date             March 26, 2002
         --------------------------------------------------
         Warren Lichtenstein - Chairman of the Board
         and Chief Executive Officer
         (Principal Executive Officer)

By       /s/ J. Dwane Baumgardner                                    Date             March 26, 2002
         --------------------------------------------------
         J. Dwane Baumgardner - Director

By       /s/ David R. Nuzzo                                          Date             March 26, 2002
         --------------------------------------------------
         David R. Nuzzo - Vice President Finance and
         Administration, Treasurer and Secretary
         (Principal Financial Officer)

By       /s/ James R. Henderson                                      Date             March 26, 2002
         --------------------------------------------------
         James R. Henderson - Director

By       /s/ Jacob Cherian, Jr.                                      Date             March 26, 2002
         --------------------------------------------------
         Jacob Cherian, Jr. - Vice President and
         Corporate Controller

By       /s/ Glen Kassan                                             Date             March 26, 2002
         --------------------------------------------------
         Glen Kassan - President and Director

By       /s/ Richard Smith                                           Date             March 26, 2002
         --------------------------------------------------
         Richard Smith - Director

By       /s/ Mark E. Schwarz                                         Date             March 26, 2002
         --------------------------------------------------
         Mark E. Schwarz - Director

By       /s/ Steven Wolosky                                          Date             March 26, 2002
         --------------------------------------------------
         Steven Wolosky - Director

--------------------------------------------------------------------------------

                               SL Industries, Inc.

         Index to Financial Statements and Financial Statement Schedule

                                                                   Page number
                                                                  in this report
  Report of Independent Public Accountants                               F2
  Consolidated Balance Sheets                                            F3
  Consolidated Statements of Operations                                  F4
  Consolidated Statements of Comprehensive Income (Loss)                 F4
  Consolidated Statements of Shareholders' Equity                        F5
  Consolidated Statements of Cash Flows                                  F6
  Notes to Consolidated Financial Statements                         F7 to F31
  Financial Statement Schedule:
  II. Valuation and Qualifying Accounts                                 F32



                                       F1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SL Industries, Inc.:

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 and July 31, 1999, and for the five months ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and July 31, 1999, and for the five months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company was in technical default under its revolving credit facility at December 31, 2001 and an additional event of default occurred on March 1, 2002. Due to these events of default, the lenders that provide the revolving credit facility do not have to provide any further financing and have the right to terminate the facility and demand repayment of all amounts outstanding. The existence of these events of default raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 15, 2002


                                       F2

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,        December 31,
                                                                                    2001                2000
                                                                                    ----                ----
ASSETS
Current assets:
   Cash and cash equivalents ...........................................       $   6,577,000        $   1,189,000
   Receivables, net ....................................................          36,041,000           21,986,000
   Inventories .........................................................          20,497,000           23,491,000
   Prepaid expenses ....................................................             815,000            1,140,000
   Net current assets of discontinued operations .......................                  --            3,192,000
   Deferred income taxes ...............................................           6,300,000            4,864,000
                                                                               -------------        -------------
       Total current assets ............................................          70,230,000           55,862,000

Property, plant and equipment, net .....................................          18,829,000           19,781,000
Property, plant and equipment of discontinued operations, net ..........                  --              980,000
Long-term note receivable ..............................................               6,000            2,118,000
Deferred income taxes ..................................................           2,014,000            1,629,000
Cash surrender value of life insurance policies ........................           1,323,000           11,486,000
Intangible assets, net .................................................          14,799,000           20,770,000
Other assets ...........................................................             557,000              855,000
                                                                               -------------        -------------
        Total assets ...................................................       $ 107,758,000        $ 113,481,000
                                                                               =============        =============

LIABILITIES
Current liabilities:
   Short-term bank debt ................................................       $   1,367,000        $          --
   Long-term debt due within one year ..................................          35,829,000              186,000
   Accounts payable ....................................................           8,149,000           11,309,000
   Accrued income taxes ................................................           2,019,000              724,000
   Accrued liabilities:
     Payroll and related costs .........................................           7,609,000            5,070,000
     Other .............................................................          11,781,000            7,393,000
                                                                               -------------        -------------
        Total current liabilities ......................................          66,754,000           24,682,000
Long-term debt less portion due within one year ........................           1,009,000           36,533,000
Deferred compensation and supplemental retirement benefits .............           4,268,000            5,892,000
Other liabilities ......................................................           2,523,000            3,024,000
                                                                               -------------        -------------
        Total liabilities ..............................................       $  74,554,000        $  70,131,000
                                                                               -------------        -------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 6,000,000 shares; none issued        $          --        $          --
Common stock, $.20 par value; authorized 25,000,0000 shares;
  issued 8,298,000 shares ..............................................           1,660,000            1,660,000
Capital in excess of par value .........................................          39,025,000           38,455,000
Retained earnings ......................................................           8,897,000           19,547,000
Accumulated other comprehensive (loss) income ..........................              (5,000)              62,000
Treasury stock at cost, 2,587,000 and 2,639,000 shares, respectively ...         (16,373,000)         (16,374,000)
                                                                               -------------        -------------
        Total shareholders' equity .....................................          33,204,000           43,350,000
                                                                               -------------        -------------
        Total liabilities and shareholders' equity .....................       $ 107,758,000        $ 113,481,000
                                                                               =============        =============


See accompanying notes to consolidated financial statements


                                       F3

                           SL INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Twelve-Months Ended    Twelve-Months Ended    Twelve-Months Ended
                                                                      December 31,           December 31,              July 31,
                                                                         2001                    2000                   1999
                                                                     -------------          -------------          -------------
Net sales ..................................................         $ 138,467,000          $ 148,405,000          $  88,694,000
                                                                     -------------          -------------          -------------
Cost and expenses:
  Cost of products sold ....................................            96,403,000             97,295,000             55,395,000
  Engineering and product development ......................             8,768,000              9,671,000              6,006,000
  Selling, general and administrative ......................            28,405,000             25,169,000             13,448,000
  Depreciation and amortization ............................             4,587,000              4,379,000              3,092,000
  Restructuring costs ......................................             3,868,000                     --                     --
  Impairment of intangibles ................................             4,270,000                     --                     --
  Settlement of class action suit ..........................                    --               (875,000)                    --
                                                                     -------------          -------------          -------------
Total cost and expenses ....................................           146,301,000            135,639,000             77,941,000
                                                                     -------------          -------------          -------------
Income (loss) from operations ..............................            (7,834,000)            12,766,000             10,753,000
                                                                     -------------          -------------          -------------
Other income (expense):
  Interest income ..........................................               366,000                344,000                250,000
  Interest expense .........................................            (3,407,000)            (3,045,000)              (991,000)
  Gain from demutualization of insurance company ...........                    --                     --                     --
                                                                     -------------          -------------          -------------
Income (loss) from continuing operations before income taxes           (10,875,000)            10,065,000             10,012,000
Income tax provision (benefit) .............................            (4,172,000)             3,642,000              4,213,000
                                                                     -------------          -------------          -------------
Income (loss) from continuing operations ...................            (6,703,000)             6,423,000              5,799,000
Income (loss) from discontinued operations (net of tax) ....            (3,947,000)            (4,723,000)              (393,000)
                                                                     -------------          -------------          -------------
Net income (loss) ..........................................         $ (10,650,000)         $   1,700,000          $   5,406,000
                                                                     =============          =============          =============

Basic net income (loss) per common share:

Income (loss) from continuing operations ...................         $       (1.18)         $        1.14          $        1.03
Loss from discontinued operations (net of tax) .............                 (0.69)                 (0.84)                 (0.07)
                                                                     -------------          -------------          -------------
Net income (loss) ..........................................         $       (1.87)         $        0.30          $        0.96
                                                                     =============          =============          =============
Diluted net income (loss) per common share:

Income (loss) from continuing operations ...................         $       (1.18)         $        1.12          $        0.99
Loss from discontinued operations (net of tax) .............                 (0.69)                 (0.82)                 (0.07)
                                                                     -------------          -------------          -------------
Net income (loss) ..........................................         $       (1.87)         $        0.30          $        0.92
                                                                     =============          =============          =============
Shares used in computing basic net income (loss)
  per common share .........................................             5,698,000              5,635,000              5,643,000
Shares used in computing diluted net income (loss)
  per common share .........................................             5,698,000              5,757,000              5,876,000


                                                                      Five-Months Ended       Five-Months Ended
                                                                         December 31,           December 31,
                                                                            1999                   1998
                                                                        -------------          -------------
                                                                                                (Unaudited)
Net sales ..................................................            $  59,032,000          $  32,809,000
                                                                        -------------          -------------
Cost and expenses:
  Cost of products sold ....................................               39,198,000             20,998,000
  Engineering and product development ......................                4,150,000              2,373,000
  Selling, general and administrative ......................                9,283,000              5,211,000
  Depreciation and amortization ............................                1,830,000              1,246,000
  Restructuring costs ......................................                       --                     --
  Impairment of intangibles ................................                       --                     --
  Settlement of class action suit ..........................                       --                     --
                                                                        -------------          -------------
Total cost and expenses ....................................               54,461,000             29,828,000
                                                                        -------------          -------------
Income (loss) from operations ..............................                4,571,000              2,981,000
                                                                        -------------          -------------
Other income (expense):
  Interest income ..........................................                   75,000                120,000
  Interest expense .........................................               (1,077,000)              (391,000)
  Gain from demutualization of insurance company ...........                1,812,000                     --
                                                                        -------------          -------------
Income (loss) from continuing operations before income taxes                5,381,000              2,710,000
Income tax provision (benefit) .............................                2,592,000              1,452,000
                                                                        -------------          -------------
Income (loss) from continuing operations ...................                2,789,000              1,258,000
Income (loss) from discontinued operations (net of tax) ....               (3,473,000)               703,000
                                                                        -------------          -------------
Net income (loss) ..........................................            $    (684,000)         $   1,961,000
                                                                        =============          =============

Basic net income (loss) per common share:

Income (loss) from continuing operations ...................            $        0.50          $        0.23
Loss from discontinued operations (net of tax) .............                    (0.62)                  0.12
                                                                        -------------          -------------
Net income (loss) ..........................................            $       (0.12)         $        0.35
                                                                        =============          =============
Diluted net income (loss) per common share:

Income (loss) from continuing operations ...................            $        0.50          $        0.21
Loss from discontinued operations (net of tax) .............                    (0.62)                  0.12
                                                                        -------------          -------------
Net income (loss) ..........................................            $       (0.12)         $        0.33
                                                                        =============          =============
Shares used in computing basic net income (loss)
  per common share .........................................                5,624,000              5,641,000
Shares used in computing diluted net income (loss)
  per common share .........................................                5,624,000              5,886,000












                               SL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                            Twelve-Months Ended  Twelve-Months Ended  Twelve-Months Ended
                                                               December 31,           December 31,          July 31,
                                                                   2001                  2000                 1999
                                                               ------------          ------------         ------------


Net income (loss) .....................................        $(10,650,000)         $  1,700,000         $  5,406,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes             (67,000)                9,000             (31,000)
                                                               ------------          ------------         ------------
Comprehensive income (loss) ...........................        $(10,717,000)         $  1,709,000         $  5,375,000
                                                               ============          ============         ============


                                                                 Five-Months Ended   Five-Months Ended
                                                                    December 31,        December 31,
                                                                        1999                1998
                                                                    ----------          -----------
                                                                                        (Unaudited)

Net income (loss) .....................................             $ (684,000)         $ 1,961,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes                  4,000               72,000
                                                                    ----------          -----------
Comprehensive income (loss) ...........................             $ (680,000)         $ 2,033,000
                                                                    ==========          ===========


See accompanying notes to consolidated financial statements.




                                       F4

                               SL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Common Stock
                                                                    -------------------------------------------------------------

                                                                               Issued                    Held In Treasury
                                                                    --------------------------     ------------------------------

                                                                       Shares          Amount         Shares           Amount
                                                                    -------------------------------------------------------------
BALANCE JULY 31, 1998..........................................      8,153,000      $ 1,631,000     (2,546,000)    $ (13,903,000)
Net income....................................................
Cash dividends, $.09 per share................................
Other, including exercise of
  employee stock options and
  related income tax benefits.................................          87,000           17,000
Treasury stock sold.............................. ............                                          71,000           390,000
Treasury stock purchased......................................                                        (133,000)       (1,648,000)
Current year translation adjustment...........................
                                                                    -------------------------------------------------------------
BALANCE JULY 31, 1999.........................................       8,240,000      $ 1,648,000     (2,608,000)    $ (15,161,000)
Net loss......................................................
Cash dividends, $.05 per share................................
Other, including exercise of
  employee stock options and
  related income tax benefits.................................          32,000            6,000
Treasury stock sold...........................................                                          19,000           108,000
Treasury stock purchased......................................                                         (61,000)         (763,000)
Current year translation adjustment...........................
                                                                    -------------------------------------------------------------
BALANCE DECEMBER 31, 1999.....................................       8,272,000      $ 1,654,000     (2,650,000)    $ (15,816,000)
Net income....................................................
Cash dividends, $.10 per share................................
Other, including exercise of
  employee stock options and
  related income tax benefits.................................          26,000            6,000
Treasury stock sold...........................................                                         159,000           967,000
Treasury stock purchased......................................                                        (148,000)       (1,525,000)
Current year translation adjustment...........................
                                                                    -------------------------------------------------------------
BALANCE DECEMBER 31, 2000.....................................       8,298,000      $ 1,660,000     (2,639,000)    $ (16,374,000)
Net income....................................................
Other, including exercise of
  employee stock options and
  related income tax benefits.................................
Treasury stock sold...........................................                                         134,000           847,000
Treasury stock purchased......................................                                         (82,000)         (846,000)
Current year translation adjustment...........................
                                                                    -------------------------------------------------------------
BALANCE DECEMBER 31, 2001.....................................       8,298,000      $ 1,660,000     (2,587,000)    $ (16,373,000)
                                                                    =============================================================


                                                                                                                     Accumulated
                                                                         Capital in                                    Other
                                                                         Excess of                 Retained        Comprehensive
                                                                         Par Value                 Earnings        Income (Loss)
                                                                    --------------------------------------------------------------

BALANCE JULY 31, 1998.........................................         $ 36,061,000            $ 14,476,000           $ 80,000
Net income....................................................                                    5,406,000
Cash dividends, $.09 per share................................                                     (507,000)
Other, including exercise of
  employee stock options and
  related income tax benefits.................................              373,000                  (1,000)
Treasury stock sold...........................................              498,000
Treasury stock purchased......................................
Current year translation adjustment...........................                                                         (31,000)
                                                                    --------------------------------------------------------------
BALANCE JULY 31, 1999.........................................         $ 36,932,000            $ 19,374,000           $ 49,000
Net loss......................................................                                     (684,000)
Cash dividends, $.05 per share................................                                     (280,000)
Other, including exercise of
  employee stock options and
  related income tax benefits.................................              715,000
Treasury stock sold...........................................              124,000
Treasury stock purchased......................................
Current year translation adjustment...........................                                                           4,000
                                                                    --------------------------------------------------------------
BALANCE DECEMBER 31, 1999.....................................         $ 37,771,000            $ 18,410,000           $ 53,000
Net income....................................................                                    1,700,000
Cash dividends, $.10 per share................................                                     (563,000)
Other, including exercise of
  employee stock options and
  related income tax benefits.................................              320,000
Treasury stock sold...........................................              364,000
Treasury stock purchased......................................
Current year translation adjustment...........................                                                           9,000
                                                                    --------------------------------------------------------------
BALANCE DECEMBER 31, 2000................................. ...         $ 38,455,000            $ 19,547,000           $ 62,000
Net income....................................................                                  (10,650,000)
Other, including exercise of
  employee stock options and
  related income tax benefits.................................              440,000
Treasury stock sold...........................................              130,000
Treasury stock purchased......................................
Current year translation adjustment...........................                                                         (67,000)
                                                                    --------------------------------------------------------------
BALANCE DECEMBER 31, 2001.....................................         $ 39,025,000             $ 8,897,000           $ (5,000)
                                                                    ===============================================================



See accompanying notes to consolidated financial statements.


                                      F5

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Twelve-Months      Twelve-Months      Twelve-Months
                                                                                   Ended              Ended               Ended
                                                                                December 31,       December 31,          July 31,
                                                                                   2001                2000                1999
                                                                              -----------------------------------------------------

OPERATING ACTIVITIES:
  Income (loss) from continuing operations ............................        $ (6,703,000)       $  6,423,000        $  5,799,000
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation .....................................................           3,001,000           2,808,000           1,961,000
     Amortization .....................................................           1,586,000           1,571,000           1,131,000
     Restructuring charges ............................................           3,868,000                  --                  --
     Impairment of intangibles ........................................           4,270,000                  --                  --
     Write-down of inventory ..........................................           2,940,000                  --                  --
     Provisions for losses on accounts receivable .....................             469,000             389,000              40,000
     Additions to other assets ........................................            (259,000)           (610,000)           (945,000)
     Cash surrender value of life insurance policies ..................            (981,000)         (1,548,000)           (753,000)
     Deferred compensation and supplemental retirement benefits .......             511,000             732,000             852,000
     Deferred compensation and supplemental retirement benefit payments            (440,000)           (490,000)           (620,000)
     Decrease (increase) in deferred income taxes .....................          (3,715,000)           (582,000)           (765,000)
     Discontinued product line expenses ...............................                  --                  --            (141,000)
     (Gain) loss on sales of equipment ................................              13,000              (3,000)            (13,000)
     Investment in Kreiss Johnson .....................................             107,000              69,000            (233,000)
     Changes in operating assets and liabilities, excluding effects of business acquisitions and dispositions:
       Accounts receivable ............................................          (1,672,000)          1,110,000          (1,405,000)
       Inventories ....................................................           2,701,000          (4,174,000)            (70,000)
       Prepaid expenses ...............................................             325,000              74,000             156,000
       Accounts payable ...............................................           5,492,000            (761,000)         (1,953,000)
       Other accrued liabilities ......................................           1,061,000          (1,125,000)         (2,012,000)
       Accrued income taxes ...........................................            (644,000)            105,000             340,000
                                                                               ------------        ------------        ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................        $ 11,930,000        $  3,988,000        $  1,369,000
                                                                               ------------        ------------        ------------

INVESTING ACTIVITIES:
  Proceeds from sale of assets of subsidiary ..........................           1,053,000                  --                  --
  Proceeds from sales of equipment ....................................               3,000              76,000             920,000
  Purchases of property, plant and equipment ..........................          (2,342,000)         (2,563,000)         (1,901,000)
  Decrease (increase) in notes receivable .............................              36,000             (10,000)             32,000
  Payments for acquisitions, net of cash acquired .....................                  --            (376,000)        (19,082,000)
  Proceeds from cash surrender value of life insurance policies .......             880,000                  --                  --
                                                                               ------------        ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES .................................        $   (370,000)       $ (2,873,000)       $(20,031,000)
                                                                               ------------        ------------        ------------

FINANCING ACTIVITIES:
  Cash dividends paid .................................................                  --            (563,000)           (507,000)
  Death Benefits from life insurance policy ...........................             256,000                  --                  --
  Proceeds from short-term debt .......................................           1,374,000                  --          21,863,000
  Proceeds from long-term debt ........................................          24,800,000          11,560,000          33,878,000
  Payments on short-term debt .........................................                  --            (809,000)        (21,012,000)
  Payments on long-term debt ..........................................         (24,276,000)        (13,936,000)        (17,395,000)
  Proceeds from stock options exercised ...............................             440,000             215,000             476,000
  Treasury stock (acquired) sold ......................................             131,000            (196,000)           (760,000)
                                                                               ------------        ------------        ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................        $  2,725,000        $ (3,729,000)       $ 16,543,000
                                                                               ------------        ------------        ------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ................          (8,694,000)          2,450,000           2,138,000
Effect of exchange rate changes on cash ...............................            (203,000)            236,000              52,000
                                                                               ------------        ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................           5,388,000              72,000              71,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................           1,189,000           1,117,000                  --
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................        $  6,577,000        $  1,189,000        $     71,000
                                                                               ============        ============        ============


                                                                                   Five-Months         Five-Months
                                                                                      Ended              Ended
                                                                                   December 31,        December 31,
                                                                                       1999               1998
                                                                              --------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES:
  Income (loss) from continuing operations ............................           $  2,789,000         $  1,258,000
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation .....................................................              1,180,000              800,000
     Amortization .....................................................                650,000              446,000
     Restructuring charges ............................................                     --                   --
     Impairment of intangibles ........................................                     --                   --
     Write-down of inventory ..........................................                     --                   --
     Provisions for losses on accounts receivable .....................                 10,000               13,000
     Additions to other assets ........................................               (816,000)            (425,000)
     Cash surrender value of life insurance policies ..................               (298,000)            (249,000)
     Deferred compensation and supplemental retirement benefits .......                356,000              469,000
     Deferred compensation and supplemental retirement benefit payments               (219,000)            (275,000)
     Decrease (increase) in deferred income taxes .....................             (1,667,000)             526,000
     Discontinued product line expenses ...............................                     --                   --
     (Gain) loss on sales of equipment ................................                  1,000              (11,000)
      Investment in Kreiss Johnson ....................................                 58,000             (257,000)
     Changes in operating assets and liabilities, excluding effects of business acquisitions and dispositions:
       Accounts receivable ............................................             (3,041,000)             657,000
       Inventories ....................................................             (2,563,000)            (332,000)
       Prepaid expenses ...............................................               (336,000)             261,000
       Accounts payable ...............................................                235,000           (1,406,000)
       Other accrued liabilities ......................................               (996,000)          (3,296,000)
       Accrued income taxes ...........................................              1,086,000           (1,037,000)
                                                                                  ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................           $ (3,571,000)        $ (2,858,000)
                                                                                  ------------         ------------

INVESTING ACTIVITIES:
  Proceeds from sale of assets of subsidiary ..........................                     --                   --
  Proceeds from sales of equipment ....................................                  2,000              902,000
  Purchases of property, plant and equipment ..........................               (849,000)          (1,247,000)
  Decrease (increase) in notes receivable .............................                 28,000               37,000
  Payments for acquisitions, net of cash acquired .....................                     --                   --
  Proceeds from cash surrender value of life insurance policies .......                     --                   --
                                                                                  ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES .................................           $   (819,000)        $   (308,000)
                                                                                  ------------         ------------

FINANCING ACTIVITIES:
  Cash dividends paid .................................................               (280,000)            (226,000)
  Death benefits from life insurance policy ...........................                     --                   --
  Proceeds from short-term debt .......................................                     --            1,267,000
  Proceeds from long-term debt ........................................             15,279,000           11,443,000
  Payments on short-term debt .........................................                     --                   --
  Payments on long-term debt ..........................................             (7,915,000)         (12,500,000)
  Proceeds from stock options exercised ...............................                257,000              108,000
  Treasury stock (acquired) sold ......................................               (531,000)             287,000
                                                                                  ------------         ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................           $  6,810,000         $    379,000
                                                                                  ------------         ------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ................             (1,683,000)           2,940,000
Effect of exchange rate changes on cash ...............................                309,000             (153,000)
                                                                                  ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................              1,046,000                   --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................                 71,000                   --
                                                                                  ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................           $  1,117,000         $         --
                                                                                  ============         ============


See accompanying notes to consolidated financial statements.


                                       F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND: SL Industries, Inc. ("the Company"), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, power motion and power protection equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to original equipment manufacturers and, to a lesser extent, commercial distributors.

On March 22, 2001, the Company announced, among other things, that the Board of Directors had completed a previously announced review of strategic alternatives and had determined that it would explore a sale of the Company in order to maximize its value for shareholders. Credit Suisse First Boston assisted the Company's Board of Directors in its review and has been engaged to lead this process, which is ongoing.

LIQUIDITY AND GOING CONCERN: The Company is party to a Revolving Credit
Facility (as defined in Note 9) that allows the Company to borrow for working capital and other purposes. The Revolving Credit Facility contains certain financial and non-financial covenants, including requirements for certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined, on a quarterly basis. As of December 31, 2001, the Company was in violation of the net income covenant for the fourth quarter of 2001. The Company also may not be able to meet its net income covenant for the first quarter of 2002 due to the operating charges incurred in connection with certain change-in-control payments and proxy cost expenses. In addition, on March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002.

As a result of these covenant violations, the lender has all of the rights and remedies available under the Revolving Credit Facility, including the ability to demand immediate repayment of the outstanding balance. Management does not believe that the lender will exercise its rights under the Revolving Credit Facility to demand immediate repayment and plans to negotiate waivers of the previous covenant violations, amendments to certain future required financial covenants and an extension of the deadline for the scheduled debt reduction. There can be no assurance that the lender will not demand immediate repayment of the outstanding balance under the Revolving Credit Facility or that the Company will be able to obtain waivers of default from its lender, amend certain future required financial covenants, or extend the deadline for the scheduled debt reduction.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REPORTING YEAR CHANGE: Pursuant to a resolution adopted by the Board of Directors on September 24, 1999, the Company elected to change the date of its fiscal year-end from July 31 to December 31 commencing January 1, 2000. As a result, a transition period for the five-month period ended December 31, 1999, was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated balance sheets have been prepared as of December 31. The consolidated statements of operations, other comprehensive income (loss) and cash flows present information for the calendar years ended December 31, 2001



                                       F7

("2001") and 2000 ("2000"), the fiscal year ended July 31, 1999 ("fiscal 1999"), and the five months ended December 31, 1999 and 1998.

REVENUE RECOGNITION: Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for estimated product returns. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company to its customers are recorded as a reduction of revenue at the time of sale.

In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", shipping and handling costs billed to customers are included in net sales, while the costs of shipping and handling incurred by the Company are included in the cost of products sold.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out ("FIFO") method. Cost for certain inventories is determined using the last-in, first-out ("LIFO") method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, any gain or loss is recognized currently. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets, which range from 25 to 40 years for buildings, 3 to 15 years for equipment and other property, and the lease term for leasehold improvements.

INTANGIBLE ASSETS: Intangible assets consist primarily of goodwill, trademarks, covenants not to compete, patents, and a consulting agreement. The goodwill resulting from the 2000 and fiscal 1999 and 1998 acquisitions and the goodwill and trademarks resulting from the May 1995 acquisition are being amortized over 30 years or less. Goodwill resulting from acquisitions made prior to November 1, 1970, of $429,000 is considered to have continuing value over an indefinite period, and is not being amortized. Covenants not to compete are amortized over the stated terms and patents are amortized over the remaining estimated useful lives. The consulting agreement had an amortizable life of ten years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible asset to measure recoverability. If impairment exists, measurement of the impairment is based on the valuation method which management believes most closely approximates the fair value of the intangible asset, which has historically been based upon future projected discounted cash flows. Impairment charges totaling $4,270,000 were recognized in 2001 related to corporate restructuring efforts (see Notes 8 and 16).

ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to future revenues, are charged to expense. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are they reduced by potential claims for recovery from the Company's insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.



                                       F8

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For the years ended December 31, 2001, December 31, 2000, and July 31, 1999, these costs were $404,000, $663,000, and $642,000, respectively. For the five months ended December 31, 1999 and December 31, 1998, these costs were $303,000 and $237,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For the years ended December 31, 2001, December 31, 2000, and July 31, 1999, these costs were $2,946,000, $3,136,000, and $1,901,000, respectively. For the five months ended December 31, 1999 and December 31, 1998, these costs were $1,257,000 and $676,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

FOREIGN CURRENCY CONVERSION: The balance sheets and statements of operations of the Company's Mexican subsidiaries are converted to US dollars at the year-end rate of exchange and the monthly weighted average rate of exchange, respectively. As the Mexican subsidiaries' functional currency is U.S. dollars, conversion gains or losses resulting from these foreign currency transactions are included in the accompanying consolidated statements of operations. The functional currencies for the Company's German and Hungarian subsidiaries are their local currencies. The translation from the local currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for earnings using the monthly weighted average exchange rate during the period. Gains or losses resulting from such translation are included in a separate component of shareholders' equity. Through November 2001, a foreign currency loan was used to hedge the value of the investment in the German subsidiary. Gains and losses on the translation of this foreign currency loan to U.S. dollars were not included in the statement of operations but shown as a separate component of shareholders' equity.

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

EUROPEAN MONETARY UNIT ("EURO"): In 1999, most member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the European Union's new currency, the euro. This conversion permitted transactions to be conducted in either the euro or the participating countries' national currencies. By February 28, 2002, all member countries are expected to have permanently withdrawn their national currencies as legal tender and replaced their currencies with euro notes and coins.


                                       F9

The euro conversion may have a favorable impact on cross-border competition by eliminating the effects of foreign currency translations, thereby creating price transparency. The Company will continue to evaluate the accounting, tax, legal and regulatory requirements associated with the euro introduction. The Company does not expect the conversion to the euro to have a material adverse affect on its consolidated financial position, results of operations, or cash flows.

NET INCOME (LOSS) PER COMMON SHARE: The Company determines net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding plus the effect of outstanding dilutive stock options, using the treasury method.

The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per common share calculations:

                                                    Income (Loss)            Shares     Per share amount
                                                  -------------------------------------------------------
For the Year Ended December 31, 2001:
Basic net income (loss) per common share ...        $(10,650,000)           5,698,000        $(1.87)
Effect of dilutive securities ..............                  --                   --           --
                                                  -------------------------------------------------------
Dilutive net income (loss) per common share         $(10,650,000)           5,698,000        $(1.87)
                                                  -------------------------------------------------------

For the Year Ended December 31, 2000:
Basic net income per common share ..........        $  1,700,000            5,635,000        $0.30
Effect of dilutive securities ..............                  --              122,000           --
                                                  -------------------------------------------------------
Dilutive net income per common share .......        $  1,700,000            5,757,000        $0.30
                                                  -------------------------------------------------------

For the Year Ended July 31, 1999:
Basic net income per common share ..........        $  5,406,000            5,643,000        $0.96
Effect of dilutive securities ..............                  --              233,000        (0.04)
                                                  -------------------------------------------------------
Dilutive net income per common share .......        $  5,406,000            5,876,000        $0.92
                                                  -------------------------------------------------------

For the Five Months Ended December 31, 1999:
Basic net income (loss) per common share ...        $   (684,000)           5,624,000        $(0.12)
Effect of dilutive securities ..............                  --                   --           --
                                                  -------------------------------------------------------
Dilutive net income (loss) per common share         $   (684,000)           5,624,000        $(0.12)
                                                  -------------------------------------------------------

For the Five Months Ended December 31, 1998:
Basic net income per common share ..........        $  1,961,000            5,641,000        $0.35
Effect of dilutive securities ..............                  --              245,000        (0.02)
                                                  -------------------------------------------------------
Dilutive net income per common share .......        $  1,961,000            5,886,000        $0.33
                                                  -------------------------------------------------------


During the years ended December 31, 2001, December 31, 2000, and July 31, 1999, 1,268,000, 703,000, and 496,000 stock options, respectively, were excluded from the dilutive computations because their effect would have been anti-dilutive. During the five months ended December 31, 1999 and December 31, 1998, 793,000 and 508,000 stock options, respectively, were excluded from the dilutive computations because their effect would have been anti-dilutive.



                                       F10

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. In 2001, the Company adopted this statement, which did not have any impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This statement is effective for the Company's 2002 year. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and will implement the remaining provisions during 2002. In 2001, the Company recorded goodwill amortization expense of approximately $808,000. The Company is currently evaluating the remaining provisions of SFAS No. 142 to determine the effect, if any, they may have on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement will be effective for the Company's 2003 year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement will be effective for the Company's 2002 year. The Company is currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS: Reclassifications, when applicable, are made to the prior year consolidated financial statements to conform with current year presentation.


                                      F11

NOTE 2.  ACQUISITIONS AND DISPOSITIONS

On May 11, 1999, pursuant to a Share Purchase Agreement dated April 1, 1999, the Company acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL"). The Company paid $11,387,000 in cash and gave promissory notes with an aggregate face amount of $75,000 at closing. In addition, in fiscal 1999 the Company paid a contingent payment of $1,000,000 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment. The acquisition was accounted for using the purchase method. Accordingly, the aggregate purchase price was allocated to the net assets acquired based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $5,838,000 has been allocated to goodwill and is being amortized on a straight-line basis over 30 years. The results of operations of RFL, since the acquisition date, are included in the accompanying consolidated financial statements.

On July 27, 1999, pursuant to an Asset Purchase Agreement dated July 13, 1999, Condor D.C. Power Supplies, Inc. ("Condor"), a wholly-owned subsidiary of the Company, acquired certain of the net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Company paid $7,430,000 comprised of $3,700,000 in cash and assumption of debt equal to approximately $3,730,000. There was also a contingent "earn-out" payment of either $1,000,000, $3,000,000 or $5,000,000, payable in the event that sales from the purchased assets were at least $30,000,000, $35,000,000 or $40,000,000 during the twelve-month period ended March 31, 2001. No contingent payment was earned or paid. Condor also entered into a ten-year Consulting Agreement with the chief executive officer of Todd Products for an aggregate consulting fee of $1,275,000 to be paid in quarterly installments over three years. Todd Products is a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries. The acquisition was accounted using the purchase method. Accordingly, the aggregate purchase price was allocated to the net assets acquired, based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $4,665,000 was allocated to goodwill ($3,390,000) and a consulting agreement ($1,275,000). During 2001, an evaluation of the remaining value of the goodwill and the consulting agreement was undertaken, resulting in the write off of the remaining unamortized balance of $4,145,000 due to the impairment of assets acquired in connection with the acquisition of Todd Products (see Notes 8 and 16).

In July 2001, the Board of Directors authorized the disposition of the Company's SL Waber, Inc. ("SL Waber") subsidiary. Effective August 27, 2001, substantially all of the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. were sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. There was no activity from operations of SLW Holdings during the fourth quarter of 2001. Net sales from discontinued operations for the years ended December 31, 2001, December 31, 2000, and July 31, 1999 were $10,316,000, $19,341,000, and $36,434,000, respectively. Net sales from discontinued operations for the five months ended December 31, 1999 and December 31, 1998 were $11,938,000 and $17,007,000, respectively. The after tax operating losses from discontinued operations for the years ended December 31, 2001, December 31, 2000, and July 31, 1999, and the five months ended December 31, 1999


                                      F12
were $3,947,000, $4,723,000, $393,000, and $3,473,000, respectively. The operating income from discontinued operations for the five months ended December 31, 1998 was $703,000. The provision for income or loss from discontinued operations reflected in the accompanying consolidated statements of operations includes the loss recognized in 2001 from the sale of the assets of SL Waber of $2,745,000 and the income or losses of the subsidiary's operations during all periods presented through December 31, 2001, net of the expected tax benefits applicable thereto. As of December 31, 2001, the Company had approximately $1,300,000 accrued for liabilities related to SL Waber.

NOTE 3.  INCOME TAXES

Income (loss) from continuing operations before provision for income taxes consists of the following:

                Twelve Months    Twelve Months   Twelve Months   Five Months     Five Months
                    Ended           Ended           Ended           Ended           Ended
                 December 31,    December 31,      July 31,      December 31,    December 31,
                    2001             2000            1999            1999            1998
                -----------------------------------------------------------------------------
U.S. .......      $(16,405)        $  7,098        $  8,039        $  4,491        $  2,153
Non U.S. ...         5,530            2,967           1,973             890             557
                -----------------------------------------------------------------------------
                  $(10,875)        $ 10,065        $ 10,012        $  5,381        $  2,710
                =============================================================================

The provision (benefit) for income taxes consists of the following:

                         Twelve Months     Twelve Months    Twelve Months     Five Months        Five Months
                            Ended              Ended            Ended            Ended             Ended
                         December 31,       December 31,       July 31,       December 31,      December 31,
                             2001               2000             1999             1999              1998
                         ------------------------------------------------------------------------------------
Current:
    Federal .....          $(2,114)          $ 3,497           $ 2,503          $ 1,692           $   604
    International              677             1,214               876              317               212
    State .......              138               475               624              449               123
Deferred:
    Federal .....           (2,231)           (1,591)              173               40               453
    International                2                (3)                1               99                22
    State .......             (644)               50                36               (5)               38
                         ------------------------------------------------------------------------------------
                           $(4,172)          $ 3,642           $ 4,213          $ 2,592           $ 1,452
                         ====================================================================================

The pre-tax domestic loss incurred in 2001 was carried back to prior years resulting in recoverable income taxes of approximately $3,082,000.

The benefit for income taxes related to discontinued operations consists of $1,193,000, $3,055,000, and $1,132,000 for the years ended December 31, 2001,
December 31, 2000, and July 31, 1999, respectively, and $2,904,000 and $434,000 for the five months ended December 31, 1999 and December 31, 1998, respectively.


                                      F13

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                      December 31,        December 31,
                                                                         2001                 2000
                                                                      --------------------------------
                                                                               (In thousands)
Deferred tax assets:
  Deferred compensation ...................................            $  1,900             $  2,348
  Liabilities related to environmental matters ............                 122                  148
  Inventory valuation .....................................               1,405                  569
  Prepaid and accrued expenses ............................               3,478                2,595
  Assets and liabilities related to discontinued operations                 136                1,006
  State tax loss carryforwards ............................               1,681                1,625
  Intangibles .............................................               1,723                   --
  Foreign tax credit carryforwards ........................               1,272                   --
                                                                      --------------------------------
                                                                         11,717                8,291
  Less valuation allowances ...............................              (1,677)                  --
                                                                      --------------------------------
                                                                         10,040                8,291
Deferred tax liabilities:
  Accelerated depreciation and amortization ...............               1,696                1,738
  Other ...................................................                  30                   60
                                                                      --------------------------------
                                                                       $  8,314             $  6,493
                                                                      ================================

As of December 31, 2001, the Company's net operating loss carryforwards decreased by $4,778,000 to $0 for federal income tax purposes.

As of December 31, 2001, the Company generated foreign tax credits totaling approximately $1,272,000, through the repatriation of earnings from its German subsidiaries. These credits can be carried forward for five years and will expire at the end of 2006.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $8,314,000 of net deferred tax assets as of December 31, 2001 will be realized. In 2001, a valuation allowance of approximately $1,677,000 was provided against gross deferred tax assets due to the uncertainty of the realization of tax benefits for certain state net operating loss carryforwards and foreign tax credits.


                                      F14

Following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates:

                                                             Twelve          Twelve        Twelve       Five            Five
                                                             Months          Months        Months       Months          Months
                                                             Ended           Ended         Ended        Ended           Ended
                                                           December 31,    December 31,   July 31,   December 31,    December 31,
                                                              2001            2000          1999         1999            1998
                                                           -------------------------------------------------------------------------
Statutory rate ......................................         (34%)            34%           34%          34%             34%
Tax rate differential on Foreign Sales
Corporation/Extraterritorial Income Exclusion benefit
earnings ............................................           5              (1)           --           --              (1)
International rate differences ......................          (1)              3             1            2               3
State income taxes, net of federal income tax .......          (1)              4             4            8               6
Non-taxable settlement of life insurance class action
suit ................................................          --              (5)           --           --              --
Cumulative effect of reduction in German tax
rates ...............................................           9              --            --           --              --
Taxable gain from surrender of life insurance
policies ............................................         (14)             --            --           --              --
Discontinued operations adjustments .................          (1)              1             2            3              11
Other ...............................................          (1)             --             1            1               1
                                                           -------------------------------------------------------------------------
                                                              (38%)            36%           42%          48%             54%
                                                            ========================================================================



NOTE 4. RECEIVABLES
Receivables consist of the following:

                                                    December 31,           December 31,
                                                       2001                   2000
                                                   -------------------------------------
                                                              (In thousands)
Trade receivables..........................          $ 20,189               $ 22,023
Less allowances for doubtful accounts .....              (568)                  (560)
                                                   -------------------------------------
                                                       19,621                 21,463
Receivables for life insurance policies
surrendered ...............................            10,229                     --
Recoverable income taxes ..................             4,355                     --
Other .....................................             1,836                    523
                                                   -------------------------------------
                                                     $ 36,041               $ 21,986
                                                   =====================================

Cash surrender value of life insurance policies at December 31, 2000 of $11,486,000 was reduced to $1,323,000 as of December 31, 2001 due to surrender of policies aggregating $10,229,000 and other adjustments of $66,000
(see Note 10).

In December 2001, the Company sold back to the purchaser of a former subsidiary a mortgage note in the outstanding principal amount of $2,200,000. The mortgage note secured the real property of the former subsidiary. The Company received cash proceeds of $1,600,000, which was included in other receivables as of December 31, 2001, in January 2002, all of which were used to pay down debt under the Company's Revolving Credit Facility (as defined in Note 9).

NOTE 5.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many industries and geographic regions.


                                      F15

NOTE 6.  INVENTORIES
Inventories consist of the following:

                                                          December 31,         December 31,
                                                              2001                 2000
                                                         -----------------------------------
                                                                      (In thousands)
Raw materials....................................           $15,341              $17,419
Work in process..................................             5,261                6,496
Finished goods...................................             3,401                2,065
                                                         -----------------------------------
                                                             24,003               25,980
Less allowances..................................            (3,506)              (2,489)
                                                         -----------------------------------
                                                            $20,497              $23,491
                                                         ===================================

The above includes certain inventories, which are valued using the LIFO method, which aggregated $4,560,000 and $3,488,000 as of December 31, 2001 and 2000, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2001 and 2000 was approximately $335,000 and $507,000, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

                                                            December 31,       December 31,
                                                               2001               2000
                                                            -------------------------------
                                                                    (In thousands)
Land ................................................         $4,654              $4,494
Buildings and leasehold improvements.................         10,406              10,550
Equipment and other property . ......................         22,710              21,595
                                                            -------------------------------
                                                              37,770              36,639
Less accumulated depreciation. ......................        (18,941)            (16,858)
                                                            -------------------------------
                                                             $18,829             $19,781
                                                            ===============================

NOTE 8. INTANGIBLE ASSETS
Intangible assets consist of the following:

                                                      December 31,             December 31,
                                                         2001                     2000
                                                      -------------------------------------
                                                                 (In thousands)
Patents ...............................                $    932                 $    925
Covenants not to compete and consulting
  agreement ...........................                   2,980                    4,255
Goodwill ..............................                  15,463                   19,523
Trademarks ............................                     920                      920
Other .................................                     503                      503
                                                      -------------------------------------
                                                         20,798                   26,126
Less accumulated amortization .........                  (5,999)                  (5,356)
                                                      -------------------------------------
                                                       $ 14,799                 $ 20,770
                                                      =====================================



                                      F16

During the year ended December 31, 2001, the Company determined that goodwill of $3,179,000 and a consulting agreement of $966,000 related to the Todd Products acquisition had become impaired (see Note 16). In addition, goodwill related to SL Waber was written off in connection with the sale of substantially all of its assets. A portion of the goodwill related to SL Surface Technologies, Inc. ("Surf Tech") was also written off in 2001.

NOTE 9. DEBT
Debt consists of the following:


                                    December 31,     December 31,
                                       2001             2000
                                    -----------------------------
                                           (In thousands)
Short-term bank debt ...........      $ 1,367          $    --
                                    =============================
Revolving lines of credit ......      $35,689          $35,318
Mortgages payable ..............          237              437
Term loan ......................          912              964
                                    -----------------------------
                                       36,838           36,719
Less portion due within one year       35,829              186
                                    -----------------------------
Long-term bank debt ............      $ 1,009          $36,533
                                    =============================

The Company is party to a Second Amended and Restated Credit Agreement dated as of December 13, 2001, as amended (the "Revolving Credit Facility"). Under the terms of the Revolving Credit Facility, the Company can borrow for working capital and other purposes at the prime interest rate plus two percent. Borrowings are collateralized by substantially all of the Company's assets. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain financial and non-financial covenants, the most restrictive of which require certain levels of quarterly net income and a quarterly minimum fixed charge coverage, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent to operating rent, capital expenditures and interest charges. In addition, the Company is prohibited from paying dividends. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a fee of approximately $780,000 in the event that the facility is not retired on or before October 31, 2002.

As of December 31, 2001, outstanding borrowings under the Company's Revolving Credit Facility were $35,689,000. Available borrowings under the Company's Revolving Credit Facility were $1,268,000 as of December 31, 2001. The weighted average interest rate during the years ended December 31, 2001 and December 31, 2000 was 7.57% and 8.98%, respectively.

On March 1, 2002 the Company received a notice from its lenders under the Revolving Credit Facility stating that it is currently in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt level to $25,500,000 on March 1, 2002. The Company's outstanding debt under the Revolving Credit Facility was approximately $26,200,000 as of March 1, 2002. Additionally, the Company did not meet its net income covenant under the Revolving Credit Facility for the fourth quarter of 2001 due to the charge related to the impairment of the intangible assets of Condor at December 31, 2001. Also, the Company may not be able to meet its net income covenant for the first quarter of 2002. The Company and its lenders are currently in discussions to extend the deadline for the scheduled debt reduction and to obtain a waiver of the earnings covenant for the fourth quarter of 2001.

The Company's German subsidiary also has $3,457,000 in lines of credit with its banks that mature in 2002. Under the terms of its lines of credit, the subsidiary can borrow for any purpose at interest rates ranging from 5.2% to 8.25%. No financial covenants are required. As of December 31, 2001 and 2000, outstanding borrowings under these facilities were $1,367,000 and $0, respectively.



                                       F17

As of December 31, 2001 and December 31, 2000, the Company's German subsidiary had mortgages payable on building additions, at interest rates of 3.95% and 4.75%, respectively, that require principal repayments through 2002 to 2004.

Principal maturities of debt payable over the next three years are $35,829,000, $996,000, and $13,000 in 2002, 2003, and 2004, respectively.

NOTE 10. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory defined contribution pension plans covering substantially all employees. The Company's contribution to its plans is based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. Contributions to plans maintained by Teal Electronics Corporation ("Teal") and RFL are based on a percentage of employee elective contributions. RFL also makes a profit sharing contribution annually. Costs accrued under the plans during the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999 amounted to approximately $1,307,000, $1,485,000, and $788,000, respectively. Costs for the five months ended December 31, 1999 and December 31, 1998 amounted to $624,000 and $312,000, respectively. It is the Company's policy to fund its accrued retirement income costs.

In addition, the Company makes contributions, based on rates per hour, as specified in two union agreements, to two union-administered defined benefit multi-employer pension plans. Contributions to these plans amounted to $55,000, $60,000, and $60,000 for the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999, respectively. For the five months ended December 31, 1999 and December 31, 1998, the amounts were $21,000 and $26,000, respectively. Under the multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan's unfunded vested benefits liability. The Company's share of the unfunded vested benefits liabilities of the union plans to which it contributes is not material.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6%, 8%, 10% and 12%. The amount charged to income in connection with these agreements amounted to $396,000, $420,000, and $438,000 for the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999, respectively, and $168,000 and $230,000 for the five months ended December 31, 1999 and December 31, 1998, respectively.

In addition, the Company has agreements with certain active officers and key employees providing for deferred compensation benefits. Benefits to be provided to each participant are stated in separate elective salary deferral agreements. The amount charged to income in connection with these agreements amounted to $115,000, $312,000, and $414,000 for the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999, respectively, and $188,000 and $239,000 for the five months ended December 31, 1999 and December 31, 1998, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of a majority of the participants having a deferred compensation or supplemental retirement agreement. As of


                                      F18

December 31, 2001, the aggregate death benefit totaled $1,938,000, with the corresponding cash surrender value of all policies totaling $1,323,000.

As of December 31, 2001, life insurance policies with a cash surrender value of approximately $11,109,000 were surrendered to the life insurance company in exchange for the cash proceeds from the build up of cash surrender value in the policies. In December 2001 and January 2002, the Company received approximately $880,000 and $10,229,000, respectively, from the surrender of these policies. These funds were used to pay down debt under the Company's Revolving Credit Facility.

As of December 31, 2001, certain agreements may restrict the Company from utilizing cash surrender value totaling approximately $760,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the insurance policies with premium expenses. Net credits included in income in connection with the policies amounted to $789,000, $1,399,000, and $354,000 for the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999, respectively, and $159,000 and $85,000 for the five months ended December 31, 1999 and December 31, 1998, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2001, December 31, 2000 and fiscal year ended July 31, 1999, rental expense applicable to continuing operations aggregated approximately $1,696,000, $1,728,000, and $1,114,000, respectively. For the five months ended December 31, 1999 and 1998, rental expense applicable to continuing operations aggregated approximately $706,000 and $479,000, respectively. These expenses are primarily for facilities and vehicles. The minimum rental commitments as of December 31, 2001 are as follows:

(In thousands)
2002                                     $1,326
2003                                        866
2004                                        680
2005                                        665
2006                                        656
Thereafter                                  164
                                         ------
                                         $4,357
                                         ======


As of December 31, 2001, the Company was contingently liable for $543,000 under outstanding letters of credit issued for casualty insurance requirements.

LITIGATION: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, most frequently involving complaints by terminated employees and disputes with customers and suppliers. It is management's opinion that the impact of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), is currently defending a cause of action, brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by a customer, alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The high precision


                                      F19
motor was developed for use in an aircraft actuation system intended for use by Vickers Corporation. The complaint seeks compensatory damages of approximately $3,900,000. Management believes it has strong defenses to these claims and intends to defend them vigorously.

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firm to date, management has provided an estimated accrual for all known costs believed to be probable. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

The Company filed claims with its insurers seeking reimbursement for many of these costs, and received $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental costs associated with one location up to an aggregate of $300,000. During fiscal 1997, the Company received $1,500,000 from three additional insurers and from two of those insurers, commitments to pay 15% and 20% of the environmental costs associated with the same location up to an aggregate of $150,000 and $400,000, respectively. In addition, the Company received $100,000 during 2001, 2000, and fiscal 1999, as stipulated in the settlement agreement negotiated with one of the three insurers. During 2000, the Company reversed a separate accrual for a potential environmental penalty after being advised by legal counsel that there was only a remote chance such penalty would be enforced. As of December 31, 2001 and December 31, 2000, the remaining environmental accrual was $290,000 and $357,000, respectively, of which $190,000 and $257,000, respectively, have been included in "Accrued Liabilities" and $100,000 and $100,000, respectively, in "Other Liabilities" in the accompanying consolidated balance sheets.

The Company is the subject of various other lawsuits and actions relating to environmental issues, including administrative action in connection with Surf Tech's Pennsauken facility which


                                      F20
could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection. The Company believes that it has a significant defense against all or any part of the claim and that any material impact is unlikely.

In May 2000, the Company discovered evidence of possible soil contamination at its facility in Auburn, New York. The New York State Department of Environmental Controls has been contacted and an investigation is currently underway. Based upon the preliminary evidence, management does not believe that it will incur material remediation costs at this site.

In December 2001, the Company received notice from the Connecticut Department of Environmental Protection of an administrative hearing to determine responsibility for contamination at a former industrial site located in New Haven, Connecticut. The Company has requested an extension of time to determine the nature of the alleged contamination and the extent of the Company's responsibility. It is still very early in the investigation; however, based upon the preliminary investigations, management does not believe that remediation of this site will have a material adverse effect on its business or operations.

The Company is investigating a possible ground water containment plume on its property in Camden, New Jersey. The Company does not know the extent of the contamination or the amount of the cost to remediate.

EMPLOYMENT AGREEMENTS: In 2001, the Company entered into change-of-control agreements with certain officers of the Company. On January 22, 2002, the Company held its annual meeting of shareholders for 2001. At the annual meeting, all eight members of the Board of Directors stood for election. In addition, five nominees from a committee comprised of representatives of two institutional shareholders (such committee, the "RORID Committee"), stood for election to the Board of Directors. Upon the certification of the election results on January 24, 2002, the five nominees of the RORID Committee were elected and three incumbent directors were re-elected. Following the election of the five new directors, the Company made payments to such officers under these change-of-control agreements totaling approximately $1,480,000.

The Company also entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event of a change in control, as defined, if the employee is terminated within 12 months of the change. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. If the change in control had occurred on December 31, 2001, and these employees had been terminated, the payments would have aggregated approximately $4,500,000. All senior divisional management teams are continuing in their positions.

NOTE 12. STOCK OPTIONS AND CAPITAL STOCK

At the Company's 1993 Annual Meeting, the shareholders approved a Nonemployee Director Nonqualified Stock Option Plan (the "Director Plan"), which was effective June 1, 1993. The Director Plan provides for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enables the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any


                                      F21
time. Each option granted under the Director Plan expires no later than ten years from date of grant and no options can be granted under the Director Plan after its May 31, 2003 expiration date. Information for fiscal year ended July 31, 1999, the five months ended December 31, 1999, and years ended December 31, 2000 and December 31, 2001 with respect to the Director Plan is as follows:


                                                            SHARES            OPTION PRICE
                                                         (In thousands, except for Option Price)
                                                         ---------------------------------------
Outstanding and exercisable as of August 1, 1998 ..           54          $3.5625 to $14.625
Granted ...........................................           20          $11.1563 to $14.625
Cancelled .........................................           (6)         $12.0313 to $14.625
                                                         ---------------------------------------
Outstanding and exercisable as of July 31, 1999 ...           68          $3.5625 to $14.625
Granted ...........................................            8          $12.3125 to $13.875
                                                         ---------------------------------------
Outstanding and exercisable as of December 31, 1999           76          $3.5625 to $14.625
Granted ...........................................           18          $9.1875 to $12.84
                                                         ---------------------------------------
Outstanding and exercisable as of December 31, 2000           94          $3.5625 to $14.625
Granted ...........................................           16          $6.80 to $14.65
Exercised .........................................           (6)         $9.1875 to $11.25
                                                         ---------------------------------------
OUTSTANDING AND EXERCISABLE AS OF DECEMBER 31, 2001          104          $3.5625 to $14.625
                                                         =======================================


As of December 31, 2001 the number of shares available for grant was 54,000.

At the Company's 1991 Annual Meeting, the shareholders approved the adoption of a Long Term Incentive Plan (the "1991 Plan") which provided for the granting of options to officers and key employees of the Company to purchase up to 500,000 shares of the Company's common stock. At the 1995 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 500,000 to 922,650. At the 1998 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 922,650 to 1,522,650. The 1991 Plan enables the Company to grant either nonqualified options, with an exercise price per share established by the Board's Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Plan expires no later than ten years from date of grant, and no future options can be granted under the 1991 Plan as a result of its expiration on September 25, 2001. Information for fiscal year ended July 31, 1999, the five months ended December 31, 1999, and years ended December 31, 2000 and December 31, 2001 with respect to the 1991 Plan is as follows:


                                            SHARES            OPTION PRICE
                                         (In thousands, except for Option Price)
                                         ---------------------------------------
Outstanding at August 1, 1998 .....           422         $3.25 to $14.5625
Granted ...........................           174         $11.125 to $12.875
Exercised .........................           (63)        $3.25 to $11.125
Cancelled .........................           (24)        $9.375 to $11.125
                                         ---------------------------------------
Outstanding as of July 31, 1999 ...           509         $3.25 to $14.5625
Granted ...........................           140         $12.125 to $13.50
Exercised .........................           (22)        $3.25 to $11.125
Cancelled .........................           (52)        $11.00 to $14.5625
                                         ---------------------------------------
Outstanding as of December 31, 1999           575         $3.25 to $13.50
Granted ...........................           145         $9.781 to $12.00
Exercised .........................           (63)        $3.25 to $9.375
Cancelled .........................           (34)        $6.875 to $13.50
                                         ---------------------------------------
Outstanding as of December 31, 2000           623         $3.25 to $13.50
Granted ...........................           486         $5.75 to $12.175
Exercised .........................           (35)        $6.875 to $13.50
Cancelled .........................           (18)        $3.25 to $13.50
                                         ---------------------------------------
OUTSTANDING AS OF DECEMBER 31, 2001         1,056         $3.25 to $13.50
                                         ---------------------------------------



                                      F22

The number of shares exercisable as of December 31, 2001 was 536,000.

During fiscal 1991, the Board of Directors approved the granting of nonqualified stock options to purchase 110,000 shares at an option price of $4.13 to the Chief Executive Officer of the Company. In fiscal 1992, an option to purchase 50,000 shares was granted to another officer of the Company at an option price of $3.25, with an expiration date of November 30, 1998. Options for 25,100 and 24,900 shares were exercised during fiscal 1998 and 1999, respectively. In fiscal 1996, an option to purchase 50,000 shares was granted to a subsidiary officer at an option price of $8.375 and was exercisable 20% at July 31, 1997, and 50%, 20% and 10% on or after October 13, 1997, April 13, 1998, and April 13, 1999, respectively, with no expiration date, except in the event of termination, disability or death, provided that the subsidiary officer has been employed through such date. Options for 8,000 shares, 10,000 shares and 34,000 shares were exercised during the fiscal year ended July 31, 1998, the five months ended December 31, 1999, and year ended December 31, 2000, respectively. The remaining options are exercisable at any time after the date of grant with no expiration date, except in the event of termination, disability or death. All of the option prices are equivalent to 100% of market value at date of grant.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per common share would have been as follows:


                                    Twelve Months    Twelve Months     Twelve Months    Five Months       Five Months
                                       Ended             Ended            Ended            Ended             Ended
                                     December 31,     December 31,       July 31,       December 31,      December 31,
                                        2001             2000             1999              1999             1998
                                   ----------------------------------------------------------------------------------
Net income (loss) - as
  reported ..................      $(10,650,000)      $1,700,000       $5,406,000        $(684,000)       $1,961,000
Net income (loss) - pro forma      $(11,389,000)      $1,153,000       $4,799,000        $(909,000)       $1,695,000
Diluted net income (loss) per
 common share as reported ...      $      (1.87)      $      .30       $      .92        $    (.12)       $      .33
Diluted net income (loss) per
 common share pro forma .....      $      (2.00)      $      .20       $      .82        $    (.16)       $      .29



                                      F23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                        Twelve Months      Twelve Months       Twelve Months       Five Months     Five Months
                                           Ended               Ended               Ended             Ended            Ended
                                        December 31,        December 31,          July 31,        December 31,     December 31,
                                            2001                2000                1999               1999            1998
                                        ---------------------------------------------------------------------------------------
Expected dividend yield ...........          0.0%                .94%               .73%               .38%             .33%
Expected stock price volatility ...        45.95%              29.58%              29.7%             29.58%            36.6%
Risk-free interest rate ...........          5.0%                6.3%               5.0%               6.1%             4.9%
Expected life of option ...........       7 years             7 years            7 years            7 years          7 years


Transactions from August 1, 1998 through December 31, 2001, under the above plans, were as follows:


                                          Number of                                                  Weighted Average
                                            Shares             Option Price           Weighted        Life Remaining
                                        (In thousands)          per Share           Average Price        (Years)
                                        ------------------------------------------------------------------------------
Outstanding as of August 1, 1998 ..           653           $3.25 to $14.625            $ 7.67             6.73
Granted ...........................           194           $11.125 to $14.625
Exercised .........................           (88)          $3.25 to $11.125
Cancelled .........................           (30)          $9.375 to $14.625
                                        ------------------------------------------------------------------------------
Outstanding as of July 31, 1999 ...           729           $3.25 to $14.625            $ 8.85             6.71
Granted ...........................           148           $12.125 to $13.875
Exercised .........................           (32)          $3.25 to $11.156
Cancelled .........................           (52)          $11.00 to $14.5625
                                        ------------------------------------------------------------------------------
Outstanding as of December 31, 1999           793           $3.25 to $14.625            $ 9.46             6.80
Granted ...........................           163           $9.1875 to $12.84
Exercised .........................           (97)          $3.25 to $9.375
Cancelled .........................           (34)          $6.875 to $13.50
                                        ------------------------------------------------------------------------------
Outstanding as of December 31, 2000           825           $3.25 to $14.625            $10.06             6.64
Granted ...........................           502           $5.75 to $12.175
Exercised .........................           (41)          $6.875 to $13.50
Cancelled .........................           (18)          $3.25 to $13.50
                                        ------------------------------------------------------------------------------
OUTSTANDING AS OF DECEMBER 31, 2001         1,268           $3.25 to $14.625            $ 9.56             7.98
                                        ------------------------------------------------------------------------------
EXERCISABLE AS OF DECEMBER 31, 2001           749           $3.25 to $14.625            $ 9.56
                                        ------------------------------------------------------------------------------


The following tables segregate the outstanding options and exercisable options as of December 31, 2001, into five ranges:


   Options Outstanding         Range of Option Prices              Weighted         Weighted Average Life Remaining
     (In thousands)                  per Share                   Average Price                 (Years)
-------------------------------------------------------------------------------------------------------------------
           162                    $3.25 to $5.6875                 $ 4.074442                    7.08
           369                    $5.75 to $10.875                 $ 6.777959                    8.46
           288                    $11.00 to $12.00                 $11.379993                    7.18
           314                  $12.0313 to $13.0625               $12.289174                    8.77
           135                   $13.50 to $14.625                 $13.571681                    7.65
         -----
         1,268
         -----

   Options Exercisable         Range of Option Prices              Weighted
      (In thousands)                 per Share                   Average Price
--------------------------------------------------------------------------------
           163                    $3.25 to $5.6875                 $ 4.074442
           165                    $5.75 to $10.875                 $ 7.544435
           209                    $11.00 to $12.00                 $11.323752
           127                  $12.0313 to $13.0625               $12.437501
            85                   $13.50 to $14.625                 $13.614000
         -----
           749
         -----



                                      F24

NOTE 13.  CASH FLOW INFORMATION

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents.

In accordance with Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows", cash flows from Elektro-Metall Export GmbH's ("EME") operations are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated cash flows will not necessarily agree with the translation adjustment recorded on the consolidated balance sheet. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line in the statement of cash flows.

In November 2001, EME received approximately $4,100,000 as a progress payment related to a customer contract. The contract requires that the cash received from this progress payment be specifically utilized for expenditures related to EME's performance under this program. As of December 31, 2001, approximately $3,600,000 of this progress payment is included as a component of other accrued liabilities in the accompanying consolidated balance sheet.

Supplemental disclosures of cash flow information:


                        Twelve Months   Twelve Months   Twelve Months    Five Months     Five Months
                           Ended           Ended           Ended           Ended            Ended
                        December 31,     December 31,     July 31,       December 31,    December 31,
                            2001            2000            1999            1999            1998
                        -----------------------------------------------------------------------------
                                                       (In thousands)
Interest paid .....        $3,378          $3,026          $  950          $  970           $434
Income taxes paid .        $1,891          $1,288          $3,208          $1,646           $509

Non-cash investing and financing activities:

During 2001, the Company sold substantially all of the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. for $1,053,000. In conjunction with this sale, net assets deconsolidated were as follows:

    Book value of net assets sold .............      $3,798,000
    Cash received .............................      $1,053,000

During fiscal 1999, Condor acquired certain of the net operating assets of Todd Products for $7,430,000. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired ..............     $12,738,000
    Cash paid ..................................     $ 7,430,000
    Liabilities assumed ........................     $ 5,308,000

During fiscal 1999, the Company acquired all of the capital stock of RFL for $12,462,000. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired ..............     $16,417,000
    Cash paid ..................................     $12,387,000
    Liabilities assumed ........................     $ 5,166,000


                                      F25

NOTE 14. INDUSTRY SEGMENTS

During the years ended December 31, 2000 and July 31, 1999 and the five months ended December 31, 1999 and December 31, 1998, the Company was comprised of six business segments: Power Supplies, Power Conditioning and Distribution Units, Motion Control Systems, Electric Utility Equipment Protection Systems, Surge Suppressors and Other. The Surge Suppressor segment was discontinued in 2001 as a result of the sale of the assets of SL Waber. For the year ended December 31, 2001, the Company changed the composition of its reportable segments to individual operating business units. Segment information for all periods presented has been restated to conform with the December 31, 2001 presentation. At December 31, 2001, the Company was comprised of six operating business units. Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for Original Equipment Manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. EME is a leader in electromechanical actuation systems, power drive units, and complex wire harness systems for use in the aerospace and automobile industries. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL provides customer service and maintenance for all electric utility equipment protection systems. SurfTech produces industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The other segment includes corporate related items not allocated to reportable segments and the results of insignificant operations. The accounting policies of these business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information). The Company's reportable business units are managed separately because each offers different products and services and requires different marketing strategies.

Business unit operations are conducted through domestic and foreign subsidiaries. For all periods presented, sales between business units were not material. No single customer accounted for more than 10% of consolidated net sales or a segment's net sales during 2001, 2000, fiscal 1999, or the five months ended December 31, 1999 or December 31, 1998.


                   Twelve Months    Twelve Months   Twelve Months    Five Months     Five Months
                       Ended            Ended           Ended           Ended           Ended
                    December 31,     December 31,      July 31,      December 31,    December 31,
                       2001             2000             1999           1999             1998
                   ------------------------------------------------------------------------------
                                                      (In thousands)
NET SALES
Condor .....         $ 48,742         $ 62,567         $30,428         $25,341         $11,778
Teal .......           13,320           21,832          15,156           8,609           5,600
SL-MTI .....           19,262           14,201          15,081           5,765           5,894
EME ........           25,609           22,541          19,992           8,122           8,394
RFL ........           28,447           24,426           5,274          10,073              --
Surf Tech ..            3,087            2,838           2,763           1,122           1,143
                   ------------------------------------------------------------------------------
Consolidated         $138,467         $148,405         $88,694         $59,032         $32,809
                   ==============================================================================


                                      F26

                                             Twelve Months    Twelve Months   Twelve Months    Five Months     Five Months
                                                Ended             Ended          Ended            Ended           Ended
                                              December 31,     December 31,     July 31,       December 31,    December 31,
                                                 2001             2000             1999            1999           1998
                                             ------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                                (In thousands)
Condor ..................................      $  1,226         $ 4,203          $ 5,776         $ 2,118         $2,289
Teal ....................................           603           3,803            1,987           1,350            424
SL-MTI ..................................         1,981           1,032            1,223             (91)           336
EME .....................................         3,152           2,082            1,654             956            482
RFL .....................................         3,230           2,523              510           1,167             --
Surf Tech ...............................          (760)           (115)              10              94              9
Other expenses and Corporate office .....        (6,188)         (1,637)            (407)         (1,023)          (559)
Write-down of inventory (a) .............        (2,940)             --               --              --             --
Restructuring charges (b) ...............        (3,868)             --               --              --             --
Impairment of intangible assets (c) .....        (4,270)             --               --              --             --
Settlement of class action suit .........            --             875               --              --             --
                                             ------------------------------------------------------------------------------
Income (loss) from operations ...........        (7,834)         12,766           10,753           4,571          2,981
Demutualization of life insurance company            --              --               --           1,812             --
Interest income .........................           366             344              250              75            120
Interest expense ........................        (3,407)         (3,045)            (991)         (1,077)          (391)
                                             ------------------------------------------------------------------------------
Income (loss) from continuing operations
before taxes ............................      $(10,875)        $10,065          $10,012         $ 5,381         $2,710
                                             ==============================================================================


(a) Includes $2,890 and $50 related to Condor and Surf Tech, respectively (see
    Note 16).

(b) Includes $3,683 and $185 related to Condor and Surf Tech, respectively (see
    Note 16).

(c) Includes $4,145 and $125 related to Condor and Surf Tech, respectively (see
    Note 16).


                                           As of            As of
                                        December 31,     December 31,
                                           2001              2000
                                        -----------------------------
IDENTIFIABLE ASSETS                            (In thousands)
Condor .........................         $ 20,740         $ 31,889
Teal ...........................            9,834           11,108
SL-MTI .........................           11,637            9,410
EME ............................           23,524           18,215
RFL ............................           17,445           16,193
Surf Tech ......................            3,929            3,533
Other including Corporate Office           20,649           23,133
                                         --------         --------
Consolidated ...................         $107,758         $113,481
                                         ========         ========

                                     Twelve Months    Twelve Months   Twelve Months    Five Months     Five Months
                                         Ended           Ended            Ended           Ended           Ended
                                      December 31,     December 31,      July 31,      December 31,    December 31,
                                         2001             2000             1999            1999            1998
                                     ------------------------------------------------------------------------------
CAPITAL EXPENDITURES(1)                                                       (In thousands)
Condor .........................        $  578          $  270           $  203            $151          $  136
Teal ...........................            11             122              235             121             158
SL-MTI .........................           196             280              760              52             659
EME ............................           632             398              340             128             130
RFL ............................           195             434              151             297              --
Surf Tech ......................           671             958              163              98             117
Other including Corporate Office            59             101               49               2              47
                                     ------------------------------------------------------------------------------
Consolidated ...................        $2,342          $2,563           $1,901            $849          $1,247
                                     ==============================================================================


(1) Excludes assets acquired in business combinations.



                                      F27

                                     Twelve Months   Twelve Months   Twelve Months    Five Months     Five Months
                                        Ended            Ended          Ended            Ended           Ended
                                      December 31,    December 31,     July 31,       December 31,    December 31,
                                         2001             2000           1999             1999           1998
                                     -----------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION                                      (In thousands)
Condor .........................        $1,745          $1,581          $  679          $  626             394
Teal ...........................           762             836             873             369             372
SL-MTI .........................           395             403             378             173             163
EME ............................           418             394             570             184             207
RFL ............................           795             770             169             328              --
Surf Tech ......................           386             301             252             106             110
Other including Corporate Office            86              94             171              44              --
                                     -----------------------------------------------------------------------------
Consolidated ...................        $4,587          $4,379          $3,092          $1,830          $1,246
                                     =============================================================================


Financial information relating to the Company's segments by geographic area as follows:

                          Twelve         Twelve          Twelve         Five           Five
                          Months         Months          Months         Months         Months
                          Ended          Ended           Ended          Ended          Ended
                       December 31,    December 31,     July 31,      December 31,   December 31,
                           2001           2000            1999           1999           1998
                       --------------------------------------------------------------------------
NET SALES(1)                                          (In thousands)
United States ...        $100,796        $113,731        $64,895        $46,354        $23,314
Germany .........          20,762          17,856         14,917          6,378          7,019
Other Foreign ...          16,909          16,818          8,882          6,300          2,476
                       --------------------------------------------------------------------------
Consolidated ....        $138,467        $148,405        $88,694        $59,032        $32,809
                       ==========================================================================
LONG-LIVED ASSETS
United States ...        $ 22,407        $ 28,961        $30,529        $28,146        $12,854
Germany .........           9,407           9,215          9,639          9,454         10,034
Other Foreign ...           1,814           2,375          1,570          2,688            417
                       --------------------------------------------------------------------------
Consolidated ....        $ 33,628        $ 40,551        $41,738        $40,288        $23,305
                       ==========================================================================


(1) Net sales are attributed to countries based on location of customer.


NOTE 15. FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Maryland, the Company manufactures substantial quantities of products in leased premises located in Mexicali and Matamoros, Mexico; Ingolstadt, Germany; and Paks, Hungary. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties. During the year ended December 31, 2001, the Company manufactured products in two additional facilities in Mexico. The Condor plant in Reynosa, Mexico was closed in March 2002, and the SLW Holdings plant in Nogales, Mexico was sold in September 2001.

Generally, the Company's sales are priced in United States dollars and German marks (European Union euros effective January 1, 2002), and its costs and expenses are priced in United States dollars, Mexican pesos, German marks (European Union euros effective January 1, 2002), and Hungarian forints. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Foreign sales comprised 27%, 23% and 27% of sales for the years ended December 31, 2001 and December 31, 2000, and fiscal year


                                      F28
ended July 31, 1999, respectively. Foreign sales comprised 21% and 29% of sales for the five months ended December 31, 1999 and 1998, respectively. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Mexican peso, German mark (European Union euro effective January 1, 2002), and Hungarian forint. As of December 31, 2001, the Company had net liabilities of $241,000 subject to fluctuations in the value of the Mexican peso, net assets of $4,578,000 subject to fluctuations in the value of the German mark, and net assets of $507,000 subject to fluctuations in the value of the Hungarian forint. Fluctuations in the value of the Mexican peso, German mark, and Hungarian forint have not been significant in 2000 and 2001. However, there can be no assurance that the value of the Mexican peso, European Union euro, or Hungarian forint will continue to remain stable.

EME manufactures all of its products in Germany or Hungary and incurs its costs in German marks (European Union euros effective January 1, 2002) or Hungarian forints. EME's sales are priced in German marks (European Union euros effective January 1, 2002) and United States dollars. Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. SL-MTI manufactures an increasing amount of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Both Condor and SL-MTI price their sales in United States dollars. EME maintains its books and records in German marks (European Union euros effective January 1, 2002), and its Hungarian subsidiary maintains its books and records in Hungarian forints. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos.

NOTE 16. RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

The Company recorded restructuring, impairment charges, and inventory write-downs during the year ended December 31, 2001 summarized as follows:

                                                                  Impairment      Inventory
                                                Restructuring         of            Write-
                                                   Costs         Intangibles        downs
                                                -------------------------------------------
                                                               (In thousands)
Condor - intangible asset impairment ....          $   --          $4,145          $   --
Condor - workforce reduction and other ..           3,683              --              --
Condor - inventory write-off ............              --              --           2,890
Surf Tech - intangible asset impairment .              --             125              --
Surf Tech - fixed asset write-offs ......             125              --              --
Surf Tech - workforce reduction and other              60              --              --
Surf Tech - inventory write-off .........              --              --              50
                                                -------------------------------------------
   Total restructuring and impairment
   charges ..............................          $3,868          $4,270          $2,940
                                                ===========================================


The Condor restructuring charge relates to the closure of its facility in Reynosa, Mexico. The workforce reduction charges are primarily for severance costs and are discussed more fully below.

During 2001, the Company implemented a plan to restructure certain of its operations as a result of a significant reduction in the demand for products by telecommunications equipment


                                      F29
manufacturers. The sharp decrease in orders for telecommunications-related products occurred abruptly in the first quarter and continued to the end of 2001. As a result, the Company needed to reduce its fixed costs and manufacturing capacity in line with substantially lower sales forecasts.

The restructuring plan was designed to address these requirements in a deliberate manner that would not overburden the Company's personnel and monetary resources. It consisted of the following actions:

         1) the closure of Condor's engineering and sales support facility in Brentwood, New York;
         2) the closure of Condor's manufacturing facility in Reynosa, Mexico; and
         3) the substantial reduction in employees and staff at Condor's continuing manufacturing facilities in Mexicali, Mexico and headquarters in Oxnard, California.

The charge for facility closures relates primarily to the write-off of equipment and other fixed assets to be disposed of or abandoned. A portion of the charge represents the Company's estimate of the future lease commitments and buyout options for closed facilities. The Company anticipates that such facilities will be closed and assets will be disposed of by the end of the second quarter of 2002. Lease payments for the closed facilities extend into 2003.

The restructuring plan included the termination of approximately 828 employees, and payment of related severance benefits. Approximately 810 employees have been terminated as of December 31, 2001. The remaining terminations and associated termination payments are expected to be effected in the first quarter of 2002.

As of December 31, 2001, approximately $1,163,000 of the restructuring costs is included as a component of other accrued liabilities in the accompanying consolidated balance sheet.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      Three Months       Three Months        Three Months           Three Months
                                                         Ended              Ended                Ended                  Ended
                                                     March 31, 2001     June 30, 2001      September 30, 2001     December 31, 2001
                                                     ------------------------------------------------------------------------------
                                                                           (In thousands, except per share data)
TWELVE MONTHS ENDED DECEMBER 31, 2001
Net sales (a) .................................          $37,582           $32,479               $33,968               $34,438
Gross margin (b) ..............................          $12,294           $ 7,102               $11,347               $11,321
Income (loss) from continuing operations before
income taxes (c) ..............................          $ 1,359           $(4,734)              $(1,489)              $(6,011)
Net income (loss) (d) .........................          $   479           $(5,312)              $(2,710)              $(3,107)
Diluted net income per common share ...........          $  0.08           $ (0.93)              $ (0.47)              $ (0.54)

(a) Excludes net sales from discontinued
    operations of .............................          $ 6,145           $ 2,913               $ 1,258               $    --
(b) Excludes gross margin from discontinued
    operations of .............................          $   589           $   393               $  (338)              $    --
(c) Excludes income (losses) before income
    taxes from discontinued operations of .....          $  (500)          $(1,063)              $(5,461)              $ 1,884
(d) Includes income (losses) from
    discontinued operations net of
    tax .......................................          $   (32)          $(2,586)              $(1,626)              $   297



                                      F30

                                                   ----------------------------------------------------------------------------
                                                    Three Months     Three Months          Three Months         Three Months
                                                        Ended            Ended                Ended                 Ended
                                                   March 31, 2000    June 30, 2000      September 30, 2000    December 31, 2000
                                                   ----------------------------------------------------------------------------
                                                                            (In thousands, except per share data)
TWELVE MONTHS ENDED DECEMBER 31, 2000

Net sales (e) ..................................       $37,409           $39,098               $36,260             $35,638
Gross margin (f) ...............................       $13,862           $13,985               $11,111             $12,152
Income from continuing operations
        before income taxes (g) ................       $ 2,648           $ 2,899               $ 2,390             $ 2,128
Net income (loss)(h) ...........................       $   548           $   796               $   729             $  (373)
Diluted net income per common share ............       $  0.09           $  0.14               $  0.13             $ (0.07)

(e) Excludes net sales from discontinued
    operations of ..............................       $ 6,128           $ 5,046               $ 4,582             $ 3,585
(f) Excludes gross margin from discontinued
    operations of ..............................       $ 1,201           $   977               $   325             $  (430)
(g) Excludes (losses) before income taxes
    from discontinued operations of ............       $(1,567)          $(1,546)              $(1,763)            $(2,902)
(h) Includes (losses) from discontinued
    operations net of tax ......................       $(1,007)          $  (996)              $(1,119)            $(1,601)




                                      F31

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


---------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                          ---------
                                                  Balance at    Charged to      Charged
                                                  Beginning     Costs and       to Other                       Balance at End of
Description                                       of Period      Expenses       Accounts        Deductions          Period
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
TWELVE MONTHS ENDED DECEMBER 31, 2001
Allowance for:
  Doubtful accounts ............................     $560          $469          $ --             $461(b)            $568

TWELVE MONTHS ENDED DECEMBER 31, 2000
Allowance for:
  Doubtful accounts ............................     $416          $389          $ 40(a)          $285(b)            $560

TWELVE MONTHS ENDED JULY 31, 1999
 Allowance for:
  Doubtful accounts ............................     $233          $ 40          $142(a)          $ 35(b)            $380

FIVE MONTHS ENDED DECEMBER 31, 1999
Allowance for:
  Doubtful accounts ............................     $380          $ 10          $ 58(a)          $ 32(b)            $416

FIVE MONTHS ENDED DECEMBER 31, 1998 (Unaudited)
Allowance for:
  Doubtful accounts ............................     $233          $ 13          $ 32(a)          $  0(b)            $278


(a)  Due to reclassifications.
(b)  Accounts receivable written off, net of recoveries.


                                      F32

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #                               Description

3.1             Articles of Incorporation. Restated Articles of Incorporation.
                Incorporated by reference to Exhibit 3.1 to the Registrant's report on Form 10-K for the fiscal year ended December 31, 2000.

3.2             By-Laws. Restated By-Laws. Incorporated by reference to Exhibit
                3.2 to the Registrant's report on Form 10-K for the fiscal year ended December 31, 2000.

10.1 Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8 dated November 9, 1990.

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

--------------------------------------------------------------------------------

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

10.24 Amendment No. 1 to Non-Qualified Stock Option Agreement dated September 25, 1991 is incorporated herein by reference to
                Exhibit 4.5 to Registration Statement on Form S-8/A (No. 33-53274) filed with the Securities and Exchange Commission on June 18, 1996.

10.25 Non-Qualified Stock Option Agreement Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-65445 filed December 28, 1995.

10.26 Severance Pay Agreement with James D. Klemashevich. Incorporated by

--------------------------------------------------------------------------------
                reference to Exhibit 10.26 to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1997.

10.27 Severance Pay Agreement with David R. Nuzzo. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 10-K for the fiscal year ended July 31, 1998.

10.28 Severance Pay Agreement with Jacob Cherian Jr. Incorporated by reference to Exhibit 10.28 to the Registrant's report on Form 10-K for the fiscal year ended December 31, 2000.

10.29 Waiver and Amendment No. 1 to $40,000,000 Revolving Credit Facility for SL Industries, Inc., Agented by Mellon Bank N.A. Incorporated by reference to Exhibit 10 to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2001.

10.30 Change in Control Agreement between the Registrant and Mr. Owen Farren. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 10-Q for the quarterly period ended June 30, 2001.

10.31           Change in Control Agreement between the Registrant and Mr. David
                R. Nuzzo. Incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarterly period ended June 30, 2001.

10.32 Change in Control Agreement between the Registrant and Mr. Jacob Cherian. Incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 10-Q for the quarterly period ended June 30, 2001.

10.33 Amended Change in Control Agreement between the Registrant and Mr. Owen Farren. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 10-Q for the quarterly period ended September 30, 2001.

10.34 Amended Change in Control Agreement between the Registrant and Mr. David R. Nuzzo. Incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarterly period ended September 30, 2001.

10.35 Amended Change in Control Agreement between the Registrant and Mr. Jacob Cherian. Incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 10-Q for the quarterly period ended September 30, 2001.

10.36 Form of Amended and Restated Credit Agreement dated as of December 13, 2001 among SL Industries, Inc., Mellon Bank N.A., as Agent, and certain other persons. Incorporated by reference to Exhibit 10 to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2001.

21              Subsidiaries of the Registrant (transmitted herewith)

23              Consent of Independent Accountants (transmitted herewith)

99.1 Executive Change in Control Rabbi Trust Agreement dated January 18, 2002. Incorporated by reference to Exhibit 99 to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2002.

99.2 Letter to the Securities and Exchange Commission from SL Industries, Inc. pursuant to SEC Release No. 33-8070, dated March 18, 2002 (transmitted herewith).

--------------------------------------------------------------------------------
                                    Page 54