Form 10-Q
period 2002-03-31
SL INDUSTRIES INC
filed 2002-05-20
CIK 89270

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]


The number of shares of common stock outstanding as of May 15, 2002 was 5,906,125.

                                TABLE OF CONTENTS

                                                                PAGE
                                                                ---
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001............  1
           Consolidated Statements of Operations
               Three Months Ended March 31, 2002 and 2001......  2
           Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2002 and 2001.....  3

           Notes to Consolidated Financial Statements..........  4

Item 2 Management's Discussion and Analysis of Financial
                Condition and Results of Operations............ 13

PART II.  OTHER INFORMATION.................................... 18

SIGNATURES..................................................... 21

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                              2002            2001
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $  5,518,000    $  6,577,000
   Receivables, net ....................................................     23,870,000      36,041,000
   Inventories .........................................................     20,211,000      20,497,000
   Prepaid expenses ....................................................        889,000         815,000
   Deferred income taxes ...............................................      5,863,000       6,300,000
                                                                           ------------    ------------
       Total current assets ............................................     56,351,000      70,230,000
Property, plant and equipment, less accumulated depreciation
  of $19,544,000 and $18,941,000, respectively .........................     18,350,000      18,829,000
Deferred income taxes ..................................................      2,139,000       2,014,000
Cash surrender value of life insurance policies ........................        866,000       1,323,000
Intangible assets, less accumulated amortization
  of $6,118,000 and $6,017,000, respectively ...........................     14,699,000      14,799,000
Other assets ...........................................................        473,000         563,000
                                                                           ------------    ------------
        Total assets ...................................................   $ 92,878,000    $107,758,000
                                                                           ------------    ------------

LIABILITIES
Current liabilities:

   Short-term bank debt ................................................   $  1,337,000    $  1,367,000
   Long-term debt due within one year ..................................     26,303,000      35,829,000
   Accounts payable ....................................................      6,011,000       8,149,000
   Accrued income taxes ................................................      1,866,000       2,019,000
   Accrued liabilities:
     Payroll and related costs .........................................      5,729,000       7,609,000
     Other .............................................................     10,432,000      11,781,000
                                                                           ------------    ------------
        Total current liabilities ......................................     51,678,000      66,754,000
Long-term debt less portion due within one year ........................        966,000       1,009,000
Deferred compensation and supplemental retirement benefits .............      4,193,000       4,268,000
Other liabilities ......................................................      2,467,000       2,523,000
                                                                           ------------    ------------
        Total liabilities ..............................................     59,304,000      74,554,000
                                                                           ------------    ------------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued             --              --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares .............................................      1,660,000       1,660,000
Capital in excess of par value .........................................     38,853,000      39,025,000
Retained earnings ......................................................      8,520,000       8,897,000
Accumulated other comprehensive income (loss) ..........................          8,000          (5,000)
Treasury stock at cost, 2,437,000 and 2,587,000 shares, respectively ...    (15,467,000)    (16,373,000)
                                                                           ------------    ------------
        Total shareholders' equity .....................................     33,574,000      33,204,000
                                                                           ------------    ------------
        Total liabilities and shareholders' equity .....................   $ 92,878,000    $107,758,000
                                                                           ------------    ------------

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three-Months Ended
                                                                        March 31,
                                                                  2002             2001
                                                               -----------     -----------
                                                                         (Unaudited)
Net sales ..................................................   $32,947,000     $37,582,000
                                                               -----------     -----------
Cost and expenses:
  Cost of products sold ....................................    21,333,000      25,288,000
  Engineering and product development ......................     2,216,000       2,328,000
  Selling, general and administrative ......................     7,286,000       6,830,000
  Depreciation and amortization ............................       874,000       1,146,000
  Special charges ..........................................     1,825,000              --
  Restructuring costs ......................................       225,000              --
                                                               -----------     -----------
Total cost and expenses ....................................    33,759,000      35,592,000
                                                               -----------     -----------
Operating income (loss) from continuing operations .........      (812,000)      1,990,000
                                                               -----------     -----------
Other income (expense):
  Interest income ..........................................        78,000          72,000
  Interest expense .........................................      (554,000)       (703,000)
                                                               -----------     -----------
Income (loss) from continuing operations before income taxes    (1,288,000)      1,359,000
Income tax provision (benefit) .............................      (599,000)        848,000
                                                               -----------     -----------
Net income (loss) from continuing operations ...............      (689,000)        511,000
Income (loss) from discontinued operations (net of tax) ....       313,000         (32,000)
                                                               -----------     -----------
Net income (loss) ..........................................   $  (376,000)    $   479,000
                                                               ===========     ===========
Basic net income (loss) per common share ...................
    Income (loss) from continuing operations ...............   $     (0.12)    $      0.09
    Income (loss) from discontinued operations (net of tax)           0.05           (0.01)
                                                               -----------     -----------
    Net income (loss)  .....................................   $     (0.07)    $      0.08
                                                               ===========     ===========
Diluted net income (loss) per common share
    Income (loss) from continuing operations ...............   $     (0.12)    $      0.09
    Income (loss) from discontinued operations (net of tax)           0.05           (0.01)
                                                               -----------     -----------
    Net income (loss) ......................................   $     (0.07)    $      0.08
                                                               ===========     ===========
Shares used in computing basic net income (loss)
  per common share .........................................     5,783,000       5,675,000
Shares used in computing diluted net income (loss)
  per common share .........................................     5,783,000       5,818,000


                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                    Three-Months Ended
                                                                         March 31,
                                                                    2002         2001
                                                                  ---------    --------
                                                                        (Unaudited)
Net income (loss) .....................................         $(376,000)     $   479,000
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes            13,000          (69,000)
                                                                ---------         --------
Comprehensive income (loss) ...........................         $(363,000)     $   410,000
                                                                =========         ========


See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Three-Months Ended
                                                                                                           March 31,
                                                                                                    2002           2001
                                                                                               ------------     -----------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations .............................................   $   (689,000)    $   511,000
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
     Depreciation ..........................................................................        710,000         760,000
     Amortization ..........................................................................        164,000         386,000
     Restructuring costs ...................................................................        225,000              --
     Provisions for losses on accounts receivable ..........................................         12,000         (17,000)
     Deletions (additions) to other assets .................................................         62,000         (68,000)
     Cash surrender value of life insurance premiums .......................................         (9,000)       (343,000)
     Deferred compensation and supplemental retirement benefits ............................        106,000         161,000
     Deferred compensation and supplemental retirement benefit payments ....................     (1,696,000)       (151,000)
     Decrease in deferred income taxes .....................................................        843,000         617,000
     Gain on sale of equipment .............................................................         (9,000)             --
     Changes in operating assets and liabilities, excluding effects of business disposition:
       Accounts receivable .................................................................      1,873,000      (4,439,000)
       Inventories .........................................................................        197,000      (1,730,000)
       Prepaid expenses ....................................................................        (76,000)       (183,000)
       Accounts payable ....................................................................     (1,891,000)     (3,616,000)
       Other accrued liabilities ...........................................................     (2,715,000)        (57,000)
       Accrued income taxes ................................................................        319,000       2,315,000
                                                                                               ------------     -----------
NET CASH USED IN  OPERATING ACTIVITIES .....................................................     (2,574,000)     (5,854,000)
                                                                                               ------------     -----------

INVESTING ACTIVITIES:
  Investment in Kreiss Johnson .............................................................             --          24,000
  Proceeds from sales of equipment .........................................................          9,000              --
  Purchases of property, plant and equipment ...............................................       (312,000)       (932,000)
  Proceeds from cash surrender life insurance policies .....................................     10,676,000              --
                                                                                               ------------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................................     10,373,000        (908,000)
                                                                                               ------------     -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt .............................................................      8,400,000      10,103,000
  Payments on long-term debt ...............................................................    (18,045,000)     (5,044,000)
  Proceeds from stock options exercised ....................................................        436,000         414,000
  Treasury stock (acquired) sold ...........................................................        298,000          (9,000)
                                                                                               ------------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................................     (8,911,000)      5,464,000
                                                                                               ------------     -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS ...............................................         53,000         213,000
                                                                                               ------------     -----------
Effect of exchange rate changes on cash ....................................................             --        (104,000)
                                                                                               ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................     (1,059,000)     (1,189,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................      6,577,000       1,189,000
                                                                                               ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $  5,518,000     $        --
                                                                                               ============     ===========


Supplemental disclosures of cash flow information: Cash paid during the year for:

    Interest ...............................................................................       $579,000        $739,000
    Income taxes ...........................................................................       $158,000        $232,000

See accompanying notes to consolidated financial statements

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The statements of operations and cash flows for the first quarter of 2001 have been restated to reflect the effect of discontinued operations.

LIQUIDITY AND GOING CONCERN: The Company is party to a Second Amended and Restated Credit Agreement, dated December 13, 2001, as amended (the "Revolving Credit Facility"), that allows the Company to borrow for working capital and other purposes. The Revolving Credit Facility contains certain financial and non-financial covenants, including requirements for certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined therein, on a quarterly basis. As of December 31, 2001, the Company was in violation of the net income covenant for the fourth quarter of 2001, and as of March 31, 2002, the Company was in violation of the net income covenant for the first quarter of 2002. In addition, on March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002.

As a result of these covenant violations, the lender has all of the rights and remedies available under the Revolving Credit Facility, including the ability to demand immediate repayment of the outstanding balance. Management is negotiating a waiver of default and amendments to the violated financial covenants, so that the Company will be in full compliance with the Revolving Credit Facility. There can be no assurance that the lender will not demand immediate repayment of the outstanding balance under the Revolving Credit Facility or that the Company will be able to obtain waivers of default or amend the required financial covenants.

The Company is currently seeking to refinance the Revolving Credit Facility. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by October 31, 2002. There can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to October 31, 2002 or that the Revolving Credit Facility will be refinanced successfully. For more information regarding the Revolving Credit Facility, see Note 6, as well as "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Quarterly Report on Form 10-Q.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. RECEIVABLES

Receivables at March 31, 2002 and December 31, 2001 consisted of the following:

                                                 March 31,   December 31,
                                                   2002        2001
                                                 --------    ------------
                                                     (in thousands)
Trade receivables .....................          $19,597     $20,189
Less allowances for doubtful accounts .             (360)       (568)
                                                  -------     -------
                                                   19,237      19,621
Receivables for life insurance policies
surrendered ...........................                --      10,229
Recoverable income taxes ..............             4,415       4,355
Other .................................               218       1,836
                                                  -------     -------
                                                  $23,870     $36,041
                                                  =======     =======



3. INVENTORIES

Inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                                 March 31,  December 31,
                                                   2002        2001
                                                 ---------  ------------
                                                     (in thousands)
Raw materials .................................   $15,398     $15,341
Work in process ...............................     6,557       5,261
Finished goods ................................     1,582       3,401
                                                  -------     -------
                                                   23,537      24,003
Less allowances ...............................    (3,326)     (3,506)
                                                  -------     -------
                                                  $20,211     $20,497
                                                  =======     =======


4. INCOME (LOSS) PER SHARE

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

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                          Three Months Ended March 31,
                                      2002                           2001
                            -------------------------      --------------------------
                                     (in thousands, except per share amounts)

                             Net             Per Share       Net            Per Share
                            (Loss)   Shares    Amount       Income  Shares   Amount
                            ------   ------   --------      ------  ------  ---------
Basic net income (loss)
per common share            $(376)   5,783     $(0.07)       $479   5,675      $.08
Effect of dilutive
securities                     --       --         --          --     143        --
Diluted net income (loss)
                            ------   ------    -------       -----  -----      ----
per common share            $(376)   5,783     $(0.07)       $479   5,818      $.08
                            ======   ======    =======       =====  =====      ====

For the three-month period ended March 31, 2002, common stock options of 657,279 were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month periods ended March 31, 2002 and March 31, 2001, common stock options of 1,394,431 and 173,486, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. This statement is effective for the Company's 2002 fiscal year. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and will implement the remaining provisions during 2002. The Company will conduct its initial test for impairment in the second quarter of 2002. Thereafter, the Company anticipates testing for impairment after the annual forecasting process is completed or as impairment indicators arise.

The following table reflects the adjustment to exclude goodwill amortization expense (including related tax effects) recognized in the prior period as presented (in thousands, except per share amounts):

                                   Three Months Ended March 31,
                                       2002        2001
                                      --------   -------
Reported net income (loss)              $(376)     $ 479
Add back goodwill amortization             --         83
                                      --------   -------
   Adjusted net income (loss)           $(376)     $ 562
                                      ========   =======

Income (loss) per share - basic
   Reported net income (loss)           $(0.07)    $0.08
   Goodwill amortization                   --       0.02
                                      --------   -------
    Adjusted net income (loss)          $(0.07)    $0.10
                                      ========   =======

Income (loss) per share - diluted
   Reported net income (loss)           $(0.07)    $0.08
   Goodwill amortization                   --       0.02
                                      --------   -------
   Adjusted net income  (loss)          $(0.07)    $0.10
                                      ========   =======

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company's 2002 fiscal year. Effective January 1, 2002, the Company adopted this Statement, which did not have an impact on its consolidated financial position or results of operations.

6.  DEBT

Debt consists of the following:

                                   March 31,  December 31,
                                     2002        2001
                                   ---------  ------------
                                       (in thousands)
Short-term bank debt               $  1,337     $  1,367
                                   --------     --------


Revolving lines of credit          $ 26,189     $ 35,689
Mortgages payable                     1,080        1,149
                                   --------     --------
                                     27,269       36,838
Less portion due within one year    (26,303)     (35,829)
                                   --------     --------
Long-term bank debt                $    966     $  1,009
                                   ========     ========

Under the terms of the Revolving Credit Facility, the Company can borrow for working capital and other purposes at the prime interest rate plus two percent. Borrowings are collateralized by substantially all of the Company's assets. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain financial and non-financial covenants, the most restrictive of which require certain levels of quarterly net income and a quarterly minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent to the sum of operating rent, capital expenditures and interest charges. In addition, the Company is prohibited from paying dividends. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a fee of approximately $780,000 in the event that the facility is not retired on or before October 31, 2002.

As of March 31, 2002, outstanding borrowings under the Company's Revolving Credit Facility were $26,189,000. There were no available borrowings under the Company's Revolving Credit Facility as of March 31, 2002. During the first quarter of 2002, $9,500,000 was paid against the Revolving Credit Facility.

The Company is currently in default related to certain financial and other covenants under the Revolving Credit Facility (See Note 1).

7.   ACCRUED LIABILITIES OTHER

Accrued liabilities other at March 31, 2002 and December 31, 2001 consisted of the following:

                                   March 31,  December 31,
                                    2002        2001
                                   ---------  ------------
                                     (in thousands)
Taxes other than income..........  $   882     $   902
Insurance .......................      500         479
Advertising and promotions.......       64          79
Interest ........................      255         280
Commissions .....................      692         543
Royalties .......................       66          64
Professional fees ...............      851       1,389
Reserves for fees and services...    1,431       1,374
Deferred revenue.................    3,552       3,760
Other ...........................    2,139       2,911
                                   -------     -------
                                   $10,432     $11,781
                                   =======     =======


Included in the above accruals is a restructuring reserve of $594,000 at March 31, 2002 and $1,163,000 at December 31, 2001. During the first quarter of 2002, $569,000 was charged against the reserve, all of which were cash items. The reserve was established during the year ended December 31, 2001 primarily in response to a significant reduction in the demand for products by telecommunication equipment manufacturers.

8. COMMITMENTS AND CONTINGENCIES

LITIGATION: In the ordinary course of business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state, and local governmental laws and regulations and is also party to certain legal actions. It is management's opinion that the impact of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company's subsidiary, SL Montevideo Technology, Inc. (SL-MTI), is currently defending a cause of action, brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC, alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The high precision motor was developed for use in an aircraft actuation system intended for use by Vickers Corporation. The complaint seeks compensatory damages of approximately $3,900,000. The Company believes it has strong defenses to these claims and intends to defend them vigorously. Trial is currently scheduled for June 10, 2002.

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firm to date, management has provided an estimated accrual for all known costs believed to be probable. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In the fourth quarter of fiscal year 1990, the Company made a provision of $3,500,000 to cover various environmental costs for six locations, based upon estimates prepared at that time by an independent engineering consulting firm. In fiscal 1991, 1996 and 1999, based upon estimates, the Company made additional provisions of $480,000, $900,000 and $375,000, respectively. The fiscal 1996 provision was necessary since, during the latter part of fiscal 1995, the New Jersey Department of Environmental Protection required the Company to begin additional investigation of the extent of off-site contamination at its former facility in Wayne, New Jersey, where remediation had been underway. Based on the results of that investigation, which were received in fiscal 1996, the Company determined that additional remediation costs of approximately $1,000,000 were probable.

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

The Company is the subject of various other lawsuits and actions relating to environmental issues, including administrative action in connection with Surf Tech's Pennsauken facility, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection. The Company believes that it has a significant defense against all or any part of the claim and that any material impact is unlikely.

In May 2000, the Company discovered evidence of possible soil contamination at its facility in Auburn, New York. The New York State Department of Environmental Conservation had been contacted and investigated the site. On April 9, 2002, the New York State Department of Environmental Conservation issued a statement that no remediation is necessary at this time.

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

The Company is investigating a ground water contamination with respect to its property in Camden, New Jersey. While a final determination of the extent of the contamination has not been made, the Company has been informed that the cost to remediate the property should not exceed $500,000. The Company recorded a provision for this amount during the three months ended March 31, 2002.

As of March 31, 2002 and December 31, 2001, the remaining environmental accrual was $810,000 and $290,000, respectively.

EMPLOYMENT AGREEMENTS: The Company entered into severance agreements with certain key employees in 2001 and in prior years, that provide for one-time payments in the event of a change of control, as defined, if the employee is terminated within 12 months of the change. These payments range from 3 to 24 months of the employee's base salary as of the termination date, as defined. All senior divisional management teams are continuing in their positions.

9.  SPECIAL CHARGES

In 2001, the Company entered into change-of-control agreements with certain officers of the Company. On January 22, 2002, the Company held its annual meeting of shareholders for 2001. At the annual meeting, all eight members of the Board of Directors stood for re-election. In addition, five nominees from a committee comprised of representatives of two institutional shareholders (such committee, the "RORID Committee") stood for election to the Board of Directors. Upon the certification of the election results on January 24, 2002, the five nominees of the RORID Committee were elected and three incumbent directors were re-elected. Following the election of the five new directors, the Company made payments (which included related benefits) to such officers under these change-of-control agreements totaling approximately $1,631,000 in the first quarter of 2002 and incurred additional proxy and legal costs of approximately $194,000.

10. NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

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

11. SEGMENT INFORMATION

Under the disclosure requirements of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company classifies its operations into the following six operating business units: Condor D.C. Power Supplies, Inc. ("Condor") produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal Electronics Corporation ("Teal") is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL Montevideo Technology, Inc. ("SL-MTI") is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. Elektro-Metall Export GmbH ("EME") is a leader in electromechanical actuation systems, power drive units, and complex wire harness systems for use in the aerospace and automobile industries. RFL Electronics Inc. ("RFL") designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL provides customer service and maintenance for all electric utility equipment protection systems. SL Surface Technologies, Inc. ("Surf Tech") produces industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The "Other" segment includes corporate related items not allocated to reportable segments and the results of insignificant operations. The Company's reportable business units are managed separately because each offers different products and services and requires different marketing strategies.

The unaudited comparative results for the three-month periods are as follows:

                                        Three Months Ended
                                            March 31, *
                                         2002       2001
                                        -------    -------
                                         (in thousands)
Net sales from continuing operations:
Condor                                  $ 7,740    $15,931
Teal                                      4,704      3,478
SL-MTI                                    5,709      4,079
EME                                       5,414      7,210
RFL                                       8,766      6,077
Surf Tech                                   614        807
Other                                        --         --
                                        -------    -------
Consolidated                            $32,947    $37,582
                                        =======    =======


                                        Three Months Ended
                                            March 31, *
                                         2002      2001
                                        -------    -------
                                          (in thousands)
Operating income (loss) from
continuing operations:
Condor                                  $   261    $   733
Teal                                        469        530
SL-MTI                                      504        359
EME                                         334      1,119
RFL                                       1,338        619
Surf Tech                                  (307)         7
Other                                    (3,411)    (1,377)
                                        -------    -------
Consolidated                            $  (812)   $ 1,990
                                        =======    =======


*Reclassified for comparative purposes

Included in "Other" for the three months ended March 31, 2002 were special charges of $1,825,000 related to change-of-control and proxy costs (see Note 9), a $500,000 addition to the reserve for environmental matters, professional fees of $300,000, and other expenses not allocated to the reportable business units.

                                        March 31, December 31,
                                          2002       2001
                                        --------- ------------
                                            (in thousands)
Identifiable assets:
Condor                                  $19,363    $ 20,740
Teal                                     10,357       9,834
SL-MTI                                   10,447      11,637
EME                                      22,750      23,524
RFL                                      16,665      17,445
Surf Tech                                 3,565       3,929
Other                                     9,731      20,649
                                        -------    --------
Consolidated                            $92,878    $107,758
                                        =======    ========

12. DISCONTINUED OPERATIONS

In July 2001, the Board of Directors authorized the disposition of the Company's SL Waber, Inc. ("SL Waber") subsidiary. Effective August 27, 2001, substantially all of the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. were sold. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of the SL Waber subsidiary to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. During the three months ended March 31, 2002, the Company, based upon a review of liabilities, reduced the accrual for the liabilities (excluding accrued income taxes) related to SLW Holdings by $450,000. As of March 31, 2002, the Company had $1,000,000 accrued for remaining liabilities (excluding accrued income taxes) related to SLW Holdings, compared to $1,519,000 at December 31, 2001.

13. SALE OF BUSINESS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under the Revolving Credit Facility, as such term is defined in Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2002, the net cash used in operating activities was $2.6 million, as compared to $5.9 million during the three months ended March 31, 2001. The decrease, as compared to the same quarter in the prior year, resulted primarily from significant reductions in inventory and collections of receivables, partially offset by the reductions in accrued liabilities and the pay down of accounts payable. The Company is currently not permitted to borrow any additional amounts under the Revolving Credit Facility.

During the three months ended March 31, 2002, the net cash provided by investing activities was $10.4 million. This was primarily related to the proceeds from life insurance policies of $10.7 million received during the quarter. In the prior year quarter, the Company used $0.9 million, principally related to the purchase of equipment.

During the three months ended March 31, 2002, the net cash used by financing activities was $8.9 million, primarily related to the pay down of the Revolving Credit Facility in the net amount of $9.5 million. In the prior year, financing activities provided cash of $5.5 million principally due to net borrowings from the Revolving Credit Facility.

As of March 31, 2002, the Company had principal debt outstanding of $26.2 million under the Revolving Credit Facility, as compared to $35.7 million at December 31, 2001. The Revolving Credit Facility provides for the Company to borrow up to $25.5 million, subject to commitment fees, but not compensating balances. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain levels of quarterly net income and a minimum fixed charge covering ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, to the sum of operating rent, capital expenditures and interest charges. The Company is also prohibited from paying dividends under the Revolving Credit Facility.

The Company is currently seeking to refinance the Revolving Credit Facility. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by October 31, 2002. There can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to October 31, 2002 or that the Revolving Credit Facility will be refinanced successfully.

See Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company's default of certain financial covenants under the Revolving Credit Facility.

The Company's German subsidiary, EME, also has $4,024,000 in lines of credit with its banks in Germany that expire at various times during 2002. Under the terms of its lines of credit, EME can borrow for any purpose at interest rates ranging from 7.125% to 8.25%. No financial covenants are required.

The Company's current ratio was 1.1 to 1 at both March 31, 2002 and December 31, 2001. This ratio was maintained for the quarter ended March 31, 2002, primarily due to the receipt of life insurance proceeds of $10,676,000 used to pay down current debt, principally the Revolving Credit Facility, which has been classified as current debt. If the borrowings under the Revolving Credit Facility were not classified as a current liability, the current ratio would have been 2.2 to 1 at March 31, 2002 and 2.3 to 1 at December 31, 2001.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 46% at March 31, 2002 and 54% at December 31, 2001. During the quarter, total borrowings decreased by $9,599,000.

Capital expenditures of $312,000 made during the first quarter of 2002 primarily included improvements in process technology. During the remaining quarters of 2002, the Company plans to spend approximately $2,800,000 in capital expenditures. This amount is subject to change depending on certain market conditions within the Company's business segments and availability of financing.

The Company has been able to generate adequate amounts of cash to meet its operating needs. During the first quarter of 2002, the Company experienced negative cash flows at Condor and Surf Tech. Condor's cash flow was negatively impacted by payments made against its restructuring reserve ($516,000) and deferred compensation payments ($1,200,000). Without these cash payments, Condor would have been cash flow positive. Surf Tech's negative cash flow was $246,000. All other continuing business segments showed significant increases in cash flows as compared to the prior year quarter.

With the exception of Surf Tech and the segment reported as "Other" (which consists primarily of corporate office expenses), all of the Company's operating segments were profitable at the operating level in the quarter ended March 31, 2002. Surf Tech's operating loss was ($307,000). Surf Tech is facing historically low demand in its marketplace and its operations have been consolidated into one facility. Included in "Other" are special charges for the three months ended March 31, 2002 of $1,825,0000 related to the change-of-control and proxy costs (see Note 9). Also in "Other" are a $500,000 addition to the reserve for environmental matters, professional fees of $300,000, and other expenses not allocated to the reportable business units.

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that projected cash from operations, expected tax refunds from the United States and Germany, and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

EUROPEAN MONETARY UNIT ("EURO")

In 1999, most member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the European Union's new currency, the euro. This conversion permitted transactions to be conducted in either the euro or the participating countries' national currencies. By February 28, 2002, all member countries were expected to have permanently withdrawn their national currencies as legal tender and replaced their currencies with euro notes and coins.

The euro conversion may have a favorable impact on cross-border competition by eliminating the effects of foreign currency translations, thereby creating price transparency. The Company is continuing to evaluate the accounting, tax, legal and regulatory requirements associated with the euro introduction. The Company does not expect the conversion to the euro to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

The table below shows the comparison of net sales from continuing operations for the quarter ended March 31, 2002, and the quarter ended March 31, 2001:

                Increase/         Increase/      Three Months  Three Months
             (Decrease) over    (Decrease)over      ended         ended
              same quarter       same quarter      March 31,     March 31,
               last year          last year          2002          2001
             ---------------    --------------   ------------  ------------
                 Percent          Amount            Amount        Amount
             ---------------    --------------   ------------  ------------
                                          (in thousands)
Condor           (51.4)          $(8,191)          $ 7,740       $15,931
Teal              35.2             1,226             4,704         3,478
SL-MTI            40.0             1,630             5,709         4,079
EME              (24.9)           (1,796)            5,414         7,210
RFL               44.3             2,689             8,766         6,077
Surf Tech        (24.0)             (193)              614           807
                 -----           -------           -------       -------
TOTAL            (12.3)          $(4,635)          $32,947       $37,582
                 =====           =======           =======       =======


Consolidated net sales from continuing operations for the three-month period ended March 31, 2002 decreased by $4.6 million, or 12.3%, compared to the same quarter last year. This decrease was due mainly to decreases at Condor of $8.2 million, or 51.4%, and at EME of $1.8 million, or 24.9%. These decreases were partially offset by relatively strong performances by the other business segments except Surf Tech, which represents only 2% of consolidated sales. Condor operates in the telecommunications, medical and industrial instrumentation markets and was principally affected by the slow pace of recovery in these markets. EME's sales were principally affected by lower sales in the European aerospace market.

The Company realized an operating loss of $812,000 for the three-month period ended March 31, 2002, as compared to operating income of $1,990,000 for the corresponding prior year period. During the quarter ended March 31, 2002, the Company recorded (a) a charge of $225,000 as a result of the restructuring charges recorded at Condor, (b) special charges of $1,825,000 related to change-of-control and proxy costs and (c) a $500,000 addition to the reserve for environmental matters. Included in "Other" are the special charges, the environmental charge, additional costs for professional fees and other costs incurred, which are corporate related costs not allocated to continuing operations. The current quarter's operating loss was positively affected by the implementation of SFAS No. 142, which required the discontinuation of goodwill amortization effective January 1, 2002 (see Note 5).

Cost of products sold for the three-month period decreased by 16%, as compared to the same period last year. As a percentage of net sales, cost of products sold for the three-month period was 65%, as compared to 67% during the same period last year. Condor's cost of sales decreased from 74% in 2001 to 62% in 2002, primarily related to the withdrawal of several telecommunication products from the market resulting in a favorable product mix. The remaining business segments' cost of sales remained constant or experienced some modest increase as a percentage of sales, as compared to the prior year quarter.

Engineering and product development expenses for the three-month period decreased 5%, as compared to the same period last year, due primarily to the consolidation of engineering facilities at Condor. As a percentage of net sales, engineering and product development expenses for the three months ended March 31, 2002 were 7%, as compared to 6% for the same period last year.

Selling, general and administrative expenses for the three-month period increased 7%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 2002 were 22%, as compared to 18% for the same period last year. The percentage increase was primarily due to lower sales and a $500,000 addition to the reserve for environmental matters. Without the $500,000 addition to the environmental reserve, selling, general and administrative expenses would have been 21% of net sales.

Depreciation and amortization expenses for the current three-month period decreased by $272,000, or 24%, due to the reduced fixed asset base and intangible impairment write-offs at Condor in 2001. Also effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization (see
Note 5).

Interest income for the three-month period increased by $6,000, as compared to the same period last year. Interest expense for the three-month period decreased by $149,000, or 21%, due primarily to the significant reduction of debt as compared to the prior year quarter.

The effective tax rate benefit for the three-month period was 47%, as compared to a charge of 62% for the same period last year. The effective tax rate charge primarily relates to the effect of removing certain tax benefits associated with discontinued operations.

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether or not a sale of all or part of the Company's business can be successfully effected and the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing a cyclical economic downturn.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; ability of the Company to refinance its debt on satisfactory terms; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability following the terrorist attacks in the United States on September 11, 2001, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001,
Part I, Item 1 - Risk Factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. See
Part I, Item 3 - Legal Proceedings of such Annual Report for additional information on these matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on

March 1, 2002. See Notes 1 and 6 in the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's Annual Meeting of Shareholders on January 22, 2002, the Company's shareholders elected five new members to the Company's eight-member Board of Directors. The five new directors (James Henderson, Glen Kassan, Warren Lichtenstein, Mark Schwarz and Steven Wolosky) were nominees of the RORID Committee, a committee comprised of representatives of two institutional shareholders. Three incumbent directors were also re-elected to the Board of Directors (J. Dwane Baumgardner, Charles T. Hopkins and J. Edward Odegaard).

The votes cast for all nominees were as follows:

    Company Nominees                                 For
    ----------------

        J. Dwane Baumgardner                         1,287,270
        Richard E. Caruso                            1,283,312
        Owen Farren                                  1,278,982
        Charles T. Hopkins                           1,287,444
        Judith A. Maynes                             1,284,934
        J. Edward Odegaard                           1,286,858
        Walter I. Rickard                            1,284,277
        Robert J. Sanator                            1,286,684

    RORID Nominees
    --------------

        James Henderson                              3,241,334
        Glen Kassan                                  3,241,334
        Warren Lichtenstein                          3,241,334
        Mark Schwarz                                 3,241,334
        Steven Wolosky                               3,241,334

Shortly after the meeting, Messrs. Hopkins and Odegaard resigned. On March 8, 2002, Richard Smith was elected to the Board of Directors, filling one of the two vacant directorships.

The votes cast for, against, and withheld for the ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 were as follows:

        For  4,511,445  Against  61,807  Withheld     23,624

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002:

On January 10, 2002, the Company filed a Current Report on Form 8-K, which contained a letter to the shareholders from the then-Chairman of the Board, Owen Farren, regarding the ongoing proxy contest.

On January 15, 2002, the Company filed a Current Report on Form 8-K, which contained a press release issued by the Company on the date thereof announcing certain information regarding its financial performance for the fourth quarter ended December 31, 2001.

On January 22, 2002, the Company filed a Current Report on Form 8-K, which described certain actions taken by the Company relating to the change in control agreements entered into by the Company with three of its executives.

On January 23, 2002, the Company filed a Current Report on Form 8-K, which described certain actions taken by the Company relating to the change in control agreements entered into by the Company with three of its executives and the establishment of a trust to fund payments under such agreements.

On March 11, 2002, the Company filed a Current Report on Form 8-K, which contained a press release issued by the Company on March 8, 2002, announcing the Company's receipt of a notice of default under its Revolving Credit Facility.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20 , 2002                     SL INDUSTRIES, INC.
                                        -------------------
                                              (Company)


Date: May 20, 2002                      By:  /s/Warren Lichtenstein
                                        ---------------------------
                                        Warren Lichtenstein
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date: May 20, 2002                      By: /s/David R. Nuzzo
                                        ---------------------------
                                        David R. Nuzzo
                                        Chief Financial Officer
                                        (Principal Accounting Officer)