Form 10-Q
period 2002-06-30
SL INDUSTRIES INC
filed 2002-08-19
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         The number of shares of common stock outstanding as of August 7, 2002 was 5,884,623.

                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
              June 30, 2002 and December 31, 2001.........................................       1

           Consolidated Statements of Operations
               Three Months Ended June 30, 2002 and 2001
                and Six Months Ended June 30, 2002 and 2001...............................       2

           Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2002 and 2001...................................       3

           Notes to Consolidated Financial Statements.....................................       4

Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations............................................      15

PART II.  OTHER INFORMATION...............................................................      22

SIGNATURES ...............................................................................      25

Item 1  Financial Statements


                              SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                                -------------         -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   2,722,000         $   6,577,000
   Receivables, net                                                                21,762,000            36,041,000
   Inventories                                                                     19,582,000            20,497,000
   Prepaid expenses                                                                   997,000               815,000
   Deferred income taxes                                                            6,452,000             6,300,000
                                                                                -------------         -------------
       Total current assets                                                        51,515,000            70,230,000
Property, plant and equipment, less accumulated depreciation
  of $20,866,000 and $18,941,000, respectively                                     18,574,000            18,829,000
Deferred income taxes                                                               2,048,000             2,014,000
Cash surrender value of life insurance policies                                       949,000             1,323,000
Intangible assets, less accumulated amortization
  of $6,216,000 and $6,017,000, respectively                                       14,602,000            14,799,000
Other assets                                                                          437,000               563,000
                                                                                -------------         -------------
        Total assets                                                            $  88,125,000         $ 107,758,000
                                                                                -------------         -------------

LIABILITIES
Current liabilities:
   Short-term bank debt                                                         $   2,534,000         $   1,367,000
   Long-term debt due within one year                                              20,387,000            35,829,000
   Accounts payable                                                                 5,673,000             8,149,000
   Accrued income taxes                                                             1,717,000             2,019,000
   Accrued liabilities:
     Payroll and related costs                                                      5,585,000             7,609,000
     Other                                                                         10,663,000            11,781,000
                                                                                -------------         -------------
        Total current liabilities                                                  46,559,000            66,754,000
Long-term debt less portion due within one year                                        62,000             1,009,000
Deferred compensation and supplemental retirement benefits                          4,252,000             4,268,000
Other liabilities                                                                   2,771,000             2,523,000
                                                                                -------------         -------------
        Total liabilities                                                          53,644,000            74,554,000
                                                                                -------------         -------------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued                   --                    --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares                                                          1,660,000             1,660,000
Capital in excess of par value                                                     38,788,000            39,025,000
Retained earnings                                                                   8,852,000             8,897,000
Accumulated other comprehensive income (loss)                                         397,000                (5,000)
Treasury stock at cost, 2,394,000 and 2,587,000 shares, respectively              (15,216,000)          (16,373,000)
                                                                                -------------         -------------
        Total shareholders' equity                                                 34,481,000            33,204,000
                                                                                -------------         -------------
        Total liabilities and shareholders' equity                              $  88,125,000         $ 107,758,000
                                                                                -------------         -------------


See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three-Months Ended *              Six-Months Ended *
                                                                            June 30,                        June 30,
                                                                      2002           2001              2002             2001
                                                                 ------------     ------------     ------------     ------------
Net sales                                                        $ 34,409,000     $ 32,479,000     $ 67,356,000     $ 70,061,000
                                                                 ------------     ------------     ------------     ------------
Cost and expenses:
  Cost of products sold                                            23,369,000       22,486,000       44,702,000       47,774,000
  Write-down of inventory                                                  --        2,890,000               --        2,890,000
  Engineering and product development                               1,834,000        2,253,000        4,050,000        4,581,000
  Selling, general and administrative                               7,576,000        6,659,000       14,862,000       13,489,000
  Depreciation and amortization                                       870,000        1,167,000        1,744,000        2,313,000
  Special charges                                                       9,000               --        1,834,000               --
  Restructuring costs                                                  40,000        1,108,000          265,000        1,108,000
                                                                 ------------     ------------     ------------     ------------
Total cost and expenses                                            33,698,000       36,563,000       67,457,000       72,155,000
                                                                 ------------     ------------     ------------     ------------
Income (loss) from operations                                         711,000       (4,084,000)        (101,000)      (2,094,000)
Other income (expense):
  Interest income                                                      62,000          107,000          140,000          179,000
  Interest expense                                                   (431,000)        (757,000)        (985,000)      (1,460,000)
                                                                 ------------     ------------     ------------     ------------
Income (loss)  from continuing operations before income taxes         342,000       (4,734,000)        (946,000)      (3,375,000)
Income tax provision (benefit)                                         11,000       (2,008,000)        (588,000)      (1,160,000)
                                                                 ------------     ------------     ------------     ------------
Income (loss) from continuing operations                              331,000       (2,726,000)        (358,000)      (2,215,000)
Discontinued operations (net of tax)                                       --       (2,586,000)         313,000       (2,618,000)
                                                                 ------------     ------------     ------------     ------------
Net income (loss)                                                $    331,000     $ (5,312,000)    $    (45,000)    $ (4,833,000)
                                                                 ============     ============     ============     ============


BASIC NET INCOME (LOSS) PER COMMON SHARE
    Income (loss) from continuing operations                     $       0.06     $      (0.48)    $      (0.06)    $      (0.39)
    Discontinued operations (net of tax)                                   --            (0.45)            0.05            (0.46)
                                                                 ------------     ------------     ------------     ------------
    Net income (loss)                                            $       0.06     $      (0.93)    $      (0.01)    $      (0.85)
                                                                 ============     ============     ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    Income (loss) from continuing operations                     $       0.06     $      (0.48)    $      (0.06)    $      (0.39)
    Discontinued operations (net of tax)                                   --            (0.45)            0.05            (0.46)
                                                                 ------------     ------------     ------------     ------------
    Net income (loss)                                            $       0.06     $      (0.93)    $      (0.01)    $      (0.85)
                                                                 ============     ============     ============     ============


Shares used in computing basic net income (loss)
  per common share                                                  5,894,000        5,705,000        5,839,000        5,690,000
Shares used in computing diluted net income (loss)
  per common share                                                  5,930,000        5,705,000        5,839,000        5,690,000


* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.


                              SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                                                        Three-Months Ended             Six-Months Ended
                                                                              June 30,                      June 30,
                                                                        2002           2001            2002            2001
                                                                     -----------    -----------     -----------     -----------
Net income (loss)                                                    $   331,000    $(5,312,000)    $   (45,000)    $(4,833,000)
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes                  389,000        (38,000)        402,000         (26,000)
                                                                     -----------    -----------     -----------     -----------
Comprehensive income (loss)                                          $   720,000    $(5,350,000)    $   357,000     $(4,859,000)
                                                                     ===========    ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
                                   (UNAUDITED)


                                                                                                       2002               2001
                                                                                                  ------------       ------------
OPERATING ACTIVITIES:
  Net loss from continuing operations                                                             $   (358,000)      $ (2,215,000)
  Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
     Depreciation                                                                                    1,427,000          1,509,000
     Amortization                                                                                      317,000            804,000
     Restructuring charges                                                                             265,000          1,108,000
     Write-down of inventory                                                                                --          2,890,000
     Provisions for losses on accounts receivable                                                      (30,000)           185,000
     Additions to other assets                                                                           9,000            (78,000)
     Cash surrender value of life insurance premiums                                                    31,000           (653,000)
     Deferred compensation and supplemental retirement benefits                                        248,000            329,000
     Deferred compensation and supplemental retirement benefit payments                             (1,780,000)          (264,000)
     (Increase) decrease in deferred income taxes                                                      349,000         (1,707,000)
     (Gain) loss on sales of equipment                                                                  (6,000)             1,000
     Investment in Kreiss Johnson                                                                           --             56,000
     Changes in operating assets and liabilities, excluding effects of business disposition:
       Accounts receivable                                                                           1,818,000            425,000
       Inventories                                                                                   1,401,000           (759,000)
       Prepaid expenses                                                                               (154,000)            40,000
       Accounts payable                                                                             (1,675,000)        (3,923,000)
       Other accrued liabilities                                                                    (3,946,000)        (2,021,000)
       Accrued income taxes                                                                          2,938,000          1,920,000
                                                                                                  ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    854,000         (2,353,000)
                                                                                                  ------------       ------------

INVESTING ACTIVITIES:
  Proceeds from sales of equipment                                                                      15,000                 --
  Purchases of property, plant and equipment                                                        (1,120,000)        (1,725,000)
  Increase in notes receivable                                                                              --             19,000
  Proceeds from cash surrender life insurance policies                                               10,676,000                 --
                                                                                                  ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                  9,571,000         (1,706,000)
                                                                                                  ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                                        917,000            873,000
  Proceeds from long-term debt                                                                      10,300,000         12,645,000
  Payments on long-term debt                                                                       (26,711,000)       (11,183,000)
  Proceeds from stock options exercised                                                                754,000            442,000
  Treasury stock sold                                                                                  166,000            125,000
                                                                                                  ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                (14,574,000)         2,902,000
                                                                                                  ------------       ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                            25,000            120,000
Effect of exchange rate changes on cash                                                                269,000           (152,000)
                                                                                                  ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             (3,855,000)        (1,189,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     6,577,000          1,189,000
                                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $  2,722,000       $         --
                                                                                                  ============       ============


Supplemental disclosures of cash flow information: Cash paid during the year for:
    Interest                                                                                      $  1,107,000       $  1,630,000
    Income taxes                                                                                  $    655,000       $    450,000


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

LIQUIDITY: The Company is party to a Second Amended and Restated Credit Agreement, dated December 13, 2001, as amended (the "Revolving Credit Facility"), that allows the Company to borrow for working capital and other purposes. The Revolving Credit Facility contains certain financial and non-financial covenants, including requirements for certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined therein, on a quarterly basis. As of December 31, 2001, the Company was in violation of the net income covenant for the fourth quarter of 2001. In addition, on March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002.

On May 23, 2002, the Company and its lenders reached an agreement, pursuant to which the lenders granted a waiver of default and amendments to the violated financial covenants, so that the Company will be in full compliance with the Revolving Credit Facility. The agreement provides, among other things, for the Company to pay-down outstanding borrowings by $689,000 to $25,500,000 and for the payment to the lenders of an amendment fee of $130,000.

The Company is currently seeking to refinance the Revolving Credit Facility. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by September 30, 2002 or by October 31, 2002 under certain circumstances. There can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to October 31, 2002 or that the Revolving Credit Facility will be refinanced successfully. For more information regarding the Revolving Credit Facility, see Note 6, as well as "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Quarterly Report on Form 10-Q.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. RECEIVABLES

Receivables at June 30, 2002 and December 31, 2001 consisted of the following:

                                             June 30,      December 31,
                                               2002           2001
                                             --------------------------
                                                   (in thousands)

Trade receivables .....................      $ 20,161       $ 20,189
Less allowances for doubtful accounts .          (321)          (568)
                                             --------------------------
                                               19,840         19,621
Receivables for life insurance policies
surrendered ...........................            --         10,229
Recoverable income taxes ..............         1,698          4,355
Other .................................           224          1,836
                                             --------------------------
                                             $ 21,762       $ 36,041
                                             ==========================

In January 2002, the Company received $10,229,000 from the surrender value of life insurance policies. These funds were used to pay down debt under the Company's Revolving Credit Facility. See Notes 1 and 6.

3. INVENTORIES

Inventories at June 30, 2002 and December 31, 2001 consisted of the following:

                           June 30,           December 31,
                             2002               2001
                         ---------------------------------
                                (in thousands)

Raw materials .......    $ 14,326           $ 15,341

Work in process .....       6,086              5,261
Finished goods ......       2,455              3,401
                         ---------------------------------

                           22,867             24,003
Less allowances .....      (3,285)            (3,506)
                         ---------------------------------
                         $ 19,582           $ 20,497
                         =================================

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

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                                   Three Months Ended June 30,
                                        2002                                             2001
                                             (in thousands, except per share amounts)
                                  Net                    Per Share       Net                      Per Share
                                Income       Shares       Amount       (Loss)         Shares       Amount
                               -------       ------      --------      -------        ------      --------
Basic net income (loss)
per common share               $   331        5,894      $   0.06      $(5,312)        5,705      $  (0.93)
Effect of dilutive
securities                          --           36         --              --            --         --
                               -------       ------      --------      -------        ------      --------
Diluted net income (loss)
per common share               $   331        5,930      $   0.06      $(5,312)        5,705      $  (0.93)
                               =======       ======      ========      =======        ======      ========

                                                   Six Months Ended June 30,
                                        2002                                             2001
                                             (in thousands, except per share amounts)
                                  Net                    Per Share       Net                      Per Share
                                Income       Shares       Amount       (Loss)         Shares       Amount
                               -------       ------      --------      -------        ------      --------
Basic net (loss)
per common share               $   (45)        5,839      $  (0.01)   $(4,833)        5,690      $  (0.85)
Effect of dilutive
securities                          --            --         --            --            --         --
                               -------       ------      --------      -------        ------      --------
Diluted net income (loss)
per common share               $   (45)        5,839      $  (0.01)   $(4,833)        5,690      $  (0.85)
                                =======       ======      ========    =======         ======      ========

For the six-month period ended June 30, 2002, common stock options of 57,224 were outstanding and for the three-month and six-month periods ended June 30, 2001, common stock options of 678,470 were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month and six-month periods ended June 30, 2002, options to purchase 472,511 and 469,315 shares of stock, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

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

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. This statement is effective for the Company's 2002 fiscal year. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and will implement the remaining provisions during 2002. The Company conducted its initial test for impairment in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded during the quarter. The Company anticipates testing for impairment after the annual forecasting process is completed which will occur in the fourth quarter of the year or as impairment indicators arise.

There were no changes in the classifications of intangible assets or their remaining useful lives upon adoption of this pronouncement.

The following table reflects the adjustment to exclude goodwill amortization expense (including related tax effects) recognized in the prior periods as presented (in thousands, except per share amounts):

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                         2002            2001          2002           2001
                                       ----------------------------------------------------
Reported net income (loss)             $   331      $  (5,312)      $   (45)      $  (4,833)
Add back goodwill amortization              --            102            --             185
                                       ----------------------------------------------------
   Adjusted net income (loss)          $   331      $  (5,210)      $   (45)      $  (4,648)
                                       ====================================================

Income (loss) per share - basic
   Reported net income (loss)          $   .06      $    (.93)      $  (.01)      $    (.85)
   Goodwill amortization                    --            .02            --             .03
                                       ----------------------------------------------------
    Adjusted net income (loss)         $   .06      $    (.91)      $  (.01)      $    (.82)
                                       ====================================================

Income (loss) per share - diluted
   Reported net income (loss)          $   .06      $    (.93)      $  (.01)      $    (.85)
   Goodwill amortization                    --            .02            --             .03
                                       ----------------------------------------------------
   Adjusted net income  (loss)         $   .06      $    (.91)      $  (.01)      $    (.82)
                                       ====================================================

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

6.  DEBT

Debt consists of the following:

                                       June 30,     December 31,
                                         2002           2001
                                      -----------------------
                                            (in thousands)
Short-term bank debt............      $  2,534       $  1,367
                                      -----------------------

Revolving lines of credit ......      $ 20,286       $ 35,689
Mortgages payable ..............           163          1,149
                                      -----------------------
                                        20,449         36,838
Less portion due within one year       (20,387)       (35,829)
                                      -----------------------
Long-term bank debt ............      $     62       $  1,009
                                      =======================

Under the terms of the Revolving Credit Facility, the Company can borrow for working capital and other purposes at the prime interest rate plus two percent. Borrowings under the Revolving Credit Facility are collateralized by substantially all of the Company's assets. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain financial and non-financial covenants, the most restrictive of which require certain levels of quarterly net income and a quarterly minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, to the sum of operating rent, capital expenditures and interest charges. In addition, the Company is prohibited, under the Revolving Credit Facility from paying dividends. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a fee of approximately $780,000 in the event that the facility is not retired on September 30, 2002 or in certain circumstances before October 31, 2002.

As of June 30, 2002, outstanding borrowings under the Company's Revolving Credit Facility were $20,286,000. The Company had available borrowings of $4,672,000 under the Revolving Credit Facility as of June 30, 2002. During the second quarter of 2002, $5,903,000 was paid against the Revolving Credit Facility.

The Company's German subsidiary Elektro-Metall Export GmbH ("EME"), also has $5,591,000 in lines of credit with its banks in Germany that expire at various times during 2002. Under the terms of its lines of credit, EME can borrow for any purpose at interest rates ranging from 7.125% to 8.25%. No financial covenants are required.

7. ACCRUED LIABILITIES OTHER

Accrued liabilities and Other at June 30, 2002 and December 31, 2001 consisted of the following:

                                June 30,  December 31,
                                  2002       2001
                                --------------------
                                     (in thousands)
Taxes other than .........      $ 1,054      $   902
income
Insurance ................          504          479
Advertising and promotions           63           79
Interest .................          157          280
Commissions ..............          570          543
Royalties ................           79           64
Professional fees ........        1,221        1,389
Reserves for fees and ....        1,207        1,374
services
Deferred .................        3,617        3,760
revenue
Other ....................        2,191        2,911
                                --------------------
                                $10,663      $11,781
                                ====================

Included in the above accruals is a restructuring reserve of $300,000 at June 30, 2002 (there are no remaining severance payments to be made against this reserve) and $1,163,000 at December 31, 2001. During the second quarter of 2002, $295,000 was charged against the restructuring reserve, all of which were cash items except an inventory write off of $57,000. The restructuring reserve established during the year ended December 31, 2001 was primarily in response to a significant reduction in the demand for products by telecommunication equipment manufacturers.

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

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), is currently defending a cause of action, brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC("Eaton") alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The high precision motor was developed for use in an aircraft actuation system intended for use by Vickers Corporation. The complaint seeks compensatory damages of approximately $3,900,000. Trial is currently scheduled for October 18, 2002.

As part of pre-trial motions, both parties filed, briefed and argued cross-motions for summary judgement. On July 18, 2002, Eaton's motion for partial summary judgment was granted to the limited extent that the court found that SL-MTI sold motors to Eaton with an express warranty and an implied warranty of merchantability. Eaton's motion was denied in all other respects with the court indicating that the nature and extent of those warranties would have to be decided by a jury at trial. The Company continues to believe that it has strong defenses to Eaton's claims and intends to pursue them vigorously.

On June 12, 2002, the Company and its subsidiary SL Surface Technologies, Inc. ("SurfTech"), were served with notice of class action complaint filed in Superior Court of New Jersey for Camden County. The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that plaintiffs suffered personal injuries as a result of consuming contaminated water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

This case arises from the same factual circumstances as the current administrative actions involving the Puchack Wellfield, which is described under Commitments & Contingencies-Environmental below. The administrative actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at industrial facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken (the "SurfTech Site").

As with the administrative actions, the Company believes it has significant defenses against the class action plaintiff's claims and intends to pursue them vigorously. Technical data generated as part of remedial activities at the SurfTech Site have not established offsite migration of contaminants. Based on this and other technical factors, the Company has been advised by its outside counsel that it has a strong defense against the claims alleged in the class action plaintiff's complaint, as well as the environmental administrative actions discussed below.

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firm, to date, management has provided an estimated accrual for all known costs believed to be probable. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

In December 2001, the Company received notice from the Connecticut Department of Environmental Protection of an administrative hearing to determine responsibility for contamination at a former industrial site located in New Haven, Connecticut. The Company has filed motions with the administrative court denying responsibility in this matter. Regardless of the court decision, the Company does not believe that remediation of this site will have a material adverse effect on its business or operations.

The Company is investigating a ground water contamination with respect to its property in Camden, New Jersey. While a final determination of the extent of the contamination has not been made, the Company has been informed that the cost to remediate the property should not exceed $500,000. The Company recorded a provision for this amount during the first quarter of 2002.

As of June 30, 2002 and December 31, 2001, the environmental accrual was $832,000 and $290,000, respectively.

EMPLOYMENT AGREEMENTS: The Company entered into severance agreements with certain key employees in 2001 and in prior years, that provide for one-time payments in the event that the employee is terminated within 12 months of a change in control, as defined. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. All senior divisional management teams are continuing in their positions.

9.  SPECIAL CHARGES

In 2001, the Company entered into change-of-control agreements with certain officers of the Company. On January 22, 2002, the Company held its annual meeting of shareholders for 2001. At the annual meeting, all eight members of the Board of Directors stood for re-election. In addition, five nominees from a committee comprised of representatives of two institutional shareholders (such committee, the "RORID Committee") stood for election to the Board of Directors. Upon the certification of the election results on January 24, 2002, the five nominees of the RORID Committee were elected and three incumbent directors were re-elected. Following the election of the five new directors, the Company made payments (which included related benefits) to such officers under these change-of-control agreements totaling approximately $1,631,000 in the first quarter of 2002 and incurred additional proxy and legal costs of approximately $203,000.

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

In April 2002, the FASB adopted Statement of Financial Accounting Standards 145, rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact if any, that implementation of this statement will have on its results of operations or financial position.

In June 2002, The FASB Issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact if any, that implementation of this statement will have on its results of operations or financial position.

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

The three month and six month periods ended June 30, 2001 have been reclassified to conform to the current reporting structure. The unaudited comparative results for the three-month and six-month periods are as follows:

                                             Three Months Ended        Six Months Ended
                                                 June 30,                   June 30,
                                            2002          2001        2002         2001
                                           ----------------------------------------------
                                                             (in thousands)
Net sales from continuing operations:
Condor                                     $ 9,457      $12,303      $17,197      $28,234
Teal                                         4,385        2,737        9,089        6,215
SL-MTI                                       6,241        4,224       11,950        8,303
EME                                          6,485        6,433       11,899       13,643
RFL                                          7,267        6,152       16,033       12,229
Surf Tech                                      574          630        1,188        1,437
Other                                           --           --           --           --
                                           ----------------------------------------------
Consolidated                               $34,409      $32,479      $67,356      $70,061
                                           ==============================================

                                             Three Months Ended        Six Months Ended
                                                 June 30,                   June 30,
                                            2002          2001        2002         2001
                                           ----------------------------------------------
                                                             (in thousands)
Operating income (loss) from
continuing operations:
Condor                                     $   (66)     $(4,452)     $   195      $(3,719)
Teal                                           298           (7)         767          522
SL-MTI                                         822          340        1,326          699
EME                                            348          886          682        2,005
RFL                                            875          702        2,213        1,321
Surf Tech                                     (178)        (303)        (485)        (296)
Other                                       (1,388)      (1,250)      (4,799)      (2,626)
                                         --------------------------------------------------
Consolidated                               $   711      $(4,084)     $  (101)     $(2,094)
                                         ==================================================

Included in "Other" for the three months ended June 30, 2002 are corporate expenses, environmental charges, legal and professional fees and other costs incurred, which are Company related costs not specifically allocated to the reportable business units. There were no significant restructuring or special charges recorded during the current quarter.

Included in "Other" for the six months ended June 30, 2002 were special charges of $1,834,000 related to change-of-control and proxy costs, a $542,000 addition to the reserve for environmental matters, professional fees of $660,000 and other expenses not specifically allocated to the reportable business units.

                           June 30, December 31,
                            2002          2001
                          ----------------------
                              (in thousands)
Identifiable assets:
Condor                    $ 19,181      $ 20,740
Teal                         9,850         9,834
SL-MTI                      10,985        11,637
EME                         24,308        23,524
RFL                         15,564        17,445
Surf Tech                    3,093         3,929
Other                        5,144        20,649
                          ----------------------
Consolidated              $ 88,125      $107,758
                          ======================

12. DISCONTINUED OPERATIONS

In July 2001, the Board of Directors authorized the disposition of the Company's SL Waber, Inc. ("SL Waber") subsidiary. Effective August 27, 2001, substantially all of the assets of SL Waber and the stock of its subsidiary, Waber de Mexico S.A. de C.V. were sold. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of the SL Waber subsidiary to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. During the three months ended March 31, 2002, the Company, based upon a review of potential liabilities, reduced the accrual for the liabilities (excluding accrued income taxes) related to SLW Holdings by $450,000.

As of June 30, 2002, the Company had $769,000 accrued for any liabilities (excluding accrued income taxes) related to SLW Holdings, compared to $1,519,000 at December 31, 2001. See Subsequent Events Footnote 14.

13. SALE OF BUSINESS

On March 22, 2001, the Company announced, among other things, that the Board of Directors had completed a previously announced review of strategic alternatives and had determined that it would explore a sale of the Company in order to maximize its value for shareholders. Credit Suisse First Boston ("CSFB") assisted the Company's Board of Directors in its review and had been engaged to lead this process until July 2002. See Subsequent Events Note 14.

14. SUBSEQUENT EVENTS

On July 17, 2002, the Company received notification from CSFB that CSFB was terminating its engagement as financial advisor to the Company. The termination was primarily the result of CSFB's internal reorganization and does not specifically relate to the Company.

The Company's Board of Directors has determined to continue to explore a sale of the Company or one or more of its divisions in order to maximize shareholder value. On August 8, 2002, the company engaged Imperial Capital, LLC to act as exclusive financial advisor to the Company. Imperial Capital, LLC will spearhead the Company's initiative to explore a sale of some or all of its businesses and will also assist management in its ongoing efforts to secure new long term debt to refinance the Company's current Revolving Credit Facility.

On July 18, 2002 the Company sold its real property located in Auburn, New York for $175,000 in cash. The Auburn property is the former industrial site of SL Auburn, Inc., a manufacturer of spark plugs and ignition systems. SL Auburn, Inc. was sold by the Company in May 1997. The gain from this transaction will be recorded in the Company's third quarter financial results.

On July 31, 2002 the Company received a tax refund from Germany of approximately $1,400,000. These proceeds were used principally to pay down the Company's Revolving Credit Facility balance.

On August 9, 2002, the Company received a "Demand for Arbitration" with respect to a claim of $578,000 from a former vendor of SL Waber. The claim concerns a dispute between SL Waber and an electronics manufacturer based in Hong Kong for alleged failure to pay for goods under a Supplier Agreement. The Company believes this claim is without merit and intends to vigorously pursue defenses with respect to these claims and may bring counter claims against the vendor. Notwithstanding the outcome of these allegations, the Company does not believe that this arbitration will have a material adverse effect on its business or operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under the Revolving Credit Facility, as such term is defined in Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2002, the net cash provided by operating activities was $0.9 million, as compared to net cash used by operating activities of $2.4 million during the six months ended June 30, 2001. The increase, as compared to the same period last year, resulted primarily from improved operating results, significant reductions in inventory and collections of receivables, particularly collection of recoverable income taxes, partially offset by reductions in accrued liabilities and accounts payable.

During the six months ended June 30, 2002, the net cash provided by investing activities was $9.6 million. This was primarily generated by the proceeds from life insurance policies of $10.7 million received during the first quarter of the year. In the prior year six-month period, the Company used $1.7 million of net cash, principally due to the purchase of equipment.

During the six months ended June 30, 2002, net cash used by financing activities was $14.6 million, primarily related to the pay down of the Revolving Credit Facility in the net amount of

$16.4 million. In the comparable period last year, financing activities provided cash of $2.9 million, principally due to net borrowings from the Revolving Credit Facility of $1.5 million.

As of June 30, 2002, the Company had principal debt outstanding of $20.3 million under the Revolving Credit Facility, as compared to $35.7 million at December 31, 2001. At August 16, 2002 the principal debt outstanding under the Revolving Credit Facility had decreased to approximately $18.8 million, principally as the result of the collection of an approximate $1.4 million in German tax refunds. The Revolving Credit Facility provides for the Company to borrow up to $25.5 million, subject to commitment fees, but not compensating balances. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain levels of quarterly net income and a minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, to the sum of operating rent, capital expenditures and interest charges. The Company is also prohibited from paying dividends under the Revolving Credit Facility. The Company had $4.7 million available for borrowings under its Revolving Credit Facility as of June 30, 2002.

The Company is currently seeking to refinance the Revolving Credit Facility. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by September 30, 2002 or by October 31, 2002 under certain circumstances. There can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to October 31, 2002 or that the Revolving Credit Facility will be refinanced successfully.

The Company also has retained Imperial Capital, LLC to act as its financial advisor. Imperial Capital, LLC will spearhead the Company's initiative to explore a sale of some or all of its businesses and will also assist management in its ongoing efforts to secure new long term debt to refinance the Company's current Revolving Credit Facility which matures on December 31, 2002.

The Company's German subsidiary, EME, also has $5.6 million in lines of credit with its banks in Germany that expire at various times during 2002. Under the terms of its lines of credit, EME can borrow for any purpose at interest rates ranging from 7.125% to 8.25%. No financial covenants are required.

The Company's current ratio was 1.1 to 1 at June 30, 2002 and December 31, 2001. This ratio was maintained for the period ended June 30, 2002, primarily due to the receipt of life insurance proceeds of $10,676,000 used to pay down current debt, principally the Revolving Credit Facility, which was classified as current debt as of December 31, 2001.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 40% at June 30, 2002 and 54% at December 31, 2001. During the first six months total borrowings decreased by $15,222,000.

Capital expenditures of $1,120,000 made during the first six months of 2002 primarily related to improvements in process technology and equipment. During the remaining quarters of 2002, the Company plans to incur up to $2,000,000 of capital expenditures. This amount is subject to change depending upon a number of factors including certain market conditions within the Company's business segments and availability of financing.

During the first six months of 2002, the Company has been able to generate adequate amounts of cash to meet its operating needs. During the first six months of 2002, Teal, RFL and MTI had produced positive cash flow, aggregating approximately $5,000,000. Condor, EME and Surf

Tech experienced negative cash flow for the same period. Condor's cash flow was negatively impacted by payments made against its restructuring reserve of $575,000 and deferred compensation payments $1,252,000. Without these cash payments, Condor would have been cash flow positive. EME experienced negative cash flow primarily due to the pay down of debt and performance under a long-term contract for which they received a large cash advance in 2001. Surf Tech's negative cash flow was primarily due to its move to consolidate into one location.

With the exception of Surf Tech and the segment reported as "Other" (which consists primarily of corporate office expenses and accruals not specifically allocated to the reportable business units), all of the Company's operating segments were profitable at the operating level for the first six months of 2002. Surf Tech's operating loss was $485,000. Surf Tech is facing historically low demand in its marketplace and its operations have been consolidated into one facility. Included in "Other" are special charges for the six months ended June 30, 2002 of $1,834,000 related to the change-of-control and proxy costs (see
Note 9). Also in "Other" is a $542,000 addition to the reserve for environmental matters, professional fees of $660,000, and other expenses not allocated to the reportable business units.

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that projected cash from operations, the tax refund received from Germany of approximately $1.4 million on July 31, 2002 and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001

The table below shows the comparison of net sales from continuing operations for the quarter ended June 30, 2002, and the quarter ended June 30, 2001:

                                         Increase/           Increase/
                                      (Decrease) over     (Decrease) over       Three Months
                                        same quarter        same quarter            ended          Three Months ended
                                         last year           last year          June 30, 2002         June 30, 2001
                                      -------------------------------------------------------------------------------
                                          Percent              Amount               Amount                Amount
                                      -------------------------------------------------------------------------------
                                                                         (in thousands)
Condor                                     (23.1)%            $(2,846)              $ 9,457              $12,303
Teal                                        60.2                1,648                 4,385                2,737
SL-MTI                                      47.7                2,017                 6,241                4,224
EME                                           .8                   52                 6,485                6,433
RFL                                         18.1                1,115                 7,267                6,152
Surf Tech                                   (8.9)                 (56)                  574                  630
                                      -------------------------------------------------------------------------------
TOTAL                                        5.9%             $ 1,930               $34,409              $32,479
                                      ===============================================================================

Consolidated net sales from continuing operations for the three-month period ended June 30, 2002 increased by $1.9 million, or 6%, compared to the same quarter last year. This increase was due to significant increases in sales at Teal, MTI and RFL. Sales at Condor decreased by $2.8 million, or 23%. Condor sales were adversely impacted by its reduction of a significant amount of products offered under its telecommunications-related product line. EME, which had a marginal increase in sales, was principally affected by lower sales in the European commercial aerospace market.

The Company had income from operations of $711,000 for the three-month period ended June 30, 2002, as compared to an operating loss of $4,084,000 for the corresponding prior period. During the quarter ended June 30, 2001, the Company recorded (a) a charge of $1,108,000 as a result of the restructuring charges recorded at Condor, (b) an inventory write down of $2,890,000 due to the decline in orders in the telecommunication business at Condor. Without these charges the Company would have recorded an operating loss of $86,000 for the quarter ended June 20, 2001. There were no significant restructuring charges and write-downs recorded in the current year quarter. Included in "Other" are corporate expenses, environmental charges, legal and professional fees and other costs incurred, which are Company related costs not allocated to the Company's reportable business units. The current quarter's operating income was positively affected by the implementation of SFAS No. 142, which required the discontinuation of goodwill amortization effective January 1, 2002 (see Note 5). The gross amount of goodwill amortized in the prior year quarter was $166,000.

Cost of products sold for the three-month period increased by 4%, as compared to the same period last year as sales increased by 6%. As a percentage of net sales, cost of products sold for the three-month period was 68%, as compared to 69% during the same period last year. Condor's cost of sales increased from 70% in 2001 to 76 % in 2002 on a reduced revenue base, primarily due to manufacturing inefficiencies related to its manufacturing facilities in Mexico. The remaining business segments' cost of sales remained relatively constant as a percentage of sales, as compared to the prior year quarter.

Engineering and product development expenses for the three-month period decreased 19%, as compared to the same period last year, due primarily to the consolidation of engineering facilities at Condor and the relatively high R&D charges incurred at MTI in the prior year. As a percentage of net sales, engineering and product development expenses for the three months ended June 30, 2002 were 5%, as compared to 7% for the same period last year.

Selling, general and administrative expenses for the three-month period increased 14%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2002 were 22%, as compared to 21% for the same period last year. The percentage increase was primarily due to higher commissions and bonus accruals due to higher sales volume and increased operating profits. Also, Condor paid a consulting firm $135,000 during the quarter to help improve the manufacturing efficiencies at its plant in Mexico.

Depreciation and amortization expenses for the current three-month period decreased by $297,000 or 25%, due to the reduced fixed asset base and intangible impairment write-offs at Condor in 2001. Also effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization, which was $166,000 in the second quarter of 2001(see Note 5).

For the three-month period ended June 30, 2001, the Company recorded a restructuring charge of $1,108,000 and an inventory write down of $2,890,000. There were no significant charges of this nature recorded during the quarter ended June 30, 2002.

Interest income decreased for the current three-month period by $45,000, as compared to the same period last year. Interest expense for the current three-month period decreased by $326,000, or 43%, due primarily to the significant reduction of debt as compared to the prior year quarter.

The effective tax rate for the three-month period ended June 30, 2002, was less than the statutory rate primarily due to the recovery of tax benefits not previously recognized. The benefit in 2001 relates to a one-time tax benefit associated with the Company's Foreign Sales Corporation (FSC).

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

The table below shows the comparison of net sales from continuing operations for the six months ended June 30, 2002 and June 30, 2001:

                          Increase/              Increase/
                        (Decrease) over       (Decrease) over
                         same quarter           same quarter                Six Months ended          Six Months ended
                          last year               last year                   June 30, 2002             June 30, 2001
                        -----------------------------------------------------------------------------------------------
                           Percent                  Amount                       Amount                    Amount
                        -----------------------------------------------------------------------------------------------
                                                             (in thousands)
Condor                     (39.1)%                 $(11,037)                   $ 17,197                   $ 28,234
Teal                        46.2                      2,874                       9,089                      6,215
SL-MTI                      43.9                      3,647                      11,950                      8,303
EME                        (12.8)                    (1,744)                     11,899                     13,643
RFL                         31.1                      3,804                      16,033                     12,229
Surf Tech                  (17.3)                      (249)                      1,188                      1,437
                        -----------------------------------------------------------------------------------------------
TOTAL                       (3.9)%                 $ (2,705)                   $ 67,356                   $ 70,061
                        ===============================================================================================

Consolidated net sales from continuing operations for the six months ended June 30, 2002 decreased by $2.7 million, or 4%, compared to the same period last year. This decrease was due mainly to decreases at Condor of $11 million, or 39%, and at EME of $1.7 million, or 13%. These decreases were partially offset by relatively strong performances by the other business segments except Surf Tech, which represents only 2% of consolidated sales. Condor sales were adversely impacted by its reduction of a significant amount of its products offered under its telecommunications-related product line. EME's sales were principally affected by lower sales in the European commercial aerospace market.

The Company realized an operating loss of $101,000 for the six months ended June 30, 2002, as compared to operating loss of $2,094,000 for the corresponding prior year period. During the six months ended June 30, 2002, the Company recorded (a) a charge of $265,000 as a result of the restructuring charges recorded at Condor, (b) special charges of $1,834,000 related to change-of-control and proxy costs and (c) a $500,000 addition to the reserve for environmental matters. Without these charges the Company would have had an operating profit of $2,498,000. In the comparable period last year the Company recorded restructuring charges of $1,108,000 and an inventory write down of $2,890,000. Without these charges the Company would have had an operating profit of $1,904,000. Included in "Other" are the special charges, the environmental charge, additional costs for professional fees and other costs incurred, which are Company related costs not specifically allocated to continuing operations. The current period six month operating loss was positively affected by the implementation of SFAS No. 142, which required the discontinuation of goodwill amortization effective January 1, 2002 (see Note 5). Related amortization charged to last years operating costs was $303,000.

Cost of products sold for the six months ended June 30, 2002 decreased by 6%, as compared to the same period last year. As a percentage of net sales, cost of products sold for the current six-month period was 66%, as compared to 68% during the same period last year. All of the reporting business unit's cost of sales percentages were relatively constant as compared to last year, except Teal. Teal's cost of sales went from 55% for the six-month period ended June 2001 to 66% for the six-month period ended June 2002. Teal's increase in cost was due to product mix. During the period Teal began a new major program with one customer, which included volume price discounts and had significant sales and increased production prototypes.

Engineering and product development expenses for the six months ended June 30, 2002 decreased 12%, as compared to the same period last year, due primarily to the consolidation of engineering facilities at Condor. As a percentage of net sales, engineering and product development expenses for the six months ended June 30, 2002 were 6%, as compared to 7% for the same period last year.

Selling, general and administrative expenses for the six months ended June 30, 2002 increased 10%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2002 were 22%, as compared to 19% for the same period last year. The percentage increase was primarily due to lower sales and a $500,000 addition to the reserve for environmental matters recorded in the first quarter of 2002. Without the $500,000 addition to the environmental reserve, selling, general and administrative expenses would have been 21% of net sales.

Depreciation and amortization expenses for the six months ended June 30, 2002 decreased by $569,000, or 25%, due to the reduced fixed asset base and intangible impairment write-offs at Condor in 2001. Also effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization, which was $303,000 for the six months, ended June 30, 2001 (see Note 5).

Interest income for the six months ended June 30, 2002 decreased by $39,000, as compared to the same period last year. Interest expense for the six-month period decreased by $475,000, or 33%, due primarily to the significant reduction of debt as compared to the prior year period.

The effective tax benefit rate for the six months ended June 30, 2002 was 62%, as compared to a benefit of 34% for the same period last year. The effective tax rate change primarily relates to the recovery of tax benefits not previously recognized.

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include, in particular, whether or not a sale of all or part of the Company's business can be successfully affected and the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing a cyclical economic downturn.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; ability of the Company to refinance its debt on satisfactory terms; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2002, the Company and its subsidiary SL Surface Technologies, Inc. ("SurfTech") were served with notice of class action complaint filed in Superior Court of New Jersey for Camden County. The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that plaintiffs suffered personal injuries as a result of consuming contaminated water distributed from the Puchack Wellfield in

Pennsauken, New Jersey (which supplies Camden, New Jersey). This case arises from the same factual circumstances as the current administrative actions involving the Puchack Wellfield, which is described in Note 8. "Environmental" included in the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. The administrative actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at industrial facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken (the "SurfTech Site").

As disclosed in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, SL-MTI is currently defending a cause of action, brought against it in the fall of 2000 in federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The complaint seeks compensatory damages of approximately $3,900,000. Both parties filed, briefed and argued cross-motions for summary judgement. On July 18, 2002, Eaton's motion for partial summary judgement was granted to the limited extent that the court found that SL-MTI sold motors to Eaton with an express warranty and an implied warranty of merchantability and the motion was denied in all other respects, the court indicating that the nature and extent of those warranties would have to be decided by the jury at trial. Trial is currently scheduled for October 18, 2002.

On August 9, 2002, the Company received a "Demand for Arbitration" with respect to the claim of a former vendor of SL Waber. The claim concerns a dispute between SL Waber and an electronics manufacturer based in Hong Kong for alleged failure to pay for goods under a Supplier Agreement. The Company believes this claim is without merit and may bring counter claims against the vendor and will vigorously pursue defenses with respect to these claims.

There has been no other material changes to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. See Part I, Item 3 - Legal Proceedings of such Annual Report for additional information on these matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002. On May 23, 2002, the Company and its lenders reached an agreement, pursuant to which the lenders would grant a waiver of default and amendments to the violated financial covenants, so that the Company will be in full compliance with the Revolving Credit Facility after giving effect to the amendment. For additional information on this matter see the Company's filing on Form 8-K dated May 23, 2002. Also, see Notes 1 and 6 in the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Form of Second Amendment and Waiver to Second Amended and Restated Credit Agreement, dated May 23, 2002 among SL Industries, Inc., SL Delaware, Inc., GE Capital CFE, Inc., as Agent, and certain other parties to the Credit Agreement, (Incorporated by reference).

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the period covered by this report (August 14, 2002):

On May 23, 2002, the Company filed a Current Report on Form 8-K, which contained a press release issued by the Company announcing financial results for the first quarter ended March 31, 2002, and a Form of Second Amendment and Waiver to Second Amended and Restated Credit Agreement among the Company, SL Delaware, Inc., GE Capital CFE, Inc., as Agent, and certain other parties to the Credit Agreement (incorporated by reference).

On July 22, 2002, the Company filed a current Report on Form 8-K, which related to a "Change in Registrant's Certifying Accounts." The Company dismissed Arthur Andersen LLP as its independent accountant and engaged Grant Thornton LLP as its new independent accountants. On July 31, 2002 the Company filed a Report on Form 8-KA, related to this matter.

On July 25, 2002 the Company filed a current Report on Form 8-K announcing certain recent developments as follows:

I.       Termination of Financial Advisory Contract.

On July 17, 2002, the Company received notification from Credit Suisse First Boston ("CSFB") that CSFB was terminating its engagement to act as financial advisor to the Company with respect to the sale, merger, consolidation or other business combination of the Company.

II.      Developments in Eaton Aerospace LLC v. SL Montevideo Technology.

The Company's subsidiary, SL Montevideo Technology Inc. ("SL-MTI"), is currently defending a cause of action, brought against it in the fall of 2000 in federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The complaint seeks compensatory damages of approximately $3,900,000. Both parties filed, briefed and argued cross-motions for summary judgement. On July 18, 2002, Eaton's motion for partial summary judgement was granted to the limited extent that the court found that SL-MTI sold motors to Eaton with an express warranty and an implied warranty of merchantability and the motion was denied in all other respects, the court indicating that the nature and extent of those warranties would have to be decided by the jury at trial.

III.     Developments Regarding Pennsauken Facility.

On June 12, 2002 the Company and its subsidiary SL Surface Technologies, Inc. ("SurfTech"), were served with notice of a class-action complaint filed in Superior Court of New Jersey for Camden County. The Company and SurfTech are currently two of approximately 39 defendants in this action.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002                                SL INDUSTRIES, INC.
                                                     -------------------
                                                     (Company)

Date: August 19, 2002                             By:  /s/Warren Lichtenstein
                                                  ---------------------------
                                                  Warren Lichtenstein
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: August 19, 2002                             By:  /s/David R. Nuzzo
                                                  ----------------------
                                                  David R. Nuzzo
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)