Form 10-Q
period 2002-09-30
SL INDUSTRIES INC
filed 2002-11-05
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                                     21-0682685
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                   08054
-----------------------------------------------                   -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No____

      The number of shares of common stock outstanding as of November 4, 2002 were 5,895,436.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
              September 30, 2002 and December 31, 2001.........................1
           Consolidated Statements of Operations
               Three Months Ended September 30, 2002 and 2001
                and Nine Months Ended September 30, 2002 and 2001..............2
           Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2002 and 2001..................3

           Notes to Consolidated Financial Statements..........................4



Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................18

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........26

Item 4. Controls and Procedures...............................................26


PART II.   OTHER INFORMATION..................................................26




SIGNATURES....................................................................28

ITEM 1. FINANCIAL STATEMENTS


                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      December 31,
                                                                                 2002              2001
                                                                             ------------       ------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $   5,644,000      $   6,577,000

  Receivables, net                                                              20,687,000         36,041,000
  Inventories, net                                                              18,929,000         20,497,000
  Prepaid expenses                                                               1,116,000            815,000
  Deferred income taxes                                                          6,364,000          6,300,000
                                                                             -------------      -------------
      Total current assets                                                      52,740,000         70,230,000
Property, plant and equipment, less accumulated depreciation
 of $21,608,000 and $18,941,000, respectively                                   18,197,000         18,829,000
Deferred income taxes                                                            2,003,000          2,014,000
Cash surrender value of life insurance policies                                    962,000          1,323,000
Intangible assets, less accumulated amortization
 of $6,316,000 and $6,017,000, respectively                                     14,505,000         14,799,000
Other assets                                                                       569,000            563,000
                                                                             -------------      -------------
       Total assets                                                          $  88,976,000      $ 107,758,000
                                                                             =============      =============
LIABILITIES
Current liabilities:
  Short-term bank debt                                                       $   4,109,000      $   1,367,000
  Long-term debt due within one year                                            20,149,000         35,829,000
  Accounts payable                                                               5,736,000          8,149,000
  Accrued income taxes                                                             356,000          2,019,000
  Accrued liabilities:
     Payroll and related costs                                                   5,710,000          7,609,000
     Other                                                                      10,814,000         11,781,000
                                                                             -------------      -------------
        Total current liabilities                                               46,874,000         66,754,000
Long-term debt less portion due within one year                                     38,000          1,009,000
Deferred compensation and supplemental retirement benefits                       4,276,000          4,268,000
Other liabilities                                                                2,952,000          2,523,000
                                                                             -------------      -------------
        Total liabilities                                                       54,140,000         74,554,000
                                                                             -------------      -------------
Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued                --                 --
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares                                                       1,660,000          1,660,000
Capital in excess of par value                                                  38,763,000         39,025,000
Retained earnings                                                                9,401,000          8,897,000
Accumulated other comprehensive income (loss)                                      305,000             (5,000)
  Treasury stock at cost, 2,407,000 and 2,587,000 shares, respectively         (15,293,000)       (16,373,000)
                                                                             -------------      -------------
        Total shareholders' equity                                              34,836,000         33,204,000
                                                                             -------------      -------------
        Total liabilities and shareholders' equity                           $  88,976,000      $ 107,758,000
                                                                             =============      =============

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three-Months Ended*                Nine-Months Ended*
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                 2002              2001                2002             2001
                                                                 ----              ----                ----             ----
Net Sales                                                    $34,580,000        $33,968,000       $101,937,000       $104,029,000
                                                             -----------        -----------       ------------       ------------
Cost and expenses:
 Cost of products sold                                        22,616,000         22,571,000         67,319,000         70,345,000
 Write-down of inventory                                              --             50,000                 --          2,940,000
 Engineering and product development                           2,114,000          1,979,000          6,165,000          6,560,000
 Selling, general and administrative                           7,936,000          6,836,000         22,853,000         20,325,000
 Depreciation and amortization                                   911,000          1,169,000          2,655,000          3,482,000
 Special charges                                                      --                 --          1,834,000                 --
 Restructuring costs                                                  --          1,783,000            265,000          2,891,000
                                                             -----------        -----------       ------------       ------------
Total cost and expenses                                       33,577,000         34,388,000        101,091,000        106,543,000
                                                             -----------        -----------       ------------       ------------
Income (loss) from operations                                  1,003,000           (420,000)           846,000         (2,514,000)
Other income (expense):
  Interest income                                                 31,000             99,000            171,000            278,000
  Interest expense                                              (443,000)        (1,168,000)        (1,428,000)        (2,628,000)
                                                             -----------        -----------       ------------       ------------
Income (loss) from continuing operations before income taxes     591,000         (1,489,000)          (411,000)        (4,864,000)
Income tax provision  (benefit)                                    8,000           (405,000)          (602,000)        (1,565,000)
                                                             -----------        -----------       ------------       ------------
Income (loss) from continuing operations                         583,000         (1,084,000)           191,000         (3,299,000)
                                                             -----------        -----------       ------------       ------------
Discontinued operations (net of tax)                                  --         (1,626,000)           313,000         (4,244,000)
Net income (loss)                                            $   583,000        $(2,710,000)      $    504,000       $ (7,543,000)
                                                             ===========        ===========       ============       ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations                  $      0.10        $     (0.19)      $       0.03       $      (0.58)
Discontinued operations (net of tax)                                  --              (0.28)              0.06              (0.74)
                                                             -----------        -----------       ------------       ------------
    Net income (loss)                                        $      0.10        $     (0.47)      $       0.09       $      (1.32)
                                                             ===========        ===========       ============       ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE
    Income (loss) from continuing operations                 $      0.10        $     (0.19)      $       0.03       $      (0.58)
    Discontinued operations (net of tax)                              --              (0.28)              0.06              (0.74)
                                                             -----------        -----------       ------------       ------------
    Net income (loss)                                        $      0.10        $     (0.47)      $       0.09       $      (1.32)
                                                             ===========        ===========       ============       ============
Shares used in computing basic net income (loss)
   per common share                                            5,892,000          5,707,000          5,856,000          5,695,000
Shares used in computing diluted net income (loss)
   per common share                                            5,894,000          5,707,000          5,896,000          5,695,000


* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.
See accompanying notes to consolidated financial statements.


                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                                    Three-Months Ended             Nine-Months Ended
                                                                       September 30,                  September 30,
                                                                   2002            2001             2002            2001
                                                               -----------      -----------      -----------     -----------
Net Income (loss)                                              $   583,000      $(2,710,000)     $   504,000     $(7,543,000)
Other comprehensive income (loss):
     Currency translation adjustment, net of related taxes         (92,000)         160,000          310,000         225,000
                                                               -----------      -----------      -----------     -----------
Comprehensive income (loss)                                    $   491,000      $(2,550,000)     $   814,000     $(7,318,000)
                                                               ===========      ===========      ===========     ===========



See accompanying notes to consolidated financial statements

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                     2002              2001
                                                                                                --------------    -------------
OPERATING ACTIVITIES:
 Net income (loss) from continuing operations                                                   $    191,000      $ (3,299,000)
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation                                                                                    2,192,000         2,263,000
   Amortization                                                                                      463,000         1,219,000
   Restructuring charges                                                                             265,000         2,891,000
   Write-down of inventory                                                                                --         2,940,000
   Provisions for losses on accounts receivable                                                      (41,000)          154,000
   Additions to other assets                                                                        (163,000)         (206,000)
   Cash surrender value of life insurance premiums                                                    16,000          (781,000)
   Deferred compensation and supplemental retirement benefits                                        411,000           427,000
   Deferred compensation and supplemental retirement benefit payments                             (1,919,000)         (357,000)
   (Increase) decrease in deferred income taxes                                                      554,000        (3,620,000)
   (Gain) loss on sales of assets,net                                                               (141,000)            1,000
   Investment in Kreiss Johnson                                                                           --           107,000
   Changes in operating assets and liabilities, excluding effects of business dispositions:
     Accounts receivable                                                                           1,456,000        (1,665,000)
     Inventories                                                                                   2,008,000          (513,000)
     Prepaid expenses                                                                               (281,000)           66,000
     Accounts payable                                                                             (1,573,000)       (3,320,000)
     Other accrued liabilities                                                                    (3,564,000)       (2,948,000)
     Accrued income taxes                                                                          2,910,000         2,948,000
                                                                                                ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                2,784,000        (3,683,000)
                                                                                                ------------      ------------
INVESTING ACTIVITIES:
  Proceeds from sales of assets                                                                      167,000         1,035,000
  Purchases of property, plant, and equipment                                                     (1,409,000)       (1,911,000)
  Decrease in notes receivable                                                                         1,000            29,000
  Proceeds from cash surrender life insurance policies                                            10,676,000                --
                                                                                                ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                9,435,000          (847,000)
                                                                                                ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from life insurance policy                                                                     --           256,000
  Proceeds from short-term debt                                                                    2,428,000         1,144,000
  Proceeds from long-term debt                                                                    15,100,000        16,100,000
  Payments on long-term debt                                                                     (31,733,000)      (12,632,000)
  Proceeds from stock options exercised                                                              756,000           449,000
  Treasury stock sold                                                                                 62,000            89,000
                                                                                                ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              (13,427,000)        5,406,000
                                                                                                ------------      ------------
NET CASH PROVIDED BY(USED IN) DISCONTINUED OPERATIONS                                                 25,000          (827,000)

Effect of exchange rate changes on cash                                                              250,000           206,000
                                                                                                ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             (933,000)          255,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   6,577,000         1,189,000
                                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  5,644,000      $  1,444,000
                                                                                                ------------      ------------


Supplemental disclosures of cash flow information:

   Cash paid during the year for:

     Interest                                                                                   $  1,655,000      $  2,680,000
     Income taxes                                                                               $  1,703,000      $  1,387,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements -- Unaudited

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

On May 23, 2002, the Company and its lenders reached an agreement pursuant to which the lenders granted a waiver of default and amendments to the violated financial covenants, so that the Company would be in full compliance with the Revolving Credit Facility. The agreement provides, among other things, for the Company to pay-down outstanding borrowings by $689,000 to $25,500,000 and for the payment to the lenders of an amendment fee of $130,000.

The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by October 31, 2002. The Company did not repay the Revolving Credit Facility prior to October 31, 2002 and paid such facility fee. The Company is currently negotiating to refinance the Revolving Credit Facility, although there can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to December 31, 2002 or that the Revolving Credit Facility will be refinanced successfully (See Note 6).

In connection with the refinancing of the Company's Revolving Credit Facility, the Company signed a commitment letter with a nationally recognized lending institution to refinance its existing Revolving Credit Facility, such commitment letter terminates on November 18, 2002. The Company had also signed a commitment letter with Steel Partners II, LP, an entity controlled by the Company's Chairman and Chief Executive Officer, to provide a subordinated loan in the amount of $5,000,000 in connection with the refinancing of the Revolving Credit Facility. As the refinancing did not occur, the subordinated loan was not made.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. RECEIVABLES

Receivables at September 30, 2002 and December 31, 2001 consisted of the following:

                                          September 30,   December 31,
                                              2002           2001
                                                 (in thousands)
                                          ----------------------------
Trade receivables                           $ 20,738      $ 20,189
Less allowances for doubtful accounts
                                                (310)         (568)
                                            --------      --------
                                              20,428        19,621
Receivables for life insurance policies
surrendered                                       --        10,229
Recoverable income taxes                         259         4,355
Other                                             --         1,836
                                            --------      --------
                                            $ 20,687      $ 36,041
                                            ========      ========

In January 2002, the Company received $10,229,000 from the surrender value of life insurance policies. In June 2002 the Company received a $2,200,000 United States tax refund. In July 2002 the Company received a $1,400,000 German tax refund both of which were classified as recoverable income taxes at December 31, 2001. These funds were used principally to pay down debt under the Company's Revolving Credit Facility (See Notes 1 and 6).

3. INVENTORIES

Inventories at September 30, 2002 and December 31, 2001 consisted of the following:

                                          September 30,   December 31,
                                               2002           2001
                                                  (in thousands)
                                          ----------------------------
Raw materials                               $ 13,502      $ 15,341
Work in process                                5,952         5,261
Finished goods                                 2,490         3,401
                                              ------        ------
                                              21,944        24,003
Less allowances                               (3,015)       (3,506)
                                              ------        ------
                                            $ 18,929      $ 20,497
                                            ========      ========


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

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                                        Three Months Ended September 30,
                                               2002                                          2001
                            -----------------------------------------       ---------------------------------------
                                                    (in thousands, except per share amounts)

                            Net Income from                 Per Share       Net (Loss) from               Per Share
                              Continuing                      Amount            Continuing      Shares      Amount
                             Operations         Shares                        Operations
                            ---------------------------------------------------------------------------------------
Basic net income (loss)
per common share              $   583           5,892        $0.10             $(1,084)          5,707     $ (0.19)

Effect of dilutive
securities                         --               2          --                   --              --         --
                                 --------       ------       -----              -------          -----      ------
Diluted net income (loss)
per common share              $   583           5,894        $0.10             $(1,084)          5,707     $ (0.19)
                                 ========       ======       =====              =======          =====     ========


                                                         Nine Months Ended September 30,
                                               2002                                          2001
                            -----------------------------------------       ----------------------------------------
                                                       (in thousands, except per share amounts)

                            Net Income from                 Per Share       Net (Loss) from
                              Continuing                    Amount           Continuing                   Per Share
                              Operations        Shares                       Operations         Shares    Amount
                            ----------------------------------------------------------------------------------------
Basic net income (loss)
per common share                  $   191        5,856        $ 0.03            $(3,299)         5,695      $(0.58)

Effect of dilutive
securities                             --           40           --                  --             --           --
                                  -------        -----        ------            -------          -----      ------
Diluted net income (loss)
per common share                  $   191        5,896        $ 0.03            $(3,299)         5,695      $(0.58)
                                  =======        =====        ======            =======          =====      ======

For the three month and nine-month periods ended September 30, 2001, common stock options of 1,527,066 and 351,658, respectively, were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month and nine-month periods ended September 30, 2002, options to purchase 586,784 and 539,264 shares of stock, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial accounting Standard No. 141, "Business Combinations" ("SFAS No. 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS No.141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. In June 2001, the Company adopted this statement, which did not have any impact on its consolidated financial position or results of operations.

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. This statement is effective for the Company's 2002 fiscal year. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and will implement the remaining provisions during 2002. The Company conducted its initial test for impairment in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded during the quarter. The Company will test for impairment after the annual forecasting process is completed which will occur in the fourth quarter of the year or as impairment indicators arise.

There were no changes in the classifications of intangible assets or their remaining useful lives upon adoption of this pronouncement.

The components of intangible assets are as follows:

INTANGIBLE ASSETS:

                                        September 30, 2002                             December 31, 2001

                                          Accumulated                                     Accumulated
                           Gross Value    Amortization    Net Value       Gross Value     Amortization       Net Value
                           -----------    ------------    ---------       -----------     ------------      ---------
                                                                 (in thousands)
Goodwill                       15,482           2,192          13,290         15,482             2,192         13,290
                               ------           -----          ------         ------             -----         ------
Patents                           936             507             429            932               454            478
Covenant Not To Compete         2,980           2,875             105          2,980             2,660            320
Trademarks                        922             273             649            921               245            676
Other                             501             469              32            501               466             35
                               ------           -----          ------         ------             -----         ------
                               20,821           6,316          14,505         20,816             6,017         14,799
                               ------           -----          ------         ------             -----         ------

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $154,000 in 2003, $112,100 in years 2004 through 2006 and $111,000 in 2007.

The following table reflects the adjustment to exclude goodwill amortization expense (including related tax effects) recognized in the prior periods as presented (in thousands, except per share amounts):

                                   Three Months Ended September 30,  Nine Months Ended September 30,

                                         2002          2001                 2002        2001
                                         ----          ----                 ----        ----
Reported net income (loss)            $     583     $  (2,710)     $         504     $  (7,543)
Add back goodwill amortization               --           127                 --           363
                                      ---------     ---------      -------------     ---------
   Adjusted net income (loss)         $     583     $  (2,583)     $         504     $  (7,180)
                                      ---------     ---------      -------------     ---------

Income (loss) per share - basic
   Reported net income (loss)         $     .10     $    (.47)     $         .09     $   (1.32)
   Goodwill amortization                     --           .02                 --           .06
                                      ---------     ---------      -------------     ---------
    Adjusted net income (loss)        $     .10     $    (.45)     $         .09     $   (1.26)
                                      ---------     ---------      -------------     ---------
Income (loss) per share - diluted
   Reported net income (loss)         $     .10     $    (.47)     $         .09     $   (1.32)
   Goodwill amortization                     --           .02                 --           .06
                                      ---------     ---------      -------------     ---------
   Adjusted net income  (loss)        $     .10     $    (.45)     $         .09     $   (1.26)
                                      ---------     ---------      -------------     ---------

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No.142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company's 2002 fiscal year. Effective January 1, 2002, the Company adopted this Statement, which did not have an impact on its consolidated financial position or results of operations.

6. DEBT

Debt consists of the following:

                                   September 30,  December 31,
                                       2002          2001
                                       ----          ----
                                          (in thousands)
Short-term bank debt                 $  4,109      $  1,367
                                     --------      --------
Revolving lines of credit            $ 20,057      $ 35,689
Mortgages payable                         130         1,149
                                     --------      --------
                                       20,187        36,838
Less portion due within one year      (20,149)      (35,829)
                                     --------      --------
Long-term bank debt                  $     38      $  1,009
                                     ========      ========

Under the terms of the Revolving Credit Facility, the Company can borrow for working capital and other purposes at the prime interest rate plus two percent. Borrowings under the Revolving Credit Facility are collateralized by substantially all of the Company's assets. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain financial and non-financial covenants, the most restrictive of which require certain levels of quarterly net income and a quarterly minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, to the sum of operating rent, capital expenditures and interest charges. In addition, the Company is prohibited under the Revolving Credit Facility from paying dividends. The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a Facility fee of approximately $780,000 in the event that the "Facility" is not repaid by October 31, 2002. The Company did not refinance the Revolving Credit Facility by October 31, 2002 and paid the Facility fee on November 4, 2002, which will be recorded as interest expense in the fourth quarter of the year.

As of September 30, 2002, outstanding borrowings under the Company's Revolving Credit Facility were $20,057,000. The Company had available borrowings of $4,900,000 under the Revolving Credit Facility as of September 30, 2002.

The Company's German subsidiary Elektro-Metall Export GmbH ("EME") also has $5,570,000 in lines of credit with several banks in Germany. One of those banks, Deutsche Bank, has indicated that it will terminate its line in two stages, December 31, 2002 and the remainder of the line at March 31, 2003. EME's management is presently engaged in discussions with its other two existing lenders to extend and increase their lines of credit, which expire March 31, 2003. Under the terms of its current lines of credit, EME can borrow for any purpose at interest rates ranging from 7.125% to 8.25%. No financial covenants are required.

7. ACCRUED LIABILITIES OTHER

Accrued liabilities and Other at September 30, 2002 and December 31, 2001 consisted of the following:

                                                September 30,      December 31,
                                                    2002            2001
                                                   -------         -------
                                                        (in thousands)
Taxes other than income                            $   867         $   902
Insurance                                               --             479
Advertising and promotions                              69              79
Interest                                                53             280
Commissions                                            503             543
Royalties                                               84              64
Professional fees and other expenses                   904           1,389
Reserves for other fees and services                 2,034           1,374
Deferred revenue                                     2,761           3,760
Other                                                3,539           2,911
                                                   -------         -------
                                                   $10,814         $11,781
                                                   =======         =======

In November 2001, EME received approximately $4,100,000 as a progress payment related to a customer contract. The contract requires that the cash received from this progress payment be specifically utilized for expenditures related to EME's performance under this program. As of September 30, 2002, $2,761,000 and at December 31, 2001, $3,760,000 of this progress payment was classified as deferred revenue and included in other accrued liabilities in the accompanying Consolidated Balance Sheets. EME is also restricted as to the use of the cash related to this progress payment. As of September 30, 2002, $2,638,000 of the Company's cash balance is restricted for use on this customer contract only.

Also included in the above accruals is a restructuring reserve of $274,000 at September 30, 2002 (there are no remaining severance payments to be made against this reserve) and $1,163,000 at December 31, 2001. During the third quarter of 2002, $26,000 was charged against the restructuring reserve, all of which were cash items. The restructuring reserve established during the year ended December 31, 2001 was primarily in response to a significant reduction in the demand for products by telecommunication equipment manufacturers.

8. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state, and local governmental laws and regulations and is also party to certain legal actions.

LITIGATION

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), is currently defending a cause of action, brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC ("Eaton") alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The high precision motor was developed for use in an aircraft actuation system intended for use by Vickers Corporation. The complaint seeks compensatory damages of approximately $3,900,000.

As part of pre-trial motions, both parties filed, briefed and argued cross-motions for summary judgment. On July 18, 2002, Eaton's motion for partial summary judgment was granted to the limited extent that the court found that SL-MTI sold motors to Eaton with an express warranty and an implied warranty of merchantability. Eaton's motion was denied in all other respects with the court indicating that the nature and extent of those warranties would have to be decided by a jury at trial. The trial commenced on October 28, 2002 and is expected to conclude during the first week of November 2002.

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

ENVIRONMENTAL

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

The Company is a party to an administrative action in connection with Surf Tech's Pennsauken facility, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection. The Company believes that it has a significant defense against all or any part of the claim and that any material impact is unlikely.

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

Various legal actions, environmental investigations, proceedings and claims are pending, including those as mentioned above, or may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, and the outcome of any individual matter cannot be predicted with assurance. The Company has established reserves for certain of the matters discussed in the foregoing paragraphs, where losses are deemed probable. It is possible, however, that some of the matters discussed in the foregoing paragraphs for which reserves have not been established could be decided unfavorably and require the Company to pay damages and other expenditures. Although the Company expects, based on analysis and recommendations from various outside counsels and other experts, that it has established adequate reserves for certain other matters, an unfavorable decision in any individual matter could exceed the estimated reserve. While management believes the Company has strong defenses in each of these actions, an unfavorable decision in any one of these actions could have a material adverse effect on the Company's financial condition.

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

In April 2002, the FASB adopted Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact, if any, that implementation of this statement will have on its results of operations or financial position.

In June 2002, the FASB issued Statement 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force

(EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact if any, that implementation of this statement will have on its results of operations or financial position.

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

The three-month and nine month periods ended September 30, 2001 have been reclassified to conform to the current reporting structure. The unaudited comparative results for the three-month and nine-month periods are as follows:


                   Three Months Ended          Nine Months Ended
                     September 30,               September 30,

                    2002        2001         2002         2001
                    ----        ----         ----         ----
                                  (in thousands)
Net sales from continuing operations:
Condor           $ 10,575     $ 10,527     $ 27,773     $ 38,760
Teal                5,295        3,293       14,384        9,508
SL-MTI              4,788        5,257       16,738       13,560
EME                 7,495        6,445       19,394       20,089
RFL                 5,873        7,641       21,906       19,870
Surf Tech             554          805        1,742        2,242
Other                  --           --           --           --
                 --------     --------     --------     --------
Consolidated     $ 34,580     $ 33,968     $101,937     $104,029
                 ========     ========     ========     ========

                   Three Months Ended       Nine Months Ended
                       September 30,           September 30,

                    2002         2001         2002        2001
                    ----         ----         ----        ----
                                (in thousands)
Operating income (loss) from continuing operations:
Condor           $   849      $  (969)     $ 1,044      $(4,687)
Teal                 620           21        1,387          543
SL-MTI               174          268        1,113          967
EME                1,005          897        1,687        2,902
RFL                  586          942        2,798        2,263
Surf Tech           (156)         (23)        (642)        (319)
Other             (2,075)      (1,556)      (6,541)      (4,183)
                 -------      -------      -------      -------
Consolidated     $ 1,003      $  (420)     $   846      $(2,514)
                 =======      =======      =======      =======

Included in "Other" for the three months ended September 30, 2002 are corporate expenses, environmental charges, professional and legal fees and other costs incurred, which are Company related costs not specifically allocated to the reportable business units. These charges were partially offset by a gain recorded by the Company related to the sale of real property located in Auburn, New York. There were no significant restructuring or special charges recorded during the current quarter.

Included in "Other" for the nine months ended September 30, 2002 were special charges of $1,834,000 related to change-of-control and proxy costs, a $772,000 addition to the reserve for environmental matters, professional, legal fees and other expenses not specifically allocated to the reportable business units. These charges were partially offset by the gain on the sale of real property mentioned above.

                         September 30,   December 31,
                             2002           2001
                         -------------   ------------
                               (in thousands)
Identifiable assets:
Condor                    $ 18,669       $ 20,740
Teal                        11,383          9,834
SL-MTI                       9,536         11,637
EME                         23,860         23,524
RFL                         16,193         17,445
Surf Tech                    3,133          3,929
Other                        6,202         20,649
                          --------       --------
Consolidated              $ 88,976       $107,758
                          ========       ========


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

As of September 30, 2002, the Company had $760,000 accrued for any liabilities (excluding accrued income taxes) related to SLW Holdings, compared to $1,519,000 at December 31, 2001.

13. SALE OF BUSINESS AND SELECT ASSETS

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

The Company's Board of Directors has determined to continue to explore a sale of the Company of one or more of its divisions in order to maximize shareholder value. On August 8, 2002, Imperial Capital, LLC was engaged to spearhead the Company's initiative to explore a sale of some or all of its businesses and will also assist management in its ongoing efforts to secure new long term debt to refinance the Company's current Revolving Credit Facility.

On July 18, 2002 the Company sold its real property located in Auburn, New York for $175,000 in cash. The Auburn property is the former industrial site of SL Auburn, Inc., a manufacturer of spark plugs and ignition systems. SL Auburn, Inc. was sold by the Company in May 1997. The gain from this transaction has been recorded in the Company's third quarter financial results.

14. RELATED PARTY TRANSACTIONS

During the current year the Company has been billed $219,000 in legal fees by Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm in which a director of the Company is a senior partner.

In connection with the refinancing of the Revolving Credit Facility, the Company executed a commitment letter with Steel Partners II, L.P., an entity controlled by the Company's Chairman and Chief Executive Officer. The commitment letter was provided in the amount of $5,000,000 by Steel Partners to make a subordinated loan in connection with the refinancing of the Revolving Credit Facility. As the refinance did not occur, the subordinated loan was not made.

15. SUBSEQUENT EVENTS

The Company filed a registration statement with the Securities and Exchange Commission on October 11, 2002 relating to an anticipated distribution to its shareholders of subscription rights to purchase additional shares of common stock of the Company. Upon the effectiveness of the registration statement, the Company will distribute to its shareholders of record as of the record date, which has not yet been determined, a fixed amount of non-transferable rights to subscribe for shares of its common stock. It is anticipated that each right will entitle the holder to purchase one share of the Company's common stock at a subscription price to be determined. The number of rights to be issued with respect to each outstanding share on the record date is also to be determined. Steel Partners II, L.P., an entity controlled by the Company's Chairman and Chief Executive Officer, has agreed to purchase any shares of common stock of the Company available under the rights offering that are not purchased by the Company's shareholders, subject to a $5,000,000 limit.

The Company anticipates that the rights offering will begin promptly following the effectiveness of the registration statement filed with the Securities and Exchange Commission, and will continue for thirty days thereafter. The proceeds of the rights offering will be used to fund working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically financed its operations and growth primarily through funds generated from operations and borrowings under the Revolving Credit Facility, as such term is defined in Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2002, the net cash provided by operating activities was $2.8 million, as compared to net cash used by operating activities of $3.7 million during the nine months ended September 30, 2001. The increase, as compared to the same period last year, resulted primarily from improved operating results, significant reductions in inventory and collections of receivables, particularly collection of recoverable income taxes, partially offset by payments under deferred compensation and retirement plans and reductions in accrued liabilities.

During the nine months ended September 30, 2002, the net cash provided by investing activities was $9.4 million. This was primarily generated by the proceeds from the surrender of life insurance policies of $10.7 million received during the first quarter of the year. In the nine-month period ended September 30,2001, the Company used $0.8 million of net cash, principally due to the purchase of equipment offset by the proceeds from the sale of assets.

During the nine months ended September 30, 2002, net cash used by financing activities was $13.4 million, primarily related to the pay down of the Revolving Credit Facility in the net amount of $15.6 million. In the comparable period last year, financing activities provided cash of $5.4 million, principally due to net borrowings from the Revolving Credit Facility of $3.5 million.

As of September 30, 2002, the Company had principal debt outstanding of $20.0 million under the Revolving Credit Facility, as compared to $35.7 million at December 31, 2001. The reduction in the Revolving Credit Facility balance is due primarily to improved operating performance, the $10.7 million receipt of the cash surrender value of life insurance policies and $3.6 million in tax refunds. The Revolving Credit Facility provides for the Company to borrow up to $25.5 million, subject to commitment fees, but not compensating balances. The Revolving Credit Facility contains limitations on borrowings and requires maintenance of certain levels of quarterly net income and a minimum fixed charge coverage ratio, which is the ratio of earnings before interest, taxes, depreciation and amortization, plus operating rent, to the sum of operating rent, capital expenditures and interest charges. The Company is also prohibited from paying dividends under the Revolving Credit Facility. The Company had $4.9 million available for borrowings under its Revolving Credit Facility as of September 30, 2002.

The Revolving Credit Facility matures on December 31, 2002 and provides for the payment of a facility fee of $780,000 in the event that the Revolving Credit Facility is not repaid by October 31, 2002. The Company did not repay the Revolving Credit Facility prior to October 31, 2002 and paid such facility fee. The Company is currently negotiating to refinance the Revolving Credit Facility, although there can be no assurance that the Company will be able to refinance the Revolving Credit Facility prior to December 31, 2002 or that the Revolving Credit Facility will be refinanced successfully.

In connection with the refinancing of the Company's Revolving Credit Facility, the Company signed a commitment letter with a nationally recognized lending institution to refinance its existing Revolving Credit Facility, such commitment letter terminates on November 18, 2002. The Company had also signed a commitment letter with Steel Partners II, LP, an entity controlled by the Company's Chairman and Chief Executive Officer, to provide a subordinated loan in the amount of $5,000,000 in connection with the refinancing of the Revolving Credit Facility. As the refinancing did not occur, the subordinated loan was not made.

The Company has retained Imperial Capital, LLC to spearhead the Company's initiative to explore a sale of some or all of its businesses and to assist management in its ongoing efforts to secure new long term debt to refinance the Company's current Revolving Credit Facility which matures on December 31, 2002.

The Company's German subsidiary, EME, also has $5.6 million in lines of credit with its banks in Germany. One of those banks, Deutsche Bank, has indicated that it will terminate its line in two stages, December 31,2002 and the remainder of the line on March 31,2003. EME's management is presently engaged in discussions with its other two existing lenders to extend and increase their lines of credit, which expire March 31, 2003. Under the terms of its current lines of credit, EME can borrow for any purpose at interest rates ranging from 7.125% to 8.25%. No financial covenants are required.

The Company's current ratio was 1.1 to 1 at September 30, 2002 and December 31, 2001. This ratio was maintained for the period ended September 30, 2002, primarily due to the receipt of life insurance proceeds of $10,676,000 used to pay down current debt, principally the Revolving Credit Facility, which was classified as current debt as of December 31, 2001.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 41% at September 30, 2002 and 54% at December 31, 2001. During the first nine months of 2002 total borrowings decreased by $13,909,000.

Capital expenditures of $1,409,000 made during the first nine months of 2002 primarily related to improvements in process technology, equipment and building repairs. During the remaining quarter of 2002, the Company plans to incur up to $1,300,000 of capital expenditures. This amount is subject to change depending upon a number of factors including certain market conditions within the Company's business segments and availability of financing.

During the first nine months of 2002, the Company has been able to generate adequate amounts of cash to meet its operating needs. During the first nine months of 2002, Teal, RFL and MTI had produced positive cash flow, aggregating approximately $5,300,000. Condor, EME and Surf Tech experienced negative cash flow for the same period. Condor's cash flow was negatively impacted by payments made against its restructuring reserve of $600,000 and deferred compensation payments of $1,252,000. Without these cash payments, Condor would have been cash flow positive. EME experienced negative cash flow primarily due to the pay down of accounts payable and performance under a long-term contract for which they received a large cash advance in 2001 (See Note.7). Surf Tech's negative cash flow was primarily due to its move to consolidate into one location.

With the exception of Surf Tech and the segment reported as "Other" (which consists primarily of corporate office expenses and accruals not specifically allocated to the reportable business units), all of the Company's operating segments were profitable at the operating level for the first nine months of 2002. Surf Tech's operating loss was $642,000. Surf Tech is facing historically low demand in its marketplace and its operations have been consolidated into one facility. Included in "Other" are special charges for the nine months ended September 30, 2002 of $1,834,000 related to the change-of-control and proxy costs (see Note 9). Also in "Other" is a $772,000 addition to the reserve for environmental matters, professional and legal fees and other expenses not allocated to the reportable business units.

The following is a summary of the Company's contractual obligations for the periods indicated that existed as of September 30, 2002:


                            LESS THAN     1 TO 3    4 TO 5    AFTER 5
                              1 YEAR       YEARS     YEARS     YEARS     TOTAL
                            ---------     ------    ------    -------    ------
                                               (in thousands)

Operating Leases                 920       1,396     1,332       166      3,814

Debt                          24,258          38         0         0     24,296

Capital Leases                   152         286       194         0        632

Standby Letter Of Credit         543           0         0         0        543
                              ------      ------    ------    ------     ------
TOTAL                         25,873       1,720     1,526       166     29,285
                              ------      ------    ------    ------     ------

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that projected cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements through December 31, 2002. The Revolving Credit Facility matures December 31, 2002. The Company is currently negotiating to refinance the Revolving Credit Facility. A failure to refinance the Revolving Credit Facility would have a material adverse effect on the Company.

EUROPEAN MONETARY UNIT ("EURO")
In 1999, most member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the European Union's new currency, the euro. This conversion permitted transactions to be conducted in either the euro or the participating countries' national currencies. On February 28, 2002, these countries permanently withdrew their national currencies as legal tender and replaced their currencies with euro notes and coins.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2001

The table below shows the comparison of net sales from continuing operations for the quarter ended September 30, 2002, and the quarter ended September 30, 2001:

                    Increase/         Increase/      Three Months    Three Months
                 (Decrease) over   (Decrease) over      Ended           Ended
                  same quarter       same quarter    September 30,   September 30,
                    last year         last year          2002            2001
                    ---------         ---------         ------          ------
                     Percent            Amount          Amount          Amount
                     -------            ------          ------          ------
                                            (in thousands)
Condor                  0.5%            $    48        $ 10,575        $ 10,527
Teal                   60.8               2,002           5,295           3,293
SL-MTI                 (8.9)               (469)          4,788           5,257
EME                    16.3               1,050           7,495           6,445
RFL                   (23.1)             (1,768)          5,873           7,641
Surf Tech             (31.2)               (251)            554             805
                     ------             -------         -------         -------
TOTAL                   1.8%            $   612         $34,580         $33,968
                     ------             -------         -------         -------

Consolidated net sales from continuing operations for the three-month period ended September 30, 2002 increased by $.6 million, or 1.8%, compared to the same quarter last year. This increase was due to significant increases in sales at Teal and EME offset by a significant decrease in RFL and to a lesser extent MTI and Surf Tech. Sales at Condor were relatively flat on a comparative basis, which reflects improved productivity over the prior year since it substantially reduced the breadth of its telecommunications-related product line. Teal's increase is related to a significant increase in its medical imaging business. EME's increase is primarily attributable to its wire harness business. The decrease in RFL is a combination of the following factors: lower international sales and a slow down in revenues from domestic utility customers and a relatively high sales volume in the prior year quarter.

The Company had income from operations of $1,003,000 for the three-month period ended September 30, 2002, as compared to an operating loss of $420,000 for the corresponding prior year period. During the quarter ended September 30, 2001, the Company recorded a charge of $1,783,000 as a result of the restructuring charges and asset write-downs primarily at Condor and MTI. Without these charges the Company would have recorded operating income of $1,363,000 for the quarter ended September 30, 2001. There were no significant restructuring charges and write-downs recorded in the current year quarter. Included in "Other" are corporate expenses, environmental charges, legal and professional fees and other costs incurred, which are Company related costs not allocated to the Company's reportable business units. The current quarter's operating income was positively affected by the implementation of SFAS No. 142, which required the discontinuation of goodwill amortization effective January 1, 2002 (see Note 5). The gross amount of goodwill amortized in the prior year quarter was $210,000.

Cost of products sold for the three-month period remained about the same as compared to the same period last year even as sales increased 1.8%, as a percentage of net sales, cost of products sold for the three-month period was 65%, as compared to 67% during the same period last year. Condor's cost of sales decreased from 71% in 2001 to 62% in 2002 due to manufacturing efficiencies as a result of the termination of a substantial portion of its telecommunications-related product line and improved manufacturing. The remaining business segments' cost of sales remained relatively constant as a percentage of sales, as compared to the prior year quarter, except MTI and Surf Tech. MTI experienced lower sales volume, which effected manufacturing productivity. Surf Tech's business is a relatively minor portion of the consolidated operations.

Engineering and product development expenses for the three-month period increased by 7%, as compared to the same period last year. MTI's expenses were slightly higher than last year and Condor's expenses were lower due primarily to the consolidation of engineering facilities. The overall increase was $135,000. As a percentage of net sales, engineering and product development expenses for the comparable three months ended September 30, 2002 and 2001 were 6%.

Selling, general and administrative expenses for the three-month period increased 16%, or $1,100,000 as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2002 were 23%, as compared to 20% for the same period last year. The increased cost was primarily due to increased legal fees and expenses and higher commissions and bonus accruals due to increased operating profits.

Depreciation and amortization expenses for the current three-month period decreased by $258,000, or 22%, due to the reduced fixed asset base. Also effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization, which was $210,000 in the third quarter of 2001.

For the three-month period ended September 30, 2001, the Company recorded a restructuring charge of $1,783,000 and an inventory write down of $50,000. There were no significant charges of this nature recorded during the quarter ended September 30, 2002.

Interest income decreased for the current three-month period by $68,000, as compared to the same period last year. Interest expense for the current three-month period decreased by $725,000, or 62%, due primarily to the significant reduction of debt as compared to the prior year quarter and lower interest rates in the current quarter.

The effective tax rate for the three-month period ended September 30, 2002, was less than the statutory rate primarily due to the recovery of tax benefits not previously recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

The table below shows the comparison of net sales from continuing operations for the nine months ended September 30, 2002 and September 30, 2001:

                    Increase/         Increase/       Nine Months     Nine Months
                 (Decrease) over   (Decrease) over      Ended           Ended
                   same period       same period     September 30,   September 30,
                    last year         last year          2002            2001
                    ---------         ---------         ------          ------
                     Percent            Amount          Amount          Amount
                     -------            ------          ------          ------
                                            (in thousands)
Condor                (28.3)%         $(10,987)        $ 27,773        $ 38,760
Teal                   51.3              4,876           14,384           9,508
SL-MTI                 23.4              3,178           16,738          13,560
EME                    (3.5)              (695)          19,394          20,089
RFL                    10.2              2,036           21,906          19,870
Surf Tech             (22.3)              (500)           1,742           2,242
                   --------           --------         --------        --------
TOTAL                  (2.0)%         $ (2,092)        $101,937        $104,029
                   --------           --------         --------        --------

Consolidated net sales from continuing operations for the nine months ended September 30, 2002 decreased by $2.1 million, or 2%, compared to the same period last year. This decrease was due mainly to decreases at Condor of $11.0 million, or 28%, and at EME of $0.7 million, or 4%. These decreases were partially offset by relatively strong performances by the other business segments except Surf Tech, which represents only 2% of consolidated sales. Condor sales were adversely impacted by its reduction of a significant amount of its products offered under its telecommunications-related product line. EME's sales were principally affected by lower sales in the European commercial aerospace market.

The Company had operating income of $846,000 for the nine months ended September 30, 2002, as compared to an operating loss of $2,514,000 for the corresponding prior year period. During the nine months ended September 30, 2002, the Company recorded (a) a charge of $265,000 as a result of the restructuring charges recorded at Condor, (b) special charges of $1,834,000 related to change-of-control and proxy costs and (c) a $500,000 addition to the reserve for environmental matters. Without these charges the Company would have had an operating profit of $3,445,000. In the comparable period last year the Company recorded restructuring charges of $2,891,000 and an inventory write down of $2,940,000. Without these charges the Company would have had an operating profit of $3,317,000. Included in "Other" are the special charges, the environmental charge, additional costs for professional fees and other costs incurred, which are Company related costs not specifically allocated to continuing operations. The current period nine month operating income was positively affected by the implementation of SFAS No. 142, which required the discontinuation of goodwill amortization effective January 1, 2002 (see Note 5). Related amortization charged to last years operating costs was $599,000.

Cost of products sold for the nine months ended September 30, 2002 decreased by 4%, as compared to the same period last year. As a percentage of net sales, cost of products sold for the current nine-month period was 66%, as compared to 67% during the same period last year.

Significant improvements were made at Condor which improved its costs of products sold to 66% in the current year compared to 74% last year. Condor improved its cost of products sold in the current year as a result of a substantial reduction of the breadth of its telecommunications-related product line, as well as improved manufacturing efficiencies. Teal's costs of products sold went from 58% last year to 65% in the current year due to product mix. Earlier in the year Teal began a new major program with one customer, which included volume price discounts and had significant sales and increased production prototypes. All other reporting business unit's cost of sales percentages were relatively constant as compared to last year.

Engineering and product development expenses for the nine months ended September 30, 2002 decreased 6%, as compared to the same period last year, due primarily to the consolidation of engineering facilities at Condor. As a percentage of net sales, engineering and product development expenses for the nine months ended September 30, 2002 were 6%, as compared to 6% for the same period last year.

Selling, general and administrative expenses for the nine months ended September 30, 2002 increased 13%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2002 were 22%, as compared to 20% for the same period last year. The percentage increase was primarily due to lower sales, a $500,000 addition to the reserve for environmental matters recorded in the first quarter of 2002 and increased bonus accruals based on significantly improved operating results.

Depreciation and amortization expenses for the nine months ended September 30, 2002 decreased by $827,000, or 24%, due to the reduced fixed asset base and intangible impairment write-offs at Condor in 2001. Also effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization, which amounted to $599,000 for the nine months ended September 30, 2001 (see Note 5).

Interest income for the nine months ended September 30, 2002 decreased by $107,000, as compared to the same period last year. Interest expense for the nine-month period decreased by $1,200,000, or 46%, due primarily to the significant reduction of debt as compared to the prior year period.

The effective tax rate for the nine-month period ended September 30, 2002, was less than the statutory rate primarily due to the recovery of tax benefits not previously recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As disclosed in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, SL-MTI is currently defending a cause of action, brought against it in the fall of 2000 in federal district court for the western district of Michigan. The lawsuit was filed by Eaton Aerospace LLC ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor. The complaint seeks compensatory damages of approximately $3,900,000. Both parties filed, briefed and argued cross-motions for summary judgement. On July 18, 2002, Eaton's motion for partial summary judgement was granted to the limited extent that the court found that SL-MTI sold motors to Eaton with an express warranty and an implied warranty of merchantability and the motion was denied in all other respects, the court indicating that the nature and extent of those warranties would have to be decided by the jury at trial. The trial commenced on October 28, 2002 and is expected to conclude during the first week of November 2002.

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

There have been no other material changes to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. See Part I, Item 3 - Legal Proceedings of such Annual Report and Note 9 to the Consolidated Financial Statements included herein for additional information on these matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 1, 2002, the Company was notified that it was in default under the Revolving Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000 on March 1, 2002. On May 23, 2002, the Company and its lenders reached an agreement, pursuant to which the lenders granted a waiver of default and amendments to the violated financial covenants, so that upon effectiveness of the waiver, the Company was in full compliance with the Revolving Credit Facility. For additional information on this matter see the Company's filing on Form 8-K dated May 23, 2002. Also, see Notes 1 and 6 in the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the period covered by this report:

On July 22, 2002, the Company filed a current Report on Form 8-K under Item 4 which related to a "Change in Registrant's Certifying Accountants." The Company dismissed Arthur Andersen LLP as its independent accountants and engaged Grant Thornton LLP as its new independent accountants. On July 31, 2002 the Company filed a Report on Form 8-K/A, related to this matter.

On July 25, 2002 the Company filed a current Report on Form 8-K under Item 5 announcing certain recent developments.

On August 15, 2002, the Company filed a Form 8-K under Item 5 announcing it retained Imperial Capital, LLC to act as its financial advisory.

On August 28, 2002, the Company filed a Form 8-K under Item 7 and Item 9 announcing its financial results for the second quarter ended June 30, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2002                     SL INDUSTRIES, INC.
                                           ------------------------
                                           (Company)

                                           By: /s/ Warren Lichtenstein
                                              ---------------------------
                                              Warren Lichtenstein
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                           By: /s/ David R. Nuzzo
                                              ---------------------------
                                              David R. Nuzzo
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350)

  I, WARREN LICHTENSTEIN, certify that:

      1. I have reviewed this quarterly report of Form 10-Q of SL Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 3a-14 and l5d-14) for the registrant and we have:

            a) designed such disclosed controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002                  By: /s/
                                           ---------------------------------
                                           WARREN LICHTENSTEIN
                                           Chairman of the Board and
                                           Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350)

  I, DAVID R. NUZZO, certify that:

      1. I have reviewed this quarterly report of Form 10-Q of SL Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 3a-14 and l5d-14) for the registrant and we have:

            a) designed such disclosed controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002                   By: /s/
                                            -------------------------------
                                            DAVID R. NUZZO
                                            Chief Financial Officer