Form 10-K
period 2002-12-31
SL INDUSTRIES INC
filed 2003-04-03
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______

                          Commission file number 1-4987
                               SL INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

       NEW JERSEY                                        21-0682685
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ            08054
   (Address of principal executive offices)             (Zip Code)

         Company's telephone number, including area code: 856-727-1500

Securities registered pursuant to Section 12(b) of the Act:
            Title of each class                                 Name of each exchange on which registered:
    Common stock, $.20 par value                                   New York Stock Exchange
                                                                   Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the  preceding  12 months  (or for such  shorter  period  that the  Company  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes /X/  No ___

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Company's  knowledge,  in  definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /X/

Indicate by check mark  whether the  registration  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes     No X
                                         ---    ---

On  June 30, 2002,  the  aggregate   market  value  of  SL  common  stock  was
approximately $44,305,000

The  number of  shares of common  stock  outstanding  as of March 7,  2003,  was
5,894,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain  information  required by Part III of this report  (Items 10, 11, 12 and
13) is  incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's  2003 annual meeting of stockholders.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item       4     Submission of Matters to a Vote of
                   Security Holders...........................................17
PART II

Item       5     Market for Company's Common Equity
                   and Related Stockholder Matters............................17
Item       6     Selected Financial Data......................................18
Item       7     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................19
Item       7A    Quantitative and Qualitative Disclosures about
                   Market Risk................................................35
Item       8     Financial Statements and Supplementary Data..................35
Item       9     Change in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.....................35
PART III

Item       10    Directors and Executive Officers of the Company..............36
Item       11    Executive Compensation.......................................36
Item       12    Security Ownership of Certain Beneficial Owners
                   and Management.............................................37
Item       13    Certain Relationships and Related Transactions...............37
Item       14    Controls and Procedures......................................37

PART IV

Item       15    Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K........................................37

SIGNATURES....................................................................39

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE................F1

                                       i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

The Company, through its subsidiaries,  designs,  manufactures and markets power electronics,  power  motion  and power  protection  equipment  that is used in a
variety  of  aerospace,   computer,  datacom,   industrial,   medical,  telecom,
transportation  and utility equipment  applications.  Its products are generally incorporated into larger systems to increase  operating safety,  reliability and efficiency.  The  Company's  products  are largely  sold to  Original  Equipment
Manufacturers  ("OEMs"),  the electric power utility  industry,  and to a lesser extent,  to  commercial  distributors.  On  March  29,  1956,  the  Company  was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L  Industries,  Inc.  in November  1963;  SGL  Industries,  Inc. in
November 1970; and then to the present name of SL Industries,  Inc. in September
1984.

On May 11, 1999, the Company acquired 100% of the issued and outstanding  shares of capital stock of RFL Electronics Inc.  ("RFL").  The Company paid $11,387,000 in cash and issued  $75,000 of  promissory  notes at closing.  In addition,  the
Company paid a contingent  payment of  $1,000,000  in fiscal 1999 based upon the financial  performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading  supplier of  teleprotection  and  specialized  communication  equipment primarily sold to the electric power utility industry.

On July 27, 1999, Condor D.C. Power Supplies,  Inc.  ("Condor"),  a wholly-owned subsidiary  of the  Company,  acquired  certain  net  operating  assets  of Todd
Products Corporation and Todd Power Corporation (together "Todd Products").  The
Company paid  $7,430,000,  comprised of cash of  $3,700,000  and  assumption  of approximately $3,730,000 of debt. Condor also entered into a ten-year Consulting
Agreement with the chief executive officer of Todd Products for an aggregate fee of $1,275,000,  which was paid in quarterly  installments over three years. This agreement was terminated by the Company during 2002. Todd Products was a leading supplier of high quality power supplies to the datacom,  telecommunications  and computer industries.

On March 22, 2001, the Company announced,  among other things, that the Board of
Directors had completed a previously announced review of strategic  alternatives and had  determined  that it would  explore  a sale of the  Company  in order to maximize its value for shareholders.  Credit Suisse First Boston was retained by the Company to lead this process, but resigned from the assignment in June 2002.
On August 8, 2002, the Company announced that it retained Imperial Capital,  LLC to spearhead the sales  process,  including  the  potential  sale of one or more subsidiaries  of the  Company,  which is now largely  completed.  The Company is continuing  discussions with certain  potential  acquirers who have expressed an interest in purchasing one or more of the Company's subsidiaries.

In July 2001, the Board of Directors authorized the disposition of the Company's subsidiary,  SL Waber, Inc. ("SL Waber"). On September 6, 2001, the Company sold substantially  all of the  assets of SL Waber  and all the  stock of SL  Waber's subsidiary, Waber de Mexico S.A. de C.V. The Company received cash of $1,053,000 at closing. In addition,  the purchaser agreed to assume certain liabilities and ongoing  obligations of SL Waber.  As a result of the  transaction,  the Company
recorded  a  pre-tax  loss  from  the  sale  of   discontinued   operations   of
approximately $2,745,000. The results of operations of SL Waber are presented as discontinued  operations for all periods  presented in the financial  statements set forth herein.

In December 2001, the Company surrendered for cash substantially all of its life insurance  policies  with a total  surrender  value of  $11,109,000.  Additional policies with a cash  surrender  value of $447,000 were  surrendered in February
2002. These policies insured the lives of former and present  executives and key employees and had been maintained as an internal mechanism to fund the Company's obligations under its capital accumulation plan and deferred  compensation plan.
Aggregate  liabilities  under those plans,  which are owed to former and current executives  and key  employees,  amount to  $4,031,000  as of December 31, 2002.
Proceeds  from the life  insurance  policies  were  received in  December  2001,
January  2002 and March 2002 and were used to pay down bank debt.  Beneficiaries under the  capital  accumulation  plan and  deferred  compensation  plan  remain general unsecured creditors of the Company.

In December 2001, the Company sold back to the purchaser of a former  subsidiary a mortgage note in the outstanding principal amount of $2,200,000.  The mortgage note secured the real property of the former  subsidiary.  In January 2002,  the
Company received cash proceeds of $1,600,000 upon the sale of the mortgage note, all of which were used to pay down bank debt.

On January 22, 2002, the Company held its annual meeting of shareholders for the
2001  calendar  year. At the annual  meeting,  all eight members of the Board of
Directors  stood for  election.  In  addition,  five  nominees  from a committee comprised  of  representatives  of two  institutional  shareholders  (the "RORID
Committee"),   stood  for  election  to  the  Board  of   Directors.   Upon  the
certification  of the election results on January 24, 2002, the five nominees of
the  RORID  Committee  were  elected  (James  Henderson,   Glen  Kassan,  Warren
Lichtenstein,  Mark Schwarz and Steven Wolosky),  and three incumbent  directors were  reelected  (J.  Dwane  Baumgardner,  Charles  T.  Hopkins  and  J.  Edward
Odegaard).  Shortly  after the annual  meeting,  Messrs.  Hopkins  and  Odegaard resigned  from the  Board of  Directors.  Upon the  election  of the five  RORID
Committee  nominees,  Owen  Farren,  David  Nuzzo,  and Jacob  Cherian  each was entitled  to payment  under his  respective  change-in-control  agreement.  As a result,  in January 2002, the Company paid Messrs.  Farren,  Nuzzo, and Cherian, respectively, $877,565, $352,556, and $250,000 under such agreements.

On March 8, 2002,  Richard Smith was elected to the Board of Directors,  filling one of the two vacant directorships.  On June 6, 2002, Avrum Gray was elected to the Board of Directors to fill the last vacancy.

At the initial meeting of the new Board of Directors on January 24, 2002, Warren
Lichtenstein  was  elected  Chairman of the Board.  On February 4, 2002,  Warren
Lichtenstein  was elected  Chief  Executive  Officer and Glen Kassan was elected
President  of the  Company.  Additionally,  David  Nuzzo was  reelected  as Vice
President-Finance and Administration,  Treasurer and Secretary.  Owen Farren was
terminated as Chairman, Chief Executive Officer and President effective February
4, 2002. All senior  management teams are continuing in their  positions,  other than Jacob Cherian, who resigned effective April 26, 2002.

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital  stock of its  subsidiary,  Electro-Metall  Export  GmbH  ("EME")  for a purchase price of $8,000,000  which  consisted of cash and purchaser  notes.  In addition,  a  dividend  of  $2,000,000  was paid  prior to  closing  by EME to a subsidiary  of the Company and the  purchaser  did not require  that the Company pay-down  EME's bank debt of  approximately  $3,600,000  prior to  closing.  The purchaser  notes are comprised of a $3,000,000  secured note that bears interest at the prime rate plus 2%,  which was paid on March 14,  2003,  and a $1,000,000 unsecured note that bears interest at an annual rate of 12% and matures April 3,
2004.  Cash  proceeds  of  $4,000,000  received at closing  plus the  $2,000,000 dividend  were used to pay down bank debt. As a result of the  transaction,  the
Company  recorded a pre-tax  loss from the sale of  discontinued  operations  of approximately $1,619,000. The tax effects were not material to the transaction.

On January 6, 2003, the Company entered into a three-year  senior secured credit facility with LaSalle  Business Credit LLC. The credit  facility  provides for a maximum  indebtedness of $20,000,000,  with a revolving  tranche and a term debt tranche.  Outstanding  indebtedness  under this facility bears interest  ranging from the prime rate plus .5% to the prime rate plus 2%. The credit  facility  is secured by all of the Company's  assets and requires  that the Company  maintain specified  financial  ratios.  Loan  proceeds  were used to retire the Company's pre-existing  bank debt,  which  matured on December 31,  2002,  and for working capital purposes.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

Financial  information  about the Company's  business  segments is  incorporated herein by reference to Note 15 in the Notes to Consolidated Financial Statements
included in Part IV of this Annual Report on Form 10-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS
During the year ended  December  31,  2000,  the  Company was  comprised  of six
reportable   business   segments:   Power  Supplies,   Power   Conditioning  and
Distribution Units ("PCDUs"), Motion Control Systems, Electric Utility Equipment
Protection Systems,  Surge Suppressors and Other. During the year ended December
31, 2001, the Company was comprised of five business  segments:  Power Supplies,
PCDUs, Motion Control Systems, Electric Utility Equipment Protection Systems and
Other. For the year ended December 31, 2001, the Company changed the composition of its reportable  segments to reflect  individual  business units, as described below.

CONDOR DC POWER SUPPLIES  ("CONDOR") - Condor  produces a wide range of standard and  custom  power  supply  products  that  convert  AC or DC  power  to  direct electrical  current to be used in customers'  end products.  Standard and custom
AC-DC and DC-DC power supplies in both linear and switching  configurations  are produced,  with ranges in power from 1 to 5000 watts,  and are  manufactured  in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs,  using patented filter and other technologies,  resulting in little or no electrical  interference.  Power supplies are also used in drive systems for electric  equipment and other motion control systems.  For the years ended  December 31,  2002, December 31, 2001 and December 31, 2000, net sales of
Condor,  as a percentage of consolidated  net sales from continuing  operations, were 34%, 43% and 50%, respectively.

TEAL  ELECTRONICS  ("TEAL") - Teal  designs and  manufactures  customized  power
conditioning  and  power   distribution   units.   Products  are  developed  and
manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market,  while increasing system  performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution
Units," which provide voltage conversion and stabilization,  system control, and power  distribution  for systems such as CT and MRI  scanners,  chip testers and cellular radio systems. For the years ended December 31, 2002, December 31, 2001 and December 31, 2000,  net sales of Teal, as a percentage of  consolidated  net sales from continuing operations, were 18%, 12% and 17%, respectively.

SL MONTEVIDEO  TECHNOLOGY  ("SL-MTI") - SL-MTI is a technological  leader in the design and  manufacture of  intelligent,  high power density  precision  motors.
Important  programs in both  traditional and new market areas have been won as a
result  of  new  motor  and   (patented  and  patent   pending)   motor  control
technologies.  New motor and motion controls are used in numerous  applications,
including  aerospace,   medical  and  industrial   products.   Negotiations  are
continuing with customers on advanced designs for numerous  programs,  including fuel cell energy storage systems,  high performance missile guidance motors, and medical/surgical  drills  and  saws.  For the years  ended  December  31,  2002,
December 31, 2001 and December 31, 2000, net sales of SL-MTI, as a percentage of consolidated  net sales  from  continuing  operations,  were  21%,  17% and 11%, respectively.

RFL  ELECTRONICS   ("RFL")  -  RFL  designs  and   manufactures   teleprotection
products/systems  that are used to protect electric utility  transmission  lines and apparatus by isolating faulty  transmission  lines from a transmission grid.
These  products are  sophisticated  communication  systems  that allow  electric utilities to manage their high-voltage power lines more efficiently, and include a system that is a  completely  digital,  fully-integrated  relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage  transmission  lines. RFL provides customer service and maintenance for all  electric  utility  equipment  protection  systems.  For the years ended
December 31, 2002, December 31, 2001 and December 31, 2000, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 25%, 25%
and 20%, respectively.

SL SURFACE TECHNOLOGIES ("SURFTECH") - SurfTech produces industrial coatings and
platings  for  equipment  in  the   corrugated   paper  and   telecommunications
industries.  For the years  ended  December  31,  2002,  December  31,  2001 and
December 31, 2000, net sales of SurfTech,  as a percentage of  consolidated  net sales from continuing operations, were 2%, 3% and 2%, respectively.

ELECTRO-METALL  EXPORT ("EME") - EME is based in Ingolstadt,  Germany,  with low
cost   manufacturing   operations   in  Paks,   Hungary.   It  is  a  leader  in
electromechanical  actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries.  On January 6, 2003, the Company sold all of the issued and  outstanding  shares of capital  stock of
EME. As a result,  EME is reported as a  discontinued  operation for all periods presented. For the years ended December 31, 2002, December 31, 2001 and December
31,  2000,  net  sales of EME were  $27,700,000,  $25,600,000  and  $22,500,000, respectively.

SL WABER, INC. ("SL Waber) - SL Waber  manufactured  surge suppressors that were sold to protect  computers,  audiovisual  and other  electronic  equipment  from sudden surges in power. These products were sold to OEM customers, as well as to distributors  and dealers of electronics  and electrical  supplies and retailers and wholesalers of office,  computer,  and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and  goodwill,  as a going  concern.  As a result,  SL Waber is  reported on the
Company's  financial  statements  as a  discontinued  operation  for all periods presented. For the years

ended  December  31,  2001 and  December  31,  2000,  net sales of SL Waber were approximately $10,300,000 and $19,300,000, respectively.

RAW MATERIALS
Raw materials are supplied by various  domestic and  international  vendors.  In general,  availability for materials is not a problem for the Company.  However, in the fourth  quarter of 2000,  the Company  did  experience  shortages  in the supply of certain  strategic  components for power supplies.  During 2002, there were no  major  disruptions  in the  supply  of raw  materials.  Currently,  the
Company's  businesses are sourcing many  components and products  outside of the
United States.

Raw materials are purchased directly from the manufacturer  whenever possible to avoid  distributor  mark-ups.  Average lead times  generally run from  immediate availability  to  eight  weeks.  Lead  times  can be  substantially  higher  for strategic  components  subject to  industry  shortages.  In most  cases,  viable multiple sources are maintained for flexibility and competitive leverage.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS
The Company has proprietary  information  which it has developed and uses in its business.  This proprietary  information is protected by contractual agreements, as well as through patents and patents pending, to the extent  appropriate.  The patents are protected by Federal law. To protect its intellectual  property, the
Company also enters into non-disclosure  agreements with its employees,  vendors and customers. Where appropriate,  the Company will take and has taken all steps necessary to defend its intellectual property.

SEASONALITY
Generally, seasonality is not a factor in any of the Company's segments.

SIGNIFICANT CUSTOMERS
The Company has no customer  that  accounts for 10% or more of its  consolidated net sales from continuing  operations.  Each of Teal,  Condor,  SL-MTI,  RFL and
SurfTech  has  certain  major  customers,  the loss of any of which would have a material adverse effect on such entity.

BACKLOG
Backlog  at March 2,  2003,  March 1, 2002 and  March 9,  2001 was  $41,616,000,
$41,993,000,  and $42,306,000,  respectively.  The backlog  remained  relatively unchanged  at March 2, 2003,  as  compared  to March 1,  2002.  There has been a decrease  in  orders  from  OEMs  in the  telecommunications  and  semiconductor industries, offset in part by increased orders from medical imaging customers.

COMPETITIVE  CONDITIONS
The Company's  businesses  are in active  competition  with domestic and foreign companies,  some with  national and  international  name  recognition,  offering similar products or services,  and with companies producing alternative products appropriate for the same uses. In addition,  Condor has experienced  significant off-shore  competition for certain  products in certain  markets.  The uncertain commercial aerospace market has also created more competitive conditions in that industry  and the current  conflict in Iraq.  Each of the  Company's  businesses differentiate  themselves from their  competition by concentrating on customized products based on customer  needs.  The Company's  businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

ENVIRONMENTAL
The Company  (together with the industries in which it operates or has operated)
is  subject to United  States and  Mexican  environmental  laws and  regulations concerning  emissions to the air,  discharges to surface and subsurface  waters, and generation,  handling,  storage,  transportation,  treatment and disposal of waste materials. The Company and the industry are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to  remediate  or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations.  It is  impossible to predict  precisely  what effect these laws and regulations will have on the Company in the future.

It is the Company's policy to comply with all  environmental,  health and safety regulations,  as well as  industry  standards  for  maintenance.  The  Company's domestic  competitors are subject to the same  environmental,  health and safety laws and regulations,  and the Company  believes that the compliance  issues and potential  expenditures  of its operating  subsidiaries  are comparable to those faced by their major domestic competitors.

There are two current or former  sites on which the  Company may incur  material environmental  costs in the future: the SurfTech site near the Puchack Wellfield in Pennsauken,  New Jersey,  and the Company's  property in Camden,  New Jersey.
Based on the Company's investigation into the Pennsauken, New Jersey site, where it is one of several parties alleged to be responsible,  the Company believes it has a  significant  defense  against  all or any part of the  claim and that any material  impact is  unlikely.  On the  Camden,  New Jersey  site,  the  Company believes that the cost to remediate the property should not exceed $500,000. The
Company  recorded a provision  for this amount during the first quarter of 2002.
For additional  information related to environmental  issues, see "Item 3. Legal
Proceedings,"  and Note 12 to the  Notes to  Consolidated  Financial  Statements
included in Part IV of this Annual Report on Form 10-K.

EMPLOYEES
As of December 31, 2002, the Company had approximately 1,574 employees. Of these employees, approximately 218 are subject to collective bargaining agreements.

FOREIGN OPERATIONS
In  addition to  manufacturing  operations  in  California,  Minnesota,  and New
Jersey, the Company manufactures  substantial quantities of products in premises leased in Mexicali and Matamoros,  Mexico. These external and foreign sources of supply present risks of interruption  for reasons beyond the Company's  control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in United States dollars and its costs and expenses are priced in United  States  dollars and Mexican  pesos.  With the sale of EME,  effective  January 6, 2003,  neither the  Company's  sales nor its
expenses  will  be  priced  in  European  Union  euros  or  Hungarian   forints.
Accordingly,  the  competitiveness  of  Company's  products  relative to locally produced products may be affected by the performance of the United States dollar compared  with  that of its  foreign  customers'  and  competitors'  currencies.
Foreign net sales  comprised  13%,  11%,  and 10% of net sales from  continuing operations for the years ended December 31, 2002, December 31, 2001 and December
31, 2000, respectively.

Additionally,  the  Company  is  exposed to  foreign  currency  transaction  and translation losses,  which might result from adverse  fluctuations in the values of the Mexican peso. At December 31, 2002, the Company had net assets of $25,873 subject to  fluctuations  in the value of the Mexican peso.  Fluctuations in the value of the foreign  currencies  were not significant in 2001 or 2000. With the sale of EME, effective January 6, 2003, the Company will no longer be exposed to foreign  currency  translation  losses with  respect to European  Union euros or
Hungarian forints.  There can be no assurance that the value of the Mexican peso will continue to remain stable.

Condor  manufactures  substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican  pesos.  SL-MTI  manufactures  an increasing amount of its products in Mexico and incurs  related labor costs and supplies in
Mexican  pesos.  Both  Condor  and SL-MTI  price  their  sales in United  States dollars.  The Mexican subsidiaries of Condor and SL-MTI maintain their books and records  in Mexican  pesos.  For  additional  information  related to  financial information  about  foreign  operations,  see  Notes  15 and 16 in the  Notes to
Consolidated  Financial  Statements included in Part IV of this Annual Report on
Form 10-K.

ADDITIONAL INFORMATION
Additional  information  regarding the  development of the Company's  businesses during  2002 and 2001 is  contained  in "Item  7.  Management's  Discussion  and
Analysis of Financial  Condition and Results of Operations"  included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

RISK FACTORS

THE COMPANY MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS,  LIQUIDITY,
AND DEBT LEVELS.
Working  capital  requirements  and cash flows  historically  have been, and are expected  to  continue  to be,  subject to  quarterly  and yearly  fluctuations, depending  on such  factors  as  levels  of sales,  timing  and size of  capital expenditures,  timing of deliveries  and  collection of  receivables,  inventory levels,  customer payment terms,  customer financing  obligations,  and supplier terms and conditions.  The inability to manage cash flow fluctuations  resulting from  such  factors  could  have a  material  adverse  effect  on the  Company's business,  results of operations,  and financial condition.  In order to finance the working capital requirements of the Company's business,  it has entered into a three-year senior secured credit facility with LaSalle Business Credit LLC and has borrowed  funds  thereunder.  If operating  cash flows are not sufficient to meet operating expenses,  capital  expenditures and debt service requirements as they become due, the Company may be required,  in order to meet its debt service obligations,  to delay or reduce capital expenditures or the introduction of new products,  to sell assets,  and/or to forego business  opportunities,  including research and development projects and product design enhancements.

THE COMPANY'S  OPERATING  RESULTS MAY FLUCTUATE,  AND THERE MAY BE VOLATILITY IN
GENERAL INDUSTRY, ECONOMIC, AND MARKET CONDITIONS.
The results of operations for any quarter or year are not necessarily indicative of results to be expected in future  periods.  Future  operating  results may be affected by various  trends and factors that must be managed in order to achieve favorable  operating  results.  The inability to accurately  forecast and manage these trends and factors could have a material  adverse  effect on the Company's business, results of operations, and financial condition.

General  economic   conditions,   and  specifically  market  conditions  in  the
telecommunications and semiconductor industry in the United States and globally, affect the Company's  business.  In addition,  reduced  capital  spending and/or negative economic conditions in the United States,  Europe,  Asia, Latin America
and/or  other  areas of the world  could have a material  adverse  effect on the
Company's business, results of operations, and financial condition.

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
Lower than expected  gross margins could have a material  adverse  effect on the
Company's business, results of operations, and financial condition.

THE COMPANY HAS BEEN INFORMED  THAT IT IS NOT IN COMPLIANCE  WITH NEW YORK STOCK
EXCHANGE LISTING STANDARDS, AND MAY BE DELISTED. IF THE COMPANY IS DELISTED, ITS
STOCK  PRICE MAY SUFFER.
On October 17, 2001, the Company  received  official  notification  from the New
York Stock  Exchange  ("NYSE")  that it was "below  criteria"  of certain of the
NYSE's  continued  listing  standards.  Pursuant to the request of the NYSE, the
Company  submitted a business plan on February 22, 2002 for compliance  with the
NYSE continued listing  standards.  The Company's  business plan was accepted by the NYSE. The Company is currently  required to submit quarterly  updates to the
NYSE and is currently  working with the NYSE to resolve this matter and maintain its listing on the NYSE. There can be no assurance that the Company will be able to satisfy NYSE  requirements  and continue to be listed on the NYSE,  or in the event that it cannot  continue to be listed on the NYSE, that it will be able to alternatively  list on another  exchange.  If the Company's  listing on the NYSE cannot be  maintained,  shareholders  may  experience  a greater  difficulty  in trading  shares of the  Company's  common  stock and the price of the  Company's common stock could be adversely affected.

THE  COMPANY'S  OPERATING  RESULTS AND STOCK PRICE MAY BE ADVERSELY  AFFECTED BY
FLUCTUATIONS IN CUSTOMERS' BUSINESSES.
Business is dependent upon product sales to  telecommunications,  semiconductor, medical imaging,  aerospace and other businesses,  who in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company.  Moreover,  sales often reflect orders shipped in the same  quarter  in which  they are  received,  which  makes  sales vulnerable  to  short-term  fluctuations  in customer  demand and  difficult  to predict. In general,  customer orders may be cancelled,  modified or rescheduled after  receipt.  Consequently,  the timing of these  orders  and any  subsequent cancellation,  modification or  rescheduling  of these orders has affected,  and will in the future affect,  results of operations from quarter to quarter. Also, as some of the Company's  customers  typically  order in large  quantities,  any subsequent cancellation, modification or rescheduling of an individual order may affect results of operations.

THE  COMPANY  HAS  INCURRED,  AND  MAY IN THE  FUTURE  INCUR,  INVENTORY-RELATED
CHARGES,  THE AMOUNTS OF WHICH ARE DIFFICULT TO PREDICT ACCURATELY.
As a result of the business downturn over the past eighteen months,  the Company incurred charges to align its inventory with actual customer  requirements  over the near term. A rolling  six-month  forecast is utilized  based on  anticipated product  orders,  product  order  history,  forecasts,  and  backlog  to  assess inventory  requirements.  The Company has incurred, and may in the future incur, significant  inventory-related  charges.  While the Company  believes,  based on current  information,  that the  inventory-related  charges recorded in 2002 and

2001 are appropriate, subsequent changes to its forecast may indicate that these charges were insufficient or even excessive.

FAILURE TO REMAIN  COMPETITIVE  COULD ADVERSELY  IMPACT THE COMPANY'S  OPERATING
RESULTS.
The markets in which the Company sells its products are highly  competitive  and characterized by rapidly changing and converging technologies. The Company faces intense  competition  from  established  competitors  and the  threat  of future competition  from new and emerging  companies in all aspects of business.  Among its current  competitors  are its customers,  who are vertically  integrated and either  manufacture  and/or  are  capable  of  manufacturing  some or all of the
Company's  products  sold to them.  In  addition  to  current  competitors,  new competitors  providing  niche,  and potentially  broad,  product  solutions will likely  increase in the future.  To remain  competitive  in both the current and future business climates,  the Company must maintain a substantial commitment to focused  research and development,  improve the efficiency of its  manufacturing operations,  and  streamline  its  marketing  and sales  efforts  and  attendant customer service and support. Among other things, the Company may not be able to anticipate  shifts  in its  markets  or  technologies,  may not have  sufficient resources to continue to make the investments  necessary to remain  competitive, or may not make the technological  advances necessary to remain competitive.  In addition,  notwithstanding  its efforts,  technological  changes,  manufacturing efficiencies  or  development  efforts by  competitors  may render the Company's products or technologies obsolete or uncompetitive.

CONSOLIDATION  IN THE  INDUSTRY  COULD  INCREASE  COMPETITIVE  PRESSURES  ON THE
COMPANY.
The  industries  in which  the  Company  operates  are  consolidating,  and will continue to consolidate in the future as companies attempt to strengthen or hold their market positions.  Such consolidations may result in stronger  competitors that are better  able to compete  as  sole-source  vendors  for  customers.  The
Company's  relatively small size may increase competitive pressure for customers seeking single vendor solutions.  Such increased  competition would increase the variability  of the  Company's  operating  results  and could  otherwise  have a material adverse effect on the Company's  business,  results of operations,  and financial condition.

THE COMPANY IS DEPENDENT UPON THIRD PARTIES FOR PARTS AND COMPONENTS.
The ability to meet  customer  demand  depends,  in part,  on the ability of the
Company to obtain  timely and  adequate  delivery of parts and  components  from suppliers  and  internal  manufacturing  capacity.  The Company has  experienced significant  shortages  in the past  and,  although  it works  closely  with its suppliers  to  avoid  shortages,  there  can be no  assurance  that it will  not encounter  further  shortages in the future. A further reduction or interruption in  component  supplies  or a  significant  increase in the price of one or more components  could  have a material  adverse  effect on the  Company's  business, results of operations and financial condition.

THE COMPANY MAY BE SUBJECT TO SIGNIFICANT COSTS IN COMPLYING WITH  ENVIRONMENTAL
LAWS.
The Company's  facilities are subject to a broad array of environmental laws and regulations.  The  costs  of  complying  with  complex  environmental  laws  and regulations  may be significant in the future.  Present  accruals for such costs and liabilities may not be adequate in the future,  since the estimates on which the accruals are based  depend on a number of factors,  including  the nature of the problem,  the complexity of the site, the nature of the remedy,  the outcome of  discussions  with  regulatory  agencies  and other  potentially  responsible parties ("PRPs") at multiparty sites, and the number and financial  viability of other PRPs.

Further,  the Company is the subject of various lawsuits and actions relating to environmental  issues,  including an  administrative  action in connection  with
SurfTech's  Pennsauken  facility which could subject the Company to, among other things,  $9,266,000 in collective  reimbursements  (with other parties) to NJDEP
(as defined herein). In addition, a class action suit was filed on June 12, 2002 against  the  Company,  SurfTech  and 37  other  defendants  alleging  that  the plaintiffs  suffered  personal  injuries as a result of  consuming  contaminated water  distributed from the Puchack  Wellfield in Pennsauken,  New Jersey (which supplies Camden, New Jersey). There can be no assurance that the Company will be able to successfully  defend itself against or settle these or any other actions to which it is a party.  For  additional  information  related to  environmental risks, see "Item 3. Legal Proceedings," and Note 12 to the Notes to Consolidated
Financial Statements included in Part IV of this Annual Report on Form 10-K.

THE COMPANY MAY HAVE TO PAY  SIGNIFICANT  COSTS FOR  REGULATORY  COMPLIANCE  AND
LITIGATION.
Rapid or  unforeseen  escalation  of the cost of  regulatory  compliance  and/or
litigation,   including   but  not   limited   to,   environmental   compliance,
product-related  liability,  assertions related to intellectual  property rights and  licenses,  adoption  of new  accounting  policies,  or  changes  in current accounting  policies and  practices  and the  application  of such  policies and practices  could  have a  material  adverse  effect on the  Company's  business.
Additionally,  the  Company  is  subject  to  certain  legal  actions  involving complaints by terminated  employees and disputes with  customers and  suppliers.
One such claim was  brought  against  the  Company's  subsidiary,  SL-MTI,  by a customer seeking $3,900,000 in compensatory  damages. On November 7, 2002, after a full trial of the facts,  a jury  awarded this  customer  damages of $650,000, which,  when  combined  with  pre-trial  interest,  amounts to a total  claim of
$780,000.  The customer has appealed  various  aspects of this  decision,  which appeal,  if determined  adversely to the Company,  could have a material adverse impact upon the Company.  In the future there can be no assurance of the outcome in any  litigation.  An adverse  determination  in any one or more legal actions could have a  material  adverse  effect on the  Company's  business,  results of operations and financial condition. See "Item 3. Legal Proceedings," and Note 12 to the Notes to the  Consolidated  Financial  Statements  included in Part IV of this Annual Report on Form 10-K.

THE  COMPANY'S  FUTURE  SUCCESS  DEPENDS  ON ITS  ABILITY TO STAY  CURRENT  WITH
TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT.
The  markets in which the  Company's  businesses  operate are  characterized  by rapidly  changing  technology  and shorter  product life cycles.  The  Company's future  success will  continue to depend upon its ability to enhance its current products  and  to  develop  new  products  that  keep  pace  with  technological developments and respond to changes in customer requirements. Any failure by the
Company to respond adequately to technological changes and customer requirements or any  significant  delay in new  product  introductions  could have a material adverse effect on the Companys' business and results of operations. In addition, there can be no assurance  that new products to be developed by the Company will achieve market acceptance.

THE COMPANY IS DEPENDENT UPON KEY PERSONNEL FOR THE MANAGEMENT OF ITS OPERATIONS.
The Company's success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract  and retain  additional  highly  qualified  officers  and employees.  The loss of  service  of any of these  key  personnel  could  have a material adverse effect on business. In addition,  future success will depend on the ability of officers and key employees to manage operations successfully.

THE COMPANY'S  FORMER USE OF ARTHUR ANDERSEN LLP AS ITS INDEPENDENT  ACCOUNTANTS
MAY POSE A RISK TO IT AND WILL LIMIT INVESTORS'  ABILITY TO SEEK RECOVERIES FROM
THEM RELATED TO THEIR WORK.
On June  15,  2002,  Arthur  Andersen  LLP,  the  Company's  former  independent accountants,  was convicted on a federal  obstruction  of justice  charge.  Some investors,  including  institutional  investors,  may choose not to invest in or hold securities of a company whose  financial  statements were audited by Arthur
Andersen.  This may serve  to,  among  other  things,  depress  the price of the
Company's  common  stock.  In July,  2002,  the  Company's  board  of  directors dismissed  Arthur  Andersen  and engaged  Grant  Thornton  LLP as the  Company's independent  accountants  based on the  recommendation of the audit committee of its board of directors.

SEC rules  require the Company to present its audited  financial  statements  in various SEC filings,  along with Arthur  Andersen's  consent to the inclusion of its audit report in those filings.  The SEC recently provided  regulatory relief designed to allow  companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain  circumstances.  The
Company has been unable to obtain, after reasonable efforts, the written consent of Arthur  Andersen to its naming of them as an expert and as having audited the
Consolidated  Financial  Statements  for  the  year  ended  December  31,  2001.
Notwithstanding the SEC's regulatory relief, the inability of Arthur Andersen to provide  their  consent or to provide  assurance  services to the Company  could negatively  affect the  Company's  ability to,  among other  things,  access the public capital markets. Any delay or inability to access the public markets as a result of this situation  could have a material  adverse impact on the Company's business.  Also, an investor's ability to seek potential  recoveries from Arthur
Andersen  related to any claims that an  investor  may assert as a result of the work performed by Arthur Andersen will be limited  significantly  in the absence of a consent and may be further  limited by the  diminished  amount of assets of
Arthur Andersen that are or may in the future be available for claims.

THE  COMPANY'S   OPERATING   RESULTS  AND  COMMON  STOCK  IS  SUBJECT  TO  PRICE
FLUCTUATIONS.
Operating results for future periods are never perfectly predictable even in the most  certain  of  economic  times,  and the  Company  expects  to  continue  to experience  fluctuations in its quarterly results. These fluctuations,  which in the future may be significant, could cause substantial variability in the market price of the Company's  stock.  The market price for the Company's  common stock has been, and is likely to continue to be, highly  volatile.  The market for the
Company's  common stock is subject to  fluctuations  as a result of a variety of factors,  including  factors beyond its control.  These include:

       o    additions or departures of key personnel;
       o    changes in market valuations of similar companies;
       o    announcements  of new  products or services  by  competitors  or new competing technologies;
       o    conditions  or  trends  in  medical   equipment,   medical  imaging,
            aerospace, and electric utility industries;
       o    general market and economic conditions; and
       o    other events or factors that are unforeseen.

OTHER FACTORS MAY AFFECT FUTURE RESULTS.
The risks and  uncertainties  described  herein are not the only ones facing the
Company. Additional risks and uncertainties not presently known, or that may now be deemed immaterial, may also impair business operations.

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

Important  assumptions  and other  important  factors  that could  cause  actual results  to  differ  materially  from  those  set  forth in the  forward-looking
information  include  changes  in  the  general  economy,   changes  in  capital
investment  and/or  consumer  spending,  competitive  factors and other  factors affecting  the  Company's  business in or beyond the  Company's  control.  These factors include a change in the rate of inflation,  a change in state or federal legislation or regulations,  an adverse determination with respect to a claim in litigation or other claims  (including  environmental  matters),  the ability to recruit  and  develop  employees,  the  ability to  successfully  implement  new technology  and the stability of product  costs.  These factors also include the timing and degree of any business  recovery in certain of the Company's  markets that are currently experiencing a cyclical economic downturn.

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
increasing  prices,  products and services  offered in  competition  by U.S. and
non-U.S.  competitors,  including new entrants; rapid technological developments and changes and the  Company's  ability to  continue  to  introduce  and develop competitive  new  products  and  services  on a  timely,  cost-effective  basis;
availability  of  manufacturing  capacity,   components  and  materials;  credit
concerns and the potential for deterioration of the credit quality of customers;
customer  demand for the  Company's  products  and  services;  U.S. and non-U.S.
governmental  and  public  policy  changes  that  may  affect  the  level of new investments and purchases made by customers;  changes in environmental and other
U.S. and non-U.S.  governmental  regulations;  protection and validity of patent and other  intellectual  property  rights;  compliance  with the  covenants  and restrictions  of bank  credit  facilities;  and  outcome of  pending  and future litigation and governmental proceedings.  These are representative of the future factors  that could  affect the outcome of the  forward-looking  statements.  In addition,  such  statements  could be  affected by general  industry  and market conditions  and growth  rates,  general U.S. and non-U.S.  economic  conditions, including increased economic uncertainty and instability following the terrorist attacks in the United  States on September  11, 2001 and the war with Iraq,  the
global  economic   slowdown  and  interest  rate  and  currency   exchange  rate
fluctuations and other future factors.

ITEM 2.  PROPERTIES

Set forth below are the properties  where the Company  conducted  business as of
December 31, 2002.

                                                                       Approx.      Owned or Leased
                                                                       Square            And
   Location                           General Character                Footage       Expiration Date
   --------                           -----------------                -------       ---------------
Montevideo, MN              Manufacture of precision motors             30,000            Owned
                            and motion control systems (SL-
                            MTI)

Matamoros, Mexico           Manufacture of precision motors             15,000            Leased -
                            (SL-MTI)                                                      11/05/03

Oxnard, CA                  Manufacture and distribution of             36,480            Leased -
                            power supply products (Condor)                                02/28/04

Mexicali, Mexico            Manufacture and distribution of                               Leased -
                            power supply products (Condor)              40,000            monthly
                                                                        21,150            monthly

San Diego, CA               Manufacture of power distribution           45,054            Leased -
                            and conditioning units (Teal)                                 03/22/07

Ingolstadt, Germany         Manufacture of actuation systems            51,021            Owned (1)
                            and power distribution products (EME)

Paks, Hungary               Manufacture of power distribution           12,916            Owned (1)
                            products and wire harness systems (EME)

Boonton Twp., NJ            Manufacture of electric utility             78,000            Owned
                            equipment protection systems (RFL)

Camden, NJ                  Industrial surface finishing (SurfTech)     15,800            Owned

Pennsauken, NJ              Industrial surface finishing                 6,000            Owned
                            warehouse (SurfTech)

Mt. Laurel, NJ              Corporate office (Other)                     4,200            Leased -
                                                                                          11/30/05

(1) Transferred in connection with the sale of EME on January 6, 2003

All manufacturing  facilities are adequate for current production  requirements.
The Company  believes that its facilities are sufficient for future  operations, maintained in good  operating  condition and  adequately  insured.  Of the owned properties,  none are subject to a major encumbrance  material to the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS

In the  ordinary  course  of its  business,  the  Company  is  subject  to  loss contingencies  pursuant  to  foreign  and  domestic  federal,  state  and  local governmental  laws and  regulations  and is also party to certain legal actions, frequently  involving  complaints  by  terminated  employees  and disputes  with customers  and  suppliers.  In the  opinion of  management,  such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

In a  November  1991  Administrative  Directive,  the New Jersey  Department  of
Environmental  Protection  ("NJDEP")  alleged that SurfTech,  formerly SL Modern
Hard Chrome,  Inc., and 20 other respondents are responsible for a contamination plume which has affected the Puchack Wellfield in Pennsauken,  New Jersey (which supplies Camden,  New Jersey).  Three other actions have been initiated from the underlying directive.  The first is Supplemental Directive No. 1 ("Directive No.
1")  issued by the NJDEP to the same  parties  in May 1992,  which  seeks a cost reimbursement  of $8,655,000 for the  construction of a treatment  system at the
Puchack  site and an annual  payment of  $611,000  (a total of  $9,266,000)  for ongoing operation and maintenance of the treatment system.  The second matter is a lawsuit  initiated by one of the parties  named in Directive  No. 1 seeking to have the remainder of those parties,  and more than 600 others,  pay some or all of that  party's cost of  compliance  with  Directive  No. 1 and any other costs associated with its site. This second matter is a claim for  indemnification  of potential damages. Accordingly, it is unspecified in amount. The third matter is a Spill Act Directive by the NJDEP to SurfTech alone,  regarding similar matters at its site and consists of a claim for contribution  towards  potential damages and is  unspecified  in amount.  Both the second and third matters relate to the payment of a portion of the damages set forth in the discussion of Directive No.
1. The state has not  initiated  enforcement  action  regarding any of its three
Directives.  There also exists an outstanding  enforcement  issue  regarding the
Company's compliance with state environmental laws at the same site.

With regard to the $8,655,000  amount discussed in the preceding  paragraph,  in the Company's  view it is not  appropriate to consider that amount as "potential cost  reimbursements." The SurfTech site, which is the subject of these actions, has undergone  remedial  activities  under NJDEP's  supervision  since 1983. The
Company  believes that it has a significant  defense  against all or any part of the $8,655,000 claim since technical data generated as part of previous remedial activities  indicate that there is no offsite  migration of  contaminants at the
SurfTech site. Based on this and other technical  factors,  the Company has been advised by its outside technical consultant, with the concurrence of its outside counsel,  that it has a significant  defense to Directive No. 1 and any material exposure is unlikely.

On June 12, 2002,  the Company and  SurfTech  were served with notice of a class action  complaint  filed in Superior Court of New Jersey for Camden County.  The
Company and SurfTech are  currently two of  approximately  39 defendants in this action.  The complaint  alleges,  among other things,  that plaintiffs  suffered personal  injuries as a result of consuming water  distributed  from the Puchack
Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

This  case  arises  from  the  same   factual   circumstances   as  the  current
administrative  actions  involving  the Puchack  Wellfield,  which is  described above. The administrative  actions and the class action lawsuit both allege that
SurfTech and other defendants  contaminated ground water through the disposal of hazardous  substances  at  industrial  facilities  in the  area.  SurfTech  once operated a chrome-plating facility in Pennsauken.

As with the  administrative  actions,  the Company  believes it has  significant defenses against the class action  plaintiffs' claims and intends to pursue them vigorously.  Technical  data  generated  as part of remedial  activities  at the
SurfTech site have not established  offsite migration of contaminants.  Based on this and other  technical  factors,  the Company has been advised by its outside counsel  that it has a strong  defense  against the claims  alleged in the class action  plaintiffs'  complaint,  as  well  as the  environmental  administrative actions discussed above.

The Company's subsidiary,  SL-MTI,  recently defended a cause of action, brought against it in the fall of 2000 in the  federal  district  court for the  western district of Michigan.  The lawsuit was filed by Eaton  Aerospace LLC  ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding  compensatory  damages of  approximately
$3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded
Eaton damages of $650,000,  which when combined with pre-trial  interest amounts to a total claim of $780,000. Eaton has appealed this judgment.

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
Notwithstanding  the outcome of these allegations,  the Company does not believe that this  arbitration  will have a material  adverse effect on the consolidated financial position or results of operation of the Company.

The Company is investigating a possible ground water  contamination plume on its property in Camden, New Jersey. Based upon the preliminary evidence, the Company was advised  that the cost to remediate  the site could amount to $500,000.  The
Company recorded a provision for this amount during the first quarter of 2002.

The Company is  investigating  possible soil and ground water  contamination  on
SL-MTI's property in Montevideo, Minnesota. Based upon the preliminary evidence, the Company believes it will not incur material remediation costs at this site.

The Company filed claims with several of its insurers seeking  reimbursement for past and future  environmental  costs. In settlement of its claims,  the Company received  aggregate  cash  payments  of  $2,400,000  prior  to  fiscal  1998 and commitments  from three  insurers  to pay for a portion of  environmental  costs associated  with the SurfTech Site in Pennsauken,  New Jersey of 15% of costs up to  $300,000,  15% of costs  up to  $150,000  and 20% of  costs up to  $400,000, respectively.  In addition,  the Company  received  $100,000 during fiscal 1998,
1999, 2000 and 2001, as stipulated in the settlement  agreement  negotiated with one of the three insurers.

Loss contingencies include potential obligations to investigate and eliminate or mitigate  the affects on the  environment  of the disposal or release of certain chemical  substances  at  various  sites,  such as  Superfund  sites  and  other facilities,  whether or not they are  currently  in  operation.  The  Company is currently participating in environmental assessments and cleanups at a number of sites  under  these  laws  and  may in the  future  be  involved  in  additional environmental  assessments and cleanups.  Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the  amount  of  $875,000.  However,  it  is  in  the  nature  of  environmental contingencies  that  other  circumstances  might  arise,  the costs of which are indeterminable  at  this  time  due  to  such  factors  as  changing  government regulations and stricter standards, the unknown magnitude of defense and cleanup costs,  the  unknown  timing  and  extent of the  remedial  actions  that may be required,  the  determination of the Company's  liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance.  Although these contingencies could result in  additional  expenses or  judgments,  or off-sets  thereto,  at present  such expenses  or  judgments  are not  expected  to  have a  material  effect  on the consolidated financial position or results of operations of the Company.

It is management's  opinion that the impact of legal actions brought against the
Company  and its  operations  will not have a  material  adverse  effect  on its financial  position or results of operations.  However,  the ultimate outcome of these matters, as with litigation generally, is inherently uncertain,  and it is possible  that some of these  matters may be resolved  adversely to the Company.
The adverse resolution of any one or more of these matters could have a material adverse effect on the business,  operating results,  financial condition or cash flows of the Company.  Additional information pertaining to legal proceedings is found in Note 12 in the Notes to the Consolidated  Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth  quarter of fiscal 2002,  no matter was submitted to a vote of the Company's security holders.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's  common stock is registered on both the NYSE and the  Philadelphia
Stock  Exchange  under the symbol "SL." The following  table sets forth the high and low  closing  sales  price per  share of its  common  stock for the  periods indicated:

                                           Year                             Year
                                    ended December 31,               ended December 31,
                                           2002                              2001
                                  --------------------               ------------------
                                  HIGH            LOW               HIGH       LOW
Stock Prices
1st Quarter..................    $8.30           $4.99              $14.99    $10.875
2nd Quarter..................     8.05            6.60               13.00     11.10
3rd Quarter..................     7.30            5.05               11.10      5.60
4th Quarter..................     5.75            4.25                8.50      3.72

As of March 10, 2003, there were approximately 843 registered shareholders.  The
Company suspended  dividend payments during 2001 and has no present intention of making  dividend  payments  in the  foreseeable  future.  Under the terms of its previous credit facility,  the Company was prohibited from paying dividends.  On
January 6, 2003, the Company  entered into a new senior credit  facility,  which has a term of three  years.  This.facility  restricts  the  Company  from paying dividends.

On October 17, 2001, the Company received  official  notification  from the NYSE that  it was  "below  criteria"  of  certain  of the  NYSE's  continued  listing standards and,  therefore,  the Company's  common stock may be delisted.  At the request of the NYSE, the Company  submitted a business plan on February 22, 2002 for compliance with the NYSE continued listing standards. The Company's business plan was  accepted  by the NYSE.  The  Company  currently  is required to submit quarterly  updates to the NYSE and is currently working with the NYSE to resolve this matter and  maintain  its listing on the NYSE.  There can be no  assurance, however, that the Company will be able to satisfy NYSE requirements and continue to be listed on the NYSE, or in the event that the Company cannot continue to be listed  on the  NYSE,  that it will be  able to  alternatively  list on  another
exchange.   If  the  Company's   listing  on  the  NYSE  cannot  be  maintained,
shareholders  may  experience  a greater  difficulty  in  trading  shares of the
Company's  common  stock and the price of the  Company's  common  stock could be adversely affected.

For the "Equity  Compensation Plan  Information,"  please refer to the Company's
Proxy  Statement  for  the  2003  Annual  Meeting  of  Shareholders,   which  is
incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected  consolidated  financial  data with respect to the calendar years ended
December 31, 2002, 2001 and 2000, the Company's fiscal years ended July 31, 1999 and 1998 and the five-month periods ended.

                                                                                                                            Five
                                                Twelve       Twelve       Twelve      Twelve      Twelve       Five         Months
                                                Months       Months       Months      Months      Months       Months       Ended
                                                Ended        Ended        Ended       Ended       Ended        Ended      December
                                              December     December     December       July        July      December        1998
                                                 2002         2001         2000        1999        1998        1999      (unaudited)
                                              -------------------------------------------------------------------------------------
                                                                             (prior to 2002 as adjusted)
                                              -------------------------------------------------------------------------------------
                                                                (amounts in thousands except per share data)
                                              -------------------------------------------------------------------------------------

Net sales (1) .............................   $ 110,149    $ 112,857    $ 125,864    $  68,702   $  70,087   $  50,910    $  24,415
Income (loss) from continuing
   operations .............................   $  (1,247)   $  (9,695)   $   5,300    $   4,435   $   4,245   $   2,447    $     790
Income (loss) from discontinued
   operations .............................   $     777    $    (955)   $  (3,600)   $     971   $   1,068   $  (3,131)   $   1,171
Net income (loss) (2) .....................   $    (470)   $ (10,650)   $   1,700    $   5,406   $   5,313   $    (684)   $  (1,961)
Diluted net income (loss) per
   common share ...........................   $   (0.08)   $   (1.87)   $    0.30    $    0.92   $    0.90   $   (0.12)   $    0.33
Shares used in computing diluted
   net income (loss)
   per common share .......................       5,867        5,698        5,757        5,876       5,897       5,624        5,886
Cash dividend per
   common share ...........................   $      --    $      --    $    0.10    $    0.09   $    0.08   $    0.05    $    0.04

YEAR-END FINANCIAL POSITION
Working capital ...........................   $  10,097    $  11,232    $  39,945    $  12,783   $   8,624   $  42,012    $  10,599
Current ratio (3) .........................        1.19         1.16         2.42         2.37        1.72        2.38         2.27
Total assets ..............................   $  90,667    $ 109,911    $ 115,491    $ 112,686   $  80,915   $ 118,685    $  78,929
Long-term debt ............................   $       0    $       0    $  35,318    $  30,307   $  11,800   $  37,748    $  10,307
Shareholders' equity ......................   $  33,712    $  33,204    $  43,350    $  42,842   $  38,345   $  42,072    $  40,546
Book value per share ......................   $    5.71    $    5.81    $    7.81    $    7.61   $    6.84   $    7.48    $    7.16

OTHER
Capital expenditures (4) ..................   $   1,477    $   1,710    $   2,166    $   1,584   $   2,003   $     718    $   1,117
Depreciation and
   amortization ...........................   $   2,948    $   4,037    $   3,851    $   2,522   $   2,091   $   1,587    $     980

(1) On January 6, 2003,  effective  for the year ended  December 31,  2002,  the
Company  sold EME, and in 2001,  the Company  sold  certain  assets of SL Waber.
Accordingly,  the  operations  of EME and SL Waber  have been  accounted  for as discontinued operations in all periods presented.

(2) Calendar 2002 includes  $1,834,000 of special  charges  related to change of control and proxy costs, $703,000 of impairment charges related to the write-off of  goodwill,  $556,000 and  $147,000 of asset  impairment  charges at SurfTech.
Calendar 2001  includes  costs  related to inventory  write-offs of  $2,890,000, asset  impairment  charges of $4,145,000 and  restructuring  costs of $3,683,000 related  to  Condor,  inventory  write-offs  of $50,000  and  restructuring  and intangible  asset  impairment  charges of $185,000 and  $125,000,  respectively, related to SurfTech.  Calendar 2000 includes  income of $875,000  related to the settlement of a class action suit against one of the Company's insurers, pre-tax income of  $650,000  related  to the  reduction  of a  contingency  reserve  for environmental costs and restructuring costs of $790,000 related to SL Waber.

The  five-month  period ended December 31, 1999 includes  pre-tax  restructuring costs, inventory write-downs and loss on commitments of $4,273,000 related to SL
Waber, and a pre-tax gain of $1,812,000 related to the demutualization of one of the Company's life insurance carriers.

(3) The current ratio for 2002 and 2001 includes all debt classified as current, due to the December 31, 2002 maturity date of the Revolving Credit Facility (see
Item 7 - Financial Condition)

(4) Excludes assets acquired in business combinations.

                                    Page -18-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
In December  2001, the  Securities  and Exchange  Commission  (the "SEC") issued
disclosure  guidance  for  "critical  accounting   policies."  The  SEC  defines
"critical accounting policies" as those that require application of management's most difficult,  subjective or complex judgments,  often as a result of the need to make estimates about the effect of matters that are inherently  uncertain and may change in subsequent periods.

The  Company's  significant  accounting  policies are described in Note 1 in the
Notes to Consolidated  Financial  Statements  included in Part IV of this Annual
Report on Form 10-K. Not all of these  significant  accounting  policies require management  to make  difficult,  subjective  or complex  judgments or estimates.
However,  the following  policies could be deemed to be critical  within the SEC definition.

REVENUE RECOGNITION
Revenue from  product  sales is  recognized  at the time the product is shipped, with provisions  established for estimated product returns.  Upon shipment,  the
Company  provides  for the  estimated  cost  that may be  incurred  for  product warranties. Rebates and other sales incentives offered by customers are recorded as a  reduction  of  sales  at the  time of  shipment.  Revenue  recognition  is significant  because net sales is a key component of results of  operations.  In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties.  The Company follows generally accepted guidelines in measuring  revenue,  however,  certain  judgments  affect the application of its revenue policy.  Revenue results are difficult to predict,  and any shortfall in revenue or delay in recognizing  revenue could cause  operating  results to vary significantly  from  quarter to  quarter  and could  result in future  operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's  estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts  calculated from each of these methods are combined to determine the total amount reserved.  First, the Company evaluates  specific accounts where it has information that the customer may have an inability to meet its  financial  obligations  (bankruptcy,  etc.).  In these cases,  the Company uses its  judgment,  based on the best  available  facts and circumstances,  and records a specific reserve for that customer against amounts due to reduce the  receivable  to the amount that is  expected to be  collected.
These specific  reserves are reevaluated and adjusted as additional  information is received  that  impacts the amount  reserved.  Second,  a general  reserve is established for all customers  based on several  factors,  including  historical write-offs as a percentage of sales and anticipated  returns related to customer receivables.  If circumstances  change (i.e. higher than expected defaults or an unexpected  material  adverse change in a major  customer's  ability to meet its financial obligation),  the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

INVENTORIES
The  Company  ensures  inventory  is valued at the lower of cost or market,  and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory  valuation.
If market value is less than cost, then related  inventory is set to that value.

                                   Page -19-

If a write down to the  current  market  value is  necessary,  the market  value cannot be greater than the net realizable  value,  defined as selling price less costs to complete and dispose and cannot be lower than the net realizable  value less a  normal  profit  margin.  The  Company  also  continually  evaluates  the composition of its inventory and identifies  slow-moving and excess inventories.
Inventory  items  identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable  value of the inventory at current value, it would have to adjust its reserves accordingly.

ACCOUNTING FOR INCOME TAXES
The  Company's  income tax policy  records the  estimated  future tax effects of temporary  differences  between  the tax bases of  assets  and  liabilities  and amounts reported in the  accompanying  consolidated  balance sheets,  as well as operating  loss and tax credit  carryforwards.  The  Company  follows  generally accepted  guidelines  regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.  As part of the process of preparing its consolidated  financial statements,  the Company is required to estimate its income taxes in each of the  jurisdictions  in which it operates.  This process  involves  estimating  the actual  current tax exposure, together  with  assessing  temporary  differences  resulting  from the differing treatment of certain items for tax and accounting  purposes.  These  differences result in deferred tax assets and  liabilities,  which are  included  within the consolidated  balance sheet.  Management  must then assess the  likelihood  that deferred  tax assets will be  recovered  from future  taxable  income and to the extent it believes  that  recovery is not likely,  the Company must  establish a valuation  allowance.  To the extent it  establishes  a valuation  allowance  or increases this allowance in a period,  it must include an expense within the tax provision in the consolidated statement of operations.

Significant  management  judgment is required in  determining  the provision for income  taxes,  the  deferred  tax  assets  and  liabilities  and any  valuation allowance recorded against net deferred tax assets. As of December 31, 2002, the
Company had  recorded a valuation  allowance  of $239,000  due to  uncertainties related to its ability to utilize some deferred tax assets, primarily consisting of certain net operating loss carryforwards for state tax purposes,  before they expire.  The  valuation  allowance is based on  estimates  of taxable  income by jurisdiction  in which the Company  operates and the period over which  deferred tax assets will be  recoverable.  In the event that actual  results  differ from these estimates or these  estimates are adjusted in future periods,  the Company may need to establish an additional  valuation  allowance that could  materially impact its consolidated financial position and results of operations.

The net  deferred  tax asset as of December  31, 2002 was  $7,808,000,  net of a valuation  allowance  of  $239,000.  The  carrying  value of the  Company's  net deferred tax assets assumes that it will be able to generate  sufficient  future taxable income in certain tax jurisdictions, based on estimates and assumptions.
If these estimates and related assumptions change in the future, the Company may be required to record additional  valuation  allowances against its deferred tax assets resulting in additional income tax expense in the consolidated  statement of operations.  Management  evaluates the reliability of the deferred tax assets quarterly, and assesses the need for additional valuation allowances quarterly.

LEGAL CONTINGENCIES
The Company is currently involved in certain legal proceedings.  As discussed in
Note 12 in the Notes to the Consolidated  Financial  Statements included in Part
IV to this  Annual  Report on Form 10-K,  the Company has accrued an estimate of

                                   Page -20-

the probable  costs for the  resolution of these claims.  This estimate has been developed  after  investigation  and is  based  upon an  analysis  of  potential results,  assuming  a  combination  of  litigation  and  settlement  strategies.
Management  does not  believe  these  proceedings  will have a material  adverse effect  on  the  Company's  consolidated  financial  position.  It is  possible, however,  that future  results of  operations  for any  particular  quarterly or annual period could be materially  affected by changes in these assumptions,  or the effectiveness of these strategies, related to these proceedings.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company's long-lived assets primarily consists of fixed assets, goodwill and other intangible  assets.  Statement of Financial  Accounting  Standards No. 142
"Goodwill and Other  Intangible  Assets"  ("SFAS 142") requires that goodwill be tested for  impairment at the  reporting  unit level  (operating  segment or one level below an operating segment) on an annual basis and between annual tests in certain  circumstances.  Application  of the goodwill  impairment  test requires judgment,  including the identification of reporting units, assigning assets and liabilities  to reporting  units,  assigning  goodwill to reporting  units,  and determining  the  fair  value  of each  reporting  unit.  Significant  judgments required to estimate the fair value of reporting units include estimating future cash  flows,  determining  appropriate  discount  rates and  other  assumptions.
Changes  in  these  estimates  and  assumptions   could  materially  affect  the
determination of fair value for each reporting unit.

Effective  January  1,  2002,  the  Company  adopted  SFAS 142 and  performed  a transitional test of its goodwill and intangible  assets. No impairment  charges were  recorded as a result of the initial  impairment  test.  Goodwill  was also tested for impairment in the fourth quarter,  after the completion of the annual budgeting  and  forecasting  process.  Due to, among other  things,  the overall softening of the global economy and the related decline in operating  results of
SurfTech,  the Company recorded a goodwill impairment loss of $556,000. The fair value of the reporting unit giving rise to the transitional  impairment loss was estimated  using the expected  present  value of future cash flows.  Any further impairment losses recorded in the future could have a material adverse impact on the Company's financial conditions and results of operations.

The Company  periodically  reviews the carrying value of its  long-lived  assets held and used, other than goodwill and intangible  assets with indefinite lives, and assets to be disposed of whenever events or circumstances  indicate that the carrying  amount of an asset may not be  recoverable.  The Company  assesses the recoverability  of the asset. It compares  estimated cash flows, on a discounted basis,  expected to be generated from the related assets to the carrying amounts to determine  whether  impairment  has  occurred.  If the estimate of cash flows expected to be generated  changes in the future,  the Company may be required to record  impairment  charges that were not previously  recorded for these assets.
This review is performed  using  estimates of future cash flows. If the carrying value of a long-lived  asset is considered  impaired,  an  impairment  charge is recorded  for the amount by which the  carrying  value of the  long-lived  asset exceeds its fair value.

                                   Page -21-

ENVIRONMENTAL EXPENDITURES
The  Company is subject to United  States  and  Mexican  environmental  laws and
regulations   concerning  emissions  to  the  air,  discharges  to  surface  and subsurface waters, and generation, handling, storage, transportation,  treatment and disposal of waste  materials.  The Company is also subject to other federal, state and local environmental laws and regulations, including those that require it to  remediate  or mitigate  the effects of the disposal or release of certain chemical  substances  at various  sites,  including  some where the  Company has ceased operations.  It is impossible to predict precisely what effect these laws and regulations will have in the future.

Expenditures  that  relate to  current  operations  are  charged  to  expense or capitalized,  as appropriate.  Expenditures that relate to an existing condition caused by past  operations,  which do not  contribute  to future  revenues,  are generally expensed.  Liabilities are recorded when remedial efforts are probable and the  costs  can be  reasonably  estimated.  The  liability  for  remediation
expenditures   includes,  as  appropriate,   elements  of  costs  such  as  site
investigations,  consultants'  fees,  feasibility  studies,  outside  contractor expenses and monitoring  expenses.  Estimates are not  discounted,  nor are they reduced by potential claims for recovery from insurance carriers.  The liability is periodically  reviewed and adjusted to reflect current remediation  progress, prospective  estimates of required activity and other relevant factors including changes in technology or regulations.

                                   Page -22-

The above  listing  is not  intended  to be a  comprehensive  list of all of the
Company's  accounting  policies.  In many cases,  the accounting  treatment of a particular transaction is specifically dictated by generally accepted accounting principles,  with no need for management's judgment in their application.  There are  also  areas in which  management's  judgment  in  selecting  any  available alternatives would not produce a materially  different result. See the Company's audited Consolidated  Financial Statements and Notes thereto included in Part IV of this Annual Report on Form 10-K, which contain accounting  policies and other disclosures required by generally accepted accounting principles.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the year ended  December 31, 2002  ("2002"),  the net cash  provided from operating  activities was $6,408,000,  as compared to net cash used in operating activities of $2,872,000 for the year ended December 31, 2001 ("2001"). The 2002 increase  was  primarily  related to  improved  operating  results,  significant reductions in inventory and increased  collections of receivables,  particularly collection of  recoverable  income  taxes,  partially  offset by payments  under change-in-control agreements, deferred compensation and retirement plans.

During  2002,  net cash  provided by investing  activities  was  $9,367,000,  as compared to $237,000 in investing  activities in 2001.  The increase in 2002 was primarily  generated by the proceeds from the surrender  value of life insurance policies of $10,676,000 received in the first quarter of the year.

During 2002, net cash used in financing  activities was  $17,131,000,  primarily related to the pay down of bank debt in the amount of $18,103,000.  In 2001, net cash  provided  by  financing  activities  was  $1,174,000,  principally  due to borrowings under the Company's line of credit.

During 2002,  the Company was a party to a Second  Amended and  Restated  Credit
Agreement,  dated December 13, 2001, as amended (the "Former Credit  Facility"), that allowed the Company to borrow for working capital and other  purposes.  The
Former Credit Facility contained certain financial and non-financial  covenants, including  requirements  to maintain  certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined  therein,  on a quarterly basis.
As of December 31, 2001, the Company was in violation of the net income covenant for the fourth  quarter of 2001. In addition,  on March 1, 2002, the Company was notified  that it was in default  under the Former  Credit  Facility  due to its failure to meet the previously scheduled debt reduction to $25,500,000.

On May 23, 2002, the Company and its lenders  reached an agreement,  pursuant to which the lenders  granted a waiver of default and  amendments  to the  violated financial  covenants,  so that the Company would be in full  compliance with the
Former Credit  Facility.  The agreement  provided,  among other things,  for the
Company to pay-down  outstanding  borrowings by $689,000 to $25,500,000  and for the payment to the lenders of an amendment fee of $130,000.

The Former  Credit  Facility  provided  for the  payment  of a  facility  fee of
$780,000  in the event that it was not repaid in full by October 31,  2002.  The
Company paid this facility fee on November 4, 2002.  The Former Credit  Facility
matured on December  31,  2002.  The  Company  did not retire the Former  Credit
Facility  until  January  6,  2003,  and  therefore,  was in  technical  default thereunder at December 31, 2002.

                                   Page -23-

On January 6, 2003, the Company  entered into a three year Senior Secured Credit
Facility (the "Senior Credit  Facility")  with LaSalle  Business Credit LLC. The
Senior  Credit  Facility  provides  for a revolving  loan  facility and two term loans, up to a maximum indebtedness of $20,000,000.  The revolving loan of up to
$16,810,000 is based upon eligible receivables and inventory, as well as an over advance amount of $1,500,000,  which is amortized over the three-year  term. The two term loans of $2,350,000 and $840,000 are also amortized over the three-year term. The Senior Credit Facility restricts  investments,  acquisitions,  capital expenditures and dividends.  It contains financial covenants relating to minimum levels of net worth, fixed charge coverages,  and EBITDA levels, as defined. The
Company is currently in compliance  with all the  restrictions  and covenants of the Senior Credit  Facility.  The Senior Credit Facility bears interest  ranging from the prime  rate plus fifty  basis  points to prime rate plus 2%. The Senior
Credit Facility is secured by all of the Company's assets.

As of December 31, 2002, outstanding borrowings under the Former Credit Facility were  $17,557,000.  The weighted average interest rates on borrowings during the years  ended  December  31,  2002 and  December  31,  2001 were 6.56%  (with the
$780,000  facility  fee  included  as interest  expense,  the  weighted  average interest  rate was  10.01%)  and 7.57%,  respectively.  On January 6, 2003,  the
Company borrowed  $10,359,000  under the Senior Credit Facility,  which together with  the  proceeds  from  the  sale  of EME and  available  cash  (including  a
$2,000,000 dividend from EME) were used to retire the Former Credit Facility.

The Company's German  subsidiary EME also had $5,600,000 in lines of credit with its banks that matured in two stages: December 31, 2002 and March 31, 2003. This subsidiary  was sold on January 6, 2003.  The assets and  liabilities of EME are categorized as held for sale on the Company's  balance sheet.  See Note 2 in the
Notes to Consolidated  Financial  Statements  included in Part IV of this Annual
Report on Form 10-K.

The Company had retained Imperial Capital, LLC to assist it with refinancing the
Former Credit  Facility,  and had attempted to refinance it prior to October 31,
2002 in an effort to avoid  repayment of the $780,000 fee described  above,  but was unable to do so primarily  due to  uncertainties  involving the then pending trial relating to the litigation with Eaton (See Item 3. Legal Proceedings). The
Company had also attempted to extend the maturity of the Former Credit Facility, but its lenders had  expressed  an  unwillingness  to extend the  maturity  past
December 31, 2002.  Following October 31, 2002 the Company had continued working to refinance  the Former  Credit  Facility,  however,  due to  difficult  market conditions,  the  Company  experienced  significant  difficulties  in  obtaining replacement  financing sufficient in amount to fully refinance the Former Credit
Facility. The Senior Credit Facility, as well as the other alternative financing sources  available to and considered by the Company,  were  primarily  revolving credit facilities based upon eligible  receivables and inventory,  which did not include  the  Company's  assets  located  in  Mexico  as part  of the  Company's borrowing  base,  resulting in a potential  shortfall in refinancing  the Former
Credit Facility.  Accordingly,  in refinancing the Former Credit Facility it was necessary to obtain an  additional  source of capital.  As discussed  below,  on
October 11, 2002,  the Company had filed a  registration  statement with the SEC relating to an anticipated  distribution  to its  shareholders  of  subscription rights to purchase additional shares of common stock of the Company (the "Rights
Offering").  At December 31,  2002,  the  registration  process with the SEC was proceeding, but was not complete, and proceeds from the Rights Offering were not then  available to be used in the  refinancing  of the Former  Credit  Facility.
Management  determined that additional  capital for the refinancing was required from either the sale of a division or a subordinated debt financing, which could be repaid from the proceeds of the Rights Offering at a later date.

As  discussed  in the notes to the  financial  statements  (Notes 1 and 2),  the
Company had engaged Imperial Capital,  LLC to explore the sale of the Company or one or more of its subsidiaries. During its sales process, Imperial Capital, LLC contacted  over four  hundred  potential  buyers with respect to the sale of the
Company and its subsidiaries,  including in connection with the sale of EME. All interested  bidders were given the opportunity to conduct certain due diligence.
After  negotiations,  the Company's  Board of Directors  determined that the bid received  for EME from the  ultimate  purchaser  was the most  favorable  to the
Company in light of all of the circumstances, and the transaction closed January
6, 2003.  These  circumstances  included  the maturity of the  Company's  Former
Credit  Facility on December 31, 2002 and the lender's  unwillingness  to extend the  facility,  the necessity of obtaining  additional  capital to refinance the
Former Credit Facility in addition to entering into the Senior Credit  Facility, the effect on the Company if the Former Credit Facility was not refinanced on or about its maturity date, the limited alternative  transactions  available to the
Company to obtain the additional capital required to refinance the Former Credit
Facility,  and the  additional  costs  of  such  alternative  transactions.  The proceeds of the EME transaction  were used in connection with the refinancing of the Former Credit  Facility and to reduce Company  indebtedness.  A principal of the buyer of EME is a limited partner in Steel Partners II, L.P.  ("Steel"),  an investment partnership.  The Company's Chairman of the Board and Chief Executive
Officer is the sole executive officer and managing member of Steel.

On October 11, 2002, the Company had filed a registration statement with the SEC relating to an anticipated  distribution  to its  shareholders  of  subscription rights to purchase additional shares of common stock of the Company. The Company subsequently  filed an amendment to the  Registration  Statement with the SEC on
December  30,  2002.  On March 28,  2003,  following a thorough  discussion  and review,  the  Company's  Board of Directors  determined  not to proceed with the
Rights Offering and withdrew the Registration Statement with the SEC.

                                   Page -24-

The Company's current ratio was 1.19 to 1 at December 31, 2002, and 1.16 to 1 at
December  31, 2001.  This ratio  improved  primarily  due to the receipt of life insurance  proceeds of $10,676,000  used to pay down the Former Credit  Facility and improvements in net cash provided by operations.

As a percentage of total  capitalization,  consisting of debt and  shareholders'
equity, total borrowings by the Company were 34% at December 31, 2002 and 52% at
December  31,  2001.  At December  31,  2002,  total  borrowings,  decreased  by
$18,103,000, compared to December 31, 2001.

Capital  expenditures of $1,477,000 were made in 2002, compared to $1,710,000 in
2001. The capital expenditures made in 2002 primarily related to improvements in process technology, equipment and building repairs.

The  Company  has been able to  generate  adequate  amounts  of cash to meet its operating needs.  During 2002, Teal, RFL and SL-MTI produced positive cash flow, aggregating  $6,762,000.  Condor and SurfTech experienced negative cash flow for the year.  Condor's cash flow was  negatively  impacted by payments made against its  restructuring  reserve of $973,000  and deferred  compensation  payments of
$1,252,000,  which is a  non-recurring  payment.  Without  these cash  payments,
Condor  would  have  recorded a positive  cash flow for the year.  SurfTech  had negative cash flow primarily due to poor operating results.

With the  exception  of  SurfTech  and the segment  reported  as "Other"  (which consists  primarily of corporate  office expenses and accruals not  specifically allocated to the reportable  business  segments) all of the Company's  operating segments  were  profitable  at the  operating  profit  level  (operating  profit excludes non-recurring charges and allocations during the year) and are expected to remain so in 2003. SurfTech's operating loss was $1,627,000 in 2002. SurfTech is facing  historically low demand in its  marketplace.  Included in "Other" are special charges of $1,834,000  related to change of control and proxy costs (see
Note 15 in the Notes to the Consolidated  Financial  Statements included in Part
IV of this  Annual  Report on Form 10-K) and  charges of  $1,600,000  related to environmental  and legal  reserves not fully  allocated to  reportable  business units.

The following is a summary of the Company's contractual  obligations at December
31, 2002 for the periods indicated (in thousands):

Contractual          Less than   1 to 3      4 to 5    After
Obligations           1 year     Years        Years   5 Years    Total
-----------------------------------------------------------------------
                                    (in thousands)
Operating leases     $ 1,112     $ 1,437     $   837     --    $ 3,386
Debt (1)              17,557          --          --     --     17,557
Capital Leases           194         345         204     --        743
                     -------------------------------------------------
Total                $18,863     $ 1,782     $ 1,041     --    $21,686
                     -------------------------------------------------

(1) On January 6, 2003,  the Company  entered into the Senior  Credit  Facility, which  provides  for  a  revolving  loan  and  a  term  loan,  up  to a  maximum indebtedness  of  $20,000,000.  The revolving loan of up to $16,810,000 is based upon eligible  receivables  and inventory,  as well as a $1,500,000 over advance amount,  which is  amortized  over the  three-year  term.  The two term loans of
$2,350,000 and $840,000 are also amortized over the three-year term. Contractual

                                   Page -25-

obligations for the term loans are $559,000 in less than one year and $2,631,000 in one to three years.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

                                             Year ended December 31,
                                            -------------------------
                                               2002            2001
                                                          (as adjusted)
                                            -------------------------
                                                 (in thousands)
NET SALES
Condor .....                                $ 38,058        $ 48,742
Teal .......                                  19,608          13,320
SL-MTI .....                                  23,007          19,262
RFL ........                                  27,239          28,447
SurfTech ...                                   2,237           3,086
                                            ------------------------
Consolidated                                $110,149        $112,857
                                            ========================

                                            Year ended December 31,
                                            --------------------------
                                                2002           2001
                                                           (as adjusted)
                                            --------------------------
                                                (in thousands)
OPERATING INCOME (LOSS)
FROM CONTINUING OPERATIONS
Condor .............................        $  1,457         $ (9,492)
Teal ...............................           1,873              603
SL-MTI .............................           1,873            1,981
RFL ................................           3,435            3,230
SurfTech ...........................          (1,627)          (1,120)
Other expenses and Corporate offices          (6,584)          (6,171)
                                            -------------------------
Consolidated .......................        $    427         $(10,969)
                                            =========================

Consolidated  net  sales  from  continuing  operations  in 2002 of  $110,149,000 decreased  approximately  $2,708,000 (2%), as compared to consolidated net sales from continuing operations in 2001. This decrease was due mainly to decreases at
Condor of approximately  $10,684,000 (22%), and RFL of approximately  $1,208,000
(4%). These decreases were partially offset by increases in net sales at Teal of
$6,288,000  (47%) and MTI of $3,745,000  (19%).  Consolidated net sales for 2002 and 2001 do not include net sales of $27,658,000 and $35,926,000,  respectively, relating  the  combined  sales of EME and SL  Waber,  which  are  classified  as discontinued  operations.  Net  loss  from  continuing  operations  in 2002  was
$1,247,000  or $.21 per diluted  share  compared  to a net loss from  continuing operations  in 2001 of $9,695,000  or $1.70 per diluted  share.  The net loss in
2002 included restructuring costs at Condor and SurfTech

                                   Page -26-

in the amount of $265,000,  goodwill and asset impairment charges at SurfTech of
$703,000,  and  special  charges  included  in other of  $1,834,000  related  to change-of-control  and proxy costs. Without these charges the Company would have had net income of $597,000 from continuing operations in 2002.

Condor's net sales in 2002  decreased  $10,684,000  (22%),  while its  operating income  increased by  $10,949,000  to  $1,457,000,  as compared to net sales and operating  income  in 2001.  Condor's  net  sales  decreased  as a result of the withdrawal  of  significant  portion of its  telecommunications-related  product line.  Operating  results in 2002  includes a  restructuring  charge of $230,000 relating to  facility  consolidation  at its  Brentwood,  New York and  Reynosa,
Mexico  facilities and related  severance  payments.  The 2001 operating results included charges in connection with the write-down of telecommunications-related inventory in the amount of $2,890,000,  the  restructuring  costs related to the closing of the two facilities  mentioned  above of $3,683,000 and the impairment of intangible  assets in connection  with the Todd Products  acquisition  in the amount of  $4,145,000.  On a comparative  basis,  excluding the  above-mentioned charges,  Condor's income from  operations for 2002 was $1,687,000,  compared to
$1,226,000 in 2001, or an increase of $461,000. The increase in operating income was  due  to  improved  margins  caused  by a more  favorable  product  mix  and efficiencies gained in its manufacturing processes.

Teal's net sales in 2002 increased  approximately  $6,288,000  (47%), and income from operations increased approximately $1,270,000 (211%), compared to net sales and income from  operations  in 2001.  The  significant  increase in revenue and income from operations is due to several new orders obtained by Teal,  primarily in the medical imaging product line.

SL-MTI's  net sales in 2002  increased  approximately  $3,745,000  (19%),  while operating income decreased  approximately  $108,000 (5%),  compared to net sales and income from operations in 2001. Contributing to the increased net sales were significant  increases in sales of DC brushless  motors.  The decrease in income from operations is due primarily to poor operating efficiencies  associated with the rapid increase in sales and an inventory write-off of $387,000.

RFL's net sales in 2002 decreased approximately $1,208,000 (4%), and income from operations  increased  approximately  $205,000  (6%),  compared to net sales and operating income in 2001. Contributing to the decrease in net sales was the weak growth in the U.S.  economy,  which  delayed  the capital  improvement  plans of several  large  customers in the electric  power utility  industry.  Despite the decrease in sales, income from operations  increased slightly,  primarily due to the non-amortization provision of goodwill adopted by the Company in 2002.

SurfTech's net sales in 2002 decreased  approximately  $849,000 (28%),  and loss from operations increased  approximately  $507,000 (45%),  compared to net sales and  operating  loss in 2001.  The decrease in sales is  attributed to continued
weakness in the corrugated paper and telecommunications markets. Included in the loss from  operations  for 2002 was a  write-off  of  goodwill  in the amount of
$556,000  and  an  asset  impairment  charge  of  $147,000.  In  2001,  SurfTech recognized  goodwill impairment and restructuring  charges of $360,000.  Without the above  charges,  the loss from  operations in 2002 would have been $889,000, and the loss from operations in 2001 would have been $760,000.

EME's net sales in 2002 increased approximately $2,048,000 (8%), and income from operations  decreased  approximately  $218,000  (7%),  compared to net sales and income from operations in 2001. The increase in sales is primarily  attributable to

                                   Page -27-

increased  sales of wire harness  systems offset by decreased sales of actuation devices.  The decreased  income from  operations was caused by the sharp drop in sales of actuation  devices in the aerospace market,  which carries  appreciably higher margins than EME's other product lines.  EME was sold January 6, 2003 and is reported in discontinued operations for all periods presented.

COST OF PRODUCTS SOLD
As a percentage of net sales,  cost of products  sold in 2002 was  approximately
65%, as compared to approximately 66% in 2001 (excluding the increase in cost of products sold due to a reserve at Condor of  $2,890,000  for excess and obsolete inventory).  Although  the cost of products as a  percentage  to sales  remained
relatively  constant   year-to-year,   the  subsidiaries'  product  mix  changed
considerably.  Significant improvements were made at Condor, which decreased its percentage  of cost of products  sold from 73% in 2001 to 67% in 2002.  Condor's cost  of  products  sold  improved  primarily  as a  result  of the  substantial reduction  of  Condor's  telecommunications  related  product  line,  as well as improved manufacturing efficiencies.  Teal's percentage of cost of products sold increased  from 60% in 2001 to 65% in  2002.  In 2002,  Teal  began a new  major program with one customer,  which  included  volume  discounts and production of prototypes.  Teal  expects to improve its cost of products  sold  percentage  as
production  increases  on  this  program.   SurfTech's  cost  of  products  sold
percentage  increased from 75% in 2001 to 82% in 2002.  SurfTech is experiencing historic low demands in its served markets. SurfTech's income from operations is relatively immaterial to the Company's consolidated results of operations.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
Engineering and product development expenses in 2002 were $7,579,000, a decrease of  approximately  $441,000  (5%),  as compared to 2001.  As a percentage of net sales, engineering and product development expenses in 2002 and 2001 were 7% for both years.  The decrease of $441,000 was primarily due to the  consolidation of engineering facilities at Condor, which was completed during the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling,  general  and  administrative  expenses  in 2002  were  $25,194,000,  a decrease of  $1,018,000  (4%),  compared to 2001.  As a percentage of net sales, selling, general and administrative expenses in 2002 and 2001 were approximately
23%.  Included in 2002 are  additional  accruals  for  environmental  matters of
$500,000,  litigation  of  $1,100,000,  and service fees of  $400,000.  In 2001, selling, general and administrative expenses included $1,300,000 of professional fees related to the possible sale of all or a portion of the Company's  business
($765,000 of which was reversed in 2002), $700,000 of bank charges incurred as a result of the default of financial  covenants under the Former Credit  Facility, an increase of $450,000 in litigation reserves,  $300,000 in expenses associated with the contested election of directors and $90,000 in consulting costs related to the restructuring of Condor.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation  and amortization  expenses in 2002 were $2,948,000,  a decrease of approximately  $1,089,000 (27%),  compared to 2001. The reduction in 2002 is due primarily to the Company's reduced asset base and the discontinuance of goodwill amortization.  The  discontinuance of goodwill  amortization,  which amounted to
$722,000 for the year ended December 31, 2001, was the result of the adoption of
SFAS No.142 during the year.

                                   Page -28-

RESTRUCTURING COSTS AND IMPAIRMENT CHARGES
At December 31, 2001,  the Company had a  restructuring  reserve of  $1,163,000.
This  restructuring  reserve was  established in 2001 to provide for anticipated costs  associated  with the downsizing of Condor and SurfTech.  During 2002, the reserve was increased by $265,000,  comprised of $90,000 for severance  payments and  $140,000  for  certain  exit  costs  related  to the  closure  of  Condor's engineering  and sales support office in Brentwood,  New York and  manufacturing facility in Reynosa,  Mexico. The remaining increases relate to SurfTech. All of the restructuring  costs were either paid or applied to the write-down of assets during  2002.  At  December  31,  2002,  no  amount  remained  in the  Company's
restructuring   reserve.   A  summary  of  the   principal   components  of  the
restructuring reserve from December 31, 2001 to December 31, 2002 is as follows:

Restructuring Accrual   December 31,                              December 31,
                            2001       Increases      (Decreases)     2002
--------------------------------------------------------------------------------
                                      (in thousands)
Facility Costs           $   689        $    15        $  (704)        $0
Asset write-off              325            160           (485)        --
Professional fees            102             --           (102)        --
Other                         47             --            (47)        --
Severance                     --             90            (90)        --
                         -------        -------        -------         --
Total                    $ 1,163        $   265        $(1,428)        $0
                         =======        =======        =======         ==

OTHER INCOME (EXPENSE)
In 2002,  interest  income was $25,000,  compared to $153,000 in 2001.  Interest expense in 2002 was  $2,454,000,  compared to  $3,261,000  in 2001.  Included in interest  expense  in 2002 is the  payment  of a  facility  fee in the amount of
$780,000,  due to the Company's  inability to pay down in full the Former Credit
Facility by October 31, 2002. (See Note 9 in the Notes to Consolidated Financial
Statements included in Part IV of this Annual Report on Form 10-K). The decrease in interest expense for 2002 is related to significantly reduced debt levels and lower interest rates.

TAXES
The effective  benefit tax rate for 2002 was higher than the statutory  rate due to the recovery of certain tax benefits not previously recognized.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

                                    Years ended December 31,
                                    ------------------------
                                      2001           2000
                                                  (as adjusted)
                                   -------------------------
                                        (in thousands)
NET SALES
Condor .....                       $ 48,742        $ 62,567
Teal .......                         13,320          21,832
SL-MTI .....                         19,262          14,201
RFL ........                         28,447          24,426
SurfTech ...                          3,086           2,838

                                   --------        --------
Consolidated                       $112,857        $125,864
                                   --------        --------

                                   Page -29-

                                             Year ended December 31,
                                            --------------------------
                                               2001           2000
                                           (as adjusted)  (as adjusted)
                                            --------------------------
                                                  (in thousands)
OPERATING INCOME (LOSS) FROM
CONTINUING OPERATIONS
Condor .............................        $ (9,492)        $  4,203
Teal ...............................             603            3,803
SL-MTI .............................           1,981            1,032
RFL ................................           3,230            2,523
SurfTech ...........................          (1,120)            (115)
Other expenses and Corporate offices          (6,171)            (753)
                                            -------------------------
Consolidated .......................        $(10,969)        $ 10,693
                                            =========================

Consolidated  net sales in 2001 of  $112,857,000  decreased  $13,007,000  (10%), compared to consolidated net sales in 2000.  Consolidated net sales for 2001 and
2000 do not  include net sales of  $35,926,000  and  $41,882,000,  respectively, relating to the  combined  sales of EME and SL Waber,  which are  classified  as discontinued operations. Net loss in 2001 was $10,650,000,  or $1.87 per diluted share, compared to net income in 2000 of $1,700,000, or $0.30 per diluted share.
The net loss in 2001 included a $4,270,000  charge relating to the impairment of intangible assets at Condor and SurfTech,  a $3,868,000 charge for restructuring expenses of Condor and SurfTech,  inventory write-downs of $2,940,000 for Condor and SurfTech, net income of $3,157,000 for EME and a $3,947,000 net loss from SL
Waber (both classified as discontinued operations).

Condor's  net sales in 2001  decreased  $13,825,000  (22%),  and its income from operations  decreased  $13,695,000  (326%),  compared to net sales and operating income in 2000. Contributing to the decrease in net sales was the major downturn in the market for telecommunication  products,  resulting in significantly lower sales from the Todd  Products  division of Condor.  The  decrease in income from operations was primarily the result of the reduced sales,  and includes  charges in connection with the write-down of telecommunications-related inventory in the amount of  $2,890,000,  restructuring  expenditures  of  $3,683,000 to close two facilities and lay-off 810 employees and impairment of intangible  assets in the amount of $4,145,000 related to the 1999 Todd Products acquisition.

Teal's net sales in 2001 decreased  $8,512,000 (39%), and income from operations decreased  $3,200,000  (84%),  compared to 2000.  The  decrease in net sales and
income  from  operations  was  due  to  the  continued   depressed   demand  for
semiconductor manufacturing equipment.

SL-MTI's  net  sales  in  2001  increased  $5,061,000  (36%),  and  income  from operations  increased  $949,000  (92%),  compared  to net sales and income  from operations  in 2000.  Contributing  to the  increased  net sales and income from operations  were  increased  sales of precision  motor products to the aerospace industry.

RFL's net sales in 2001 increased  $4,021,000  (16%), and income from operations increased  approximately  $707,000  (28%),  compared to net sales and  operating income  in 2000.  Contributing  to the  increased  net  sales  and  income  from operations were increased sales of  teleprotection  equipment and systems to the electric power utility industry.

                                   Page -30-

SurfTech's  net sales in 2001  increased  $248,000  (9%), and the operating loss increased  $1,005,000 (873%),  compared to net sales and loss from operations in
2000. Contributing to the increased net sales and decreased operating income was the  subsidiary's  increased  penetration  of the market for  telecommunications products and the costs associated with supporting this effort.  Also included in
2001 are charges in connection  with the  write-down of inventory of $50,000 and restructuring and impairment charges of $185,000 and $125,000, respectively.

EME's net sales in 2001 increased  $3,068,000  (14%), and income from operations increased $1,070,000 (51%),  compared to net sales and operating income in 2000.
Contributing  to the  increased  net  sales  and  income  from  operations  were increased  sales of actuation  systems to the aerospace  industry.  EME was sold
January 6, 2003 and is  reported  as  discontinued  operations  for all  periods presented.

SL Waber's net sales in 2001 decreased  $9,025,000  (47%),  compared to 2000. SL
Waber was sold in September 2001 and is reported as discontinued  operations for all periods presented.

COST OF PRODUCTS SOLD
As a percentage of net sales, cost of products sold, including inventory charges and  losses on  commitments,  was  approximately  69% in 2001,  as  compared  to approximately  64% in 2000. The percentage  increase was a result of product mix and a reserve at Condor of $2,890,000 for excess and obsolete inventory relating to the  telecommunications-related  products.  As part of a restructuring  plan, management decided to significantly reduce the Condor telecommunications-related product  line due to the  continued  weak demand in that market.  Inventory  was evaluated  based on  current  backlog  and  sales  forecasts,  and  written-down accordingly.  Condor disposed of  approximately  $2,100,000 of this inventory in
2001.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES
Engineering and product development expenses in 2001 were $8,020,000, a decrease of $1,002,000 (11%), compared to 2000. As a percentage of net sales, engineering and  product  development  expenses  in 2001 and  2000  were  7%.  During  2001, decreases  were  primarily  due to  lower  investments  made  by  the  operating divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling,  general  and  administrative  expenses  in 2001 were  $26,212,000,  an increase of  $3,071,000  (13%),  compared to 2000. As a percentage of net sales, selling,  general and administrative expenses in 2001 and 2000 were 23% and 18%, respectively.  The increase in 2001 was mainly due to $1,300,000 in professional fees related to the possible sale of all or a portion of the Company's business,
$700,000 of bank  charges  incurred as a result of the  amendment  to the Former
Credit Facility and the default of financial covenants  thereunder,  an increase of $450,000 in  litigation  reserve,  $300,000 in expenses  associated  with the contested  election of directors and $90,000 in consulting  costs related to the restructuring of Condor.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization  expenses in 2001 were $4,037,000,  an increase of
$186,000 (5%),  compared to 2000. The increase in 2001 was primarily  related to the increased base of property, plant and equipment depreciated during the year.

                                   Page -31-

RESTRUCTURING COSTS AND IMPAIRMENT OF INTANGIBLES
During 2001, the Company  recognized  $8,138,000 of restructuring and impairment costs, as well as $2,940,000 of inventory  write-downs.  The  restructuring  and impairment  charges  related to Condor were  $7,828,000.  SurfTech also incurred restructuring and impairment  charges of $310,000.  Condor incurred a charge for
an    inventory    write-down    of    $2,890,000,    primarily    related    to
telecommunications-related  products. SurfTech also incurred a charge of $50,000 related to inventory  write-downs.  Restructuring costs,  impairment charges and inventory write-downs are summarized as follows:

                                                               Impairment   Inventory
                                              Restructuring       of         Write-
                                                 Costs        Intangibles    downs
                                              ---------------------------------------
                                                           (In thousands)
Condor - intangible asset impairment ....        $   --        $4,145        $     --
Condor - workforce reduction and other ..         3,683            --              --
Condor - inventory write-off ............            --            --           2,890
Surf Tech - intangible asset impairment .            --           125              --
Surf Tech - fixed asset write-offs ......           125            --              --
Surf Tech - workforce reduction and
other ...................................            60            --              --
Surf Tech - inventory write-off .........            --            --              50
                                                 ----------------------------------
Total restructuring and impairment
 Charges ................................        $3,868        $4,270          $2,940
                                                 ==================================

During  2001,  the  Company  implemented  a plan to  restructure  certain of its operations as a result of a significant  reduction in the demand for products by telecommunications  equipment  manufacturers.  The sharp  decrease in orders for telecommunications-related  products  occurred abruptly in the first quarter and continued to the end of 2001.

The  restructuring  plan was  designed to reduce  fixed costs in line with lower anticipated  sales in a manner that would not overburden  personnel and monetary resources. It consisted of the following actions:

     o    the  closure of Condor's  engineering  and sales  support  facility in
          Brentwood, New York;
     o    the closure of Condor's manufacturing facility in Reynosa, Mexico; and
     o    the substantial  reduction of Condor's employees and staff at Condor's manufacturing facility in Mexicali, Mexico and headquarters in Oxnard,
          California.

The charge for facility closures relates primarily to the write-off of equipment and other fixed assets to be disposed of or  abandoned.  A portion of the charge represents  management's  estimate of the future  lease  commitments  and buyout options for closed facilities.

The restructuring  plan included the termination of approximately 828 employees, and the payment of related severance benefits.  Approximately 810 employees were terminated  during 2001. The remaining  terminations and associated  termination payments were made in the first quarter of 2002.

As of December 31, 2001, $1,163,000 of the restructuring costs was included as a component of other accrued liabilities in the accompanying  consolidated balance sheet. The Company had no remaining restructuring reserves at December 31, 2002.

                                   Page -32-

Of the $2,940,000 inventory write-down,  which was not part of the restructuring reserve,  $2,890,000 of the  telecommunications-related  product line inventory.
The  inventory  was  evaluated  based on current  backlog  and sales  forecasts.
Following this evaluation,  the Company considered the inventory to have limited value. The Company disposed of approximately $2,100,000 of this inventory during
2001.

OTHER INCOME (EXPENSE)
In 2001,  interest  income was $153,000  compared to $272,000 in 2000.  Interest expense in 2001 increased 10% to $3,261,000,  as compared to 2000, primarily due to the higher levels of borrowing during 2001.

TAXES
The  effective  tax benefit rate in 2001 was (33%),  as compared to 33% in 2000.
See Note 3 in the Notes to Consolidated  Financial Statements included in Part V of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, FASB issued  Statement of Financial  Accounting  Standard No. 142,
"Goodwill and Other  Intangible  Assets"  ("SFAS No. 142"),  which requires that goodwill and certain other intangible  assets having  indefinite lives no longer be  amortized  to  earnings,  but  instead be subject to  periodic  testing  for impairment.  Intangible assets determined to have definitive lives will continue to be amortized over their estimated  useful lives.  This statement is effective for the  Company's  2002 fiscal  year.  Effective  January 1, 2002,  the Company adopted  SFAS No.  142 and  implemented  certain  provisions,  specifically  the
discontinuation  of  goodwill   amortization,   and  implemented  the  remaining
provisions during 2002. The Company conducted its initial test for impairment in the second quarter of 2002. The Company  allocated its adjusted goodwill balance to its reporting units and conducted the transitional  impairment tests required by SFAS No. 142. The fair values of the reporting  units were estimated  using a combination  of  the  expected  present  values  of  future  cash  flows  and an assessment  of comparable  market  values.  No impairment  charges were recorded
during  the  quarter.   The  Company  tests  for  impairment  after  the  annual
forecasting  process is completed or as impairment  indicators arise. During the fourth quarter the Company recorded a charge to reduce goodwill in the amount of
$556,000, related to SurfTech.

There were no  changes  in the  classifications  of  intangible  assets or their remaining useful lives upon adoption of this pronouncement.

In August 2001, the FASB issued Statement of Financial  Accounting  Standard No.
143,  "Accounting  for Asset  Retirement  Obligations"  ("SFAS No. 143"),  which provides the accounting  requirements for retirement obligations associated with tangible  long-lived assets. This statement requires entities to record the fair value of a liability for an asset  retirement  obligation in the period in which it is incurred. This statement will be effective for the 2003 year. The adoption of SFAS No.  143 is not  expected  to have a  material  impact on the  Company's consolidated financial position or results of operations.

In October 2001, the FASB issued Statement of Financial  Accounting Standard No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.
144"),  which  excludes from the  definition of long-lived  assets  goodwill and other  intangibles  that are not amortized in accordance with SFAS No.142.  SFAS
No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell,  whether  reported in  continuing  operations  or in  discontinued  operations.  SFAS No.  144 also expands the reporting of  discontinued  operations  to include  components of an

                                   Page -33-

entity  that  have  been  or will be  disposed  of  rather  than  limiting  such discontinuance  to a segment of a business.  This statement is effective for the
Company's 2002 fiscal year.  Effective January 1, 2002, the Company adopted this
Statement.

In April 2002, the FASB adopted Statement of Financial Accounting Standards 145,
"Rescission of FASB  Statements  No. 4, 44, and 64,  Amendment of FASB Statement
No. 13, and Technical  Corrections"  ("SFAS 145"). This Statement  rescinds FASB
Statement No. 4, "Reporting Gains and Losses from  Extinguishment  of Debt," and an amendment of that Statement,  FASB Statement No. 64, "Extinguishments of Debt
Made to Satisfy  Sinking-Fund  Requirements."  This Statement also rescinds FASB
Statement No. 44,  "Accounting  for Intangible  Assets of Motor  Carriers." This
Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency  between the required  accounting for sale-leaseback  transactions and the required  accounting for certain lease  modifications that have economic effects that are similar to  sale-leaseback  transactions.  This  Statement also amends other existing  authoritative  pronouncements  to make various  technical corrections,  clarify meanings,  or describe their  applicability  under changed conditions.  SFAS No. 145 is effective for fiscal years  beginning after May 15,
2002.   The  Company  is  currently   evaluating   the  impact,   if  any,  that
implementation  of this  statement  will have on its  results of  operations  or financial position.

In June 2002, the FASB issued Statement 146 Accounting for Costs Associated with
Exit or Disposal  Activities  ("SFAS 146"). This Statement  addresses  financial accounting and reporting for costs  associated with exit or disposal  activities and  nullifies  Emerging  Issues Task Force (EITF)  Issues No. 94-3,  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)"  ("Issue 94-3").
The  principal  difference  between  this SFAS 146 and Issue 94-3 relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity be recognized when the liability is incurred.  Under Issue
94-3, a liability  for an exit cost as defined in Issue 94-3 was  recognized  at the date of an  entity's  commitment  to an exit plan.  The  provisions  of this
Statement are effective for exit or disposal activities that are initiated after
December 31, 2002. The Company is currently  evaluating the impact, if any, that implementation  of this  statement  will have on its  results of  operations  or financial position.

In  November  2002,  the FASB  issued  FASB  Interpretation  No.45  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of Others"  ("FIN 45").  FIN 45 requires  that the liability be recorded in the  guarantor's  balance  sheet upon the issuance of a guarantee.  In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The Company  believes  that the adoption of this standard will not have a material impact on its operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No.
148, "Accounting for Stock-Based  Compensation  Costs-Transition and Disclosure"
("SFAS  No.  148").  This  statement  amends  SFAS  No.  123,   "Accounting  for
Stock-Based Compensation," and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based  compensation.  It also requires  additional  disclosures  about the effects on reported net income of an entity's  accounting policy with respect to
stock-based  employee   compensation.   The  Company  accounts  for  stock-based

                                   Page -34-

compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure  only  alternative of SFAS No. 123.
The Company  adopted the disclosure  provisions of SFAS No.148 in December 2002.
See Note 1 to the Notes to the  Consolidated  Financial  Statements  included in
Part IV of this Annual Report on Form 10-K.

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company is exposed to market  risk from  changes in  interest  and  foreign currency  exchange  rates.  Changes in the market rate affect both interest paid and earned by the Company.  The Company's  investments and outstanding debt bear variable  interest rates. As of January 6, 2003, debt consists  primarily of the
Senior  Credit  Facility,  which bears  interest at interest  rates ranging from prime  rate  plus  fifty  basis  points  to  prime  rate  plus 2%.  The  Company manufactures  some of its products in Mexico and  purchases  some  components in foreign  markets.  All other foreign  market  component  purchases are primarily invoiced in U.S.  dollars.  Changes in interest  and foreign  currency  exchange rates did not have a material impact on the reported  earnings for 2002, and are not expected to have a material impact on reported earnings for 2003.

See  generally,  "Item 1.  Description  of Business - Risk Factors" and "Item 1.
Description of Business - Foreign Operations" in Part I of this Annual Report on
Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated  Financial  Statements and  supplementary  data,  together with the reports of Grant Thornton LLP,  independent public accountants,  are included in
Part IV of this Annual Report on Form 10-K.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

On July 18, 2002, the Company announced that it dismissed Arthur Andersen LLP as
its  independent   accountants  and  engaged  Grant  Thornton  LLP  as  its  new independent  accountants.  The decision to dismiss Arthur Andersen and to engage
Grant  Thornton  LLP was  recommended  by the  Audit  Committee  of the Board of
Directors and approved by the Board of Directors.

Arthur  Andersen's  reports on the Company's  financial  statements  for the two years ended  December  31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer  of opinion,  nor were they  qualified or modified as to audit scope or  accounting  principles.  However,  as a result of an  impairment charge  related to the write off of intangible  assets of Condor at December 31,
2001,  the Company was in  violation  of its net income  covenant for the fourth quarter of 2001 under the Former Credit Facility. Additionally, on March 1, 2002
the Company  received a notice from its lenders under the Former Credit Facility stating  that it was in  default  due to its  failure to meet a  scheduled  debt reduction.

                                   Page -35-

Consequently,  Arthur  Andersen's  report for the period ended December 31, 2001 dated  March 15, 2002 did contain the  following  paragraph:  "The  accompanying financial  statements have been prepared assuming that the Company will continue as a  going  concern.  As  discussed  in  Note 1 to the  consolidated  financial statements,  the Company was in technical  default  under its  revolving  credit facility at December  31, 2001 and an  additional  event of default  occurred on
March 1, 2002.  Due to these  events of default,  the lenders  that  provide the revolving credit facility do not have to provide any further  financing and have the  right to  terminate  the  facility  and  demand  repayment  of all  amounts outstanding.  The existence of these events of default raised  substantial doubt about the Company's ability to continue as a going concern."

On January 6, 2003, the Company entered into the Senior Credit  Facility,  which provides for debt  financing for a term of three years.  See Note 9 in the Notes to Consolidated  Financial  Statements included in Part IV of this Annual Report on Form 10-K.

During the  Company's  two most recent  fiscal  years and through July 18, 2002, there were no  disagreements  with Arthur  Andersen on any matter of  accounting principles or practices,  financial  statement  disclosure or auditing  scope or procedure which, if not resolved to Andersen's  satisfaction,  would have caused them to make reference to the subject matter in connection  with their report on the Company's  consolidated  financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company  provided Arthur  Andersen with a copy of the foregoing  disclosures and requested Arthur Andersen furnish it a letter stating whether it agrees with the  statements  herein.  The Company has not received a response to that letter and has not been  able to  obtain  it  after  reasonable  efforts.  Accordingly, pursuant to Item 304T of Regulation  S-K, no response from Arthur  Andersen will be filed as an exhibit hereto.

During the  Company's two most recent  fiscal years and the  subsequent  interim periods  through July 18, 2002,  the Company did not consult with Grant Thornton
LLP  regarding  the   application  of  accounting   principles  to  a  specified
transaction,  either  completed or proposed,  or the type of audit  opinion that might be rendered on its consolidated financial statements, or any other matters or events as set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Apart from certain  information  concerning  the Company's  executive  officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is  incorporated  herein by reference to the applicable information  in the Proxy  Statement  for the Company's  2003 Annual  Meeting of
Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The  information  required under this Item is  incorporated  by reference to the
Proxy Statement for the Company's 2003 Annual Meeting of Shareholders.

                                   Page -36-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required under this Item is  incorporated  by reference to the
Proxy Statement for the Company's 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this Item is  incorporated  by reference to the
Proxy Statement for the Company's 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days of the  filing of this Form  10-K,  the  Company  carried  out an evaluation,  under the  supervision  and with the  participation  of management, including  the Chief  Executive  Officer  and Chief  Financial  Officer,  of its
disclosure  controls and  procedures  (as defined in Rules 13a-14 and 14d-15d of the  Securities  Exchange Act of 1934).  Based upon that  evaluation,  the Chief
Executive  Officer and Chief  Financial  Officer  concluded  that the  Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  required to be included in the periodic  filings with the
SEC.

There were no significant changes in the Company's internal controls or in other factors that could  significantly  affect these internal controls  subsequent to the date of the Company's most recent evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) (1) FINANCIAL STATEMENTS

The  information  required by this Item is included in Item 8 of Part II of this
Annual Report on Form 10-K.

(a) (2) FINANCIAL STATEMENT SCHEDULES

The  following  financial  statement  schedule for the years ended  December 31,
2002, December 31, 2001, and December 31, 2000 are submitted herewith:

            Schedule II - Valuation and Qualifying Accounts

All other  schedules are omitted  because (a) the required  information is shown elsewhere in this Annual Report on Form 10-K, or (b) they are  inapplicable,  or
(c) they are not required.

                                   Page -37-

See Index at page F-1 to Consolidated  Financial  Statements included in Part IV of this Annual Report on Form 10-K.

(a) (3) EXHIBITS

The  information  called for by this  section is listed in the Exhibit  Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

The following  reports on Form 8-K were filed by the Company  during the quarter ended December 31, 2002:

Current  report on Form 8-K filed  October  16,  2002  pursuant to Item 5 (Other
Events).

Current  report on Form 8-K filed  November  12, 2002  pursuant to Item 5 (Other
Events).

                                   Page -38-

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC.
(Company)

By   /s/ Warren Lichtenstein                            Date  March 28, 2003
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
HAS BEEN SIGNED BELOW BY THE  FOLLOWING  PERSONS ON BEHALF OF THE COMPANY AND IN
THE CAPACITIES AND ON THE DATE INDICATED.

By   /s/ Warren Lichtenstein                            Date  March 28, 2003
     -------------------------------------------
     Warren Lichtenstein - Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)

By   /s/ Glen Kassan                                    Date  March 28, 2003
     -------------------------------------------
     Glen Kassan - President and Director

By   /s/ David R. Nuzzo                                 Date  March 28, 2003
     --------------------------------------------
     David R. Nuzzo - Vice President Finance
     and Administration, Treasurer and Secretary
     (Principal Financial Officer)

By   /s/ J. Dwane Baumgardner                           Date  March 28, 2003
     --------------------------------------------
     J. Dwane Baumgardner - Director

By   /s/ Avrum Gray                                     Date  March 28, 2003
     --------------------------------------------
     Avrum Gray - Director

By   /s/ James R. Henderson                             Date  March 28, 2003
     --------------------------------------------
     James R. Henderson - Director

By   /s/ Mark E. Schwarz                                Date  March 28, 2003
     --------------------------------------------
     Mark E. Schwarz - Director

By   /s/ Richard Smith                                  Date  March 28, 2003
     --------------------------------------------
     Richard Smith - Director

By   /s/ Steven Wolosky                                 Date  March 28, 2003
     --------------------------------------------
     Steven Wolosky - Director

                                   Page -39-

                               SL Industries, Inc.
                                 Certifications

I, Warren Lichtenstein, certify that:

1.     I have reviewed this Annual Report on Form 10-K of SL Industries, Inc.;

2.     Based on my  knowledge,  this  Annual  Report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this Annual Report;

3.     Based on my knowledge,  the  financial  statements,  and other  financial information  included  in  this  Annual  Report,  fairly  present  in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this
       Annual Report;

4.     The  registrant's  other  certifying  officers and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant  and have:

       a)    designed  such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by others  within those entities, particularly during the period in which this Annual
             Report is being prepared;

       b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c)    presented  in  this  Annual  Report  our   conclusions   about  the
             effectiveness  of the disclosure  controls and procedures  based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent function):

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

                                   Page -40-

6.     The registrant's  other certifying  officers and I have indicated in this
       Annual Report whether there were significant changes in internal controls or in other factors that could  significantly  affect  internal  controls subsequent  to the  date of our most  recent  evaluation,  including  any corrective  actions with regard to significant  deficiencies and material weaknesses.

By: /s/ Warren Lichtenstein
---------------------------
Warren Lichtenstein
Chairman of the Board and
Chief Executive Officer
Date: March 28, 2003

                                   Page -41-

                               SL Industries, Inc.
                                 Certifications

I, David R. Nuzzo, certify that:

1.     I have reviewed this Annual Report on Form 10-K of SL Industries, Inc.;

2.     Based on my  knowledge,  this  Annual  Report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this Annual Report;

3.     Based on my knowledge,  the  financial  statements,  and other  financial information  included  in  this  Annual  Report,  fairly  present  in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this
       Annual Report;

4.     The  registrant's  other  certifying  officers and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14c and 15d-14) for the  registrant and have:

       a)    designed  such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by others  within those entities, particularly during the period in which this Annual
             Report is being prepared;

       b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c)    presented  in  this  Annual  Report  our   conclusions   about  the
             effectiveness  of the disclosure  controls and procedures  based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent function):

       a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the  registrant's  ability to record,  process,  summarize  and  report  financial  data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       e)    any fraud,  whether or not material,  that  involves  management or other  employees  who have a significant  role in the  registrant's internal controls;

                                   Page -42-

6.     The registrant's  other certifying  officers and I have indicated in this
       Annual Report whether there were significant changes in internal controls or in other factors that could  significantly  affect  internal  controls subsequent  to the  date of our most  recent  evaluation,  including  any corrective  actions with regard to significant  deficiencies and material weaknesses.

By: /s/ David R. Nuzzo
----------------------
David R. Nuzzo
Vice President, Finance and Administration
Treasurer and Secretary
Date: March 28, 2003

                                   Page -43-

INDEX TO EXHIBITS

The exhibit number,  description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #                           Description
---------                           -----------
 2.1            Share  Purchase  Agreement  Relating to the  Acquisition  of RFL
                Electronics,  Inc. by SL  Industries,  Inc. dated as of April 1,
                1999.  Incorporated by reference to Exhibit 2.1 to the Company's report  on Form 8-K  filed  with  the  Securities  and  Exchange
                Commission on May 26, 1999.
 2.2            Asset  Purchase  Agreement  by and  between  Condor  D.C.  Power
                Supplies,  Inc., as the Purchaser,  and Todd Products Corp., and
                Todd Power Corporation as the Sellers dated as of July 13, 1999.
                Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on
                August 10, 1999.
 2.3            Securities Purchase Agreement by and among SL Industries,  Inc.,
                SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol
                Enterprises, Inc. and Chol Enterprises, Inc. dated as of January
                3,  2003.  Incorporated  by  reference  to  Exhibit  2.1  to the
                Company's  report  on Form 8-K  filed  with the  Securities  and
                Exchange Commission on January 17, 2003.
 3.1            Articles of  Incorporation.  Restated Articles of Incorporation.
                Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended December 31, 2000.
 3.2            By-Laws. Restated By-Laws.  Incorporated by reference to Exhibit
                3.2 to the  Company's  report on Form 10-K for the  fiscal  year ended December 31, 2000.
10.1            Supplemental  Compensation  Agreement  for the  Benefit of Byrne
                Litschgi.  Incorporated  by  reference  to  Exhibit  10.1 to the
                Company's report on Form 8 dated November 9, 1990.
10.2            Chairman's  Executive  Severance   Agreement.   Incorporated  by
                reference  to  Exhibit  10.2 to the  Company's  report on Form 8 dated November 9, 1990.
10.3            First Amendment to Chairman's  Executive Severance Agreement and
                to   Supplemental   Compensation   Agreement.   Incorporated  by
                reference to Exhibit  10.3.1 to the  Company's  report on Form 8 dated November 9, 1990.
10.4            Second Amendment to Chairman's Executive Severance Agreement and
                to   Supplemental   Compensation   Agreement.   Incorporated  by
                reference to Exhibit  10.3.2 to the  Company's  report on Form 8 dated November 9, 1990.
10.5            Third Amendment to Chairman's  Executive Severance Agreement and
                to   Supplemental   Compensation   Agreement.   Incorporated  by
                reference to Exhibit  10.3.3 to the  Company's  report on Form 8 dated November 9, 1990.
10.6            Fourth Amendment to Chairman's Executive Severance Agreement and
                to   Supplemental   Compensation   Agreement.   Incorporated  by
                reference to Exhibit  10.3.2 to the  Company's  report on Form 8 dated November 9, 1990.
10.7            Deferred Supplemental Compensation Agreement with Grant Heilman.
                Incorporated  by  reference to Exhibit  10.4.5 to the  Company's report on Form 8 dated November 9, 1990.
10.8            Deferred Supplemental  Compensation Agreement with William Hess.
                Incorporated  by  reference to Exhibit  10.4.6 to the  Company's report on Form 8 dated November 9, 1990.

                                   Page -44-

10.9            Supplemental Compensation Agreement for the Benefit of Donald J.
                Lloyd-Jones.  Incorporated by reference to Exhibit 10.5.1 to the
                Company's report on Form 8 dated November 9, 1990.
10.10           Supplemental Compensation Agreement for the Benefit of Salvatore
                J. Nuzzo.  Incorporated  by reference  to Exhibit  10.5.3 to the
                Company's report on Form 8 dated November 9, 1990.
10.11           Supplemental  Compensation  Agreement  for the Benefit of Marlin
                Miller,  Jr.  Incorporated by reference to Exhibit 10.5.4 to the
                Company's report on Form 8 dated November 9, 1990.
10.12           Supplemental  Compensation  Agreement  for the  Benefit of Grant
                Heilman.  Incorporated  by  reference  to Exhibit  10.5.5 to the
                Company's report on Form 8 dated November 9, 1990.
10.13           Supplemental  Compensation  Agreement for the Benefit of William
                M. Hess.  Incorporated  by  reference  to Exhibit  10.5.6 to the
                Company's report on Form 8 dated November 9, 1990.
10.14           1988 Deferred  Compensation  Agreement  with a Certain  Officer.
                Incorporated  by  reference  to  Exhibit  10.6 to the  Company's report on Form 8 dated November 9, 1990.
10.15           Severance  Pay  Agreement  with  Owen  Farren.  Incorporated  by reference to Exhibit 10-C to the  Company's  report on Form 10-K for the fiscal year ended July 31, 1991.
10.16           Severance Pay Agreement with Ted D.  Taubeneck.  Incorporated by reference to Exhibit 10-D to the  Company's  report on Form 10-K for the fiscal year ended July 31, 1991.
10.17           Deferred   Compensation   Agreement   with   James  E.   Morris.
                Incorporated  by  reference  to  Exhibit  10-E to the  Company's report on Form 10-K for the fiscal year ended July 31, 1991.
10.18           1991  Long  Term  Incentive  Plan  of SL  Industries,  Inc.,  as
                amended,  is  incorporated  by  reference  to  Appendix  to  the
                Company's  Proxy  Statement  for its 1995  Annual  Meeting  held
                November  17, 1995,  previously  filed with the  Securities  and
                Exchange Commission.
10.19           SL Industries,  Inc. Non-Employee  Director  Non-Qualified Stock
                Option  Plan.  Incorporated  by  reference  to  Exhibit  4.3  to
                Registration Statement No. 33-63681, filed October 25, 1995.
10.20           Capital  Accumulation  Plan.  Incorporated  by  reference to the
                Company's  report on Form 10K/A for the fiscal period ended July
                31, 1994.
10.21           Severance Pay  Agreement  with David R. Nuzzo.  Incorporated  by reference to Exhibit 10.1 to the  Company's  report on Form 10-K for the fiscal year ended July 31, 1998.
10.22           Severance Pay Agreement with Jacob Cherian Jr.  Incorporated  by reference to Exhibit 10.28 to the Company's  report on Form 10-K for the fiscal year ended December 31, 2000.

                                   Page -45-

10.23           Waiver  and  Amendment  No. 1 to  $40,000,000  Revolving  Credit
                Facility for SL  Industries,  Inc.,  Agented by Mellon Bank N.A.
                Incorporated by reference to Exhibit 10 to the Company's  report on Form 8-K filed with the Securities and Exchange Commission on
                July 11, 2001.
10.24           Change in Control  Agreement  between  the  Company and Mr. Owen
                Farren.  Incorporated  by  reference  to  Exhibit  10.1  to  the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                June 30, 2001.
10.25           Change in Control Agreement between the Company and Mr. David R.
                Nuzzo.   Incorporated  by  reference  to  Exhibit  10.2  to  the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                June 30, 2001.
10.26           Change in Control  Agreement  between the Company and Mr.  Jacob
                Cherian.  Incorporated  by  reference  to  Exhibit  10.3  to the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                June 30, 2001.
10.27           Amended Change in Control  Agreement between the Company and Mr.
                Owen  Farren.  Incorporated  by reference to Exhibit 10.1 to the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                September 30, 2001.
10.28           Amended Change in Control  Agreement between the Company and Mr.
                David R. Nuzzo. Incorporated by reference to Exhibit 10.2 to the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                September 30, 2001.
10.29           Amended Change in Control  Agreement between the Company and Mr.
                Jacob Cherian.  Incorporated by reference to Exhibit 10.3 to the
                Company's  report on Form 10-Q for the  quarterly  period  ended
                September 30, 2001.
10.30           Form of  Amended  and  Restated  Credit  Agreement  dated  as of
                December 13, 2001 among SL Industries,  Inc.,  Mellon Bank N.A., as Agent,  and certain other persons.  Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K filed with the
                Securities and Exchange Commission on December 26, 2001.
10.31           Loan and  Security  Agreement  dated  effective  January 6, 2003 among  LaSalle  Business  Credit  LLC,  the  Agent  for  Lender,
                Standard   Federal   National   Association,   the  Lender,   SL
                Industries, Inc. and SL Delaware, Inc., Collectively,  Borrowers
                and  Condor  D.C.  Power  Supplies,   Inc.,   Teal   Electronics
                Corporation,  RFL Electronics,  Inc., SL Montevideo  Technology,
                Inc., SL Surface Technologies, Inc., SL Delaware Holdings, Inc.,
                SL Auburn,  Inc., Waber Power Ltd., SLW Holdings,  Inc.,  Condor
                Holdings, Inc. and Cedar Corporation,  Collectively,  Guarantors
                (transmitted herewith).
21              Subsidiaries of the Company (transmitted herewith)
23              Consent of Independent Accountants (transmitted herewith)
23.1            Consent of Grant Thornton LLP (transmitted herewith)
99.1            Executive  Change in Control Rabbi Trust Agreement dated January
                18,  2002.  Incorporated  by  reference  to  Exhibit  99 to  the
                Company's  report  on Form 8-K  filed  with the  Securities  and
                Exchange Commission on January 23, 2002.
99.2            Certification of Warren Lichtenstein,  Chairman of the Board and
                Chief Executive Officer,  pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3            Certification  of  David  R.  Nuzzo,  Chief  Financial  Officer,
                pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Page -46-

                               SL Industries, Inc.
         Index to Financial Statements and Financial Statement Schedule

                                                                   Page number
                                                                 in this report
Report of Independent Public Accountants                              F2
Previously Issued Arthur Andersen Report                              F3
Consolidated Balance Sheets                                           F4
Consolidated Statements of Operations                                 F5
Consolidated Statements of Comprehensive Income (Loss)                F5
Consolidated Statements of Shareholders' Equity                       F6
Consolidated Statements of Cash Flows                                 F7
Notes to Consolidated Financial Statements                         F8 to F39
Financial Statement Schedule:
II. Valuation and Qualifying Accounts                                 F40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

     SL INDUSTRIES, INC.

We have audited the  accompanying  consolidated  balance sheet of SL Industries,
Inc. and its subsidiaries as of December 31, 2002, and the related  consolidated statements of operations, comperhensive income (loss), shareholders' equity, and cash  flows  for  the  year  then  ended.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audit.  The  financial statements of SL Industries,  Inc. and its  subsidiaries as of and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations  and who's  report  dated  March 15,  2002  included  an  explanatory paragraph that described certain  uncertainties  regarding the Company's ability to continue as a going concern. The other auditors expressed their opinion prior to the restatement discussed in Note 2.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of SL Industries,  Inc.
and its  subsidiaries  at December 31, 2002 and the results of their  operations and their cash flows for the year then  ended,  in  conformity  with  accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of SL Industries, Inc.
and its  subsidiaries  as of December 31, 2001 and 2000,  and for the years then ended were audited by other auditors who have ceased operations. As described in
Note 2, these  financial  statements  have been  restated  to  present  EME as a discontinued operation. We audited the adjustments described in Note 2 that were applied to restate the 2001 and 2000 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements  of the  Company  other than with  respect to such  adjustments  and, accordingly,  we do not express an opinion or any other form of assurance on the
2001 and 2000 financial statements taken as a whole.

As discussed in Note 1 to the  consolidated  financial  statements,  the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets," on January 1, 2002.

Our audit was made for the purpose of forming an opinion on the basic  financial statements  taken as a whole.  The  schedule  listed in the  index to  financial statements  and  financial  statement  schedule  is  presented  for  purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures  applied in the audit of the basic  financial  statements and, in our opinion,  fairly states in all material  respects the financial data required to be set forth therein in relation to the basic  financial  statements  taken as a whole.

/s/ GRANT THORNTON LLP
New York, New York
March 25, 2003

        THIS IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT.
            THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

THE  FINANCIAL  STATEMENTS  REFERRED  TO IN ARTHUR  ANDERSEN'S  REPORT HAVE BEEN
RESTATED  SUBSEQUENT TO THE DATE OF THEIR REPORT FOR THE PRESENTATION OF CERTAIN
DISCONTINUED  OPERATIONS  OCCURRING DURING 2002. GRANT THORNTON LLP HAS REPORTED
ON THE RESTATEMENT  ADJUSTMENTS.  SEE GRANT THORNTON'S  REPORT ON F-2,  INCLUDED
HEREIN AND NOTE 2 IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED
IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SL Industries, Inc.:

We have audited the accompanying  consolidated  balance sheets of SL Industries,
Inc.  and  subsidiaries  as of  December  31,  2001 and  2000,  and the  related
consolidated   statements   of   operations,    comprehensive   income   (loss),
shareholders'  equity and cash flows for the years ended  December 31, 2001, and
2000 and July 31, 1999, and for the five months ended  December 31, 1999.  These financial  statements and the schedule referred to below are the  responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of SL Industries,
Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations  and their cash flows for the years ended December 31, 2001, and 2000 and July 31, 1999, and for the five months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002

Item 1.  Financial Statements

                                                     SL INDUSTRIES, INC.
                                                CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                     2002                  2001
                                                                                -------------         -------------
                                                                                                      (as adjusted)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   3,539,000         $   2,466,000
   Receivables, net                                                                18,001,000            32,411,000
   Inventories, net                                                                13,747,000            16,790,000
   Prepaid expenses                                                                   657,000               730,000
   Net current assets held for sale                                                22,950,000            23,061,000
   Deferred income taxes, net                                                       2,690,000             6,300,000
                                                                                -------------         -------------
       Total current assets                                                        61,584,000            81,758,000

Property, plant and equipment, net                                                 10,852,000            12,069,000
Long-term note receivable                                                               5,000                 6,000
Deferred income taxes, net                                                          5,118,000             2,476,000
Cash surrender value of life insurance policies                                       261,000               677,000
Intangible assets, net                                                             11,388,000            12,368,000
Other assets                                                                        1,459,000               557,000
                                                                                -------------         -------------
       Total assets                                                             $  90,667,000         $ 109,911,000
                                                                                =============         =============

LIABILITIES
Current liabilities:
   Long-term debt due within one year                                           $  17,557,000         $  35,689,000
   Accounts payable                                                                 4,689,000             7,550,000
   Accrued income taxes                                                             1,884,000             1,203,000
   Net current liabilities held for sale                                           14,950,000            13,380,000
   Accrued liabilities:
     Payroll and related costs                                                      4,937,000             5,703,000
     Other                                                                          7,470,000             7,001,000
                                                                                -------------         -------------
        Total current liabilities                                                  51,487,000            70,526,000
Deferred compensation and supplemental retirement benefits                          3,875,000             4,268,000
Other liabilities                                                                   1,593,000             1,913,000
                                                                                -------------         -------------
       Total liabilities                                                        $  56,955,000         $  76,707,000
                                                                                -------------          ------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued        $           -         $           -
Common stock, $.20 par value; authorized, 25,000,0000 shares;
  issued 8,298,000 shares                                                           1,660,000             1,660,000
Capital in excess of par value                                                     38,820,000            39,025,000
Retained earnings                                                                   8,427,000             8,897,000
Accumulated other comprehensive loss                                                        -                (5,000)
Treasury stock at cost, 2,398,000 and 2,587,000 shares, respectively              (15,195,000)          (16,373,000)
                                                                                -------------         -------------
        Total shareholders' equity                                                 33,712,000            33,204,000
                                                                                -------------         -------------
        Total liabilities and shareholders' equity                              $  90,667,000         $ 109,911,000
                                                                                =============         =============

See accompanying notes to consolidated financial statements.

                                                        SL INDUSTRIES, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

                                                                   2002                 2001                    2000
                                                                                    (as adjusted)          (as adjusted)
                                                              ----------------------------------------------------------
Net sales                                                      $ 110,149,000         $ 112,857,000         $ 125,864,000
                                                              --------------        --------------         -------------
Cost and expenses:
  Cost of products sold                                           71,199,000            77,419,000            80,032,000
  Engineering and product development                              7,579,000             8,020,000             9,022,000
  Selling, general and administrative                             25,194,000            26,212,000            23,141,000
  Depreciation and amortization                                    2,948,000             4,037,000             3,851,000
  Restructuring costs                                                265,000             3,868,000                     -
  Impairment of intangibles                                          703,000             4,270,000                     -
  Special charges                                                  1,834,000                     -                     -
  Settlement of class action suit                                          -                     -              (875,000)
                                                              --------------        --------------         -------------
Total cost and expenses                                          109,722,000           123,826,000           115,171,000
                                                              --------------        --------------         -------------
Income (loss) from operations                                        427,000           (10,969,000)           10,693,000
                                                              --------------        --------------         -------------
Other income (expense):
  Interest income                                                     25,000               153,000               272,000
  Interest expense                                                (2,454,000)           (3,261,000)           (2,964,000)
                                                              --------------        --------------         -------------
Income (loss) from continuing operations before income taxes      (2,002,000)          (14,077,000)            8,001,000
Income tax provision (benefit)                                      (755,000)           (4,382,000)            2,701,000
                                                              --------------        --------------         -------------
Income (loss) from continuing operations                          (1,247,000)           (9,695,000)            5,300,000
Income (loss) from discontinued operations (net of tax)              777,000              (955,000)           (3,600,000)
                                                              --------------        --------------         -------------
Net Income (loss)                                              $    (470,000)        $ (10,650,000)        $   1,700,000
                                                              ==============        ==============         =============

Basic net income (loss) per common share

Income (loss) from continuing operations                       $       (0.21)        $       (1.70)        $        0.94
Income (loss) from discontinued operations (net of tax)                 0.13                 (0.17)                (0.64)
                                                              --------------        --------------         -------------
Net income (loss)                                              $       (0.08)        $       (1.87)        $        0.30
                                                              ==============        ==============         =============

Diluted net income (loss) per common share

Income (loss) from continuing operations                       $       (0.21)        $       (1.70)        $        0.92
Income (loss) from discontinued operations (net of tax)                 0.13                 (0.17)                (0.62)
                                                              --------------        --------------         -------------
Net income (loss)                                              $       (0.08)        $       (1.87)        $        0.30
                                                              ==============        ==============         =============
Shares used in computing basic net income (loss)
  per common share                                                 5,867,000             5,698,000             5,635,000
Shares used in computing diluted net income (loss)
  per common share                                                 5,867,000             5,698,000             5,757,000

                                                   SL INDUSTRIES, INC.
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                 FOR THE YEARS ENDED DECEMBER 31,

                                                          2002                  2001                 2000
                                                      ------------         ------------         ------------
                                                                             (as adjusted)      (as adjusted)
Net income (loss)                                     $   (470,000)        $(10,650,000)        $  1,700,000
Other comprehensive income (loss):
  Currency translation adjustment (net of tax)               5,000              (67,000)               9,000
                                                      ------------         ------------         ------------
Comprehensive income (loss)                           $   (465,000)        $(10,717,000)        $  1,709,000
                                                       ===========       ==============          ===========

See accompanying notes to consolidated financial statements.

                                              SL INDUSTRIES, INC.

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Common Stock
                                                ----------------------------------------------------------
                                                         Issued                        Held In Treasury
                                                Shares            Amount          Shares            Amount
                                                -----------------------------------------------------------------
BALANCE DECEMBER 31, 1999...................     8,272,000      $ 1,654,000      (2,650,000)     $ (15,816,000)
Net income
Cash dividends, $.10 per share
Other, including exercise of
  employee stock options and
  related income tax benefits                       26,000            6,000
Treasury stock sold                                                                 159,000            967,000
Treasury stock purchased                                                           (148,000)        (1,525,000)
Current year translation adjustment
                                                -----------------------------------------------------------------
BALANCE DECEMBER 31, 2000...................     8,298,000      $ 1,660,000      (2,639,000)     $ (16,374,000)
Net loss
Other, including exercise of
  employee stock options and
  related income tax benefits
Treasury stock sold                                                                 134,000            847,000
Treasury stock purchased                                                            (82,000)          (846,000)
Current year translation adjustment
                                                -----------------------------------------------------------------
BALANCE DECEMBER 31, 2001...................     8,298,000      $ 1,660,000      (2,587,000)     $ (16,373,000)
                                                =================================================================
Net loss
Other, including exercise of
  employee stock options and
  related income tax benefits                                                       171,000          1,089,000
Treasury stock sold                                                                 188,000          1,191,000
Treasury stock purchased                                                           (170,000)        (1,102,000)
Reclassification of foreign currency
translation gain realized upon the sale
of foreign entity
Current year translation adjustment
                                                -----------------------------------------------------------------
BALANCE DECEMBER 31, 2002...................     8,298,000      $ 1,660,000      (2,398,000)     $ (15,195,000)
                                                =================================================================

                                                                                       Accumulated
                                                   Capital in                             Other
                                                   Excess of          Retained       Comprehensive
                                                   Par Value          Earnings       Income (Loss)
                                                -----------------------------------------------------
BALANCE DECEMBER 31, 1999...................      $ 37,771,000       $ 18,410,000           $ 53,000
Net income                                                              1,700,000
Cash dividends, $.10 per share                                           (563,000)
Other, including exercise of
  employee stock options and
  related income tax benefits                          320,000
Treasury stock sold                                    364,000
Treasury stock purchased
Current year translation adjustment                                                            9,000
                                                -----------------------------------------------------
BALANCE DECEMBER 31, 2000...................      $ 38,455,000       $ 19,547,000           $ 62,000
Net loss                                                              (10,650,000)
Other, including exercise of
  employee stock options and
  related income tax benefits                          440,000
Treasury stock sold                                    130,000
Treasury stock purchased
Current year translation adjustment                                                          (67,000)
                                                -----------------------------------------------------
BALANCE DECEMBER 31, 2001...................      $ 39,025,000  -     $ 8,897,000           $ (5,000)
                                                =====================================================
Net loss                                                               (470,000)
Other, including exercise of
  employee stock options and
  related income tax benefits                         (221,000)
Treasury stock sold                                     16,000
Treasury stock purchased
foreign currency
translation gain realized upon the sale
of foreign entity                                                                           (543,000)
Current year translation adjustment                                                          548,000
                                                -----------------------------------------------------
BALANCE DECEMBER 31, 2002...................      $ 38,820,000  -     $ 8,427,000                $ -
                                                =====================================================

See accompanying notes to consolidated financial statements.

                                                             SL INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                             2002             2001              2000
                                                                          ---------------------------------------------
                                                                                         (as adjusted)    (as adjusted)
OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                $ (1,247,000)   $ (9,695,000)   $  5,300,000
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation                                                            2,305,000       2,537,000       2,280,000
     Amortization                                                              643,000       1,500,000       1,571,000
     Non cash restructuring charges                                             35,000         375,000               -
     Impairment of intangibles                                                 703,000       4,270,000               -
     Write-down of inventory                                                         -       2,940,000               -
     Provisions for losses on accounts receivable                              109,000         469,000         389,000
     Cash surrender value of life insurance policies                           (31,000)       (902,000)     (1,548,000)
     Deferred compensation and supplemental retirement benefits                516,000         511,000         732,000
     Deferred compensation and supplemental retirement benefit payments     (2,081,000)       (440,000)       (490,000)
     Decrease (increase) in deferred income taxes                              968,000      (1,703,000)       (255,000)
     (Gain) loss on sales of equipment                                         (42,000)         13,000          (3,000)
      Investment in Kreiss Johnson                                                   -         107,000          69,000
     Changes in operating assets and liabilities, excluding effects of business acquisitions and dispositions:
     Accounts receivable                                                     4,072,000      (2,461,000)        323,000
     Inventories                                                             3,043,000       1,790,000      (2,454,000)
     Prepaid expenses                                                           73,000         280,000         237,000
     Accounts payable                                                       (2,861,000)     (2,953,000)     (2,322,000)
     Other assets                                                             (868,000)         24,000        (480,000)
     Other accrued liabilities                                                 390,000        (747,000)     (1,137,000)
     Accrued income taxes                                                      681,000       1,213,000          15,000
                                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $  6,408,000    $ (2,872,000)   $  2,227,000
                                                                          ------------    ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sale of assets of subsidiary                                         -       1,053,000               -
  Proceeds from sales of equipment                                             167,000               -          76,000
  Purchases of property, plant and equipment                                (1,477,000)     (1,710,000)     (2,166,000)
  Decrease in notes receivable                                                   1,000          14,000          31,000
  Payments for acquisitions, net of cash acquired                                    -               -        (376,000)
  Proceeds from cash surrender value of life insurance policies             10,676,000         880,000               -
                                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       $  9,367,000    $    237,000    $ (2,435,000)
                                                                          ------------    ------------    ------------
FINANCING ACTIVITIES:
  Cash dividends paid                                                                -               -        (563,000)
  Proceeds from life insurance policy                                                -         256,000               -
  Proceeds from long-term debt                                              18,800,000      24,447,000      11,629,000
  Payments on long-term debt                                               (36,903,000)    (24,100,000)    (13,762,000)
  Proceeds from stock options exercised                                        867,000         440,000         221,000
  Treasury stock (acquired) sold                                               105,000         131,000        (196,000)
                                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       $(17,131,000)   $  1,174,000    $ (2,671,000)
                                                                          ------------    ------------    ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                 2,429,000       3,927,000       2,879,000
                                                                          ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,073,000       2,466,000               -
                                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                           2,466,000               -               -
                                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                              $  3,539,000    $  2,466,000             $ -
                                                                          ============    ============    ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND:  SL  Industries,  Inc. (the  "Company"),  a New Jersey  corporation, through its subsidiaries,  designs,  manufactures and markets power electronics, power  motion  and  power  protection  equipment  that is used in a  variety  of aerospace, computer, datacom, industrial,  medical, telecom,  transportation and utility  equipment  applications.  Its  products  are  incorporated  into larger systems to increase operating safety,  reliability and efficiency. The Company's products  are largely  sold to original  equipment  manufacturers,  the electric utility industry, and, to a lesser extent, commercial distributors.

On March 22, 2001, the Company announced,  among other things, that the Board of
Directors had completed a previously announced review of strategic  alternatives and had  determined  that it would  explore  a sale of the  Company  in order to maximize  its value for  shareholders.  Credit  Suisse  First  Boston  initially assisted the  Company's  Board of Directors in its review and resigned  from the assignment in June 2002. On August 8, 2002, Imperial Capital, LLC was engaged to continue  this  initiative  and assist  management in its efforts to secure long term debt financing.

LIQUIDITY: During 2002, the Company was a party to a Second Amended and Restated
Credit  Agreement,  dated  December  13, 2001,  as amended  (the "Former  Credit
Facility"),  that  allowed the  Company to borrow for working  capital and other
purposes.   The  Former  Credit  Facility   contained   certain   financial  and
non-financial  covenants,  including  requirements  to maintain  certain minimum levels of net income  and a minimum  fixed  charge  coverage  ratio,  as defined therein,  on a quarterly  basis.  As of December  31,  2001,  the Company was in violation  of the net  income  covenant  for the  fourth  quarter  of  2001.  In addition,  on March 1, 2002,  the  Company was  notified  that it was in default under  the  Former  Credit  Facility  due to its  failure  to meet a  previously scheduled debt reduction to $25,500,000 on March 1, 2002.

On May 23, 2002, the Company and its lenders  reached an agreement,  pursuant to which the lenders  granted a waiver of default and  amendments  to the  violated financial  covenants,  so that the Company would be in full  compliance with the
Former Credit  Facility.  The agreement  provided,  among other things,  for the
Company to pay-down  outstanding  borrowings by $689,000 to $25,500,000  and for the payment to the lenders of an amendment fee of $130,000.

The Former Credit Facility provided for payment of a facility fee of $780,000 in the event that it was not repaid in full by October 31,  2002.  The Company paid the  facility fee on November 4, 2002.  The Former  Credit  Facility  matured on
December 31, 2002.  The Company did not retire the Former Credit  Facility until
January 6, 2003, and therefore,  was in technical default thereunder at December
31, 2002.

On January 6, 2003, the Company entered into a three-year  senior secured credit facility (the "Senior Credit  Facility")  with LaSalle  Business Credit LLC. The
Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum  indebtedness  of  $20,000,000.  The Senior  Credit  Facility  restricts investments,  acquisitions,  capital  expenditures  and  dividends.  It contains financial  covenants  relating  to  minimum  levels of net worth,  fixed  charge coverages and EBITDA levels, as defined.  The Company is currently in compliance with all the  restrictions and covenants of the Senior Credit Facility (See Note
9). The proceeds from the Senior  Credit  Facility were used to repay the Former
Credit Facility and for working capital needs.

CONSOLIDATION: The consolidated financial statements include the accounts of the
Company  and  its  wholly-owned  subsidiaries.  All  intercompany  accounts  and transactions have been eliminated in consolidation.

REPORTING  YEAR  CHANGE:  Pursuant  to a  resolution  adopted  by the  Board  of
Directors on September 24, 1999,  the Company  elected to change the date of its fiscal  year-end  from July 31 to December 31  commencing  January 1, 2000. As a result, a transition  period for the five-month  period ended December 31, 1999, was previously reported on a transition report on Form 10-Q.  Consequently,  the
consolidated   balance  sheets  have  been  prepared  as  of  December  31.  The consolidated  statements of operations,  other  comprehensive  income (loss) and cash flows present  information  for the calendar  years ended December 31, 2002
("2002"), December 31, 2001 ("2001") and December 31, 2000 ("2000").

CASH EQUIVALENTS:  The Company considers all highly liquid debt instruments with an  original  maturity  date of three  months or less and  investments  in money market  accounts to be cash  equivalents.  At December 31, 2002 and December 31,
2001,  cash  and  cash  equivalents  were  held  principally  at  two  financial institutions.

REVENUE  RECOGNITION:  Revenue from product sales are recognized at the time the product is shipped,  with provisions  established for estimated product returns.
Upon  shipment,  the Company also  provides for the  estimated  cost that may be incurred for product  warranties.  Rebates and other sales incentives offered by the Company to its  customers are recorded as a reduction of revenue at the time of sale.

SHIPPING AND HANDLING FEES AND COSTS:  In accordance  with Emerging  Issues Task
Force Issue No.  00-10,  "Accounting  for Shipping and Handling Fees and Costs,"
shipping and handling costs billed to customers are included in net sales, while the costs of shipping and  handling  incurred by the Company are included in the cost of products sold.

ACCOUNTS  RECEIVABLE:  The Company's  accounts  receivable  primarily consist of trade  receivables  and are reported net of allowances for doubtful  accounts of approximately  $273,000 and $541,000,  respectively.  The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts  calculated  from each of these  methods  are  combined to determine  the total amount  reserved.  First,  the Company  evaluates  specific accounts  where it has  information  that the  customer may have an inability to meet its financial obligations  (bankruptcy,  etc.). In these cases, the Company uses its judgment,  based on the best  available  facts and  circumstances,  and records a specific  reserve for that customer  against amounts due to reduce the receivable  to the amount  that is  expected  to be  collected.  These  specific reserves are reevaluated and adjusted as additional information is received that impacts the amount  reserved.  Second,  a general reserve is established for all customers  based  on  several  factors,  including  historical  write-offs  as a percentage of sales and anticipated returns related to customer receivables.  If circumstances  change  (e.g.,  higher than  expected  defaults or an  unexpected material  adverse  change in a major  customer's  ability to meet its  financial obligation),  the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

INVENTORIES:  Inventories  are  valued at the lower of cost or  market.  Cost is primarily  determined using the first-in,  first-out  ("FIFO") method.  Cost for certain inventories is determined using the last-in,  first-out ("LIFO") method.
The  Company  ensures  inventory  is valued at the lower of cost or market,  and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory  valuation.
If market value is less than cost, then related  inventory is set to that value.
If a write down to the  current  market  value is  necessary,  the market  value cannot be greater than the net realizable  value,  defined as selling price less costs to complete and dispose and cannot be lower than the net realizable  value less a  normal  profit  margin.  The  Company  also  continually  evaluates  the composition of its inventory and identifies  slow-moving and excess inventories.
Inventory  items  identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable  value of the inventory at current value, it would have to adjust its reserves accordingly.

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

GOODWILL AND OTHER INTANGIBLES: In June 2001, FASB issued Statement of Financial
Accounting  Standard No. 142,  "Goodwill and Other Intangible Assets" ("SFAS No.
142"),  which requires that goodwill and certain other intangible  assets having indefinite  lives no longer be amortized to earnings,  but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. Effective
January 1, 2002,  the  Company  adopted  SFAS No.  142 and  implemented  certain provisions,  specifically  the  discontinuation  of goodwill  amortization,  and implemented the remaining provisions during 2002.

Prior to January 1, 2002,  the goodwill  resulting from the 2000 and fiscal 1999 and 1998  acquisitions  and the goodwill and  trademarks  resulting from the May
1995  acquisition  were  being  amortized  over 30 years or  less.  Goodwill  of
$429,000  resulting  from  acquisitions  made prior to  November  1,  1970,  was considered to have continuing value over an indefinite period, and was not being amortized.  Covenants  not to compete are  amortized  over the stated  terms and patents are amortized over the remaining  estimated useful lives. The consulting agreement had an amortizable life of ten years.

LONG-LIVED  ASSETS:  As of January 1, 2002,  the Company  adopted  Statement  of
Financial  Accounting  Standard No. 144 ("SFAS No.  144"),  "Accounting  for the
Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"),  which supersedes
Statement  of  Financial  Accounting  Standard  No.  121,  "Accounting  for  the
Impairment of Long-lived  Assets and for  Long-lived  Assets to be Disposed Of."
Accordingly,  whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable,  the Company assesses the  recoverability of the asset. It compares estimated cash flows, on a discounted basis,  expected to be  generated  from the  related  assets to the  carrying  amounts to  determine whether  impairment  has occurred.  If the estimate of cash flows expected to be generated  changes  in the  future,  the  Company  may  be  required  to  record impairment  charges  that were not  previously  recorded for these  assets.  The adoption of SFAS No. 144 had no significant effect on the Company.

Prior to 2001,  the  Company  evaluated  whether  events or  circumstances  have occurred  that would  indicate that the  remaining  estimated  useful life of an intangible asset may warrant  revision or that the remaining  balance may not be recoverable.  When factors  indicate that intangible  assets should be evaluated
for  possible   impairment,   the  Company  used  an  estimate  of  the  related
undiscounted  cash  flows over the  remaining  life of the  intangible  asset to measure recoverability. If impairment existed, measurement of the impairment was
based  on  the  valuation   method  which  the  Company  believed  most  closely
approximated the fair value of the intangible asset, which had historically been based upon future projected  discounted cash flows.  Impairment charges totaling
$4,270,000  were recognized in 2001 related to corporate  restructuring  efforts
(see Note 17).

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

DEBT ISSUANCE  COST:  Cost incurred in securing  long-term debt are deferred and amortized  over the term of the related  debt,  which  approximate  the interest method of amortization.

PRODUCT WARRANTY COSTS:  The Company offers various  warranties on its products.
The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized.  For 2002,  2001 and 2000,  these costs were $605,000, $727,000, and $704,000, respectively.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For 2002, 2001 and 2000, these costs were $311,000, $404,000, and $663,000, respectively.

RESEARCH AND DEVELOPMENT  COSTS:  Research and development costs are expensed as incurred. For 2002, 2001 and 2000, these costs were $2,572,000,  $2,549,000, and
$2,790,000, respectively.

INCOME TAXES:  The Company utilizes the asset and liability method of accounting for income taxes.  Under this method,  deferred tax assets and  liabilities  are recognized for the expected  future tax  consequences  of temporary  differences between the carrying amounts and the tax basis of assets and liabilities.

FOREIGN CURRENCY CONVERSION:  The balance sheets and statements of operations of the Company's Mexican subsidiaries are converted to U.S. dollars at the year-end
rate  of  exchange   and  the  monthly   weighted   average  rate  of  exchange,
respectively.  As the Mexican subsidiaries' functional currency is U.S. dollars, conversion gains or losses  resulting from these foreign  currency  transactions are included in the  accompanying  consolidated  statements of  operations.  The translation  from the local  currency to U.S.  dollars is performed  for balance sheet  accounts  using the current  exchange rate in effect at the balance sheet date and for earnings using the monthly  weighted  average  exchange rate during the period.  Gains or losses  resulting from such  translation are included in a separate  component of  shareholders'  equity.  Through November 2001, a foreign currency  loan was used to hedge  the  value  of the  investment  in the  German subsidiary. Gains and losses on the translation of this foreign currency loan to
U.S.  dollars were not included in the  statement of  operations  but shown as a separate  component of shareholders'  equity.  The German subsidiary was sold on
January  6,  2003.  Accordingly,   gains  or  losses  related  to  its  currency
translation  included in shareholders' equity have been eliminated with the sale of that subsidiary.

USE OF ESTIMATES:  The  preparation of financial  statements in conformity  with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting  period.  Actual results could differ from those  estimates.  The most significant  areas  which  require  the use of  management  estimates  relate to product warranty costs,  accrued  litigations,  allowance for doubtful accounts, allowance for inventory obsolescence and environmental costs.

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

The Company's  German  subsidiary  converted to the euro in January  2002.  This conversion  did  not  have  an  adverse  impact  on the  Company's  consolidated financial position, results of operations, or cash flows.

NET INCOME (LOSS) PER COMMON SHARE: The Company determines net income (loss) per share in  accordance  with  Statement of Financial  Accounting  Standard No. 128
"Earnings per Share." Basic earnings per share is computed by dividing  reported
earnings   available  to  common   shareholders   by  weighted   average  shares
outstanding.  Diluted  earnings  per  share is  computed  by  dividing  reported earnings available to common shareholders by weighted average shares outstanding plus the  effect of  outstanding  dilutive  stock  options,  using the  treasury method.

The following table  reconciles the numerators and denominators of the basic and diluted net income (loss) per common share  calculations:  (in thousands  except per share amounts)

                                                                               Per
                                            Income (loss)       Shares     share amount
                                          ----------------------------------------------
                                          ----------------------------------------------
For the Year Ended December 31, 2002:
Basic net loss per common share           $   (470,000)        5,867,000     $  (0.08)
Effect of dilutive securities                     --                --        --
                                          --------------------------------------------
Dilutive net (loss) per common share      $   (470,000)        5,867,000     $  (0.08)

For the Year Ended December 31, 2001:
Basic net loss per common share           $(10,650,000)        5,698,000     $  (1.87)
Effect of dilutive securities                     --                --        --
                                          --------------------------------------------
Dilutive net loss per common share        $(10,650,000)        5,698,000     $  (1.87)
                                          --------------------------------------------

For the Year Ended December 31, 2000:

Basic net income per common share         $  1,700,000         5,635,000     $   0.30
Effect of dilutive securities                     --             122,000      --
                                          --------------------------------------------
Dilutive net income per common share      $  1,700,000         5,757,000     $   0.30
                                          --------------------------------------------

During 2002,  2001 and December 31, 2000,  533,000,  1,268,000 and 303,000 stock options,  respectively,  were  excluded from the dilutive  computations  because their effect would have been anti-dilutive.

STOCK  BASED  COMPENSATION:  The Company  applies  Accounting  Principles  Board
Opinion No. 25,  "Accounting  for Stock Issued to Employees,"  ("APB Opinion No.
25") and related  interpretations  in accounting for its plans and complies with the  disclosure  provisions of Statement of Financial  Accounting  Standards No.
123,  "Accounting  for  Stock-Based  Compensation"  ("SFAS No. 123").  Under APB
Opinion No. 25,  compensation  expense is measured as the excess, if any, of the fair  value of the  Company's  common  stock at the date of the  grant  over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant  options  with an  exercise  price not less than the fair value of the Company's common stock at the date of the grant.  Accordingly, no  compensation  expense has been recognized in the  accompanying  consolidated statements of operations for its stock-based compensation plans.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards  under these  plans  consistent with the methodology  prescribed under SFAS No. 123, "Accounting for Stock-Based
Compensation,"  the Company's net income (loss) and net income (loss) per common share would have been as follows:

                                                    Year Ended          Year Ended           Year Ended
                                                    December 31,        December 31,         December 31,
                                                       2002                2001                 2001
                                                                       (as adjusted)        (as adjusted)
                                                    -----------------------------------------------------

Net income (loss), as reported                       $    (470,000)     $  (10,650,000)     $   1,700,000
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                        --                  --                 --
                                                     ----------------------------------------------------

Deduct: Total stock-based employee
compensation expense determined under fair value
   based method for awards granted, modified, or
   settled, net of related tax effects                    (684,000)           (739,000)          (547,000)
                                                     ----------------------------------------------------
Pro forma net income (loss)                          $  (1,154,000)     $  (11,389,000)     $   1,153,000
                                                     ====================================================

Earnings (loss) per share:
    Basic - as reported                              $        (.08)     $        (1.87)     $         .30
    Basic - pro forma                                $        (.20)     $        (2.00)     $         .20

    Diluted - as reported                            $        (.08)     $        (1.87)     $         .30
    Diluted - pro forma                              $        (.20)     $        (2.00)     $         .20
                                                     ====================================================

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                   Year Ended         Year Ended         Year Ended
                                                   December 31,       December 31,       December 31,
                                                      2002               2001                2000
                                                                     (as adjusted)      (as adjusted)
                                                  -----------------------------------------------------
Expected dividend yield                                0.0%               0.0%                 .94%
Expected stock price volatility                       33.34%             45.95%              29.58%
Risk-free interest rate                                4.28%               5.0%                6.3%
Expected life of option                              5 years            7 years             7 years
                                                     ===============================================

RECENT ACCOUNTING  PRONOUNCEMENTS:  In August 2001, the FASB issued Statement of
Financial   Accounting  Standard  No.  143,  "Accounting  for  Asset  Retirement
Obligations"  ("SFAS No. 143"),  which provides the accounting  requirements for
retirement   obligations   associated  with  tangible  long-lived  assets.  This
statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement will be  effective  for 2003.  The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB adopted Statement of Financial  Accounting Standard 145,
"Rescission of FASB  Statements  No. 4, 44, and 64,  Amendment of FASB Statement
No. 13, and Technical  Corrections"  ("SFAS No. 145").  This Statement  rescinds
FASB Statement No. 4, "Reporting Gains and Losses from  Extinguishment of Debt,"
and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of

Debt Made to Satisfy  Sinking-Fund  Requirements."  This Statement also rescinds
FASB Statement No. 44,  "Accounting  for Intangible  Assets of Motor  Carriers."
This  Statement  amends  FASB  Statement  No. 13,  "Accounting  for  Leases," to
eliminate an inconsistency  between the required  accounting for  sale-leaseback transactions and the required  accounting for certain lease  modifications  that have  economic  effects that are similar to  sale-leaseback  transactions.  This
Statement  also  amends  other  existing  authoritative  pronouncements  to make various technical corrections, clarify meanings, or describe their applicability under  changed  conditions.  Statement  No. 145 is  effective  for fiscal  years beginning after May 15, 2002.  Management is currently evaluating the impact, if any, that implementation of this statement will have on the Company's results of operations or financial position.

In June 2002,  the FASB issued FASB Statement of Financial  Accounting  Standard
No. 146,  "Accounting  for Costs  Associated  with Exit or Disposal  Activities"
("SFAS No. 146"). This Statement  addresses  financial  accounting and reporting for costs  associated  with exit or disposal  activities and nullifies  Emerging
Issues Task Force (EITF)  Issues No. 94-3,  "Liability  Recognition  for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (including
Certain  Costs  Incurred  in  a  Restructuring)"("Issue  94-3").  The  principal difference between this Statement and Issue 94-3 relates to its requirements for recognition  of a  liability  for a cost  associated  with an  exit or  disposal activity be  recognized  when the  liability  is  incurred.  Under Issue 94-3, a liability  for an exit cost as defined in Issue 94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions of this Statement are effective for exit or disposal  activities that are initiated after December 31,
2002. Management is currently evaluating the impact, if any, that implementation of this statement will have on the Company's  results of operations or financial position.

In  November  2002,  the FASB issued FASB  Interpretation  No. 45,  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of Others"  ("FIN 45").  FIN 45 requires  that the liability be recorded in the  guarantor's  balance  sheet upon the issuance of a guarantee.  In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The Company  believes  that the adoption of this standard will not have a material impact on its operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No.
148, "Accounting for Stock-Based  Compensation  Costs-Transition and Disclosure"
(SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based
Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation.  It also  requires  additional  disclosures  about the  effects on reported net income of an entity's accounting policy with respect to stock-based employee  compensation.  The Company  accounts for  stock-based  compensation in accordance with APB Opinion No. 25,  "Accounting for Stock Issued to Employees,"
and has adopted the  disclosure  only  alternative  of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002.

In January 2003, the FASB issued FASB  Interpretation No. 46,  "Consolidation of
Variable  Interest  Entities"  ("FIN 46").  FIN 46 clarifies the  application of
Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities  that do not have  sufficient  equity at risk for the entity to finance its activities  without  additional  subordinated  financial  support from other parties  or in which  equity  investors  do not have  the  characteristics  of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary  beneficiary.  The primary  beneficiary of a variable interest entity is determined  to be the party that  absorbs a majority  of the  entity's  expected losses,  receives a majority of its expected  returns,  or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June
15, 2003, to variable  interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of  determining  what impact,  if any, the adoption of the  provisions of FIN 46 will have upon its financial condition or results of operations.

RECLASSIFICATIONS:  Reclassifications,  when  applicable,  are made to the prior
year   consolidated   financial   statements   to  conform   with  current  year
presentation.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS

RFL ELECTRONICS, INC.
On May 11, 1999, the Company acquired 100% of the issued and outstanding  shares of capital stock of RFL Electronics Inc.  ("RFL").  The Company paid $11,387,000 in cash and issued $75,000 of promissory notes. In addition,  in fiscal 1999 the
Company  paid a  contingent  payment  of  $1,000,000  based  upon the  financial performance  of RFL for its fiscal year ended March 31,  1999.  RFL is a leading
supplier  of  teleprotection  and  specialized   communication   equipment.  The
acquisition was accounted using the purchase method. Accordingly,  the aggregate purchase  price  was  allocated  to the  net  assets  acquired  based  on  their respective fair values at the date of  acquisition.  The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $5,838,000 has been allocated to goodwill and was being amortized on a straight-line  basis over 30 years through December 31, 2001. The results of operations of RFL, since the acquisition  date, are included in the accompanying  consolidated  financial statements.

CONDOR D.C. POWER SUPPLIES, INC.
On July 27, 1999, Condor D.C. Power Supplies,  Inc.  ("Condor"),  a wholly-owned subsidiary of the Company,  acquired certain of the net operating assets of Todd
Products Corporation and Todd Power Corporation (together, "Todd Products"). The
Company paid  $7,430,000  comprised of $3,700,000 in cash and assumption of debt
equal  to  approximately  $3,730,000.   Condor  also  entered  into  a  ten-year
Consulting  Agreement with the chief  executive  officer of Todd Products for an aggregate consulting fee of $1,275,000 to be paid in quarterly installments over three years. Todd Products was a leading supplier of high quality power supplies to the datacom,  telecommunications and computer industries. The acquisition was accounted using the purchase method.  Accordingly,  the aggregate purchase price was allocated to the net assets acquired,  based on their respective fair values at the date of acquisition.  The excess of the aggregate purchase price over the fair value of net  tangible  assets  acquired of  $4,665,000  was  allocated  to goodwill ($3,390,000) and a consulting agreement  ($1,275,000).  During 2001, an evaluation of the remaining  value of the goodwill and the consulting  agreement was undertaken,  resulting in the write-off of the remaining unamortized balance of  $4,145,000  due  to the  impairment  of  assets,  including  the  consulting agreement  acquired in  connection  with the  acquisition  of Todd Products (see
Notes 17 and 8).

In July 2001, the Board of Directors authorized the disposition of the Company's
SL Waber, Inc. subsidiary ("SL Waber"). Effective August 27, 2001, substantially all of the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. were sold for approximately  $1,053,000.  As part of this transaction,  the purchaser acquired  the rights to the SL Waber name and assumed  certain  liabilities  and obligations of SL Waber. Subsequent to the sale, the Company changed the name of
SL Waber to SLW Holdings,  Inc.  ("SLW  Holdings").  The net income or losses of this subsidiary are included in the consolidated  statements of operations under discontinued  operations for all periods  presented.  There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. Net sales  from  discontinued  operations  for the  years  ended  2001 and 2000 were
$10,316,000 and $19,341,000,  respectively.  The after-tax operating losses from discontinued  operations for the 2001 and December 31, 2000 were  $3,947,000 and
$4,723,000,  respectively.  The provision  for income or loss from  discontinued
operations reflected in the accompanying  consolidated  statements of operations includes the loss  recognized in 2001 from the sale of the assets of SL Waber of
$2,745,000 and the income or losses of the  subsidiary's  operations  during all periods  presented  through  December 31, 2001, net of the expected tax benefits applicable thereto.

ELECTRO-METALL EXPORT GMBH
On  January  6, 2003,  the  Company  sold its  wholly-owned  German  subsidiary,
Electro-Metall  Export GmbH ("EME").  EME is a producer of electronic  actuation devices and cable harness systems sold to original  equipment  manufacturers  in
the  aerospace  and  automotive  industries.   Its  operations  are  located  in
Ingolstadt,  Germany and Paks,  Hungary. In consideration for 100% of the issued and outstanding capital stock of EME, the purchaser paid $8,000,000,  consisting of cash of  $4,000,000  paid at closing and  $4,000,000 of purchaser  notes.  In addition, EME paid a dividend of $2,000,000 to the Company prior to closing. The purchaser  notes are comprised of a $3,000,000  secured note that bears interest at the prime rate plus 2%,  which was paid on March 14,  2003,  and a $1,000,000 unsecured note that bears interest at an annual rate of 12% and matures April 3,
2004.

In December 2002, the Board of Directors authorized the sale of EME, which was a separate  reportable  segment  of  the  Company.  EME  is  distinguishable  as a component of the Company and meets the criteria as held for sale under SFAS 144,
Accounting  for the  Impairment or Disposal of Long-Lived  Assets.  Accordingly,
related operating  results of EME have been reported as discontinued  operations for all years presented.  At December 31, 2002, the Company recorded a provision of  $1,631,000  ($.28 per share),  net of related  income  taxes,  to reduce the carrying value of EME to its fair value less costs to sell.

Revenue and net income before income taxes from the discontinued operations of
EME (exclusive of the impairment provision) were as follows:

Assets and liabilities of discontinued operations include the following:

                                                                              Years Ended December 31,
                                                            --------------------------------------------------
                                                                     2002             2001             2000
                                                                                 (as adjusted)    (as adjusted)
                                                                                 (in thousands)
Revenues                                                           $27,658           $25,610           $22,541
                                                            --------------------------------------------------
Net income before income taxes                                     $ 3,049           $ 3,436           $ 2,293
                                                            ==================================================

Assets and liabilities of discontinued operations include the following:
                                                                             December 31,         December 31,
                                                                             ---------------------------------
                                                                                 2002                2001
                                                                                                 (as adjusted)
                                                                             ---------------------------------
                                                                                    (in thousands)
Assets:
Cash                                                                           $ 3,089            $ 4,111
Accounts receivable                                                              5,575              4,859
Inventory                                                                        4,868              3,707
Property and equipment, net                                                      6,728              2,191
Other                                                                            2,690              8,193
                                                                             ---------------------------------
                                                                               $22,950            $23,061
Liabilities:
Accounts payable                                                               $ 3,606            $ 1,828
Accrued liabilities                                                              7,263              9,036
Debt                                                                             4,081              2,516
                                                                             ---------------------------------
                                                                               $14,950            $13,380
                                                                             =================================

The following  table  represents  the  restatement  required to present EME as a discontinued operation for the periods presented.

         DECEMBER, 31 2001
                                                        As Previously
                                                           Reported          EME Adjustment       As Adjusted
                                                         ------------        ------------         ------------

Current assets:                                          $ 70,230,000        $(11,533,000)        $ 58,697,000
Assets held for sale                                                -          23,061,000           23,061,000
Long lived and other assets                                37,528,000          (9,375,000)          28,153,000
                                                         ------------        ------------         ------------
Total assets                                             $107,758,000        $  2,153,000         $109,911,000
                                                         ============        ============         ============

Current liabilities                                      $ 66,754,000        $ (9,608,000)        $ 57,146,000
Liabilities held for sale                                           -          13,380,000           13,380,000
Long term liabilities                                       7,800,000          (1,619,000)           6,181,000
                                                                    -                   -                    -
                                                         ------------        ------------         ------------
Total liabilities                                          74,554,000           2,153,000           76,707,000

Equity                                                     33,204,000                   -           33,204,000
                                                         ------------        ------------         ------------
Total Equity and liabilities                             $107,758,000        $  2,153,000         $109,911,000
                                                         ============        ============         ============

   YEAR ENDING DECEMBER, 31 2001

                                                          As Previously
                                                             Reported        EME Adjustment       As Adjusted
                                                          -------------      -------------      -------------
Net Sales                                                 $ 138,467,000      $ (25,610,000)     $ 112,857,000

Expenses                                                    146,301,000        (22,475,000)       123,826,000
                                                          -------------      -------------      -------------
Net Loss from Operations                                     (7,834,000)        (3,135,000)       (10,969,000)

Other Income (Expense)                                       (3,041,000)           (67,000)        (3,108,000)
                                                          -------------      -------------      -------------

Loss from continuing operations before income taxes         (10,875,000)        (3,202,000)       (14,077,000)
Income Tax Provision                                         (4,172,000)          (210,000)        (4,382,000)
                                                          -------------      -------------      -------------
Loss from continuing operations                              (6,703,000)        (2,992,000)        (9,695,000)

Discontinued operations                                      (3,947,000)         2,992,000           (955,000)
                                                          -------------      -------------      -------------
Net Loss                                                  $ (10,650,000)     $           -      $ (10,650,000)
                                                          =============      =============      =============
   YEAR ENDING DECEMBER, 31 2000

                                                          As Previously
                                                            Reported        EME Adjustment        As Adjusted
                                                          -------------      -------------      -------------
Net Sales                                                 $ 148,405,000      $ (22,541,000)     $ 125,864,000

Expenses                                                    135,639,000        (20,468,000)       115,171,000
                                                          -------------      -------------      -------------
Net Income (Loss) From Operations                            12,766,000         (2,073,000)        10,693,000

Other Income (Expense)                                       (2,701,000)             9,000         (2,692,000)

                                                          -------------      -------------      -------------

Income (Loss) from continuing operations before income taxes 10,065,000         (2,064,000)         8,001,000
Income Tax Provision                                          3,642,000           (941,000)         2,701,000

                                                          -------------      -------------      -------------
Income (Loss) from continuing operations                      6,423,000         (1,123,000)         5,300,000

Discontinued operations                                      (4,723,000)         1,123,000         (3,600,000)

                                                          -------------      -------------      -------------
Net Income                                                $   1,700,000      $           -      $   1,700,000
                                                          =============      =============      =============

NOTE 3.  INCOME TAXES

Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                          Years ended December 31,
                                                           --------------------------------------------------
                                                             2002                 2001               2000
                                                                              (as adjusted)     (as adjusted)
                                                           --------------------------------------------------
                                                                              (in thousands)
U.S.                                                       $ (2,476)            $(16,026)            $  7,316
Non-U.S                                                         474                1,949                  685
                                                           --------------------------------------------------
                                                           $ (2,002)            $(14,077)            $  8,001
                                                           ==================================================

The provision (benefit) for income taxes from continuing operations consists of the following:

                                                                           Years ended December 31,
                                                              -----------------------------------------------
                                                                 2002                2001            2000
                                                                                 (as adjusted)  (as adjusted)
                                                              -----------------------------------------------
Current:                                                                         (in thousands)
    Federal                                                   $(1,451)            $  (395)            $ 2,461
    International                                                 283                 688                 428
    State                                                         (45)                386                 314
Deferred:
    Federal                                                       567              (4,176)               (713)
    International                                                ----                ----                ----
    State                                                        (109)               (885)                211
                                                              -----------------------------------------------
                                                              $  (755)            $(4,382)            $ 2,701
                                                              ===============================================

The pre-tax domestic losses incurred in 2002 and 2001 were carried back to prior years  resulting in  recoverable  income taxes of  approximately  $1,992,000 and
$3,082,000, respectively.

The provision for income taxes related to  discontinued  operations for 2002 was
$948,000.  Income tax benefits related to discontinued  operations  consisted of
$983,000 and $2,122,000 for 2001 and 2000, respectively.

Significant  components of the Company's  deferred tax assets and liabilities as of December 31, 2002 and December 31, 2001 are as follows:

                                                                       December 31,     December 31,
                                                                          2002             2001
                                                                                       (as adjusted)
                                                                      -----------------------------
                                                                             (in thousands)
                                                                      -----------------------------
  Deferred compensation                                               $  1,903             $  1,900
  Liabilities related to environmental matters                             372                  122
  Inventory valuation                                                    1,014                1,405
  Prepaid and accrued expenses                                           1,952                3,940
  Federal tax loss carryforwards                                           939                 ----
  State tax loss carryforwards                                             444                  298
  Intangibles                                                            1,377                1,723
  Foreign tax credit carryforwards                                         911                1,272
                                                                      -----------------------------
                                                                         8,912               10,660
  Less valuation allowances                                               (239)                (180)
                                                                      -----------------------------
                                                                         8,673               10,480
Deferred tax liabilities:
 Accelerated depreciation and amortization                                 721                1,108
 Assets and liabilities related to discontinued operations                 108                  573
 Other                                                                      36                   23
                                                                      -----------------------------
                                                                      $  7,808             $  8,776
                                                                      =============================

As of December 31, 2002,  the Company's net operating  loss  carryforwards  were
$939,000 for U.S. federal income tax purposes and $444,000 for U.S. state income tax purposes. These losses can be carried forward from five to 20 years and will begin expiring at the end of 2006.

As of December 31, 2002 and December 31, 2001, the Company's foreign tax credits totaled  approximately  $911,000.  These credits can be carried forward for five years and will expire at the end of 2006 and 2007.

The Company has assessed its past earnings  history and trends,  sales  backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the  $7,808,000  of net  deferred  tax assets as of
December  31, 2002 will be  realized.  The Company has an  allowance of $239,000 provided against the gross deferred tax asset.

Following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates:

                                                                                        Years ended December 31,
                                                                             ----------------------------------------
                                                                              2002              2001            2000
                                                                                            (as adjusted)  (as adjusted)
                                                                             ----------------------------------------
Statutory rate                                                                 (34%)            (34%)             34%
Tax rate differential on Foreign Sales Corporation/Extraterritorial
  Income Exclusion benefit earnings                                             (7)              (4)              (1)
International rate differences                                                   1             ----                1
State income taxes, net of federal income tax                                   (3)              (1)               2
Taxable gain from surrender of life insurance policies                        ----                9             ----
Other                                                                            5               (3)              (3)
                                                                             ----------------------------------------
                                                                               (38%)            (33%)             33%
                                                                             ========================================

NOTE 4. RECEIVABLES

Receivables consist of the following:

                                                                                     December 31,           December 31,
                                                                                        2002                    2001
                                                                                                           (as adjusted)
                                                                                       -----------------------------
                                                                                               (in thousands)
                                                                                       -----------------------------
Trade receivables                                                                      $ 14,306             $ 16,867
Less allowances for doubtful accounts                                                      (273)                (541)
                                                                                       -----------------------------
                                                                                         14,033               16,326
Receivables for life insurance policies
  surrendered                                                                              ----               10,229
Recoverable income taxes                                                                  1,992                3,809
Other                                                                                     1,976                2,047
                                                                                       -----------------------------
                                                                                       $ 18,001             $ 32,411
                                                                                       =============================

In January 2002, the Company  received  $10,229,000  from the surrender value of life insurance policies.  In June 2002, the Company received a $2,200,000 United
States tax refund. These funds were used principally to pay down bank debt.

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

NOTE 6.  INVENTORIES

Inventories consist of the following:

                                                                          December 31,         December 31,
                                                                              2002                2001
                                                                                              (as adjusted)
                                                                          ---------------------------------
                                                                                   (in thousands)
                                                                          ---------------------------------
Raw materials                                                             $  9,951             $ 12,279
Work in process                                                              4,014                4,616
Finished goods                                                               2,367                3,401
                                                                          ---------------------------------
                                                                            16,332               20,296
Less allowances                                                             (2,585)              (3,506)
                                                                          ---------------------------------
                                                                          $ 13,747             $ 16,790
                                                                          ---------------------------------

The above includes certain inventories,  which are valued using the LIFO method, which aggregated  $3,469,000 and $4,560,000 as of December 31, 2002 and December
31,  2001,  respectively.  The excess of FIFO cost over LIFO cost as of December
31,  2002  and  December  31,  2001 was  approximately  $265,000  and  $335,000, respectively.

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                          December 31,        December 31,
                                                                            2002                  2001
                                                                                             (as adjusted)
                                                                          ---------------------------------
                                                                                  (in thousands)
                                                                          ---------------------------------
Land                                                                      $  1,149             $  1,149
Buildings and leasehold improvements                                         6,894                6,800
Equipment and other property                                                16,996               18,995
                                                                          ---------------------------------
                                                                            25,039               26,944
Less accumulated depreciation                                              (14,187)             (14,875)
                                                                          ---------------------------------
                                                                          $ 10,852             $ 12,069
                                                                          =================================

In December 2002, the Company  recorded an asset  impairment of $147,000 related to assets used by its SurfTech  business unit.  Certain  equipment was not fully utilized by SurfTech in the production of its current  product line. In December
2002,  management decided to attempt to sell the equipment to interested buyers.
The impairment was determined by open market quotes.  This charge is recorded in the consolidated  statement of operations along with the goodwill  impairment of
$556,000 related to SurfTech.

Note 8.  Intangible assets

Intangible assets consist of the following:

                                              December 31, 2002                            December 31, 2001
                          -----------------------------------------------      -------------------------------------------
                                  Gross      Accumulated                           Gross         Accumulated
                                  Value      Amortization   Net Value              Value        Amortization     Net Value
                          -------------------------------------------------------------------------------------------------
                                                                  (in thousands)                (as adjusted)
                          -------------------------------------------------------------------------------------------------
Goodwill                          $12,167          $1,864         $10,303         $12,752          $1,893         $10,859
                          -----------------------------------------------      -------------------------------------------
Patents                               938             523             415             932             454             478
Covenant Not To Compete             2,980           2,980            ----           2,980           2,660             320
Trademarks                            922             282             640             921             245             676
Other                                 501             471              30             501             466              35
                          -------------------------------------------------------------------------------------------------
  Other Intangible Assets           5,341           4,256           1,085           5,334           3,825           1,509
                          -------------------------------------------------------------------------------------------------
                                  $17,508          $6,120         $11,388         $18,086          $5,718         $12,368
                          -------------------------------------------------------------------------------------------------

The Company  conducted its initial test for  impairment in the second quarter of
2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the  transitional  impairment  tests required by SFAS No. 142. The fair values of the reporting  units were  estimated  using a combination  of the expected  present  values of future cash flows and an  assessment  of comparable market  values.  No impairment  charges were recorded as a result of the initial impairment test.  Goodwill was also tested for impairment in the fourth quarter, after the  completion of the annual  budgeting  and  forecasting  process.  As a result,  the  Company  recorded  a charge to reduce  goodwill  in the  amount of
$556,000 related to SurfTech in the fourth quarter of 2002.

In  addition,  the  goodwill  related  to EME in the  amount of  $2,431,000  was included  in the  basis  of the  loss  calculation  related  to the sale of that subsidiary, classified as discontinued operations. The assets and liabilities of
EME are  classified as held for sale for all periods  presented and are excluded from the intangible asset table.

The other  intangible  assets are all  amortizable  and have original  estimated useful lives as follows:  patents are amortized over  approximately 13 years and trademarks  over  approximately  25 years.  Amortization  expense for intangible assets  subject  to  amortization  in each of the  next  five  fiscal  years  is estimated to be $111,000 per year.

During 2001, the Company determined that goodwill of $3,179,000 and a consulting agreement  of  $966,000  related  to the Todd  Products  acquisition  had become impaired  (see  Note  17).  In  addition,  goodwill  related  to  SL  Waber  was written-off in connection with the sale of  substantially  all of its assets.  A portion of the  goodwill  related to SurfTech in the amount of $125,000 was also written-off in 2001.

The following  table  reflects the adjustment to exclude  goodwill  amortization expense  (including  related tax  effects)  recognized  in the prior  periods as presented (in thousands, except per share amounts):

                                                          Years Ended December 31,
                                                2002              2001                2000
                                                              (as adjusted)       (as adjusted)
                                           -------------------------------------------------
                                                               (in thousands)
Reported net income (loss)                 $     (470)       $  (10,650)          $    1,700
Add back goodwill amortization                    ---               491                  432
                                           -------------------------------------------------
Adjusted net income (loss)                 $     (470)       $  (10,159)          $    2,132
                                           -------------------------------------------------
Income (loss) per share - basic
Reported net income (loss)                 $     (.08)       $    (1.87)          $      .30
Goodwill amortization                             ---               .09                  .08
                                           -------------------------------------------------
Adjusted net income (loss)                 $     (.08)       $    (1.78)          $      .38
                                           -------------------------------------------------
Income (loss) per share - diluted
Reported net income (loss)                 $     (.08)       $    (1.87)          $      .30
Goodwill amortization                             ---               .09                  .07
                                           -------------------------------------------------
Adjusted net income (loss)                 $     (.08)       $    (1.78)          $      .37
                                           -------------------------------------------------

NOTE 9.  DEBT

Debt consists of the following:

                                                     December 31,               December 31,
                                                        2002                       2001
                                                                               (as adjusted)
                                                  ------------------------------------------
                                                                  (in thousands)

Revolving lines of credit..................         $   17,557                       $35,689
                                                  ==========================================

During 2002,  the Company was a party to a Second  Amended and  Restated  Credit
Agreement  dated as of  December  13,  2001,  as  amended  (the  "Former  Credit
Facility"),  that  allowed the  Company to borrow for working  capital and other
purposes.   The  Former  Credit  Facility   contained   certain   financial  and
non-financial  covenants,  including  requirements for certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined  therein,  on a quarterly  basis.  As of December 31, 2001,  the Company was in violation of the net income  covenant for the fourth  quarter of 2001.  In addition,  on March 1,
2002,  the Company was notified  that it was in default  under the Former Credit
Facility due to its failure to meet the  previously  scheduled debt reduction to
$25,500,000.

On May 23, 2002, the Company and its lenders  reached an agreement,  pursuant to which the lenders  granted a waiver of default and  amendments  to the  violated financial  covenants,  so that the Company would be in full  compliance with the
Former Credit  Facility.  The agreement  provided,  among other things,  for the
Company to pay-down  outstanding  borrowings by $689,000 to $25,500,000  and for the payment to the lenders of an amendment fee of $130,000.

The Former Credit Facility provided for payment of a facility fee of $780,000 in the event that it was not paid in full by October 31, 2002. The Company paid the facility  fee on November 4, 2002.  The Company  recorded  the  facility  fee as interest expense during 2002.

As of December 31, 2002, outstanding borrowings under the Former Credit Facility were  $17,557,000.  The weighted average interest rate on borrowings during 2002 and 2001 was 6.56% (weighted average interest rate was 10.01% after factoring in the  facility  fee of  $780,000)  and 7.57%,  respectively.  The  Former  Credit
Facility  matured on December  31,  2002.  The Company did not retire the Former
Credit Facility until January 6, 2003, and therefore,  was in technical  default thereunder at December 31, 2002.

On January 6, 2003, the Company entered into a three-year  senior secured credit facility (the "Senior Credit  Facility")  with LaSalle  Business Credit LLC. The
Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000.  The revolving loan of up to $16,810,000 is based upon  eligible  receivables  and inventory  and an  overadvance  amount of
$1,500,000,  which is amortized over the three-year  term. The two term loans of
$2,350,000 and $840,000 are also amortized over the three-year  term. The Senior
Credit Facility restricts  investments,  acquisitions,  capital expenditures and dividends.  It contains  financial  covenants  relating to minimum levels of net worth,  fixed charge coverages,  and EBITDA levels,  as defined.  The Company is currently in compliance  with all the  restrictions  and covenants of the Senior
Credit  Facility.  The Senior Credit Facility bears interest  ranging from prime rate plus .5% to prime rate plus 2%. The Senior  Credit  facility  is secured by all of the Company's assets.

Principal  maturities of term debt payable under the Senior Credit  Facility are
$513,029 in 2003,  $559,668 in 2004,  and  $559,668 in 2005.  The balance of the term debt of $1,557,635 is due in 2006. The remaining revolving loan is also due in 2006.

NOTE 10. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                           December 31,     December 31,
                                              2002              2001
                                                           (as adjusted)
                                           ------------------------------
                                                   (in thousands)
                                           ------------------------------
Taxes other than income                       $  430          $  539
Insurance                                        542             419
Commissions                                      371             543
Accrued litigation and legal                   1,391             338
Professional fees and other expenses           1,171           1,021
Restructuring                                    ---           1,163
Financing costs                                  714             ---
Environmental                                    875             290
Warranty                                         897             898
Accrual for contingencies                        775           1,264
Advertising and promotions                        24              79
Interest                                          93             280
Other                                            187             167
                                           ------------------------------
                                              $7,470          $7,001
                                           ==============================

The accrual for  contingencies  includes  an accrual  related to SL Waber.  This accrual  was  established  in 2001,  after SL Waber was  sold,  to  provide  for potential  liabilities  that may arise after the sale.  This accrual at December

31, 2002 and December 31, 2001 was $688,000 and $750,000, respectively.

Also  included in the December 31, 2001 accrual was a  restructuring  reserve of
$1,163,000.  The  restructuring  reserve was  established  during the year ended
December 31, 2001 and was  primarily in response to a  significant  reduction in the demand for products by telecommunication equipment manufacturers.  There are no restructuring reserves at December 31, 2002. (See Note 17).

A summary of the Company's warranty reserve for 2002 and 2001 are as follows:

                                                        December 31,   December 31,
                                                          2002           2001
                                                                      (as adjusted)
                                                        ---------------------------
                                                             (in thousands)
                                                        ---------------------------
Liability, beginning of year                            $ 898           $ 649
Expense for new warranties issued                         605             727
Expense related to accrual revisions for prior
    year warranties                                      (341)             91
Warranty claims                                          (265)           (569)
                                                        ---------------------------
Liability, end of year                                  $ 897           $ 898
                                                        ===========================

NOTE 11.  RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three  noncontributory  defined contribution pension plans covering substantially all employees.  The Company's contribution to these plans is based on a percentage of employee  elective  contributions  and, in one plan, plan year gross wages,  as defined.  Contributions  to plans  maintained by Teal
Electronics  Corporation  ("Teal") and RFL are based on a percentage of employee elective  contributions.  RFL also makes a profit sharing contribution annually.
Costs  accrued  under  the  plans  during  2002,   2001  and  2000  amounted  to
approximately  $1,268,000,  $1,307,000 and $1,485,000,  respectively.  It is the
Company's policy to fund its accrued retirement costs.

In  addition,  the  Company  makes  contributions,  based on rates per hour,  as specified in two union  agreements,  to two  union-administered  defined benefit multi-employer pension plans.  Contributions to these plans amounted to $53,000,
$55,000  and  $60,000  for  2002,  2001  and  2000,   respectively.   Under  the
multi-employer  Pension Plan  Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a  multi-employer  plan for its  proportionate share of the plan's unfunded vested benefits  liability.  The Company's share of the  unfunded  vested  benefits  liabilities  of the  union  plans  to  which it contributes is not material.

The Company has agreements with certain active and retired  directors,  officers and key employees providing for supplemental  retirement benefits. The liability for  supplemental  retirement  benefits  is based on the most  recent  mortality tables  available and discount  rates of 6%, 8%, 10% and 12%. The amount charged to income in connection with these agreements amounted to $334,000, $396,000 and
$420,000, for 2002, 2001 and 2000, respectively.

The  Company was the owner and  beneficiary  of life  insurance  policies on the lives of a  majority  of the  participants  having a  deferred  compensation  or supplemental  retirement agreement. As of December 31, 2002, the aggregate death benefit totaled  $389,000,  with the  corresponding  cash surrender value of all policies totaling $261,000.

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
These funds were used to pay down bank debt.

As of December  31,  2002,  certain  agreements  may  restrict  the Company from utilizing cash  surrender  value  totaling  approximately  $261,000 for purposes other than the  satisfaction of the specific  underlying  deferred  compensation agreements,  if  benefits  are not paid by the  Company.  The  Company  nets the dividends  realized  from the  insurance  policies  with premium  expenses.  Net credits  (expenses)  included in income in connection with the policies amounted to ($18,000), $789,000, and $1,399,000 for 2002, 2001 and 2000, respectively.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, equipment and vehicles from third parties that expire through 2007. The minimum rental commitments as of December 31, 2002 are as follows:

                                          Operating                    Capital
                                         -------------------------------------
                                                    (in thousands)
2003                                     $1,112                        $194
2004                                        762                         191
2005                                        675                         154
2006                                        673                         146
2007                                        164                          58
Thereafter                                    -                           -
                                         -----------------------------------
Total Minimum Payments                   $3,386                         743
                                         -----------------------------------
Less: Interest on Capital Leases                                       (125)
                                         -----------------------------------
Total Principal Payable on Capital Leases                              $618
                                         ===================================

For 2002,  2001 and 2000,  rental  expense  applicable to continuing  operations aggregated approximately $1,165,000, $1,487,000, and $1,528,000, respectively.

LETTERS  OF  CREDIT:  As  of  December  31,  2002  and  2001,  the  Company  was
contingently  liable for $543,000 under an  outstanding  letter of credit issued for casualty insurance requirements.

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

The Company's subsidiary,  SL Montevideo Technology,  Inc. ("SL-MTI"),  recently defended  a cause of  action,  brought  against  it in the fall of 2000,  in the federal  district  court for the western  district of Michigan.  The lawsuit was filed by a  customer,  Eaton  Aerospace,  Inc.  ("Eaton"),  alleging  breach  of contract  and  warranty  in  the  defective  design  and  manufacture  of a high precision motor and demanding compensatory damages of approximately  $3,900,000.
On  November  7, 2002,  after a full trial of the facts,  a jury  awarded  Eaton damages of $650,000,  which when combined  with  pre-trial  interest  brings the total claim to $780,000. Eaton is appealing the decision.

On June 12,  2002,  the  Company and  SurfTech  were served with notice of class action  complaint  filed in Superior Court of New Jersey for Camden County.  The
Company and SurfTech are  currently two of  approximately  39 defendants in this action.  The complaint  alleges,  among other things,  that plaintiffs  suffered personal  injuries as a result of consuming water  distributed  from the Puchack
Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

This case arises from the same factual  circumstances as current  administrative actions,  involving the Puchack Wellfield,  to which the Company is a party. The administrative  actions are discussed below. The administrative  actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground  water  through  the  disposal  of  hazardous  substances  at  industrial facilities  in the area.  SurfTech once  operated a  chrome-plating  facility in
Pennsauken (the "SurfTech Site").

As with the  administrative  actions,  the Company  believes it has  significant defenses against the class action  plaintiff's claims and intends to pursue them vigorously.  Technical  data  generated  as part of remedial  activities  at the
SurfTech Site have not established  offsite migration of contaminants.  Based on this and other  technical  factors,  the Company has been advised by its outside counsel  that it has a strong  defense  against the claims  alleged in the class action  plaintiffs'  complaint,  as  well  as the  environmental  administrative actions.

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
Notwithstanding  the outcome of these allegations,  the Company does not believe that this  arbitration  will have a material  adverse effect on the consolidated financial position or results of operations of the Company.

It is management's  opinion that the impact of legal actions brought against the
Company  and its  operations  will not have a  material  adverse  effect  on its financial  position or results of operations.  However,  the ultimate outcome of these matters, as with litigation generally, is inherently uncertain,  and it is possible  that some of these  matters may be resolved  adversely to the Company.
The adverse resolution of any one or more of these matters could have a material adverse effect on the business,  operating results,  financial condition or cash flows of the Company.

ENVIRONMENTAL:  Loss contingencies  include potential obligations to investigate and  eliminate  or mitigate  the affects on the  environment  of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other  facilities,  whether  or not they are  currently  in  operation.  The
Company is currently participating in environmental  assessments and cleanups at a  number  of sites  under  these  laws and may in the  future  be  involved  in additional  environmental  assessments and cleanups.  Based upon  investigations completed by the Company and its  independent  engineering  consulting  firms to date,  management has provided an estimated accrual for all known costs believed to be  probable  in the  amount of  $875,000.  However,  it is in the  nature of environmental  contingencies that other  circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs,  the  unknown  timing  and  extent of the  remedial  actions  that may be required,  the  determination of the Company's  liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance.  Although these contingencies could result in  additional  expenses or  judgments,  or off-sets  thereto,  at present  such expenses  or  judgments  are not  expected  to  have a  material  affect  on the consolidated financial position or results of operations of the Company.

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

The Company is the subject of various  other  lawsuits  and actions  relating to environmental  issues,  including  administrative  action in connection with the
Surf Tech  Site  which  could  subject  the  Company  to,  among  other  things,
$9,266,000 in collective  reimbursements  (with other parties) to the New Jersey
Department  of  Environmental  Protection.  The Company  believes  that it has a significant  defense  against all or any part of the claim and that any material impact is unlikely.

The Company  filed claims with its insurers  seeking  reimbursement  for many of these costs, and received  $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental  costs associated with the SurfTech site up to an aggregate of $300,000.  During fiscal 1997,  the Company  received
$1,500,000  from  three  additional  insurers  and from  two of those  insurers, commitments to pay 15% and 20% of the  environmental  costs  associated with the same  location up to an  aggregate of $150,000 and  $400,000,  respectively.  In addition,  the Company received  $100,000 during 2001, 2000, and fiscal 1999, as stipulated  in the  settlement  agreement  negotiated  with  one  of  the  three insurers.  During 2000, the Company  reversed a separate accrual for a potential environmental penalty after being advised by legal counsel that there was only a remote chance such penalty would be enforced.  As of December 31, 2002, and 2001 the remaining  environmental  accrual was $875,000 and  $290,000,  respectively, have been included in "Accrued Liabilities."

In May 2000, the Company  discovered  evidence of possible soil contamination at its facility in Auburn, New York. The New York State Department of Environmental
Controls (the "NYSDEC") was contacted and conducted an investigation. At the conclusion of its  investigation,  the NYSDEC determined that remediation of the site was not required.

In December 2001, the Company received notice from the Connecticut Department of
Environmental   Protection   of   an   administrative   hearing   to   determine
responsibility  for  contamination  at a former  industrial  site located in New
Haven,  Connecticut.  At the conclusion of the administrative hearing, the court determined that the Company did not have responsibility to remediate the site.

The Company is investigating a possible ground water  contamination plume on its property in Camden, New Jersey. Based upon the preliminary evidence, the Company was advised  that the cost to remediate  the site could amount to $500,000.  The
Company recorded a provision for this amount during the first quarter of 2002.

The Company is  investigating  possible soil and ground water  contamination  on
SL-MTI's property in Montevideo, Minnesota. Based upon the preliminary evidence, the Company does not believe it will incur  material  remediation  costs at this site.

EMPLOYMENT  AGREEMENTS:  In 2001,  the Company  entered  into  change-of-control agreements  with  certain  officers of the  Company.  On January 22,  2002,  the
Company held its annual meeting of shareholders for 2001. At the annual meeting, all eight  members of the Board of Directors  stood for  election.  In addition, five nominees from a committee comprised of representatives of two institutional shareholders (such committee, the "RORID Committee"),  stood for election to the
Board of Directors.  Upon the  certification  of the election results on January
24,  2002,  the five  nominees  of the RORID  Committee  were  elected and three incumbent  directors  were  re-elected.  Following  the election of the five new
directors,   the   Company   made   payments  to  such   officers   under  these
change-of-control agreements totaling approximately $1,480,000 which is reported as special charges in the statement of operations.

The Company also entered into severance agreements with certain key employees in
2001 that provide for one-time payments in the event of a change in control,  as defined,  if the  employee  is  terminated  within 12  months  of the  change of control.  These payments  range from three to 24 months of the  employee's  base salary as of the  termination  date,  as  defined.  If a change in  control  had occurred on December 31, 2002,  and these  employees  had been  terminated,  the payments  would have  aggregated  approximately  $3,900,000  under the change of control  agreement.  All senior  divisional  management  teams are continuing in their positions.

NOTE 13.  STOCK OPTIONS AND CAPITAL STOCK

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
Information  for 2002,  2001 and 2000 with  respect to the  Director  Plan is as follows:

                                                                                                            Weighted
                                                          Shares               Option Price           Average Exercise Price
                                                          -------------------------------------------------------------------
                                                                  (in thousands, except for option price)
                                                          -------------------------------------------------------------------
Outstanding and exercisable as of December 31, 1999         76           $3.5625 to $14.625                  $ 9.83
Granted ...........................................         18           $9.1875 to $12.84                   $11.00
                                                          -------------------------------------------------------------------
Outstanding and exercisable as of December 31, 2000         94           $3.5625 to $14.625                  $10.05
Granted ...........................................         16           $6.80 to $14.65                     $ 9.73
Exercised .........................................         (6)          $9.1875 to $11.25                   $10.52
                                                          -------------------------------------------------------------------
Outstanding and exercisable as of December 31, 2001        104           $3.5625 to $14.625                  $ 9.98
Granted ...........................................          5           $7.15 to $8.20                      $ 7.70
Cancelled .........................................        (42)          $6.80 to $14.625                    $12.00
                                                          -------------------------------------------------------------------
Outstanding and exercisable as of December 31, 2002         67           $3.5625 to $14.625                  $ 8.57
                                                          ===================================================================

As of December 31, 2002, the number of shares available for grant was 91,000.

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

Information for 2002, 2001 and 2000 with respect to the 1991 Plan is as follows:

                                                         Shares             Option Price             Weighted
                                                                                                  Average Price
                                                       ---------------------------------------------------------
                                                            (in thousands, except for option price)
                                                       ---------------------------------------------------------
Outstanding as of December 31, 1999                      575            $3.25 to $13.50                $10.44
Granted ...........................                      145            $9.781 to $12.00               $11.24
Exercised .........................                      (63)           $3.25 to $9.375                $ 5.43
Cancelled .........................                      (34)           $6.875 to $13.50               $11.69
                                                       ---------------------------------------------------------
Outstanding as of December 31, 2000                      623            $3.25 to $13.50                $11.07
Granted ...........................                      486            $5.75 to $12.175               $ 8.91
Exercised .........................                      (35)           $6.875 to $13.50               $10.98
Cancelled .........................                      (18)           $3.25 to $13.50                $11.47
                                                       ---------------------------------------------------------
Outstanding as of December 31, 2001                    1,056            $3.25 to $13.50                $10.08
Exercised .........................                      (63)           $7.55 to $7.85                 $ 4.92
Cancelled .........................                     (252)           $3.50 to $13.50                $10.39
                                                       ---------------------------------------------------------
Outstanding as of December 31, 2002                      741            $3.25 to $13.50                $10.37
                                                       =========================================================

The number of shares exercisable as of December 31, 2002 was 482,000.

During fiscal 1991, the Board of Directors approved the granting of nonqualified stock options to purchase 110,000 shares at an option price of $4.13 to the then
Chief  Executive  Officer of the Company.  In fiscal 1992, an option to purchase
50,000  shares was granted to another  officer of the Company at an option price of $3.25,  with an expiration date of November 30, 1998.  Options for 25,100 and
24,900  shares were  exercised  during  fiscal 1998 and 1999,  respectively.  In fiscal  1996,  an option to purchase  50,000  shares was granted to a subsidiary officer at an option price of $8.375 and was  exercisable  20% at July 31, 1997, and 50%, 20% and 10% on or after October 13, 1997, April 13, 1998, and April 13,
1999, respectively, with no expiration date, except in the event of termination, disability  or death,  provided  that the  subsidiary  officer has been employed through such date.  All remaining  options have been  exercised in the year 2002.
All of the  option  prices  are  equivalent  to 100% of market  value at date of grant.

Transactions  from December 31, 1999 through  December 31, 2002, under the above plans, were as follows:
                                                                                                            Weighted
                                              Number of                                                  Average Life
                                               Shares           Option Price          Weighted             Remaining
                                           (in thousands)        per Share            Average Price        (years)
                                            --------------------------------------------------------------------------
Outstanding as of December 31, 1999             793            $3.25 to $14.625          $9.46               6.80
Granted ...........................             163            $9.1875 to $12.84         $11.22
Exercised .........................             (97)           $3.25 to $9.375           $6.46
Cancelled .........................             (34)           $6.875 to $13.50          $11.71
                                            --------------------------------------------------------------------------
Outstanding as of December 31, 2000             825            $3.25 to $14.625          $10.06              6.64
Granted ...........................             502            $5.75 to $12.175          $8.94
Exercised .........................             (41)           $6.875 to $13.50          $10.92
Cancelled .........................             (18)           $3.25 to $13.50           $11.47
                                            --------------------------------------------------------------------------
Outstanding as of December 31, 2001           1,268            $3.25 to $14.625          $9.56               7.98
                                            --------------------------------------------------------------------------
Granted ...........................               5            $7.15 to $8.20            $7.70
Exercised .........................            (171)           $3.25 to $6.875           $4.42
Cancelled .........................            (294)           $3.50 to $14.625          $10.519
                                            --------------------------------------------------------------------------
Outstanding as of December 31, 2002             808            $3.25 to $14.625          $10.218             7.25
                                            --------------------------------------------------------------------------
Exercisable as of December 31, 2002             549            $3.25 to $14.625          $10.465
                                            ==========================================================================

The following tables segregate the outstanding  options and exercisable  options as of December 31, 2002, into five ranges:

  Options Outstanding               Range of Option Prices          Weighted              Weighted Average Life Remaining
    (in thousands)                        per Share              Average Price                      (years)
  ------------------------------------------------------------------------------------------------------------------------
          18                           $3.25 to $5.6875                $4.470                       1.75
          195                          $5.75 to $5.75                  $5.750                       8.73
          163                          $6.80 to $11.50                 $10.208                      5.90
          289                          $11.65 to $12.175               $12.089                      7.82
          143                          $12.25 to $14.625               $13.252                      6.32
          ---
          808
          ---
  ========================================================================================================================

      Options Exercisable           Range of Option Prices                Weighted
         (in thousands)                    per Share                    Average Price
      -------------------------------------------------------------------------------
            18                      $3.25 to $5.6875                       $  4.470
            97                       $5.75 to $5.75                        $  5.750
           142                       $6.80 to $11.50                       $ 10.175
           170                      $11.65 to $12.175                      $ 12.050
           122                      $12.25 to $14.625                      $ 13.241
           ---
           549
           ---
      ===============================================================================

NOTE 14.  CASH FLOW INFORMATION

In accordance with Statement of Financial Accounting Standard No. 95, "Statement
of Cash Flows," cash flows from EME's  operations were calculated based on their reporting  currencies.  As a result,  amounts  related to assets and liabilities reported  on the  consolidated  cash flows will not  necessarily  agree with the translation adjustment recorded on the consolidated balance sheet. The effect of exchange  rate  changes on cash  balances  held in foreign  currencies  had been reported on a separate line in the statement of cash flows.

Supplemental disclosures of cash flow information:

                                  Years ended December 31,
                           --------------------------------------
                            2002            2001            2000
                                       (as adjusted)    (as adjusted)
                           --------------------------------------
                                       (in thousands)
Interest paid              $2,640          $3,230          $2,926
Income taxes paid          $  379          $  461          $  669
                           ======================================

During 2001,  the Company sold  substantially  all of the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. for  $1,053,000.  In conjunction  with this sale, net assets deconsolidated were as follows:

Book value of net assets sold          $3,798,000
Cash received                          $1,053,000

NOTE 15.  INDUSTRY SEGMENTS

During 2000, the Company was comprised of six business segments: Power Supplies,
Power  Conditioning and  Distribution  Units,  Motion Control Systems,  Electric
Utility  Equipment  Protection  Systems,  Surge Suppressors and Other. The Surge
Suppressor  segment  was  discontinued  in 2001 as a  result  of the sale of the assets of SL  Waber.  For 2001,  the  Company  changed  the  composition  of its reportable segments to individual  operating business units. Segment information for all periods  presented  were  restated to conform with the December 31, 2001 presentation.

At  December  31,  2002 and 2001,  the  Company  was  comprised  of five and six operating business units, respectively. With the sale of EME on January 6, 2003, the  Company has  classified  this  operating  segment as  discontinued  for all periods  presented.  Condor  produces a wide range of standard  and custom power supply products that convert AC or DC power to direct  electrical  current to be used in customers'  end products.  Power supplies  closely  regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power  conditioning and power  distribution  units. Teal products are developed  and  manufactured  for  custom  electrical  subsystems  for  Original
Equipment  Manufacturers  of  semiconductor,   medical  imaging,  graphics,  and
telecommunications  systems.  SL-MTI is a technological leader in the design and manufacture of intelligent,  high power density precision motors.  New motor and motion controls are used in numerous applications, including aerospace, medical,
and   industrial   products.   RFL  designs  and   manufactures   teleprotection
products/systems  that  are  used to  protect  utility  transmission  lines  and apparatus by isolating faulty  transmission  lines from a transmission grid. RFL provides  customer  service and maintenance for all electric  utility  equipment protection  systems.  SurfTech  produces  industrial  coatings  and platings for equipment in the corrugated paper and telecommunications  industries.  The other segment includes  corporate related items not allocated to reportable  segments, which  includes but not limited to certain legal,  litigation and  environmental charges and the results of insignificant operations.  The accounting policies of these  business  units  are the  same  as  those  described  in the  summary  of significant  accounting  policies (see Note 1 for additional  information).  The
Company's  reportable  business units are managed separately because each offers different products and services and requires different marketing strategies.

Business unit operations are conducted  through domestic  subsidiaries.  For all periods  presented,  sales between  business units were not material.  No single customer accounted for more than 10% of consolidated net sales during 2002, 2001 and 2000. Each of the segments has certain major  customers,  the loss of any of which would have a material adverse effect on such entity.

                                  Years ended December 31,
                      -----------------------------------------------
                         2002                2001             2000
                                        (as adjusted)     (as adjusted)
                      -----------------------------------------------
                                       (in thousands)
Net sales
Condor                $ 38,058          $ 48,742          $ 62,567
Teal                    19,608            13,320            21,832
SL-MTI                  23,007            19,262            14,201
RFL                     27,239            28,447            24,426
SurfTech                 2,237             3,086             2,838
                      -----------------------------------------------
Consolidated          $110,149          $112,857          $125,864
                      ===============================================

                                                                            Years ended December 31,
                                                               --------------------------------------------------
                                                                   2002              2001               2000
                                                                                (as adjusted)       (as adjusted)
                                                               --------------------------------------------------
                                                                                  (in thousands)
Operating Income (loss) from continuing operations
Condor                                                         $  1,687           $  1,226           $  4,203
Teal                                                              1,873                603              3,803
SL-MTI                                                            1,873              1,981              1,032
RFL                                                               3,435              3,230              2,523
SurfTech                                                           (889)              (760)              (115)
Other expenses and Corporate office                              (4,750)            (6,171)            (1,628)
Write-down of inventory (a)                                         ---             (2,940)              ----
Restructuring charges (b)                                          (265)            (3,868)              ----
Impairment of intangible assets (c)                                (703)            (4,270)              ----
Special Charges                                                  (1,834)              ----               ----
Settlement of class action suit                                    ----               ----                875
                                                               --------------------------------------------------
Income (loss) from operations                                       427            (10,969)            10,693
Interest income                                                      25                153                272
Interest expense                                                 (2,454)            (3,261)            (2,964)
                                                               --------------------------------------------------
Income (loss) from continuing operations before taxes          $ (2,002)          $(14,077)          $  8,001
                                                               ==================================================

(a)  Includes $2,890 and $50 related to Condor and SurfTech,  respectively  (see
     Note 17).
(b)  Includes $3,683 and $185 related to Condor and SurfTech,  respectively (see
     Note 17).
(c)  Includes  $703  related to SurfTech for 2002 and $4,145 and $125 related to
     Condor and SurfTech, respectively for 2001 (see Note 17).

                                                                        December 31,               December 31,
                                                                      -----------------------------------------
                                                                            2002                       2001
                                                                                                  (as adjusted)
                                                                      -----------------------------------------
Identifiable Assets                                                                 (in thousands)
Condor                                                                   $ 16,817                  $ 20,740
Teal                                                                       10,045                     9,834
SL-MTI                                                                      9,691                    11,637
RFL                                                                        16,322                    17,445
SurfTech                                                                    1,995                     3,929
Other including Corporate Office                                           35,797                    46,326
                                                                      -----------------------------------------
Consolidated                                                             $ 90,667                  $109,911
                                                                      =========================================

                                                                              December 31,         December 31,
                                                                            ------------------------------------
                                                                                  2002               2001
                                                                                                 (as adjusted)
                                                                            ------------------------------------
Intangible Assets (net)                                                                (in thousands)
Condor                                                                          $   ---            $   320
Teal                                                                              6,107              6,207
SL-MTI                                                                               30                 35
RFL                                                                               5,251              5,251
SurfTech                                                                          -----                555
Other including Corporate Office                                                  -----               ----
                                                                            ------------------------------------
Consolidated                                                                    $11,388            $12,368
                                                                            ====================================

                                                           Years ended December 31,
                                                  2002            2001            2000
                                                              (as adjusted)   (as adjusted)
                                                ------------------------------------------
Capital expenditures (1)                                     (in thousands)
                                                ------------------------------------------
Condor                                          $  511            $  578            $  270
Teal                                               143                11               122
SL-MTI                                             206               196               280
RFL                                                606               195               434
SurfTech                                            11               671               958
Other including Corporate Office                    --                59               102
                                                ------------------------------------------
Consolidated                                    $1,477            $1,710            $2,166
                                                ==========================================

(1) Excludes assets acquired in business combinations.

                                                        Years ended December 31,
                                            ----------------------------------------------
                                              2002            2001                 2000
                                                          (as adjusted)       (as adjusted)
                                            ----------------------------------------------
Depreciation and amortization                               (in thousands)
Condor                                      $ 1,181            $ 1,745             $ 1,581
Teal                                            474                762                 836
SL-MTI                                          375                395                 403
RFL                                             562                795                 770
SurfTech                                        314                386                 301
Other including Corporate Office                 42                (46)                (40)
                                            ----------------------------------------------
Consolidated                                $ 2,948            $ 4,037             $ 3,851
                                            ==============================================

Financial information relating to the Company's segments by geographic area as follows:

                                                         Years ended December 31,
                                              2002               2001             2000
                                                             (as adjusted)    (as adjusted)
                                           ------------------------------------------------
Net sales (1)                                               (in thousands)
                                           ------------------------------------------------
United States                              $ 96,298            $100,796            $113,333
Foreign                                      13,851              12,061              12,531
                                           ------------------------------------------------
Consolidated                               $110,149            $112,857            $125,864
                                           ------------------------------------------------
Long-lived assets
United States                              $ 20,942            $ 22,407            $ 28,961
Foreign                                       1,301               1,814               2,374
                                           ------------------------------------------------
Consolidated                               $ 22,243            $ 24,221            $ 31,335
                                           ================================================

(1) Net sales are attributed to countries based on location of customer.

NOTE 16.  FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota and New Jersey, the Company manufactures  substantial  quantities of products in leased premises located in Mexicali and Matamoros, Mexico. These external and foreign sources of supply present risks of interruption  for reasons beyond the Company's  control,
including   political  and  other   uncertainties.   During  2002,  the  Company
manufactured products in Ingolstadt, Germany and Paks, Hungary. The locations in
Germany and Hungary  were  transferred  as part of the sale of EME on January 6,
2003. In addition the Condor plant in Reynosa, Mexico, was closed in March 2002.
During 2001, the Company  manufactured  products in Nogales,  Mexico,  which was transferred as part of the sale of SL Waber in September 2001.

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

Generally,  the Company's sales from continuing  operations are priced in United
States  dollars and its costs and expenses are priced in United  States  dollars and Mexican pesos.  Foreign sales  comprised 13%, 11% and 10% of sales for 2002,
2001 and 2000, respectively.  Accordingly,  the competitiveness of the Company's
products   relative  to  locally  produced  products  may  be  affected  by  the performance  of the  United  States  dollar  compared  with that of its  foreign customers' currencies.  Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse  fluctuations in the values of the Mexican peso. As of December 31, 2002,  the Company had net assets of $26,000  subject to  fluctuations  in the value of the  Mexican  peso.
Fluctuations  in the value of the Mexican peso were not  significant in 2002 and
2001. However, there can be no assurance that the value of the Mexican peso will continue to remain stable.

NOTE 17. RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

At December 31, 2001,  the Company had a  restructuring  reserve of  $1,163,000.
This  restructuring  reserve was  established in 2001 to provide for anticipated costs  associated  with the  downsizing  of Condor and  SurfTech.  During  2002, additional  restructuring  costs of $265,000  were  recorded and were  comprised primarily of $90,000 for severance  payments and $140,000 for certain exit costs related to the  closure of  Condor's  engineering  and sales  support  office in
Brentwood,  New York and the manufacturing  facility in Reynosa,  Mexico. During
2002  all  of the  restructuring  costs  were  either  paid  or  applied  to the write-down of assets during the year. At December 31, 2002 no amount remained in the Company's  restructuring  reserve. A summary of the principal  components of the  restructuring  reserve  from  December 31, 2001 to December 31, 2002 is set forth below:

Restructuring Accrual
                           December 31,
                               2001            Increases           (Decreases)
--------------------------------------------------------------------------------
                                            (in thousands)
Facility Costs               $   689            $    15             $  (704)
Asset write-off                  325                160                (485)
Professional fees                102                 --                (102)
Other                             47                 --                 (47)
Severance                         --                 90                 (90)
                             -------            -------             -------
Total                        $ 1,163            $   265             $(1,428)
                             =======            =======             =======

The  Company  recorded   restructuring,   impairment   charges,   and  inventory
write-downs during 2001 as follows:

                                                                     Impairment       Inventory
                                                 Restructuring          of              Write-
                                                     Costs           Intangibles        downs
                                                 -----------------------------------------------
                                                                  (in thousands)
Year ended December 31, 2001
Condor - intangible asset impairment                $ ----            $4,145            $ ----
Condor - workforce reduction and other               3,683              ----              ----
Condor - inventory write-off                          ----              ----             2,890
SurfTech - intangible asset impairment                ----               125              ----
SurfTech - fixed asset write-offs                      125              ----              ----
SurfTech - workforce reduction and other                60              ----              ----
SurfTech - inventory write-off                        ----              ----                50
                                                 -----------------------------------------------
   Total restructuring and impairment
   Charges                                          $3,868            $4,270            $2,940
                                                 ===============================================

During  2001,  the  Company  implemented  a plan to  restructure  certain of its operations as a result of a significant  reduction in the demand for products by telecommunications  equipment  manufacturers.  The sharp  decrease in orders for telecommunications-related  products  occurred abruptly in the first quarter and continued to the end of 2001.

The  restructuring  plan was  designed to reduce  fixed costs in line with lower anticipated  sales in a manner that would not overburden  personnel and monetary resources. It consisted of the following actions:

o    the  closure  of  Condor's   engineering  and  sales  support  facility  in
     Brentwood, New York;
o    the closure of Condor's manufacturing facility in Reynosa, Mexico; and
o    the  substantial  reduction  of  Condor's  employees  and staff at Condor's manufacturing  facility in  Mexicali,  Mexico and  headquarters  in Oxnard,
     California.

The charge for facility closures relates primarily to the write-off of equipment and other fixed assets to be disposed of or  abandoned.  A portion of the charge represents  management's  estimate of the future  lease  commitments  and buyout options for closed facilities.

The restructuring  plan included the termination of approximately 828 employees, and the payment of related severance benefits.  Approximately 810 employees were terminated  during 2001. The remaining  terminations and associated  termination payments were made in the first quarter of 2002.

Of the  $2,940,000  inventory  write-down  in  2001,  which  was not part of the restructuring  reserve,  $2,890,000 consisted of the  telecommunications-related product inventory line. The inventory was evaluated based on current backlog and sales forecasts. Following this evaluation, the Company considered the inventory to have limited value. The Company disposed of approximately  $2,100,000 of this inventory during 2001.

NOTE 18. RELATED PARTY TRANSACTIONS

As discussed in Notes 1 and 2, the Company had engaged Imperial Capital,  LLC to explore  the sale of the  Company or one or more of its  subsidiaries.  Imperial
Capital,  LLC contacted over four hundred  potential  buyers with respect to the sale of the Company and its  subsidiaries,  and in the process  received several indications of interest to acquire EME. After negotiations,  the Company's Board of Directors  determined  that in light of the  circumstances  including but not limited to the maturity of the Company's  Former Credit Facility on December 31,
2002 and its need for  additional  capital,  it was in the best  interest of the
Company to pursue the offer  received  for EME from the  ultimate  purchaser.  A principal  of the buyer of EME is a limited  partner in Steel  Partners II, L.P.
("Steel"),  an investment  partnership.  The Company's Chairman of the Board and
Chief  Executive  Officer is the sole executive  officer and managing  member of
Steel.

During 2002, the Company has paid approximately  $340,000 and has been billed an additional  $430,000 in legal fees by Olshan  Grundman  Frome  Rosenzweig  &
Wolosky LLP, a law firm in which a director of the Company is a senior  partner.
The fees  were  incurred  related  to the sale of EME,  the  refinancing  of the
Company's debt, the  preparation,  filing and amending a Registration  Statement regarding a potential  Rights Offering,  the potential  issuance of subordinated debt, matters related to the Company's  continuing listing on the New York Stock
Exchange and general corporate matters.

As a result of certain services being provided to the Company by Steel Partners,
Ltd.  ("SPL"),  a  company  controlled  by the  Chairman  of the Board and Chief
Executive  Officer  of  the  Company,  Warren  Lichtenstein,   the  Compensation
Committee  engaged an independent  firm to provide a report and advice regarding the amount of management  fees that should be payable to SPL.  These fees are in consideration  for the services of the Chairman of the Board and Chief Executive
Officer,  Warren Lichtenstein,  the Company's President,  Glen Kassan, and other assistance  from  SPL.  These  individuals  did not  receive  any fees for their services.  The services  provided include  management and advisory services with respect to operations,  strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. A fee of $362,000 was accrued by the Company for 2002 and has been paid.

Note 19. Selected quarterly financial data (unaudited)

            NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    (as adjusted)
                                                      --------------------------------------------------------------------------
                                                        Three Months    Three Months       Three Months         Three Months
                                                            Ended          Ended              Ended                Ended
                                                       March 31, 2002    June 30, 2002   September 30, 2002    December 31, 2002
                                                      --------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2002
Net sales (a)                                           $ 27,533         $ 27,924         $ 27,086              $ 27,606
Gross margin (b)                                        $ 10,364         $  9,466         $  9,928              $  9,192
Income (loss) from continuing operations before income  $ (1,654)              (1)        $   (527)             $    180
taxes (c)
Net income (loss) (d)                                   $   (376)        $    331         $    549              $   (974)
Diluted net income per common share                     $   (.07)        $    .06         $    .10              $   (.17)

(a) Excludes net sales from discontinued                $  5,415         $  6,485         $  7,494              $  8,264
    operations of
(b) Excludes gross margin from discontinued             $  1,250         $  1,574         $  2,036              $  2,364
    operations of
(c) Excludes income (losses) before income              $    817         $    343         $  1,061              $   (496)
    taxes from discontinued operations of
(d) Includes income (losses) from                       $    552         $    214         $    668              $   (657)
    discontinued operations net of tax

                                                                                    (as adjusted)
                                                   -----------------------------------------------------------------------------
                                                    Three Months     Three Months         Three Months           Three Months
                                                        Ended            Ended               Ended                  Ended
                                                   March 31, 2001    June 30, 2001     September 30, 2001     December 31, 2001
                                                   ------------------------------------------------------------------------------
                                                                        (in thousands, except per share data)
                                                   ------------------------------------------------------------------------------
YEAR  ENDED DECEMBER 31, 2001
Net sales (e)                                         $30,372         $26,046                $27,522              $28,917
Gross margin (f)                                      $10,306         $ 5,459                $ 9,540              $10,133
Income from continuing operations before income
taxes (g)                                             $   186         $(5,588)               $(2,590)             $(6,085)
Net income (loss)(h)                                  $   479         $(5,312)               $(2,710)             $(3,107)
Diluted net income per common share                   $  0.08         $ (0.93)               $ (0.47)             $ (0.55)

(e) Excludes net sales from discontinued
operations of                                         $13,355         $ 9,346                $ 7,704              $ 5,521
(f) Excludes gross margin from discontinued
operations of                                         $ 2,577         $ 2,036                $ 1,469              $ 1,186
(g) Excludes income (losses) before income
taxes from discontinued operations of
                                                      $   673         $(3,409)               $(1,340)             $ 2,138
(h) Includes income (losses) from discontinued
operations net of tax                                 $   691         $(2,044)               $(1,023)             $ 1,421

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------
                                                       Additions
                                                 --------------------------
                                   Balance at    Charged to     Charged
                                 Beginning of    Costs and      to Other                     Balance at
Description                         Period       Expenses       Accounts      Deductions    End of Period
---------------------------------------------------------------------------------------------------------
                                                     (In thousands)
YEAR ENDED DECEMBER 31,
2002 Allowance for:
  Doubtful accounts                 $541             $ 109       $----          $377(b)        $273

YEAR ENDED DECEMBER 31, 2001
Allowance for:
  Doubtful accounts                 $515             $ 469       $----          $443(b)        $541

YEAR ENDED DECEMBER 31, 2000
Allowance for:
  Doubtful accounts                 $385             $ 389       $ 40(a)        $299(b)        $515

(a) Due to reclassifications.
(b) Accounts receivable written off, net of recoveries.

