Form 10-Q
period 2003-03-31
SL INDUSTRIES INC
filed 2003-05-15
CIK 89270

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant

 to Section 12(b) of the Act:          Name of each exchange on which registered
      Title of each class                       American Stock Exchange
 Common stock, $.20 par value                   Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The number of shares of common stock outstanding as of May 5, 2003 were 5,888,441.

                                TABLE OF CONTENTS


                                                                              PAGE

                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002..........................   1
           Consolidated Statements of Operations
              Three Months Ended March 31, 2003 and 2002....................   2
           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002....................   3

           Notes to Consolidated Financial Statements.......................   4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  16

Item 3.  Quantitive and Qualitive Disclosures about Market Risk.............  21

Item 4.  Controls and Procedures............................................  21

PART II. OTHER INFORMATION..................................................  22

Item 1.  Legal Proceedings..................................................  22

Item 6.  Exhibits and Reports on Form 8-K...................................  22

Signatures..................................................................  23

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,     December 31,
                                                                               2003            2002
                                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents ...........................................   $         --    $  3,539,000
   Receivables, net ....................................................     19,017,000      18,001,000
   Inventories, net ....................................................     13,013,000      13,747,000
   Prepaid expenses ....................................................        965,000         657,000
   Net current assets held for sale ....................................             --      22,950,000
   Deferred income taxes, net ..........................................      5,292,000       2,690,000
                                                                           ------------    ------------
        Total current assets ...........................................     38,287,000      61,584,000

Property, plant and equipment, net .....................................     10,582,000      10,852,000
Notes Receivable .......................................................      1,004,000           5,000
Deferred income taxes, net .............................................      2,516,000       5,118,000
Goodwill, net ..........................................................     10,303,000      10,303,000
Other intangible assets, net ...........................................      1,063,000       1,085,000
Other assets ...........................................................      1,665,000       1,720,000
                                                                           ------------    ------------
        Total assets ...................................................   $ 65,420,000    $ 90,667,000
                                                                           ------------    ------------

LIABILITIES
Current liabilities:
   Senior credit facility ..............................................   $  6,839,000    $ 17,557,000
   Accounts payable ....................................................      4,647,000       4,689,000
   Accrued income taxes ................................................      1,824,000       1,884,000
   Net current liabilities held for sale ...............................             --      14,950,000
   Accrued liabilities:
     Payroll and related costs .........................................      3,219,000       4,937,000
     Other .............................................................      7,065,000       7,470,000
                                                                           ------------    ------------
        Total current liabilities ......................................     23,594,000      51,487,000

Senior credit facility, less portion due within one year ...............      3,162,000              --
Deferred compensation and supplemental retirement benefits .............      3,838,000       3,875,000
Other liabilities ......................................................        969,000       1,593,000
                                                                           ------------    ------------
        Total liabilities ..............................................   $ 31,563,000    $ 56,955,000
                                                                           ------------    ------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --    $         --
Common stock, $.20 par value; authorized, 25,000,0000 shares;
  issued 8,298,000 shares ..............................................      1,660,000       1,660,000
Capital in excess of par value .........................................     38,807,000      38,820,000
Retained earnings ......................................................      8,613,000       8,427,000
Treasury stock at cost, 2,404,000 and 2,398,000 shares, respectively ...    (15,223,000)    (15,195,000)
                                                                           ------------    ------------
        Total shareholders' equity .....................................     33,857,000      33,712,000
                                                                           ------------    ------------
        Total liabilities and shareholders' equity .....................   $ 65,420,000    $ 90,667,000
                                                                           ------------    ------------

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three-Months Ended
                                                                         March 31,

                                                                   2003            2002
                                                               ------------    ------------
                                                                        (Unaudited)
Net sales ..................................................   $ 26,218,000    $ 27,533,000
                                                               ------------    ------------
Cost and expenses:
  Cost of products sold ....................................     17,119,000      17,169,000
  Engineering and product development ......................      1,918,000       2,010,000
  Selling, general and administrative ......................      6,020,000       6,719,000
  Depreciation and amortization ............................        648,000         731,000
  Special charges ..........................................             --       1,825,000
  Restructuring costs ......................................             --         225,000
                                                               ------------    ------------
Total cost and expenses ....................................     25,705,000      28,679,000
                                                               ------------    ------------
Operating income (loss) from continuing operations .........        513,000      (1,146,000)
                                                               ------------    ------------
Other income (expense):
  Interest income ..........................................         65,000           3,000
  Interest expense .........................................       (206,000)       (516,000)
                                                               ------------    ------------
Income (loss) from continuing operations before income taxes        372,000      (1,659,000)
Income tax provision (benefit) .............................        186,000        (731,000)
                                                               ------------    ------------
Net income (loss) from continuing operations ...............        186,000        (928,000)
Income from discontinued operations (net of tax) ...........             --         552,000
                                                               ------------    ------------
Net income (loss) ..........................................   $    186,000    $   (376,000)
                                                               ============    ============

Basic net income (loss) per common share
    Income (loss) from continuing operations ...............   $       0.03    $      (0.16)
    Income from discontinued operations (net of tax) .......             --            0.09
                                                               ------------    ------------

    Net income (loss) ......................................   $       0.03    $      (0.07)
                                                               ============    ============

Diluted net income (loss) per common share
    Income (loss) from continuing operations ...............   $       0.03    $      (0.16)
    Income from discontinued operations (net of tax) .......             --            0.09
                                                               ------------    ------------

    Net income (loss) ......................................   $       0.03    $      (0.07)
                                                               ============    ============

Shares used in computing basic net income (loss)
  per common share .........................................      5,894,000       5,783,000
Shares used in computing diluted net income (loss)
  per common share .........................................      5,897,000       5,783,000

                               SL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


                                                                   Three-Months Ended
                                                                         March 31,

                                                                   2003            2002
                                                               ------------    ------------
                                                               (Unaudited)
Net income (loss) ..........................................   $    186,000    $   (376,000)
Other comprehensive income (loss):
  Currency translation adjustment, net of related taxes                  --          13,000
                                                               ------------    ------------
Comprehensive income (loss) ................................   $    186,000    $   (363,000)
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Three-Months Ended
                                                                                                        March 31,

                                                                                                   2003            2002
                                                                                               ------------    ------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations .............................................   $    186,000    $   (928,000)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
     Depreciation ..........................................................................        491,000         568,000
     Amortization ..........................................................................        157,000         163,000
     Restructuring costs ...................................................................             --          35,000
     Provisions for losses on accounts receivable ..........................................          9,000          12,000
     Deletions (additions) to other assets .................................................        (80,000)         41,000
     Cash surrender value of life insurance premiums .......................................             --          (3,000)
     Deferred compensation and supplemental retirement benefits ............................        101,000         106,000
     Deferred compensation and supplemental retirement benefit payments ....................       (138,000)     (1,696,000)
     Decrease in deferred income taxes .....................................................             --         363,000
     Gain on sale of equipment .............................................................         (2,000)         (9,000)
     Changes in operating assets and liabilities, excluding effects of business disposition:
       Accounts receivable .................................................................     (1,100,000)      1,330,000
       Inventories .........................................................................        734,000         731,000
       Prepaid expenses ....................................................................       (308,000)        (28,000)
       Accounts payable ....................................................................        (42,000)     (2,644,000)
       Other accrued liabilities ...........................................................     (2,616,000)     (1,004,000)
       Accrued income taxes ................................................................        (60,000)       (101,000)
                                                                                               ------------    ------------
NET CASH USED IN  OPERATING ACTIVITIES .....................................................     (2,668,000)     (3,064,000)
                                                                                               ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary .........................................................      7,000,000              --
  Proceeds from sales of equipment .........................................................         59,000          41,000
  Purchases of property, plant and equipment ...............................................       (278,000)       (274,000)
  Decrease in notes receivable .............................................................          1,000           1,000
  Proceeds from cash surrender life insurance policies .....................................             --      10,676,000
                                                                                               ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..................................................      6,782,000      10,444,000
                                                                                               ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from Senior Credit Facility .................................................     10,107,000              --
  Payments of term loans ...................................................................        (93,000)             --
  Proceeds from Revolving Credit Facility ..................................................             --       8,400,000
  Payments to Revolving Credit Facility ....................................................    (17,557,000)    (18,045,000)
  Proceeds from stock options exercised ....................................................             --         437,000
  Treasury stock (acquired) sold ...........................................................        (41,000)        297,000
                                                                                               ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES ......................................................     (7,584,000)     (8,911,000)
                                                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS .....................................        (69,000)        670,000
                                                                                               ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................     (3,539,000)       (861,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................      3,539,000       2,466,000
                                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $         --    $  1,605,000
                                                                                               ============    ============

Supplemental disclosures of cash flow information: Cash paid during the year for:

    Interest ...............................................................................   $    125,000    $    541,000
    Income taxes ...........................................................................   $    114,000    $    158,000

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations and cash flows for the quarter ended March 31, 2002 and certain footnotes have been restated to reflect the effect of discontinued operations.

LIQUIDITY

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its subsidiary, Electro-Metall Export GmbH ("EME") for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company, and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000 prior to closing. The purchaser notes were comprised of a $3,000,000 secured note that paid interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that pays interest at an annual rate of 12% and matures April 3, 2004. Cash proceeds of $4,000,000 received at closing plus the $2,000,000 dividend and the cash received from the $3,000,000 note were used to pay down bank debt. The above sale was recorded by the Company in the fourth quarter of 2002. EME is reflected as a discontinued operation in the consolidated statement of operations and statement of cash flows for the quarter ended March 31, 2002.

On January 6, 2003, the Company entered into a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, EBITDA levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all of the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets (see Note 7).

On October 11, 2002, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to an anticipated distribution to its shareholders of subscription rights to purchase additional shares of common stock of the Company. The Company filed an amendment to the Registration Statement on December 30, 2002. On March 28, 2003, following a thorough discussion and review, the Company's Board of Directors determined not to proceed with the offering of subscription rights and withdrew the Registration Statement.

2. RECEIVABLES

Receivables at March 31, 2003 and December 31, 2002 consisted of the following:


                                                             March 31,          December 31,
                                                               2003                 2002
                                                        -----------------  -----------------
                                                                    (in thousands)
Trade receivables                                            $ 16,020             $ 14,306
Less allowances for doubtful accounts                            (357)                (273)
                                                        -----------------  -----------------
                                                               15,663               14,033

Recoverable income taxes                                        1,992                1,992
Other                                                           1,362                1,976
                                                        -----------------  -----------------
                                                             $ 19,017             $ 18,001
                                                        =================  =================

3. INVENTORIES

Inventories at March 31, 2003 and December 31, 2002 consisted of the following:


                                                             March 31,          December 31,
                                                                2003                2002
                                                        -----------------  -----------------
                                                                    (in thousands)
Raw materials                                                 $ 9,066             $ 9,951
Work in process                                                 3,871               4,014
Finished goods                                                  2,627               2,367
                                                        -----------------  -----------------
                                                               15,564              16,332
Less allowances                                                (2,551)             (2,585)
                                                        -----------------  -----------------
                                                             $ 13,013            $ 13,747
                                                        =================  =================

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

The table below sets forth the computation of basic and diluted net income(loss) per share:


                                                          Three Months Ended March 31,
                                                2003                                        2002
                             ---------------------------------------     ----------------------------------------
                                                 (in thousands, except per common share amounts)

                                  Net                    Per Share            Net                    Per Share
                                Income        Shares      Amount            (Loss)        Shares       Amount
                             ------------  ----------  -------------     ------------  -----------  -------------
Basic net income
(loss) per common                $ 186        5,894      $ 0.03            $ (376)         5,783      $ (0.07)
share
Effect of dilutive                ----            3        ----              ----           ----         ----
securities
                             ------------  ----------  -------------     ------------  -----------  -------------
Diluted net income

(loss) per common                $ 186        5,897      $ 0.03            $ (376)         5,783      $ (0.07)
                             ============  ==========  =============     ============  ===========  =============

For the three-month period ended March 31, 2002, common stock options of 657,279 were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three-month periods ended March 31, 2003, and March 31, 2002 common stock options of 567,386 and 496,441, respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standard SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an Amendment of "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which provided alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

As permitted by the FASB, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock-Issued to Employees," and related interpretations in accounting for its stock option plans. Under APB No. 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's stock option equals the fair market value of the underlying common stock on the date of grant.

The exercise price of all options equals the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's option plans. Had compensation cost for such plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and loss per share would have been affected to the proforma amounts indicated below.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income
(loss) and net income (loss) per common share would have been as follows:


                                                             Three Months       Three Months
                                                            Ended March 31,    Ended March 31,
                                                                 2003                2002
                                                            ---------------    ---------------
                                                     (in thousands, except per common share amounts)
Net income (loss), as reported                              $           186    $          (376)
Add: Stock-based employee compensation                                   --
    expense included in reported net
    income, net of related tax effects                                   --                 --
                                                            ---------------    ---------------
Deduct: Total stock-based employee                          $           186    $          (376)
    compensation expense determined under
    fair value based method for awards
    granted, modified, or settled, net of
    related tax effects                                                (319)              (158)
                                                            ---------------    ---------------
Pro forma net income (loss)                                 $          (133)   $          (534)
                                                            ===============    ===============

Earnings (loss) per common share:

    Basic - as reported                                     $          0.03    $         (0.07)
    Basic - pro forma                                       $         (0.02)   $         (0.09)

    Diluted - as reported                                   $          0.03    $         (0.07)
    Diluted - pro forma                                     $         (0.02)   $         (0.09)
                                                            ---------------    ---------------

The fair value of the above stock-based compensation costs were determined using the Black-Scholes option valuation model. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes of the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it incurred. At the beginning of the year 2003, the Company adopted this statement, which did not have an impact on its consolidated financial position or results of operations.

In April 2002, the FASB adopted Statement of Financial Accounting Standard 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. At the beginning of the year 2003, the Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued FASB Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("Issue 94-3"). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. At the beginning of the year 2003, the Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the liability be recorded in the guarantor's balance sheet upon the issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45, which did not have an impact on the Company's financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure" (SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002 (see Note 4).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

6. INTANGIBLE ASSETS

Intangible assets consist of the following:


                                              March 31, 2003                         December 31, 2002
                                 --------------------------------------   --------------------------------------
                                 Gross Value   Accumulated    Net Value   Gross Value   Accumulated    Net Value
                                               Amortization                             Amortization
                                 -----------   ------------   ---------   -----------   ------------   ---------
                                                                  (in thousands)
 Goodwill                        $    12,167   $      1,864   $  10,303   $    12,167   $      1,864   $  10,303
                                 -----------   ------------   ---------   -----------   ------------   ---------
 Other Intangible Assets

 Patents                                 943            540         403           938            523         415

 Covenant Not To Compete                 110            110          --         2,980          2,980          --

 Trademarks                              922            291         631           922            282         640

 Other                                   501            472          29           501            471          30
                                 -----------   ------------   ---------   -----------   ------------   ---------
 Total Other Intangible Assets         2,476          1,413       1,063         5,341          4,256       1,085
                                 -----------   ------------   ---------   -----------   ------------   ---------
                                 $    14,643   $      3,277   $  11,366   $    17,508   $      6,120   $  11,388
                                 ===========   ============   =========   ===========   ============   =========

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $111,000 per year.

7. DEBT

Debt consists of the following:


                              March 31,     December 31,
                                2003            2002
                            ------------    ------------
                                 (In thousands)

Revolving lines of credit   $      6,904    $     17,557
Term Loan A                        2,285              --
Term Loan B                          812              --
                            ------------    ------------
                            $     10,001

Less current portion              (6,839)        (17,557)
                            ------------    ------------
Long term debt              $      3,162              --
                            ============    ============

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory and an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, EBITDA levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At March 31, 2003, the outstanding revolving loan balance was $6,904,000 and the outstanding term loan balances were $2,285,000 and $812,000, or a total of $10,001,000.

As of May 5, 2003, outstanding balances under the Senior Credit Facility were $8,287,000 and availability under the revolving loan was $3,774,000.

The schedule of payments on long-term debt is as follows:

                                         March 31
                                     ----------------
                                      (in thousands)
2004                                   $      6,839
2005                                          1,185
2006                                          1,977
                                       ------------
                                       $     10,001
Less-current portion                         (6,839)
                                       ------------
Total long-term debt                   $      3,162
                                       ============

8. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                         March 31,    December 31,
                                           2003           2002
                                       ------------   ------------
                                             (in thousands)
Insurance, taxes and commissions       $      1,819   $      1,343
Professional fees                             2,574          4,151
Accrual for contingencies, and other          2,672          1,976
                                       ------------   ------------
                                       $      7,065   $      7,470
                                       ============   ============

The accrual for contingencies includes an accrual related to SL Waber, Inc., a former subsidiary of the Company sold in August 2001. This accrual at March
31, 2003 and December 31, 2002 was $619,000 and $688,000, respectively (see Note
9).

A summary of the Company's warranty reserve for the period ended March 31, 2003 is as follows:


                                                      March 31,
                                                        2003
                                                      ---------
                                                   (in thousands)
Liability, beginning of year                          $     897
Expense for new warranties issued                            39
Expense related to accrual revisions for prior year          (5)
Warranty claims                                             (37)
                                                      ---------
Liability, end of year                                $     894
                                                      =========

9. COMMITMENTS AND CONTINGENCIES

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

On June 12, 2002, the Company and SL Surface Technologies, Inc. ("SurfTech"), a subsidiary of the Company, were served with notice of class action complaint filed in Superior Court of New Jersey for Camden County. The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that plaintiffs suffered personal injuries as a result of consuming water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

This case arises from the same factual circumstances as current administrative actions involving the Puchack Wellfield, to which the Company is a party. The administrative actions are discussed below. The administrative actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at industrial facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken, New Jersey (the "SurfTech Site").

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

On August 9, 2002, the Company received a "Demand for Arbitration" with respect to a claim of $578,000, plus interest and costs, from a former vendor of SL Waber. The claim concerned a dispute between SL Waber and an electronics manufacturer based in Hong Kong for alleged failure to pay for goods under a Supplier Agreement. In April 2003, the Company settled this claim for $300,000. As part of the settlement, the Company forfeited its right to assert counter claims.

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $924,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

The Company is the subject of various other lawsuits and actions relating to environmental issues, including administrative actions in connection with the SurfTech Site, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection. The Company believes that it has a significant defense against all or any part of the claim and that any material impact is unlikely.

The Company filed claims with its insurers seeking reimbursement for many of these costs, and received $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental costs associated with the SurfTech site up to an aggregate of $300,000. During fiscal 1997, the Company received $1,500,000 from three additional insurers and from two of those insurers, commitments to pay 15% and 20% of the environmental costs associated with the same location up to an aggregate of $150,000 and $400,000, respectively. In addition, the Company received $100,000 during 2001, 2000, and fiscal 1999, as stipulated in the settlement agreement negotiated with one of the three insurers. As of March 31, 2003 and December 31, 2002, the remaining environmental accrual was $924,000 and $875,000, respectively.

The Company is investigating a possible ground water contamination plume on its property in Camden, New Jersey. Based upon the preliminary evidence, the Company was advised that the cost to remediate the site could amount to $500,000. The Company recorded a provision for this amount during the first quarter of 2002.

The Company is investigating possible soil and ground water contamination on property in Montevideo, Minnesota, which is owned and operated by SL-MTI. Based upon the preliminary evidence, the Company does not believe it will incur material remediation costs at this site.

10. SEGMENT INFORMATION

Under the disclosure requirements of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company classifies its operations into the following five operating business units: Condor D.C. Power Supplies, Inc. ("Condor") produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal Electronics Corporation ("Teal") is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL Montevideo Technology, Inc. ("SL-MTI") is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL Electronics Inc. ("RFL") designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL provides customer service and maintenance for all electric utility equipment protection systems. SL Surface Technologies, Inc. ("SurfTech") produces industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The "Other" segment includes corporate related items not allocated to reportable segments and the results of insignificant operations. The Company's reportable business units are managed separately because each offers different products and services and requires different marketing strategies.

The unaudited comparative results for the three-month periods are as follows:


                                                      Three Months Ended
                                                          March 31,
                                                       2003       2002
                                                      -------   -------
                                                        (in thousands)
Net sales from continuing operations:
Condor                                                $ 9,489   $ 7,740
Teal                                                    4,314     4,704
SL-MTI                                                  5,397     5,709
RFL                                                     6,510     8,766
Surf Tech                                                 508       614
                                                      -------   -------
Consolidated                                          $26,218   $27,533
                                                      =======   =======


                                                      Three Months Ended
                                                           March 31,
                                                       2003        2002
                                                      -------    -------
                                                        (in thousands)
Operating income (loss) from continuing operations:
Condor                                                $   565    $   261
Teal                                                      355        469
SL-MTI                                                    299        504
RFL                                                       624      1,338
Surf Tech                                                (163)      (307)
Other                                                  (1,167)    (3,411)
                                                      -------    -------
Consolidated                                          $   513    $(1,146)
                                                      =======    =======

Included in "Other" for the three months ended March 31, 2002 were special charges of $1,825,000 related to change-of-control and proxy costs, a $500,000 addition to the reserve for environmental matters and other expenses not allocated to the reportable business units. There were no comparable charges of this nature for the three months ended March 31, 2003.


                                                      March 31,    December 31,
                                                        2003          2002
                                                    ------------   ------------
                                                          (in thousands)
Identifiable assets:
Condor                                              $     16,899   $     16,817
Teal                                                      10,058         10,045
SL-MTI                                                     9,446          9,691
RFL                                                       16,481         16,322
Surf Tech                                                  1,817          1,995
Other                                                     10,719         35,797
                                                    ------------   ------------
Consolidated                                        $     65,420   $     90,667
                                                    ============   ============


                             March 31, December 31,

                              2003           2002
                          ------------   ------------
                                 (in thousands)
INTANGIBLE ASSETS (NET)
Teal                      $      6,088   $      6,107
SL-MTI                              29             30
RFL                              5,249          5,251
                          ------------   ------------
Consolidated              $     11,366   $     11,388
                          ============   ============

11. DISCONTINUED OPERATIONS

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME, as discussed in Note.1. The above sale was recorded by the Company in the fourth quarter of 2002. EME is reflected as discontinued operations in the consolidated statement of operations and statement of cash flows for all of the 2002 periods presented. Net sales of EME for the three months ended March 31, 2002 were $ 5,414,000 and operating income was $334,000.

In July 2001, the Board of Directors authorized the disposition of SL Waber. Effective August 27, 2001, substantially all of the assets of SL Waber and the stock of its subsidiary, Waber de Mexico S.A. de C.V. were sold. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of the SL Waber subsidiary to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. During the three months ended March 31, 2002, the Company, based upon a review of potential liabilities, reduced the accrual for the liabilities (excluding accrued income taxes) related to SLW Holdings by $450,000.

As of March 31, 2003 and December 31, 2002, the Company had accruals of $619,000 and $688,000, respectively related to SL Waber.

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, the Company was billed $490,000 in legal fees by Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm in which a director of the Company is a senior partner.

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of the Chairman of the Board and Chief Executive Officer, Warren Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. These individuals did not receive any fees for their services during the year ended December 31, 2002. On April 1, 2003 SPL was paid $480,000, of which $362,000 was for services performed during the year 2002 and $118,000 was for services performed for the three months ended March 31, 2003.

13. SUBSEQUENT EVENTS

On April 28, 2003, the Company announced that effective April 30, 2003, its common stock will be traded on the American Stock Exchange under the symbol "SLI". The Company had been operating under a plan to address its non-compliance issues with the New York Stock Exchange's market capitalization and stockholders' equity requirements, but was unable to demonstrate compliance by the end of its 18-month plan period.

The Company had studied a number of alternatives to ensure its common stock continues to be publicly traded and the American Stock Exchange was considered the best solution. The Company believes the American Stock Exchange will provide its shareholders with an excellent trading environment on a major national exchange with state of the art technology so that trades are executed quickly, reliably and transparently.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000 prior to closing. The purchaser notes are comprised of a $3,000,000 secured note bearing interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note bearing interest at an annual rate of 12% and maturing on April 3, 2004. Cash proceeds of $4,000,000 received at closing plus dividends of $2,000,000 and the cash received from the $3,000,000 note were used to pay down bank debt. The above sale was recorded by the Company in the fourth quarter of 2002. EME is reflected as discontinued operations in the consolidated statement of operations and statement of cash flows for the quarter ended March 31, 2002.

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance in the original amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, EBITDA levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets.

During the three months ended March 31, 2003, the net cash used in operating activities was $2,668,000, as compared to net cash used in operating activities of $3,064,000 during the three months ended March 31, 2002. Uses of cash in operating activities for 2003 were primarily used for payments made under the Company's 2002 bonus and incentive programs, payments of professional fees related to finance and closing costs and increases in accounts receivable. In the first quarter of the prior year, net cash used in operating activities was positively affected by the recovery of income taxes, offset by payments under deferred compensation and retirement plans and reductions in accrued liabilities.

During the three months ended March 31, 2003, net cash provided by investing activities was $6,782,000, primarily related to the cash proceeds received from the sale of EME. During the three months ended March 31, 2002, net cash provided by investing activities was $10,444,000. Net cash from investing activities for the first quarter of 2002 was primarily generated by the proceeds from the surrender of life insurance policies of $10,676,000.

During the three months ended March 31, 2003, net cash used in financing activities was $7,584,000, primarily due to the payoff of the Company's revolving credit facility (the "Former Credit Facility"). During the three months ended March 31, 2002, net cash used in financing activities was $8,911,000, primarily related to the pay down of the Former Credit Facility in the net amount of $9,645,000.

As of March 31, 2003, the Company had principal debt outstanding of $10,001,000 under the Senior Credit Facility, as compared to $17,557,000 under the Former Credit Facility at December 31, 2002. The significant reduction of debt is primarily due to the proceeds received from the sale of EME, which included a $2,000,000 dividend, $4,000,000 received at closing and the collection of a $3,000,000 purchaser note which was paid on March 14, 2003. The Company had $5,420,000 available for borrowings under the Senior Credit Facility at March 31, 2003.

The Company's current ratio was 1.62 to 1 at March 31, 2003 and 1.19 to 1 at December 31, 2002. Included in the ratio calculation at December 31, 2002 were net current assets and liabilities held for sale. Without these amounts the December 31, 2002 ratio would have been 1.06 to 1. The improvement in the current ratio for March 31,2003 is primarily due to the reduction of current debt from $17,557,000 to $6,839,000 at March 31, 2003.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 23% at March 31, 2003 and 34% at December 31, 2002. During the first three months of 2003 total borrowings decreased by $7,556,000.

Capital expenditures of $278,000 made during the first three months of 2003 primarily related to equipment purchases and building repairs. The amount of expenditures for the first quarter of 2003 is comparable to the 2002 levels. During the remainder of the year 2003, the Company may incur up to approximately $2,500,000 of additional capital expenditures, which includes obligations under capital leases. This amount is subject to change depending upon a number of factors including certain market conditions within the Company's business segments and availability of financing.

During the first three months of 2003, the Company has been able to generate adequate amounts of cash to meet its operating needs. During the first three months of 2003, the operating segments had an aggregate negative cash flow of $484,000, primarily due to scheduled payments made under the Company's 2002 bonus and incentive programs, as previously discussed and professional fees related to financing and closing costs. Condor did however experience a significant increase in cash flow in 2003 in the amount of $633,000, as compared to a use of cash in the amount of $1,478,000 in 2002. During the first three months of 2002, Teal, RFL and SL-MTI had produced positive cash flow, aggregating approximately $2,965,000. Condor and SurfTech experienced negative cash flow for the same period. Condor's cash flow was negatively impacted by payments made against its restructuring reserve of $516,000 and deferred compensation payments made in 2002 of $1,200,000. Without these cash payments, Condor would have been cash flow positive. SurfTech's negative cash flow was primarily due to its move to consolidate operations into one location.

With the exception of SurfTech and the segment reported as "Other" (which consists primarily of corporate office expenses and accruals not specifically allocated to the reportable business units), all of the Company's operating segments were profitable at the operating level for the first three months of 2003. Surf Tech's operating loss was $163,000, which improved from the prior year's loss in the 2002 quarter of $307,000. SurfTech is facing historically low demand in its marketplace and has reduced its operating costs by consolidating its operations into one facility and by other cost cutting measures.

The following is a summary of the Company's contractual obligations for the periods indicated that existed as of March 31, 2003:


                   Less Than    1 to 3    4 to 5   After 5
                     1 Year     Years     Years     Years     Total
                   ---------   -------   -------   -------   -------
                                     (in thousands)
Operating Leases   $     626   $ 2,147   $   308        --   $ 3,081

Debt                   6,839     3,162        --        --    10,001

Capital Leases            59       207        14        --       280

                   ---------   -------   -------   -------   -------
                   $   7,524   $ 5,516   $   322   $    --   $13,362
                   =========   =======   =======   =======   =======

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that projected cash from operations, an anticipated tax refund and funds expected to be available under the Senior Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

The table below shows the comparison of net sales from continuing operations for the quarter ended March 31, 2003, and the quarter ended March 31, 2002:


                     Increase/       Increase/      Three Months    Three Months
                   Decrease over   Decrease over       Ended           Ended
                   same quarter    same quarter       March 31,       March 31,
                     last year       last year          2003            2002
                      Percent          Amount          Amount          Amount
                   -------------   -------------    -------------   -------------
                                          (in thousands)
Condor                     22.6%   $       1,749    $       9,489   $       7,740
Teal                       -8.3%            (390)           4,314           4,704
SL-MTI                     -5.5%            (312)           5,397           5,709
RFL                       -25.7%          (2,256)           6,510           8,766
Surf Tech                 -17.3%            (106)             508             614
                   -------------   -------------    -------------   -------------
Total                      -4.8%   $      (1,315)   $      26,218   $      27,533
                   =============   =============    =============   =============

Consolidated net sales from continuing operations for the three-month period ended March 31, 2003 decreased by $1,315,000, or 4.8%, compared to the same quarter last year. With the exception of Condor, all of the Company's business segments experienced a decrease in sales in the first quarter of 2003 compared to 2002. Condor's net sales increased $1,749,000, or 22.6%, primarily due to increased sales to distributors and a significant reduction in allowances and returns. Allowances and returns offered to distributors in 2002 were primarily related to Condor's telecommunication product line, which was substantially scaled down in 2002. RFL experienced a significant reduction in sales in the current quarter compared to 2002. RFL's sales decreased $2,256,000, or 25.7%. This decrease is primarily attributed to its teleprotection product line, which decreased by $2,246,000 from the 2002 quarter. In the end of 2001, RFL had a relatively strong backlog, which carried into the first quarter of 2002 and generated in a record quarterly performance for the 2002 quarter. RFL is currently experiencing inconsistent procurement patterns from electric power utility companies, which is its primary market. For the quarter ended 2003 compared to 2002 Teal's sales decreased $390,000, or 8.3%. At SL-MTI sales decreased $312,000, or 5.5% and at SurfTech sales decreased $106,000, or 17.3%. These decreases were relatively less significant than those experienced by RFL and less significant to the Company's consolidated net sales for the first quarter of 2003, as compared to 2002.

The Company had income from continuing operations of $513,000 for the three-month period ended March 31, 2003, as compared to an operating loss of $1,146,000 for the corresponding period last year. During the quarter ended March 31, 2002, the Company recorded special charges of $1,825,000 related to change-of-control and proxy costs and restructuring costs of $225,000 relating to downsizing operations at Condor. Without these charges, the Company would have had income from continuing operations in 2002 of $904,000, compared to $513,000 in 2003.

Cost of products sold as a percentage of sales for the quarter ended March 31, 2003 increased slightly to 65.3%, as compared to 62.4% for the corresponding period in 2002. The major reason for the increase was product mix at RFL. Cost of products sold as a percentage of sales in the current quarter was 56.2%, as compared to 52.5% in the prior year quarter. RFL's sales mix is currently weighted more to the carrier communication product line, which has a lower margin than its teleprotection product line. In addition, RFL has experienced more pricing pressure from competitors this year than in the prior year. Condor's cost of products sold as a percentage of sales also increased slightly during the current quarter, as compared to last year. Condor's increase was due to increases in inventory reserves and a less favorable product mix in 2003. With respect to Teal and SL-MTI cost of products sold as a percentage of sales remained relatively constant, as compared to last year. SurfTech recorded significant improvements; however its results are not significant to the Company's consolidated operating results.

Engineering and product development expenses for the three month periods ended March 31, 2003 and March 31, 2002 remained at 7.3% of sales. The decrease in engineering and product development expenses was $92,000 in the current quarter, as compared to last year's quarter. Other than SL-MTI, all of the business units had a decrease in spending in this area.

Selling, general and administrative expenses for the three month period decreased $699,000, or 10.4%, as compared to the same period last year. As a percentage of sales, selling, general and administrative expenses for the three months ended March 31, 2002 were 23%, as compared to 24.4% for the same period last year. The decrease in these expenses were primarily due to reduced environmental costs and lower commissions expenses as a result of the lower sales level.

Depreciation and amortization expenses for the current three month period decreased by $83,000, or 11.4%, primarily due to the reduced fixed asset base. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions of this statement, specifically the discontinuance of goodwill amortization. On a comparative quarterly basis, there was no effect on amortization expense for 2003 compared to 2002.

For the three month period ended March 31, 2002, the Company recorded special charges of $1,825,000 related to change-in-control, proxy costs and a restructuring charge of $225,000 related to Condor. There were no significant charges of this nature recorded during the quarter ended March 31, 2003.

Interest income increased for the current three month period by $62,000, as compared to the same period last year. This is primarily related to interest income recorded on the notes receivable issued in connection with the sale of EME. Interest expense for the current three month period decreased by $310,000, or 60%, due to the combination of a significant reduction of debt and more favorable interest rates, as compared to the first quarter of the prior year.

Income from discontinued operations for the three month period ended March 31, 2002 is attributable to the reversal of an accrual related to SL Waber in the amount of $313,000, net of tax and net income of EME in the amount of $239,000, which is recorded as a discontinued operation for the quarter ended March 31, 2002.

The effective tax rate for the three month period ended March 31, 2003 was 50%, compared to a benefit rate of 47% in 2002. The increase in the effective tax rate was primarily driven by adjustments made to the Company's Mexican tax liabilities.

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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2002,
Part I, Item 1 - Risk Factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 9, 2002, the Company received a "Demand for Arbitration" with respect to a claim of $578,000 from a former vendor of SL Waber. The claim concerns a dispute between SL Waber and an electronics manufacturer based in Hong Kong for alleged failure to pay for goods under a Supplier Agreement. The Company has settled this claim for $300,000 and has paid this amount in April 2003. As part of the settlement, the Company has forfeited its rights to counter claims

There have been no other material changes to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. See Part I, Item 3 - Legal Proceedings of such Annual Report and Note 9 to the Consolidated Financial Statements included herein for additional information on these matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the period covered by this report:

Current report on Form 8-K filed January 8, 2003 pursuant to Item 5 (Other Events);

Current report on Form 8-K filed January 17, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets); and

Current report on Form 8-K/A filed March 4, 2003 pursuant to Item 7 (Financial Statements and Exhibits) in which the Company filed unaudited proforma consolidated statements of operations for the year ended December 31, 2001 and for the nine months ended September 30, 2002 and an unaudited proforma consolidated balance sheet as of September 30, 2002, reflecting the sale of the Company's EME subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003                                SL INDUSTRIES, INC.
                                                  -------------------
                                                  (Company)

                                                  By: /s/ Warren Lichtenstein

                                                  ---------------------------
                                                  Warren Lichtenstein
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                                  By: /s/ David R. Nuzzo
                                                  ----------------------
                                                  David R. Nuzzo
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

      I, Warren Lichtenstein, certify that:

            1. I have reviewed this quarterly report of Form 10-Q of SL Industries, Inc.;

            2. ____ Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. ____ Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. ____ The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 3a-14 and 15d-14) for the registrant and we have:

                  a) ____ designed such disclosed controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) ____ evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) ____ presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

            5. ____ The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a) ____ all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) ____ any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. ____ The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003         By: /s/___________________________________
                               Warren Lichtenstein

                               Chairman of the Board and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

      I, David R. Nuzzo, certify that:

            1. I have reviewed this quarterly report of Form 10-Q of SL Industries, Inc.;

            2. ____ Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. ____ Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. ____ The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 3a-14 and 15d-14) for the registrant and we have:

                  a) ____ designed such disclosed controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) ____ evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) ____ presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

            5. ____ The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

                  a) ____ all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) ____ any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. ____ The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                          By:  /s/____________________________
                                                 David R. Nuzzo
                                                 Chief Financial Officer