Form 10-Q
period 2003-06-30
SL INDUSTRIES INC
filed 2003-08-13
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        NEW JERSEY                                                  21-0682685
------------------------------------------------------------                        ----------
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

        520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                                  08054
-----------------------------------------------------------------                        -----
            (Address of principal executive offices)                                  (Zip Code)

         Registrant's telephone number, including area code:                       856-727-1500

Securities registered pursuant to Section 12(b) of the Act:           Name of each exchange on which  registered
                               Title of each class                             American Stock Exchange
                          Common stock, $.20 par value                         Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


   The number of shares of common stock outstanding as of August 7, 2003 were
                                   5,923,541.

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002.........................................     1
           Consolidated Statements of Operations
               Three Months Ended June 30, 2003 and 2002
                and Six Months Ended June 30, 2003 and 2002...............................     2
           Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2003 and 2002...................................     3

           Notes to Consolidated Financial Statements.....................................     4

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................    17

Item 3. Quantitative and Qualitative Disclosures about Market Risk........................    25

Item 4. Controls and Procedures...........................................................    25

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.................................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders..............................    26

Item 5.  Other Information................................................................    26

Item 6. Exhibits and Reports on Form 8-K..................................................    27

Signatures................................................................................    28

Item 1 Financial Statements

                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,       December 31,
                                                                                                    2003             2002
                                                                                                ------------     ------------
                                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ................................................................    $          -     $  3,539,000
  Receivables, net .........................................................................      16,650,000       18,001,000
  Notes receivable .........................................................................       1,000,000                -
  Inventories, net .........................................................................      12,856,000       13,747,000
  Prepaid expenses .........................................................................         906,000          657,000
  Net current assets held for sale .........................................................               -       22,950,000
  Deferred income taxes, net ...............................................................       2,108,000        2,690,000
                                                                                                ------------     ------------
      Total current assets .................................................................      33,520,000       61,584,000

Property, plant and equipment, net .........................................................      10,408,000       10,852,000
Deferred income taxes, net .................................................................       5,278,000        5,118,000
Goodwill, net ..............................................................................      10,303,000       10,303,000
Other intangible assets, net ...............................................................       1,035,000        1,085,000
Other assets ...............................................................................       1,602,000        1,725,000
                                                                                                ------------     -------------
      Total assets .........................................................................    $ 62,146,000     $ 90,667,000
                                                                                                ------------     -------------

LIABILITIES
Current liabilities:
  Debt, current portion.....................................................................    $  3,756,000     $ 17,557,000
  Accounts payable .........................................................................       3,379,000        4,689,000
  Accrued income taxes .....................................................................       1,688,000        1,884,000
  Net current liabilities held for sale ....................................................               -       14,950,000
  Accrued liabilities:
     Payroll and related costs .............................................................       4,096,000        4,937,000
     Other .................................................................................       6,695,000        7,470,000
                                                                                                ------------     ------------
      Total current liabilities ............................................................      19,614,000       51,487,000

Debt, less current portion .................................................................       2,835,000                -
Deferred compensation and supplemental retirement benefits .................................       4,031,000        3,875,000
Other liabilities ..........................................................................         926,000        1,593,000
                                                                                                ------------     ------------
        Total liabilities ..................................................................    $ 27,406,000     $ 56,955,000
                                                                                                ------------     ------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued ...................    $          -     $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares .................................................................       1,660,000        1,660,000
Capital in excess of par value .............................................................      38,806,000       38,820,000
Retained earnings ..........................................................................       9,312,000        8,427,000
Treasury stock at cost, 2,375,000 and 2,398,000 shares, respectively .......................     (15,038,000)     (15,195,000)
                                                                                                ------------     ------------
        Total shareholders' equity .........................................................      34,740,000       33,712,000
                                                                                                ------------     ------------
        Total liabilities and shareholders' equity .........................................    $ 62,146,000     $ 90,667,000
                                                                                                ------------     ------------

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three-Months Ended                  Six-Months Ended
                                                                            June 30,                           June 30,

                                                                     2003             2002*             2003              2002*
                                                                 ------------      ------------     ------------      ------------
 Net Sales ..................................................    $ 27,444,000      $ 27,924,000     $ 53,662,000      $ 55,457,000
 Cost and expenses:
   Cost of products sold ....................................      17,018,000        18,458,000       34,137,000        35,627,000
   Engineering and product development ......................       1,996,000         1,646,000        3,914,000         3,644,000
   Selling, general and administrative ......................       6,639,000         6,682,000       12,659,000        13,408,000
   Depreciation and amortization ............................         635,000           721,000        1,283,000         1,452,000
   Special charges ..........................................               -             9,000                -         1,834,000
   Restructuring costs ......................................               -            40,000                -           265,000
                                                                 ------------      ------------     ------------      ------------
 Total cost and expenses ....................................      26,288,000        27,556,000       51,993,000        56,230,000
                                                                 ------------      ------------     ------------      ------------
 Income (loss) from continuing operations ...................       1,156,000           368,000        1,669,000          (773,000)
 Other income (expense):
   Interest income ..........................................          31,000             7,000           96,000            10,000
   Interest expense .........................................        (129,000)         (376,000)        (335,000)         (892,000)
                                                                 ------------      ------------     ------------      ------------
 Income (loss) from continuing operations before income taxes       1,058,000            (1,000)       1,430,000        (1,655,000)
 Income tax provision (benefit) .............................         359,000          (118,000)         545,000          (844,000)
                                                                 ------------      ------------     ------------      ------------
 Income (loss) from continuing operations ...................         699,000           117,000          885,000          (811,000)
                                                                 ------------      ------------     ------------      ------------
 Income from discontinued operations (net of tax) ...........               -           214,000                -           766,000
                                                                 ------------      ------------     ------------      ------------
 Net income (loss) ..........................................    $    699,000      $    331,000     $    885,000      $    (45,000)
                                                                 ------------      ------------     ------------      ------------

BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .................    $       0.12      $       0.02     $       0.15      $      (0.14)
   Income from discontinued operations (net of tax) .........               -              0.04                -              0.13
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) ........................................    $       0.12      $       0.06     $       0.15      $      (0.01)
                                                                 ------------      ------------     ------------      ------------

DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .................    $       0.12      $       0.02     $       0.15      $      (0.14)
   Income from discontinued operations (net of tax) .........               -              0.04                -              0.13
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) ........................................    $       0.12      $       0.06     $       0.15      $      (0.01)
                                                                 ------------      ------------     ------------      ------------

 Shares used in computing basic net income (loss)
   per common share .........................................       5,898,000         5,894,000        5,896,000         5,839,000
 Shares used in computing diluted net income (loss)
   per common share .........................................       5,912,000         5,930,000        5,912,000         5,839,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)

                                                                     Three-Months Ended         Six-Months Ended
                                                                          June 30,                   June 30,
                                                                     2003          2002*        2003          2002*
                                                                  ---------     ---------    ---------     ---------
Net income (loss) ............................................    $ 699,000     $ 331,000    $ 885,000     $ (45,000)
Other comprehensive income:
     Currency translation adjustment, net of related taxes ...            -       389,000            -       402,000
                                                                  ---------     ---------    ---------     ---------
Comprehensive income .........................................    $ 699,000     $ 720,000    $ 885,000     $ 357,000
                                                                  ---------     ---------    ---------     ---------

See accompanying notes to consolidated financial statements

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                  (Unaudited)

                                                                                                       2003             2002*
                                                                                                   ------------      ------------
OPERATING ACTIVITIES:
 Net income (loss) from continuing operations .................................................    $    885,000      $   (811,000)
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation ...............................................................................         978,000         1,135,000
   Amortization ...............................................................................         305,000           317,000
   Restructuring charges ......................................................................               -            35,000
   Provisions for losses on accounts receivable ...............................................          54,000            47,000
   Cash surrender value of life insurance premiums ............................................         (74,000)           83,000
   Deferred compensation and supplemental retirement benefits .................................         208,000           249,000
   Deferred compensation and supplemental retirement benefit payments .........................        (264,000)       (1,780,000)
   (Increase) decrease in deferred income taxes ...............................................         422,000          (662,000)
   Gain on sale of equipment ..................................................................          (2,000)           (6,000)
   Changes in operating assets and liabilities, excluding effects of business disposition:
     Accounts receivable ......................................................................       1,222,000         4,383,000
     Inventories ..............................................................................         891,000         1,930,000
     Prepaid expenses .........................................................................        (249,000)           15,000
     Other assets, net ........................................................................         (59,000)          (37,000)
     Accounts payable .........................................................................        (780,000)       (1,624,000)
     Other accrued liabilities ................................................................      (1,577,000)       (1,055,000)
     Accrued income taxes .....................................................................      (1,262,000)       (1,133,000)
                                                                                                   ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITES ......................................................         698,000         1,086,000
                                                                                                   ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary ............................................................       7,000,000                 -
  Proceeds from sale of equipment .............................................................          59,000                 -
  Purchases of property, plant, and equipment .................................................        (567,000)       (1,045,000)
  Increase in notes receivable ................................................................           1,000             1,000
  Proceeds from cash surrender life insurance policies ........................................               -        10,676,000
                                                                                                   ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITES ......................................................       6,493,000         9,632,000
                                                                                                   ------------      ------------

FINANCING ACTIVITIES:
  Net proceeds from Senior Credit Facility ....................................................       6,824,000                 -
  Payments of term loans ......................................................................        (233,000)                -
  Payments to Revolving Credit Facility, net. .................................................     (17,557,000)      (14,424,000)
  Proceeds from stock options exercised .......................................................               -           755,000
  Treasury stock sold .........................................................................         143,000           165,000
                                                                                                   ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES .........................................................     (10,823,000)      (13,504,000)
                                                                                                   ------------      ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS ..................................................          93,000           320,000
                                                                                                   ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................................      (3,539,000)       (2,466,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................................       3,539,000         2,466,000
                                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................................    $          -      $          -
                                                                                                   ------------      ------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest .................................................................................    $    222,000      $  1,037,000
     Income taxes .............................................................................    $    247,000      $    275,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations and cash flows for the applicable periods ended June 30, 2002 and certain footnotes have been restated to reflect the effect of discontinued operations.

LIQUIDITY

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its subsidiary, Electro-Metall Export GmbH ("EME") for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing of the sale by EME to a subsidiary of the Company, and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000. The purchaser notes were comprised of a $3,000,000 secured note that paid interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that pays interest at an annual rate of 12% and matures April 3, 2004. Cash proceeds of $4,000,000 received at closing plus the $2,000,000 dividend and the cash received from the $3,000,000 note were used to pay down bank debt. The above sale was recorded by the Company in the fourth quarter of 2002. EME is recorded as a discontinued operation in the consolidated statement of operations and statement of cash flows for the three and six month periods ended June 30, 2002.

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

2. RECEIVABLES
Receivables at June 30, 2003 and December 31, 2002 consisted of the following:

                                                                              June 30,   December 31,
                                                                                2003         2002
                                                                              -----------------------
                                                                                  (in thousands)
Trade receivables ........................................................    $ 15,409     $ 14,306
Less allowances for doubtful accounts ....................................        (402)        (273)
                                                                              ---------------------
                                                                                15,007       14,033

Recoverable income taxes .................................................         265        1,992
Other ....................................................................       1,378        1,976
                                                                              ---------------------
                                                                              $ 16,650     $ 18,001
                                                                              =====================

Recoverable income taxes of $1,789,000 were received on May 27, 2003.

3. INVENTORIES

Inventories at June 30, 2003 and December 31, 2002 consisted of the following:

                                                                              June 30,   December 31,
                                                                                2003         2002
                                                                              -----------------------
                                                                                  (in thousands)
Raw materials ............................................................    $  9,090     $  9,951
Work in process ..........................................................       3,917        4,014
Finished goods ...........................................................       2,770        2,367
                                                                              ---------------------
                                                                                15,777       16,332
Less allowances ..........................................................      (2,921)      (2,585)
                                                                              ---------------------
                                                                              $ 12,856     $ 13,747
                                                                              =====================

4. INCOME (LOSS) PER SHARE

The Company has presented net income (loss) per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                                          Three Months Ended June 30,
                                               2003                                          2002
                             -----------------------------------------      ----------------------------------------
                                                      (in thousands, except per share amounts)

                                  Net                     Per Share              Net                      Per Share
                                Income      Shares         Amount              Income      Shares          Amount
                             -----------------------------------------      ----------------------------------------
Basic net income per
common share                 $     699        5,898       $   0.12          $     331        5,894        $  0.06
Effect of dilutive
securities                                       14                                             36
                             -----------------------------------------      ----------------------------------------
Diluted net income per
common share                 $     699        5,912       $   0.12          $     331        5,930        $  0.06
                             =========================================      ========================================

                                                              Six Months Ended June 30,
                                                2003                                            2002
                             -----------------------------------------      ----------------------------------------
                                                      (in thousands, except per share amounts)

                                  Net                     Per Share              Net                      Per Share
                                Income      Shares         Amount               Loss       Shares           Amount
                             -----------------------------------------      ----------------------------------------
Basic net income (loss)
per common share             $       885      5,896       $   0.15          $       (45)     5,839         $  (0.01)
Effect of dilutive
securities                          ----         16           ----                 ----       ----             ----
                             -----------------------------------------      ---------------------------------------
Diluted net income (loss)
per common share             $       885      5,912       $   0.15          $       (45)     5,839         $  (0.01)
                             =========================================      =======================================

For the six-month period ended June 30, 2002, common stock options of 57,224 were outstanding but were excluded from the diluted computation because the Company incurred a net loss and the effect of including the options would be anti-dilutive.

For the three and six-month periods ended June 30, 2003, and June 30, 2002 common stock options of 492,475 and 469,315 respectively, were excluded from the diluted computation because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which provided alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The following disclosures are provided in accordance with SFAS 148.

As permitted by the FASB, the Company has elected to follow APB No. 25, and related interpretations in accounting for its stock option plans. Under APB No. 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's stock option equals the fair market value of the underlying common stock on the date of grant.

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

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                          2003        2002             2003      2002
                                                     --------------------------   ------------------------
                                                         (in thousands, except per common share amounts)
Net income (loss), as reported                          $   699     $   331          $   885   $    (45)
Add: Stock-based employee compensation
    expense included in reported net
    income (loss), net of related tax effects                 -           -                -          -
                                                        -----------------------   ---------------------
                                                        $   699     $   331          $   885   $    (45)
Deduct: Total stock-based employee
compensation expense determined under fair value
based method for awards granted, modified, or
settled, net of related tax effects                        (170)       (159)            (494)      (317)
                                                        -----------------------   ---------------------
Pro forma net income (loss)                             $   529     $   172          $   391   $   (362)
                                                        =======================   =====================
Earnings (loss) per common share:
    Basic - as reported                                 $  0.12     $  0.06          $  0.15   $  (0.01)
    Basic - pro forma                                   $  0.09     $  0.03          $  0.07   $  (0.06)

    Diluted - as reported                               $  0.12     $  0.06          $  0.15   $  (0.01)
    Diluted - pro forma                                 $  0.09     $  0.03          $  0.07   $  (0.06)

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. At the beginning of the year 2003, the Company adopted this statement, which did not have an impact on its consolidated financial position or results of operations.

In April 2002, the FASB adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. At the beginning of the year 2003, the Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. At the beginning of the year 2003, the Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the liability be recorded in the guarantor's balance sheet upon the issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities (see Note 8). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45, which did not have an impact on the Company's financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure" ("SFAS No. 148"). This statement amends

SFAS No. 123, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. The Company accounts for stock-based compensation in accordance with APB No. 25, and has adopted the disclosure only alternative of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002 (see Note 4).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of Issue No. 00-21.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 149. The Company has not yet determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             June 30, 2003                              December 31, 2002
                                 ------------------------------------------ -------------------------------------------
                                                Accumulated                                  Accumulated
                                  Gross Value  Amortization      Net Value   Gross Value    Amortization     Net Value
                                 --------------------------------------------------------------------------------------
                                                                   (in thousands)
Goodwill                               $12,167         $1,864      $10,303       $12,167          $1,864       $10,303
                                 -----------------------------------------  ------------------------------------------
Other Intangible Assets:
 Patents                                   944            558          386           938             523           415
 Covenant Not To Compete                   110            110         ----         2,980           2,980          ----
 Trademarks                                922            301          621           922             282           640
 Other                                     501            473           28           501             471            30
                                 -----------------------------------------  ------------------------------------------
  Total Other Intangible Assets          2,477          1,442        1,035         5,341           4,256         1,085
                                 -----------------------------------------  ------------------------------------------
                                       $14,644         $3,306      $11,338       $17,508          $6,120       $11,388
                                 =========================================  ==========================================

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets for the three and six month periods for fiscal 2003 was $28,000 and $56,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $111,000 per year.

7. DEBT

Debt consists of the following:

                                                              June 30,            December 31,
                                                                2003                  2002
                                                              --------------------------------
                                                                     (in thousands)
Revolving lines of credit                                     $ 3,633               $ 17,557
Term Loan A                                                     2,188                  -----
Term Loan B                                                       770                  -----
                                                              ------------------------------
                                                                6,591                 17,557

Less current portion                                           (3,756)               (17,557)
                                                              ------------------------------
Long term debt                                                $ 2,835               $  -----
                                                              ==============================

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory and an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, EBITDA levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At June 30, 2003, the outstanding revolving loan balance was $3,633,000 and the outstanding term loan balances were $2,188,000 and $770,000, or a total of $6,591,000.

As of August 3, 2003, outstanding balances under the Senior Credit Facility were $4,377,000 and availability under the revolving loan was $7,394,000.

The schedule of payments on long-term debt is as follows:

                                          June 30
                                      ----------------
                                       (in thousands)
2004                                       $ 3,756
2005                                           997
2006                                         1,838
                                           -------
                                           $ 6,591
Less-current portion                        (3,756)
                                           -------
Total long-term debt                       $ 2,835
                                           =======

8. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                                        June 30,           December 31,
                                                          2003                 2002
                                                        -------------------------------
                                                               (in thousands)
Insurance, taxes and commissions                        $ 1,820               $ 1,343
Professional fees                                         2,117                 4,151
Accrual for contingencies, and other                      2,758                 1,976
                                                        -----------------------------
                                                        $ 6,695               $ 7,470
                                                        =============================

The Company's warranty reserve which is included in the accrual for contingencies, and other above, for the period ended June 30, 2003 is as follows:

                                                               June 30,
                                                                 2003
                                                            -------------
                                                            (in thousands)
Liability, beginning of year                                   $    897
Expense for new warranties issued                                    77
Expense related to accrual revisions for prior year                  (6)
Warranty claims                                                     (75)
                                                               --------
Liability, end of period                                       $    893
                                                               --------

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $926,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

In the fourth quarter of fiscal year 1990, the Company recorded a provision of $3,500,000 to cover various environmental costs for six locations, based upon estimates prepared at that time by an independent engineering consulting firm. In fiscal 1991, 1996 and 1999, based upon estimates, the Company made additional provisions of $480,000, $900,000 and $375,000, respectively. The fiscal 1996 provision was necessary since, during the latter part of fiscal 1995, the New Jersey Department of Environmental Protection required the Company to begin additional investigation of the extent of off-site contamination at its former facility in Wayne, New Jersey, where remediation had been underway. Based on the results of that investigation, which were received in fiscal 1996, the Company determined that additional remediation costs of approximately $1,000,000 were probable.

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

The Company filed claims with its insurers seeking reimbursement for many of these costs, and received $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental costs associated with the SurfTech site up to an aggregate of $300,000. During fiscal 1997, the Company received $1,500,000 from three additional insurers and from two of those insurers, commitments to pay 15% and 20% of the environmental costs associated with the same location up to an aggregate of $150,000 and $400,000, respectively. In addition, the Company received $100,000 during 2001, 2000, and fiscal 1999, as stipulated in the settlement agreement negotiated with one of the three insurers. As of June 30, 2003 and December 31, 2002, the remaining environmental accrual was $926,000 and $875,000, respectively.

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

10. SEGMENT INFORMATION

Under the disclosure requirements of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company had classified its operations into the following five operating business units: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corporation ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI"), RFL Electronics Inc. ("RFL"), SL Surface Technologies, Inc. ("SurfTech"). Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL provides customer service and maintenance for all electric utility equipment protection systems. SurfTech produces industrial coatings and platings for equipment in the corrugated paper and telecommuni-cations industries. The "Other" segment includes corporate related items not allocated to reportable segments and the results of insignificant operations.

During the second quarter of 2003, management had decided to combine Condor and Teal into one business unit classified as the Power Electronics group ("Power Electronics"). Both subsidiaries develop, market and sell power electronics equipment to original equipment manufacturers. Accordingly, they employ similar technology, utilize similar production processes, and address market niches with similar characteristics. This business unit now has the same management team responsible for the performance of the two entities.

The Company has reflected the combination of Condor and Teal as the Power Electronics group for all periods presented.

The unaudited comparative results for the three-month and six-month periods are as follows:

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                2003             2002            2003             2002
                                              ----------------------------------------------------------
                                                                    (in thousands)
Net sales from continuing operations:
Power Electronics                             $ 15,661          $13,842         $29,465          $26,286
SL-MTI                                           5,732            6,241          11,129           11,950
RFL                                              5,534            7,267          12,043           16,033
SurfTech                                           517              574           1,025            1,188
                                              ----------------------------------------------------------
Consolidated                                  $ 27,444          $27,924         $53,662          $55,457
                                              ----------------------------------------------------------

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                2003             2002            2003             2002
                                              ----------------------------------------------------------
                                                                    (in thousands)
Operating income (loss) from continuing
operations:

Power Electronics                             $ 1,786            $ 232         $ 2,705           $   962
SL-MTI                                            507              436             806               940
RFL                                               525              875           1,150             2,213
SurfTech                                          (93)            (178)           (256)             (485)
Other                                          (1,569)            (997)         (2,736)           (4,403)
                                              ----------------------------------------------------------
Consolidated                                  $ 1,156            $ 368         $ 1,669           $  (773)
                                              ==========================================================

Included in "Other" for the six months ended June 30, 2002 were special charges of $1,834,000 related to change-of-control and proxy costs, a $542,000 addition to the reserve for environmental matters and other expenses not allocated to the reportable business units. There were no special charges for the six months ended June 30, 2003.

                                            June 30,           December 31,
                                              2003                 2002
                                          ---------------------------------
                                                   (in thousands)
Identifiable assets:
Power Electronics                         $    26,514          $    26,862
SL-MTI                                          9,222                9,691
RFL                                            16,432               16,322
SurfTech                                        1,735                1,995
Other                                           8,243               35,797
                                          --------------------------------
Consolidated                              $    62,146          $    90,667
                                          ================================

The reduction of identifiable assets in the segment listed as "Other" is primarily related to the sale of EME, the assets in the amount of $22,950,000 where listed as "net assets held for sale" at December 31, 2002.

                                         June 30,           December 31,
                                           2003                2002
                                         -------------------------------
                                                (in thousands)
INTANGIBLE ASSETS (NET)
Power Electronics                         $ 6,062              $ 6,107
SL-MTI                                         28                   30
RFL                                         5,248                5,251
                                         -----------------------------
Consolidated                              $11,338              $11,388
                                         =============================

11. DISCONTINUED OPERATIONS

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME, as discussed in Note 1. The above sale was recorded by the Company in the fourth quarter of 2002. EME is reflected as a discontinued operation in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all of the 2002 periods presented. Net sales of EME for the three and six month periods ended June 30, 2002 were $6,485,000 and $11,899,000 respectively. Net income for the three and six month periods ended June 30, 2002 was $214,000 and $453,000, respectively.

In July 2001, the Board of Directors authorized the disposition of SL Waber Inc. Effective August 27, 2001, substantially all of the assets of SL Waber Inc. and the stock of its subsidiary, Waber de Mexico S.A. de C.V. were sold. As part of this transaction, the purchaser acquired the rights to the SL Waber Inc. name and assumed certain liabilities and obligations of SL Waber Inc. Subsequent to the sale, the Company changed the name of the SL Waber Inc. subsidiary to SLW Holdings, Inc. ("SLW Holdings"). The net income of this subsidiary is included in the consolidated statements of operations under discontinued operations for all periods presented. During the three months ended March 31, 2002, the Company, based upon a review of potential liabilities, reduced the accrual for the liabilities (excluding accrued income taxes) related to SLW Holdings by $450,000. This reversal, net of tax in the amount of $313,000 is reported as a component of discontinued operations for the six months ended June 30, 2002.

As of June 30, 2003 and December 31, 2002, the Company had accruals of $232,000 and $688,000, respectively related to SLW Holdings.

12. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003, the Company was billed $297,000 in legal fees for 2003 services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm in which a director of the Company is a senior partner.

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of the Chairman of the Board and Chief Executive Officer, Warren Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. SPL was paid $237,000 for services performed for the six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing of the sale by EME to a subsidiary of the Company and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000. The purchaser notes were comprised of a $3,000,000 secured note-bearing interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note-bearing interest at an annual rate of 12% and maturing on April 3, 2004. Cash proceeds of $4,000,000 received at closing plus dividends of $2,000,000 and the cash received from the $3,000,000 note were used to pay down bank debt. The Company recorded the above sale in the fourth quarter of 2002. EME is recorded as a discontinued operation in the consolidated statement of operations and statement of cash flows for the three and six month periods ended June 30, 2002.

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance in the original amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverage, EBITDA levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets.

During the six months ended June 30, 2003, the net cash provided by operating activities was $698,000, as compared to net cash provided by operating activities of $1,086,000 during the six months ended June 30, 2002. Uses of cash by operating activities for 2003 were primarily for payments made under the Company's 2002 bonus and incentive programs, payments of professional fees related to financing and closing costs offset by collections of accounts receivable, primarily recoverable income taxes, a reduction of inventory levels from year end and positive income from operations. In the first six months of the prior year, net cash provided by operating activities was positively affected by the recovery of income taxes and the reduction of inventory, offset by payments under deferred compensation and retirement plans, reductions in accrued liabilities and negative operating results.

During the six months ended June 30, 2003, net cash provided by investing activities was $6,493,000, primarily related to the cash proceeds received from the sale of EME previously discussed. During the six months ended June 30, 2002, net cash provided by investing activities was $9,632,000, which was primarily generated by the proceeds from the surrender of life insurance policies of $10,676,000.

During the six months ended June 30, 2003, net cash used in financing activities was $10,823,000, primarily due to the payoff of the Company's revolving credit facility (the "Former

Credit Facility"). During the six months ended June 30, 2002, net cash used in financing activities was $13,504,000, primarily related to the pay down of the Former Credit Facility in the net amount of $14,424,000.

As of June 30, 2003, the Company had principal debt outstanding of $6,591,000 under the Senior Credit Facility, as compared to $17,557,000 under the Former Credit Facility at December 31, 2002. The significant reduction of debt is primarily due to the proceeds received from the sale of EME, which included a $2,000,000 dividend, $4,000,000 received at closing, the collection of a $3,000,000 purchaser note paid on March 14, 2003 and recoverable income taxes of $1,789,000 received on May 27, 2003. The Company had $6,926,000 available for borrowings under the Senior Credit Facility at June 30, 2003 and $7,394,000 on August 3, 2003.

The Company's current ratio was 1.71 to 1 at June 30, 2003 and 1.19 to 1 at December 31, 2002. Included in the ratio calculation at December 31, 2002 were net current assets and liabilities held for sale related to EME. Without these amounts the December 31, 2002 current ratio would have been 1.06 to 1. The improvement in the current ratio for June 30, 2003 is primarily due to the reduction of current debt from $17,557,000 at December 31, 2002 to $3,756,000 at June 30, 2003.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 16% at June 30, 2003 and 34% at December 31, 2002. During the first six months of 2003 total borrowings decreased by $10,966,000.

Capital expenditures of $567,000 made during the first six months of 2003 primarily related to equipment purchases and building repairs. The amount of expenditures for the first six months of 2003 is down $478,000 from the comparable 2002 period. During the remainder of the year 2003, the Company may incur up to approximately $1,593,000 of additional capital expenditures, which includes obligations under capital leases. This amount is subject to change depending upon a number of factors including certain market conditions within the Company's business segments and availability of financing.

During the first six months of 2003, the Company has been able to generate adequate amounts of cash to meet its operating needs, while reducing total borrowing by $10,966,000. During the first six months of 2003, the operating segments had an aggregate positive cash flow of $3,350,000 compared to $2,973,000 positive cash flow in the same period of 2002. All of the operating business segments had positive cash flow for the first six months of 2003 except SurfTech, which had a $124,000 negative cash flow for the period. Condor, now part of the Power Electronics segment, experienced a significant increase in cash flow in the first six months of 2003 as compared to 2002 due primarily to a significant improvement in operating performance over the same 2002 period. Also in 2002 Condor's cash flow was negatively impacted by payments made against its restructuring reserve of $575,000 and deferred compensation payments of $1,252,000. Without these cash payments, Condor would have been cash flow positive in 2002.

With the exception of SurfTech and the segment reported as "Other" (which consists primarily of corporate office expenses and accruals not specifically allocated to the reportable business units), all of the Company's operating segments had income from operations for the first six months of 2003. SurfTech's operating loss of $256,000 improved over the comparable six month period in 2002 of $485,000. SurfTech is facing historically low demand in its marketplace and has reduced its operating costs by consolidating its operations into one facility and by implementing several other cost cutting measures.

The following is a summary of the Company's contractual obligations that existed as of June 30, 2003:

                                      Less Than       1 to 3          4 to 5         After 5
                                       1 Year          Years           Years          Years            Total
                                    ---------------------------------------------------------------------------
                                                                  (in thousands)
Operating Leases                        $  666         $2,513            $266             -            $ 3,445

Debt                                     3,756          2,835               -             -              6,591

Capital Leases                              71            520              57             -                648

                                    --------------------------------------------------------------------------
                                        $4,493         $5,868            $323                          $10,684
                                    --------------------------------------------------------------------------

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that cash from operations and funds expected to be available under the Senior Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

The table below shows the comparison of net sales from continuing operations for the quarter ended June 30, 2003 and the quarter ended June 30, 2002.

                        Increase/       Increase/    Three Months  Three Months
                      Decrease Over   Decrease Over     Ended         Ended
                       Same Quarter   Same Quarter     June 30,      June 30,
                        Last Year      Last Year        2003          2002
                      ---------------------------------------------------------
                         Percent         Amount        Amount        Amount
                      ---------------------------------------------------------
                                            (in thousands)
Power Electronics          13%          $ 1,819        $15,661       $13,842
SL-MTI                     (8%)            (509)         5,732         6,241
RFL                       (24%)          (1,733)         5,534         7,267
Surf Tech                 (10%)             (57)           517           574
                      ------------------------------------------------------
Total                      (2%)         $  (480)       $27,444       $27,924
                      ------------------------------------------------------

The table below shows the comparison of operating income (loss) from continuing operations for the quarter ended June 30, 2003 and the quarter ended June 30, 2002.

                        Increase/       Increase/    Three Months  Three Months
                      Decrease Over   Decrease Over     Ended         Ended
                       Same Quarter   Same Quarter     June 30,      June 30,
                        Last Year      Last Year        2003          2002
                      ---------------------------------------------------------
                         Percent         Amount        Amount        Amount
                      ---------------------------------------------------------
                                            (in thousands)
Power Electronics         670%          $ 1,554        $ 1,786        $   232
SL-MTI                     16%               71            507            436
RFL                       (40%)            (350)           525            875
Surf Tech                  48%               85            (93)          (178)
Other                     (57%)            (572)        (1,569)          (997)
                      -------------------------------------------------------
Total                     214%          $   788        $ 1,156        $   368
                      -------------------------------------------------------

Consolidated net sales from continuing operations for the three-month period ended June 30, 2003 decreased by $480,000, or 2%, compared to the same quarter in 2002. The Power Electronics segment had significant increases in sales while the remaining business segments experienced a decrease in sales in the quarter ended June 30, 2003 compared to the 2002 quarter (see preceding schedule). The Power Electronics segment's net sales increased $1,819,000, or 13%, primarily due to increased sales to distributors and a significant reduction in allowances and returns. Allowances and returns offered to distributors in 2002 were primarily related to Condor's telecommunication product line, which was substantially scaled down in 2002. RFL experienced a significant reduction in sales in the current quarter compared to 2002. RFL's sales decreased $1,733,000, or 24%. This decrease is primarily attributed to its teleprotection and protective relaying product lines, which decreased by $1,055,000 from the 2002 quarter. At the end of 2001, RFL had a relatively strong backlog, which carried into the first six months of 2002 and generated a relatively high sales performance for the 2002 quarter. RFL is currently experiencing inconsistent procurement patterns from electric power utility companies, which is its primary market. At SL-MTI sales decreased $509,000, or 8% due to a combination of higher than normal military spending in the 2002 quarter and the partial loss of customer base in the windings product line which is in the process of being replaced by brushless motors. SurfTech's sales decreased $57,000, or 10%. These decreases were relatively less significant than those experienced by RFL and less significant to the Company's consolidated net sales for the second quarter of 2003, as compared to 2002.

The Company had income from continuing operations of $1,156,000 for the three-month period ended June 30, 2003, as compared to operating income of $368,000 for the corresponding period last year which is an increase of $788,000 or 214%. The components of operating expenses by business segment are discussed in the following paragraphs.

Cost of products sold as a percentage of sales for the quarter ended June 30, 2003 decreased slightly to 62%, as compared to 66% for the corresponding period in 2002. The major reasons for the decrease in the cost of products sold percentage for the 2003 quarter compared to 2002 are related to significant improvements at the Power Electronics segment, which had a 63% cost of products sold compared to 72% in 2002. SL-MTI has improved its cost of products sold percentage from 79% in 2002 compared to 72% in the 2003 quarter. SurfTech also improved its percentage of cost of products sold, however to a lesser extent. RFL's cost of products sold percentage in the current quarter was 53%, as compared to 50% in the prior year quarter due to lower volume and increased pricing pressures in the markets it serves. The Power Electronics segment's cost of products sold as a percentage of sales decreased significantly during the current quarter, as compared to the same period last year due to a number of factors. The segment's volume increased significantly during the 2003 quarter compared to 2002. The Power Electronics segment's manufacturing efficiency increased due in part to Condor's re-engineering of its manufacturing facility in Mexicali, Mexico. Also, in the comparable period for 2002, significant inefficiencies and start up costs were incurred due to the movement of its remaining telecommunication's product line from its Reynosa, Mexico facility, to its current location in Mexicali, Mexico. The Power Electronics segment is also experiencing a more favorable product mix in 2003 compared to 2002. The improvement in SL-MTI's cost of products sold percentage improvement is primarily due to an inventory charge taken in 2002. Without this charge, the cost of products sold percentage would have remained constant.

Engineering and product development expenses for the three month periods ended June 30, 2003 and June 30, 2002 were 7% and 6% of net sales, respectively. The increase in engineering and product development expenses was $350,000 in the current quarter, as compared to last year's quarter. This increase is primarily attributable to SL-MTI, which had fewer commercial customer funded non-recurring engineering projects in 2003 than 2002. All of the other business units had expenditures in line with the 2002 levels.

Selling, general and administrative expenses for the comparative periods in 2003 compared to 2002 remained relatively constant. As a percentage of sales, selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 remained at 24%. The Company has incurred significant additional costs of $320,000 during the period in defense of a class action complaint filed in Superior Court of New Jersey for Camden County related to environmental matters (See Note 9). Without these defense costs selling, general and administrative expenses would have decreased to 23% of sales.

Depreciation and amortization expenses for the current three month period decreased by $86,000, or 12%, primarily due to a reduced fixed asset base. As a percentage of sales these expenses were 2% in 2003 and 3% in 2002.

For the three month period ended June 30, 2002, the Company recorded special charges of $9,000 related to change-in-control and proxy costs and a restructuring charge of $40,000 primarily related to Condor. There were no charges of this nature recorded during the quarter ended June 30, 2003.

Interest income increased for the current three month period by $24,000, as compared to the same period last year. This is primarily related to interest income recorded on the note receivable issued in connection with the sale of EME. Interest expense for the current three month period decreased by $247,000, or 66%, due to the combination of a significant reduction of debt and more favorable interest rates, as compared to the second quarter of the prior year.

Income from discontinued operations of $214,000 for the three month period ended June 30, 2002 represents the net income of EME which was sold on January 6, 2003 and is reflected as a discontinued operation for the three and six month periods in 2002.

The effective tax rate for the three month period ended June 30, 2003 was 34%. The effective tax benefit rate for the three month period ended June 30, 2002 was greater than the statutory rate primarily due to the recovery of tax benefits not previously recognized.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

The table below shows the comparison of net sales from continuing operations for the six months ended June 30, 2003 and June 30, 2002.

                                        Increase/           Increase/
                                     (Decrease) Over     (Decrease) Over       Six Months         Six Months
                                       Same Quarter        Same Quarter          Ended              Ended
                                        Last Year           Last Year        June 30, 2003       June 30, 2002
                                     -------------------------------------------------------------------------
                                         Percent              Amount             Amount             Amount
                                     -------------------------------------------------------------------------
                                                                     (in thousands)
Power Electronics                            12%              $ 3,179            $ 29,465          $ 26,286
SL-MTI                                       (7%)                (821)             11,129            11,950
RFL                                         (25%)              (3,990)             12,043            16,033
SurfTech                                    (14%)                (163)              1,025             1,188
                                        -------------------------------------------------------------------
Total                                        (3%)             $(1,795)           $ 53,662          $ 55,457
                                        -------------------------------------------------------------------

The table below shows the comparison of operating income (loss) from continuing operations for the six months ended June 30, 2003 and June 30, 2002.

                                          Increase/           Increase/
                                       (Decrease) Over     (Decrease) Over   Six Months         Six Months
                                         Same Quarter        Same Quarter       Ended              Ended
                                          Last Year           Last Year     June 30, 2003      June 30, 2002
                                       ---------------------------------------------------------------------
                                           Percent              Amount          Amount             Amount
                                       ---------------------------------------------------------------------
                                                                 (in thousands)
Power Electronics                            181%             $ 1,743         $   2,705          $     962
SL-MTI                                       (14%)               (134)              806                940
RFL                                          (48%)             (1,063)            1,150              2,213
SurfTech                                     (47%)                229              (256)              (485)
Other                                         38%               1,667            (2,736)            (4,403)
                                       -------------------------------------------------------------------
Total                                        316%             $ 2,442         $   1,669          $    (773)
                                       -------------------------------------------------------------------

Consolidated net sales from continuing operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 decreased by $1,795,000, or 3%. This decrease was due mainly to a significant sales decrease at RFL of $3,990,000 or 25% and to a lesser extent SL-MTI's sales decrease of $821,000 or 7%. These decreases were partially offset by significant increases in sales in the Power Electronics segment of $3,179,000 or 12%. RFL has experienced a significant decrease in its teleprotection and protective relaying product lines which have decreased 35% and 70% respectively in the six month period ended June 30, 2003 compared to the same period last year. Collectively these product lines have experienced a sales decrease of $4,103,000 when compared to the same period last year. RFL experienced an increase in its carrier communications product line of $531,000 or 14% as compared to last year. At the end of 2001, RFL had a relatively strong backlog, which carried into the first six months of 2002 and generated a record sales performance for the first six months of 2002. SL-MTI's decrease in sales for the comparative six months is primarily due to a decrease in military spending, in the second quarter of 2003 compared to 2002 and a reduction in sales of $1,138,000 in its windings product line. The windings product line is older technology and being replaced by SL-MTI's brushless motors product line which had an increase of 9% or $515,000 in the six months ended June 30, 2003 compared to 2002. Power Electronics' sales increase of $3,179,000 is primarily related to increased sales to distributors and significant reductions in allowances and returns. Allowances and returns offered to distributors in 2002 were primarily related to Condor's telecommunication product line, which has been significantly scaled back.

The Company realized operating income of $1,669,000 for the six months ended June 30, 2003, as compared to operating loss of $773,000 for the corresponding period in 2002 an increase of $2,442,000 or 316%. During the six months ended June 30, 2002, the Company recorded a charge of $265,000 as a result of restructuring charges recorded primarily at Condor and special charges of $1,834,000 related to change-of-control and proxy costs. Without these charges, the Company would have had an operating profit of $1,326,000. The increase in operating income from continuing operations for the six months ended June 30, 2003 compared to the comparable period in 2002 would have been $343,000 or 26% on a reduced revenue base.

Cost of products sold as a percentage of sales for the six months ended June 30, 2003 and 2002 was approximately 64%. All of the business segments cost of products sold as a percentage of sales were comparable to 2002 except SurfTech which improved from 88% in 2002 to 76% in 2003. SurfTech's operations, however, are not significant to the consolidated results of the Company.

Engineering and product development expenses for the six months ended June 30, 2003 and 2002 remained at approximately 7% of sales. The increase in expenses of $270,000 from the 2002 period is primarily attributable to SL-MTI who had fewer customer funded engineering programs in the current year as compared to 2002.

Selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $749,000 or approximately 6%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were approximately 24% of sales. The reduction of $749,000 in expenses is primarily due to reduced selling costs and commissions related to reduced revenue levels. As mentioned previously the Company has incurred approximately $580,000 in costs related to the defense of a class action complaint related to environmental matters (See
Note 9). Without these defense costs selling, general and administrative expenses would have decreased $1,329,000 or 10% compared to the same six month period in 2002.

For the six month period ended June 30, 2002, the company recorded special charges of $1,834,000 related to change-in-control and proxy costs, and a restructuring charge of $265,000 primarily related to Condor. There were no charges of this nature recorded during the six month period ended June 30, 2003.

Depreciation and amortization expenses for the six months ended June 30, 2003 decreased by $169,000, or 12%, compared to 2002, primarily due to a reduced fixed asset base.

Interest income for the six months ended June 30, 2003 increased by $86,000, as compared to the same period last year. This increase is primarily related to interest income recorded on the note receivable issued in connection with the sale of EME. Interest expense for the same six month period decreased by $557,000, or 62% due primarily to the significant reduction of debt as compared to the prior year period and improved interest rates.

The effective tax rate for the six months ended June 30, 2003 was 38%, which approximates the statutory rate. The effective tax benefit rate for the six months ended June 30, 2002 was 51%. The difference in tax rates is due primarily to the recovery of certain tax benefits not previously recognized during the six months ended June 30, 2002.

Income from discontinued operations of $766,000 for the six month period ended June 30, 2002 represents the net income of EME in the amount of $453,000. EME was sold on January 6, 2003 and is reflected as a discontinued operation for the three and six month periods in 2002. Also included is the reversal of an accrual made in the first quarter of 2002 related to SLW Holdings, net of tax, in the amount of $313,000.

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

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; ability of the Company to continue to finance its operations on satisfactory terms; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on May 29, 2003, the Company's shareholders re-elected seven incumbent members (Warren Lichtenstein, Glen Kassan, J. Dwane Baumgardner, Mark E. Schwarz, James Henderson, Steven Wolosky and Avrum Gray) to the Company's eight-member Board of Directors. One new director was elected to the Board (James Risher). The votes cast for all nominees were as follows:

      NOMINEES                                             FOR                           WITHHOLD AUTHORITY
      --------                                             ---                           ------------------
Warren Lichtenstein                                     2,831,085                              1,472,202
Glen Kassan                                             2,831,407                              1,471,880
J. Dwane Baumgardner                                    2,770,866                              1,532,421
Mark E. Schwarz                                         2,832,425                              1,470,862
James Henderson                                         2,833,225                              1,470,062
Steven Wolosky                                          2,831,407                              1,471,880
Avrum Gray                                              2,833,232                              1,470,055
James A. Risher                                         2,832,356                              1,470,931

The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2003 were as follows:

   FOR                          AGAINST                      ABSTAIN                 BROKER NON-VOTES
   ---                          -------                      -------                 ----------------
4,235,312                        27,900                       30,075                       - 0 -

ITEM 5. OTHER INFORMATION

In 1997, the Company, through a wholly-owned subsidiary, commenced a patent infringement action against American Power Conversion Corporation ("APC") in the United States District Court for the District of New Jersey. The complaint alleges that APC infringed a patent held by the subsidiary, and seeks damages resulting from APC's infringement. APC petitioned the U.S. Patent and Trademark Office ("PTO") to review the patent to determine whether the patent was valid, and the District Court suspended the proceedings pending the outcome of the PTO's determination. The PTO recently reaffirmed the validity of the patent, and the District Court has restored the case to the active docket. The Company intends to pursue the litigation vigorously, although there can be no assurance that the matter will be resolved in the Company's favor, or when it will be resolved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the period covered by this report:

Current report on Form 8-K filed April 30, 2003 pursuant to Item 5 (Other
Events).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003                            SL INDUSTRIES, INC.
                                                 -------------------
                                                 (Company)

                                                 By: /s/ Warren Lichtenstein
                                                 ----------------------------
                                                 Warren Lichtenstein
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                                 By: /s/ David R. Nuzzo
                                                 ----------------------
                                                 David R. Nuzzo
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)