Form 10-Q
period 2003-09-30
SL INDUSTRIES INC
filed 2003-11-14
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                                           21-0682685
--------------------------------------------------------------                         ----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                       08054
-----------------------------------------------                    ----------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    856-727-1500

Securities registered pursuant to Section 12(b) of the Act:        Name of each exchange on which  registered
                Title of each class                                            American Stock Exchange
           Common stock, $.20 par value                                      Philadelphia Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The number of shares of common stock outstanding as of November 3, 2003 were 5,946,768.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
         Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002......................................         1
         Consolidated Statements of Operations
           Three Months Ended September 30, 2003 and 2002
           and Nine Months Ended September 30, 2003 and 2002.............................         2
         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and 2002.................................         3

         Notes to Consolidated Financial Statements......................................         4

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................        18

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................        26

Item 4. Controls and Procedures..........................................................        26

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................        27

Signatures...............................................................................        28

Item 1 Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                     2003               2002
                                                                                --------------     --------------
                                                                                  (unaudited)
ASSETS
Current assets:

 Cash and cash equivalents................................................      $      648,000     $    3,539,000
 Receivables, net.........................................................          15,762,000         18,001,000
 Note receivable..........................................................           1,000,000                  -
 Inventories, net.........................................................          11,290,000         13,747,000
 Prepaid expenses.........................................................             917,000            657,000
 Net current assets held for sale ........................................                   -         22,950,000
 Deferred income taxes, net ..............................................           4,381,000          2,690,000
                                                                                --------------     --------------
   Total current assets...................................................          33,998,000         61,584,000

Property, plant and equipment, net........................................           9,849,000         10,852,000
Deferred income taxes, net................................................           3,423,000          5,118,000
Goodwill, net.............................................................          10,303,000         10,303,000
Other intangible assets, net..............................................           1,009,000          1,085,000
Other assets and deferred charges.........................................           1,694,000          1,725,000
                                                                                --------------     --------------
   Total assets ..........................................................      $   60,276,000     $   90,667,000
                                                                                --------------     --------------
LIABILITIES
Current liabilities:
 Debt, current portion ...................................................      $    1,310,000     $   17,557,000
 Accounts payable.........................................................           3,255,000          4,689,000
 Accrued income taxes.....................................................           2,459,000          1,884,000
 Net current liabilities held for sale....................................                   -         14,950,000
 Accrued liabilities:
  Payroll and related costs...............................................           4,196,000          4,937,000
  Other...................................................................           6,667,000          7,470,000
                                                                                --------------     --------------
   Total current liabilities..............................................          17,887,000         51,487,000

Debt, less current portion................................................           2,507,000                  -
Deferred compensation and supplemental retirement benefits................           3,996,000          3,875,000
Other liabilities.........................................................             883,000          1,593,000
                                                                                --------------     --------------
   Total liabilities......................................................      $   25,273,000     $   56,955,000
                                                                                --------------     --------------
Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued..      $            -     $            -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares................................................           1,660,000          1,660,000
Capital in excess of par value............................................          38,822,000         38,820,000
Retained earnings.........................................................           9,467,000          8,427,000
Treasury stock at cost, 2,359,000 and 2,398,000 shares, respectively......         (14,946,000)       (15,195,000)
                                                                                --------------     --------------
   Total shareholders' equity.............................................          35,003,000         33,712,000
                                                                                --------------     --------------
   Total liabilities and shareholders' equity.............................      $   60,276,000     $   90,667,000
                                                                                --------------     --------------

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three-Months Ended              Nine-Months Ended
                                                                          September 30,                   September 30,
                                                                      2003           2002*            2003           2002*
                                                                   -----------   ------------     ------------    ------------
Net Sales ....................................................     $26,732,000   $ 27,086,000     $ 80,394,000    $ 82,543,000
Cost and expenses:
 Cost of products sold .......................................      17,113,000     17,158,000       51,250,000      52,785,000
 Engineering and product development .........................       1,874,000      1,935,000        5,788,000       5,579,000
 Selling, general and administrative .........................       5,977,000      7,236,000       18,636,000      20,703,000
 Depreciation and amortization ...............................         609,000        754,000        1,891,000       2,206,000
 Asset impairment charges ....................................         703,000              -          703,000               -
 Special charges .............................................               -              -                -       1,834,000
 Restructuring costs .........................................               -              -                -         265,000
                                                                   -----------   ------------     ------------    ------------
Total cost and expenses ......................................      26,276,000     27,083,000       78,268,000      83,372,000
                                                                   -----------   ------------     ------------    ------------
Income (loss) from continuing operations .....................         456,000          3,000        2,126,000        (829,000)
Other income (expense):
 Interest income .............................................          34,000          6,000          130,000          16,000
 Interest expense ............................................        (105,000)      (379,000)        (440,000)     (1,271,000)
                                                                   -----------   ------------     ------------    ------------
Income (loss) from continuing operations before income taxes..         385,000       (370,000)       1,816,000      (2,084,000)
Income tax provision (benefit) ...............................         230,000       (344,000)         776,000      (1,213,000)
                                                                   -----------   ------------     ------------    ------------
Income (loss) from continuing operations .....................         155,000        (26,000)       1,040,000        (871,000)
Income from discontinued operations (net of tax) .............               -        609,000                -       1,375,000
                                                                   -----------   ------------     ------------    ------------
Net income ...................................................     $   155,000   $    583,000     $  1,040,000    $    504,000
                                                                   -----------   ------------     ------------    ------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Income (loss) from continuing operations ....................     $      0.03   $       0.00     $       0.18    $      (0.15)
 Income from discontinued operations (net of tax).............               -           0.10                -            0.24
                                                                   -----------   ------------     ------------    ------------
 Net income ..................................................     $      0.03   $       0.10     $       0.18    $       0.09
                                                                   -----------   ------------     ------------    ------------
DILUTED NET INCOME (LOSS) PER COMMON SHARE
 Income (loss) from continuing operations ....................     $      0.03   $       0.00     $       0.18    $      (0.15)
 Income from discontinued operations (net of tax).............               -           0.10                -            0.24
                                                                   -----------   ------------     ------------    ------------
 Net income ..................................................     $      0.03   $       0.10     $       0.18    $       0.09
                                                                   -----------   ------------     ------------    ------------

Shares used in computing basic net income (loss)
 per common share.............................................       5,932,000      5,892,000        5,908,000       5,856,000
Shares used in computing diluted net income (loss)
 per common share.............................................       5,967,000      5,894,000        5,931,000       5,896,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                                    Three-Months Ended            Nine-Months Ended
                                                                       September 30,                September 30,
                                                                  2003           2002*            2003           2002*
                                                               -----------   ------------     ------------    ------------
Net income..............................................       $   155,000   $    583,000     $  1,040,000    $    504,000
Other comprehensive income (loss):
 Currency translation adjustment, net of related taxes..                 -        (92,000)               -         310,000
                                                               -----------   ------------     ------------    ------------
Comprehensive income....................................       $   155,000   $    491,000     $  1,040,000    $    814,000
                                                               -----------   ------------     ------------    ------------

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (unaudited)

                                                                                     2003                2002*
                                                                                --------------     --------------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations .............................      $    1,040,000     $     (871,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
 Depreciation ............................................................           1,421,000          1,742,000
 Amortization ............................................................             471,000            464,000
 Impairment of long-lived assets .........................................             703,000                  -
 Restructuring costs .....................................................                   -             35,000
 Provisions for losses on accounts receivable ............................              14,000            361,000
 Deferred compensation and supplemental retirement benefits ..............             311,000            411,000
 Deferred compensation and supplemental retirement benefit payments ......            (402,000)        (1,918,000)
 Decrease in deferred income taxes .......................................              91,000            606,000
 Gain on sale of equipment ...............................................              (2,000)          (141,000)
 Changes in operating assets and liabilities, excluding effects of business disposition:
  Accounts receivable ....................................................           2,150,000          4,830,000
  Inventories ............................................................           2,457,000          2,377,000
  Additions to other assets ..............................................            (378,000)          (230,000)
  Cash surrender value of life insurance premiums ........................              11,000             96,000
  Prepaid expenses .......................................................            (260,000)          (135,000)
  Accounts payable .......................................................          (1,434,000)        (2,418,000)
  Other accrued liabilities ..............................................          (1,453,000)           (50,000)
  Accrued income taxes ...................................................             575,000           (715,000)
                                                                                --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................           5,315,000          4,444,000
                                                                                --------------     --------------

INVESTING ACTIVITIES:
 Proceeds from sale of subsidiary ........................................           7,000,000                  -
 Proceeds from sale of equipment .........................................              59,000            167,000
 Purchases of property, plant, and equipment .............................          (1,169,000)        (1,285,000)
 Decrease in notes receivable ............................................               1,000              1,000
 Proceeds from cash surrender life insurance policies ....................                   -         10,676,000
                                                                                --------------     --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ................................           5,891,000          9,559,000
                                                                                --------------     --------------
FINANCING ACTIVITIES:
 Net proceeds from Senior Credit Facility ................................           4,798,000                  -
 Payments of term loans ..................................................            (981,000)                 -
 Proceeds from Revolving Credit Facility .................................                   -         15,100,000
 Payments to Revolving Credit Facility ...................................         (17,557,000)       (30,703,000)
 Proceeds from stock options exercised ...................................             122,000             86,000
 Treasury stock sold .....................................................             127,000            847,000
                                                                                --------------     --------------
NET CASH USED IN FINANCING ACTIVITIES ....................................         (13,491,000)       (14,670,000)
                                                                                --------------     --------------
NET CASH USED IN DISCONTINUED OPERATIONS .................................            (606,000)        (1,086,000)
                                                                                --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................          (2,891,000)        (1,753,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................           3,539,000          2,466,000
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................      $      648,000     $      713,000
                                                                                --------------     --------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest ...............................................................      $      262,000     $    1,535,000
  Income taxes ...........................................................      $      335,000     $      379,000

*RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations and cash flows for the applicable periods ended September 30, 2002 and certain footnotes have been restated to reflect the effect of discontinued operations.

LIQUIDITY

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its subsidiary, Electro-Metall Export GmbH ("EME"), for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing of the sale by EME to a subsidiary of the Company, and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000. The purchaser's notes were comprised of a $3,000,000 secured note that paid interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that pays interest at an annual rate of 12% and matures on April 3, 2004. The above sale was recorded by the Company in the fourth quarter of 2002. EME is recorded as a discontinued operation in the consolidated statement of operations and statement of cash flows for the applicable periods ended September 30, 2002. Cash proceeds of $4,000,000 received at closing plus the $2,000,000 dividend and the cash received from the $3,000,000 note were used to pay down bank debt in 2003.

On January 6, 2003, the Company entered into a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverages, "EBITDA" levels and maximum levels of capital expenditures, as defined. The Company is in compliance with all of the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets (see Note 8).

2. RECEIVABLES

Receivables at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                 September 30,  December 31,
                                                                     2003          2002
                                                                 ---------------------------
                                                                       (in thousands)
Trade receivables..........................................        $ 14,732       $ 14,306
Less allowances for doubtful accounts......................            (362)          (273)
                                                                   -----------------------
                                                                     14,370         14,033

Recoverable income taxes...................................             299          1,992
Other......................................................           1,093          1,976
                                                                   -----------------------
                                                                   $ 15,762       $ 18,001
                                                                   =======================

Recoverable income taxes of $1,789,000 were received on May 27, 2003.

3. INVENTORIES

Inventories at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                 September 30,  December 31,
                                                                     2003          2002
                                                                 ---------------------------
                                                                        (in thousands)
Raw materials...............................................       $  8,720       $  9,951
Work in process.............................................          3,725          4,014
Finished goods..............................................          1,833          2,367
                                                                   -----------------------
                                                                     14,278         16,332
Less allowances.............................................         (2,988)        (2,585)
                                                                   -----------------------
                                                                   $ 11,290       $ 13,747
                                                                   =======================

4. INCOME PER SHARE

The Company has presented net income per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                                   Three Months Ended September 30,
                                              2003                                2002
                                 ------------------------------       ------------------------------
                                                (in thousands, except per share amounts)

                                  Net                  Per Share       Net                  Per Share
                                 Income       Shares     Amount       Income      Shares      Amount
                                 ===============================      ===============================
Basic net income per
common share                     $  155       5,932      $ 0.03       $ 583       5,892       $0.10
Effect of dilutive
securities                           --          35        --            --           2          --
                                 ------------------------------       -----------------------------
Diluted net income
per common share                 $  155       5,967      $ 0.03       $ 583       5,894       $0.10
                                 ==============================       =============================

                                                   Nine Months Ended September 30,
                                              2003                                2002
                                 -------------------------------   ----------------------------------
                                                 (in thousands, except per share amounts)

                                   Net                 Per Share    Net                     Per Share
                                 Income      Shares     Amount     Income      Shares         Amount
                                 ===============================   ==================================
Basic net income per
common share                     $1,040       5,908     $ 0.18     $  504       5,856         $0.09
Effect of dilutive
securities                           --          23         --         --          40            --
                                 -----------------------------     --------------------------------
Diluted net income per
common share                     $1,040       5,931     $ 0.18     $  504       5,896         $0.09
                                 =============================     ================================

For the nine month periods ended September 30, 2003, and September 30, 2002, common stock options of 504,902 and 539,264, respectively, were excluded from the diluted computations because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

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

As permitted by the FASB, the Company has elected to follow APB No. 25, and related interpretations in accounting for its stock option plans. Under APB No. 25, no compensation expense is recognized at the time of stock option grant because the exercise price of the Company's stock option equals the fair market value of the underlying common stock on the date of grant.

The exercise price of all stock options equals the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been as follows:

                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,          September 30,
                                                                2003       2002        2003       2002
                                                           ---------------------     ---------------------
                                                           (in thousands, except per common share amounts)
Net income, as reported                                       $    155    $  583     $ 1,040     $  504
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                               -         -           -          -
                                                              ------------------     ------------------
                                                              $    155    $  583     $ 1,040     $  504
Deduct: Total stock-based employee
compensation expense determined under fair value
based method for awards granted, modified, or
settled, net of related tax effects                               (156)     (188)       (649)      (505)
                                                              ------------------     ------------------
Pro forma net income (loss)                                   $     (1)   $  395       $ 391     $   (1)
                                                              ==================     ==================
Earnings per common share:
    Basic - as reported                                       $   0.03    $ 0.10     $  0.18     $ 0.09
    Basic - pro forma                                         $   0.00    $ 0.07     $  0.07     $ 0.00

    Diluted - as reported                                     $   0.03    $ 0.10     $  0.18     $ 0.09
    Diluted - pro forma                                       $   0.00    $ 0.07     $  0.07     $ 0.00

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure" ("SFAS No. 148"). This statement amends

SFAS No. 123, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. The Company accounts for stock-based compensation in accordance with APB No. 25, and has adopted the disclosure only alternative of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002 (see Note 4).

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

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities " ("SFAS No. 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS No. 149 had no impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 had no impact on the Company's financial condition or results of operations.

6. LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying amounts of its long-lived assets exceeds the Company's assessment of fair market value an impairment charge is recorded. During the third quarter of 2003, the Company completed a strategic review of its SL Surface Technologies, Inc. ("SurfTech") business segment. As a result of that review, an impairment charge of $703,000 was recorded during the quarter ending September 30, 2003. Included in the $703,000 is a charge of $275,000, which was recorded against the carrying value of the Company's property located in Camden, New Jersey. The value of the property was determined by an independent third party appraiser. An impairment charge of $428,000 was also recorded during the quarter against certain machinery and equipment being utilized by SurfTech.


7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                           September 30, 2003                           December 31, 2002
                                 ---------------------------------------      ---------------------------------------
                                                Accumulated                                 Accumulated
                                 Gross Value   Amortization    Net Value      Gross Value   Amortization    Net Value
                                 ---------------------------------------      ---------------------------------------
                                                                   (in thousands)
Goodwill                         $  12,167       $  1,864       $ 10,303      $  12,167       $  1,864      $  10,303
                                 ---------------------------------------      ---------------------------------------
Other Intangible Assets:
 Patents                               946            575            371            938            523            415
 Covenant Not To Compete               110            110           ----          2,980          2,980           ----
 Trademarks                            922            310            612            922            282            640
 Other                                 501            475             26            501            471             30
                                 ---------------------------------------      ---------------------------------------
   Total Other Intangible Assets     2,479          1,470          1,009          5,341          4,256          1,085
                                 ---------------------------------------      ---------------------------------------
                                 $  14,646       $  3,334       $ 11,312      $  17,508       $  6,120      $  11,388
                                 =======================================      =======================================

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets for the three and nine month periods for fiscal 2003 was $28,000 and $84,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $111,000 per year.

8. DEBT
Debt consists of the following:

                                                              September 30,   December 31,
                                                                  2003           2002
                                                              ---------------------------
                                                                     (in thousands)
Revolving line of credit                                        $   1,000       $  17,557
Term Loan A                                                         2,089           -----
Term Loan B                                                           728           -----
                                                              ---------------------------
                                                                    3,817          17,557

Less current portion                                               (1,310)        (17,557)
                                                              ---------------------------
Long term debt                                                  $   2,507       $   -----
                                                              ===========================

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory and an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverages, "EBITDA" levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At September 30, 2003, the outstanding revolving loan balance was $1,000,000 and the outstanding term loan balances were $2,089,000 and $728,000, or a total of $3,817,000.

As of November 2, 2003, outstanding balances under the Senior Credit Facility were $3,708,000 and availability under the revolving loan was $10,862,000.

The schedule of payments on long-term debt is as follows:

                            September 30
                           --------------
                           (in thousands)
2004                          $ 1,310
2005                              810
2006                            1,697
                              -------
                              $ 3,817
Less-current portion           (1,310)
                              -------
Total long-term debt          $ 2,507
                              =======

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                                              September 30,   December 31,
                                                                   2003           2002
                                                              ----------------------------
                                                                    (in thousands)
Insurance, taxes and commissions                                 $  1,820       $  1,343
Professional fees                                                   2,158          4,151
Accrued warranty reserve                                              895            897
Accrual for contingencies, and other                                1,794          1,079
                                                                 --------       --------
                                                                 $  6,667       $  7,470
                                                                 ========       ========

The Company's warranty reserve, which is included in accrued liabilities and other above, for the period ended September 30, 2003 is as follows:

                                                                   September 30,
                                                                       2003
                                                                   -------------
                                                                   (in thousands)
Liability, beginning of year                                       $         897
Expense for new warranties issued                                            149
Expense related to accrual revisions for prior year                           (6)
Warranty claims                                                             (145)
                                                                   -------------
Liability, end of period                                           $         895
                                                                   =============

10. COMMITMENTS AND CONTINGENCIES

LITIGATION: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company's business. It is management's opinion that the impact of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

It is management's opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its financial position or results of operations. However, the ultimate outcome of these matters is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the affects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $940,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

The Company filed claims with its insurers seeking reimbursement for many of these costs, and received $900,000 from one insurer during fiscal year 1996 and a commitment to pay 15% of the environmental costs associated with the SurfTech site up to an aggregate of $300,000. During fiscal 1997, the Company received $1,500,000 from three additional insurers and from two of those insurers, commitments to pay 15% and 20% of the environmental costs associated with the same location up to an aggregate of $150,000 and $400,000, respectively. In addition, the Company received $100,000 during 2001, 2000, and fiscal 1999, as stipulated in the settlement agreement negotiated with one of the three insurers. As of September 30, 2003 and December 31, 2002, the remaining environmental accrual was $940,000 and $875,000, respectively.

The Company is investigating a possible ground water contamination plume on its property in Camden, New Jersey. Based upon the preliminary evidence, the Company was advised that the cost to remediate the site could amount to approximately $500,000. The Company recorded a provision for this amount during the first quarter of 2002.

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

The unaudited comparative results for the three-month and nine-month periods are as follows:

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                            2003        2002       2003       2002
                                           -----------------------------------------
                                                        (in thousands)
Net sales from continuing operations:
Power Electronics                          $ 15,624   $ 15,871   $ 45,089   $ 42,157
SL-MTI                                        5,274      4,788     16,403     16,738
RFL                                           5,345      5,873     17,388     21,906
SurfTech                                        489        554      1,514      1,742
                                           -----------------------------------------
Consolidated                               $ 26,732   $ 27,086   $ 80,394   $ 82,543
                                           =========================================

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                            2003        2002       2003       2002
                                           ----------------------------------------
                                                        (in thousands)
Income (loss) from continuing operations:
Power Electronics                          $ 1,877    $  1,469   $  4,582   $ 2,431
SL-MTI                                         330         174      1,136     1,113
RFL                                            414         586      1,564     2,798
SurfTech                                      (975)       (156)    (1,231)     (642)
Other                                       (1,190)     (2,070)    (3,925)   (6,529)
                                           ----------------------------------------
Consolidated                               $   456    $      3   $  2,126   $  (829)
                                           ========================================

Included in "Other" for the three month periods ended September 30, 2003 and 2002 are corporate office expenses, environmental charges, professional and legal fees and other costs incurred, which are Company related costs not specifically allocated to the reportable business segments.

Included in "Other" for the nine months ended September 30, 2002 were special charges of $1,834,000 related to change-of-control and proxy costs, a $772,000 addition to the reserve for environmental matters, professional, legal fees and other expenses not specifically allocated to the reportable business units. These charges were partially offset by the gain on the sale of real property located in Auburn, New York.

There were no special charges for the nine month period ended September 30, 2003; however, the Company has incurred significant additional charges of approximately $681,000 during the period in defense of a class action complaint filed in Superior Court of New Jersey for Camden County related to environmental matters (see Note 10).

                                                     September 30,         December 31,
                                                         2003                 2002
                                                     ----------------------------------
                                                              (in thousands)
Identifiable assets:
Power Electronics                                     $    23,769          $    26,862
SL-MTI                                                      9,290                9,691
RFL                                                        16,335               16,322
SurfTech                                                    1,241                1,995
Other                                                       9,641               35,797
                                                      --------------------------------
Consolidated                                          $    60,276          $    90,667
                                                      ================================

The reduction of identifiable assets in the segment listed as "Other" is primarily related to the sale of EME, the assets in the amount of $22,950,000 where listed as "net assets held for sale" at December 31, 2002.

                                                     September 30,         December 31,
                                                         2003                 2002
                                                     ----------------------------------
                                                              (in thousands)
Intangible assets (net):
Power Electronics                                     $    6,037           $     6,107
SL-MTI                                                        26                    30
RFL                                                        5,249                 5,251
                                                      --------------------------------
Consolidated                                          $   11,312           $    11,388
                                                      ================================

12. DISCONTINUED OPERATIONS

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME, as discussed in Note 1. The above sale was recorded by the Company in the fourth quarter of 2002. EME is reflected as a discontinued operation in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all of the 2002 periods presented. Net sales of EME for the three and nine month periods ended September 30, 2002 were $7,495,000 and $19,394,000 respectively. Net income for the three and nine month periods ended September 30, 2002 was $609,000 and $1,062,000, respectively.

In July 2001, the Board of Directors authorized the disposition of SL Waber Inc. Effective August 27, 2001, substantially all of the assets of SL Waber Inc. and the stock of its subsidiary, Waber de Mexico S.A. de C.V. were sold. As part of this transaction, the purchaser acquired the rights to the SL Waber Inc. name and assumed certain liabilities and obligations of SL Waber Inc. Subsequent to the sale, the Company changed the name of the SL Waber Inc. subsidiary to SLW Holdings, Inc. ("SLW Holdings"). The net income of this subsidiary is included in the consolidated statements of operations under discontinued operations for all periods presented. During the three months ended March 31, 2002, the Company, based upon a review of potential liabilities, reduced the accrual for the liabilities (excluding accrued income taxes) related to SLW Holdings by $450,000. This reversal, net of tax in the amount of $313,000 is reported as a component of discontinued operations for the nine months ended September 30, 2002.

13. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003, the Company was billed $319,000 in legal fees for 2003 services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm in which a director of the Company is a senior partner. The fees were incurred related to the sale of EME, the refinancing of the Company's debt, the preparation, filing and amending a Registration Statement regarding a potential Rights Offering, matters related to the Company's continued listing on the New York Stock Exchange and eventual listing on the American Stock Exchange and general corporate matters.

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of the Chairman of the Board and Chief Executive Officer, Warren Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. SPL was paid $356,000 for services performed for the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a dividend of $2,000,000 was paid prior to closing of the sale by EME to a subsidiary of the Company and the purchaser did not require that the Company pay-down EME's bank debt of approximately $3,600,000. The purchaser notes were comprised of a $3,000,000 secured note-bearing interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note-bearing interest at an annual rate of 12% and maturing on April 3, 2004. The Company recorded the above sale in the fourth quarter of 2002. EME is recorded as a discontinued operation in the consolidated statement of operations and statement of cash flows for the applicable periods ended September 30, 2002. Cash proceeds of $4,000,000 received at closing plus dividends of $2,000,000 and the cash received from the $3,000,000 note were used to pay down bank debt in 2003.

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance in the original amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverage, EBITDA levels and maximum levels of capital expenditures, as defined. As of September 30, 2003, the Company was in compliance with all the restrictions and covenants of the Senior Credit Facility.

During the nine months ended September 30, 2003, the net cash provided by operating activities was $5,315,000, as compared to net cash provided by operating activities of $4,444,000 during the nine months ended September 30, 2002. The primary source of cash provided by operating activities for 2003 were the reduction of accounts receivable primarily related to the receipt of an income tax refund, reduction of inventory levels from year-end and positive income from operations, offset primarily by payments made under the Company's 2002 bonus and incentive programs and payments of professional fees related to closing the Senior Credit Facility and the sale of EME. In the first nine months of 2002, net cash provided by operating activities was positively affected by the recovery of income taxes, reduction of inventory and accounts receivables, partially offset by payments under deferred compensation and retirement plans, reductions in accounts payable, and negative operating results.

During the nine months ended September 30, 2003, net cash provided by investing activities was $5,891,000, primarily related to the cash proceeds of $7,000,000 received from the sale of EME, partially offset by $1,169,000 in capital expenditures. During the nine months ended September 30, 2002, net cash provided by investing activities was $9,559,000, which was primarily generated by the proceeds of $10,676,000 from the surrender of life insurance policies.

During the nine months ended September 30, 2003, net cash used in financing activities was $13,491,000, primarily due to the payoff of the Company's revolving credit facility (the "Former Credit Facility"). During the nine months ended September 30, 2002, net cash used in financing activities was $14,670,000, primarily related to the pay down of the Former Credit Facility in the net amount of $15,603,000.

As of September 30, 2003, the Company had principal debt outstanding of $3,817,000 under the Senior Credit Facility, as compared to $17,557,000 under the Former Credit Facility at December 31, 2002. The significant reduction of debt is primarily due to the proceeds received from the sale of EME, which included a $2,000,000 dividend, the $4,000,000 cash purchase price, the receipt of $3,000,000 under the purchaser note and the receipt of a $1,789,000 federal income tax refund. The Company had $9,774,000 available for borrowings under the Senior Credit Facility at September 30, 2003 and $10,862,000 on November 2, 2003.

The Company's current ratio was 1.9 to 1 at September 30, 2003 and 1.19 to 1 at December 31, 2002. Included in the ratio calculation at December 31, 2002 were net current assets and liabilities held for sale related to EME. Without these amounts the December 31, 2002 current ratio would have been 1.06 to 1. The improvement in the current ratio for September 30, 2003 is primarily due to the reduction of current debt from $17,557,000 at December 31, 2002 to $1,310,000 at September 30, 2003.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 10% at September 30, 2003 and 34% at December 31, 2002. During the first nine months of 2003 total borrowings decreased by $13,740,000.

Capital expenditures of $1,169,000 made during the first nine months of 2003 primarily related to equipment purchases, new management information system and building repairs. The amount of expenditures for the first nine months of 2003 is lower by $116,000 from the comparable 2002 period. During the remainder of the year 2003, the Company may incur up to approximately $1,591,000 of additional capital expenditures, which includes obligations under capital leases. This amount is subject to change depending upon a number of factors including certain market conditions within the Company's business segments and availability of financing.

During the first nine months of 2003, the Company has been able to generate adequate amounts of cash to meet its operating needs, while reducing total borrowing by $13,740,000. During the first nine months of 2003, the operating segments had an aggregate positive cash flow of $7,054,000, compared to $3,937,000 positive cash flow in the same period of 2002. All of the operating business segments had positive cash flow for the first nine months of 2003, except RFL and SurfTech, which had negative cash flow. Condor, now part of the Power Electronics Group, experienced the most significant increase in cash flow in the first nine months of 2003, as compared to 2002, due primarily to a significant improvement in operating performance over the same 2002 period. Also in 2002, Condor's cash flow was negatively impacted by payments of $600,000 made against its restructuring reserve, and payments of $1,252,000 under its deferred compensation plan. Without these cash payments, Condor would have been cash flow positive in 2002.

With the exception of SurfTech and the segment reported as "Other" (which consists primarily of corporate office expenses and accruals not specifically allocated to the reportable business units), all of the Company's operating segments had income from operations for the first nine months of

2003. SurfTech's operating loss of $1,231,000 was negatively affected by a $703,000 asset impairment charge recorded in the third quarter ending September 30, 2003. SurfTech is facing historically low demand in its marketplace.

The following is a summary of the Company's contractual obligations that existed as of September 30, 2003:

                                      Less Than       1 to 3       4 to 5       After 5
                                       1 Year          Years        Years        Years       Total
                                      -------------------------------------------------------------
                                                                 (in thousands)
Operating Leases                      $    799      $   1,951      $  422         ---       $ 3,172

Debt                                     1,310          2,507         ---         ---         3,817

Capital Leases                              35            520          57         ---           612
                                      -------------------------------------------------------------
                                      $  2,144      $   4,978      $  479         ---       $ 7,601
                                      =============================================================

Assuming no further significant slowdown of economic activity in the markets in which the Company conducts business, management believes that cash from operations and funds expected to be available under the Senior Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

The table below shows the comparison of net sales from continuing operations for the quarter ended September 30, 2003 and the quarter ended September 30, 2002.

                                 Increase/            Increase/      Three Months       Three Months
                              (Decrease) Over      (Decrease) Over       Ended              Ended
                               Same Quarter         Same Quarter     September 30,     September 30,
                                 Last Year            Last Year          2003               2002
                               ----------------------------------------------------------------------
                                  Percent               Amount          Amount             Amount
                               ----------------------------------------------------------------------
                                                              (in thousands)
Power Electronics                  (2)%                 $  (247)         $   15,624         $  15,871
SL-MTI                             10%                      486               5,274             4,788
RFL                                (9)%                    (528)              5,345             5,873
SurfTech                          (12)%                     (65)                489               554
                               ----------------------------------------------------------------------
Total                              (1)%                 $  (354)         $   26,732         $  27,086
                               ----------------------------------------------------------------------

The table below shows the comparison of income from continuing operations for the quarter ended September 30, 2003 and the quarter ended September 30, 2002.

                                Increase/           Increase/      Three Months     Three Months
                             (Decrease) Over     (Decrease) Over      Ended             Ended
                               Same Quarter       Same Quarter     September 30,    September 30,
                                Last Year          Last Year           2003             2002
                              ------------------------------------------------------------------
                                 Percent             Amount           Amount           Amount
                              ------------------------------------------------------------------
                                                        (in thousands)
Power Electronics                   28%             $   408          $   1,877        $  1,469
SL-MTI                              90%                 156                330             174
RFL                                (29)%               (172)               414             586
SurfTech                          (525)%               (819)              (975)           (156)
Other                               43%                 880             (1,190)         (2,070)
                                                    ------------------------------------------
Total                                               $   453          $     456        $      3
                                                    ------------------------------------------

Consolidated net sales from continuing operations for the three month period ended September 30, 2003 decreased by $354,000, or 1%, compared to the same quarter in 2002. SL-MTI was the only business segment to experience an increase in sales ($486,000 or 10%), compared to the same quarter last year. This increase resulted from a combination of relatively strong military sales in the 2003 quarter, compared to historically weak military sales in the 2002 quarter. The Power Electronics Group had a sales decrease of $247,000, or 2%. Condor, which is part of this segment, experienced a sales decrease of $185,000, or 2%, primarily related to lower international sales and increased allowances related to its distributor scrap program. RFL experienced a significant reduction in sales in the current quarter compared to 2002. RFL's sales decreased $528,000, or 9%. This decrease is primarily attributed to its teleprotection and protective relaying product lines, which decreased significantly from the 2002 quarter. At the end of 2001, RFL had a relatively strong backlog, which carried into the first nine months of 2002 and generated a relatively high sales performance for the 2002 quarter. RFL is currently experiencing inconsistent procurement patterns from electric power utility companies, which is its primary market for its teleprotection and protective relaying product lines. SurfTech's sales decreased $65,000, or 12%. SurfTech's decrease was relatively less significant than those experienced by RFL and the Power Electronics Group and less significant to the Company's consolidated net sales for the third quarter of 2003, as compared to 2002.

The Company had income from continuing operations of $456,000 for the three month period ended September 30, 2003, as compared to operating income of $3,000 for the corresponding period last year, which is an increase of $453,000. The components of operating expenses by business segment are discussed below.

Cost of products sold as a percentage of sales for the quarter ended September 30, 2003 increased slightly to 64%, as compared to 63% for the corresponding period in 2002. Although most of the business segment sales decreased in the 2003 quarter as compared to the 2002 quarter cost of products sold percentage remained relatively constant. The Power Electronics segment had a 63% cost of products sold percentage for the comparative periods. SL-MTI has improved its cost of products sold percentage from 75% in 2002, compared to 74% in the 2003 quarter due primarily to volume increases. RFL's cost of products sold percentage in the current quarter was 55%, as compared to 54% in the prior year quarter due to lower volume and increased pricing pressures in the markets it serves.

Engineering and product development expenses for the three month periods ended September 30, 2003 and September 30, 2002 were 7% of net sales and decreased by $61,000 for the comparable periods. As a percentage of sales, all of the business segments had engineering and product development expenditures in line with the 2002 levels.

Selling, general and administrative expenses for the comparative periods in 2003 compared to 2002 decreased by $1,259,000, or 17%. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were 22% and 27%, respectively. The decrease in 2003 compared to 2002 is primarily related to reduced legal fees, lower commissions and selling expenses due to reduced sales levels.

Depreciation and amortization expenses for the current three month period decreased by $145,000, or 19%, primarily due to a reduced fixed asset base. As a percentage of sales, these expenses were 2% in 2003 and 3% in 2002.

A $703,000 impairment of long lived assets was recorded during the quarter ended September 30, 2003. The asset impairment charges were related to the recorded value of SurfTech's machinery and equipment and the land and building that houses SurfTech's business. An impairment charge of $275,000 was recorded against the carrying value of land and building, as determined by an independent third party appraiser. An impairment charge of $428,000 was recorded against the recorded value of machinery and equipment based on management's ongoing review of the carrying value of its long lived assets. SurfTech's business continues to remain at historic lows.

Interest income increased for the current three month period by $28,000, as compared to the same period last year. This is primarily related to interest income recorded on the note receivable issued in connection with the sale of EME. Interest expense for the current three month period decreased by $274,000, or 72%, due to the combination of a significant reduction of debt and more favorable interest rates, as compared to the second quarter of the prior year.

Income from discontinued operations of $609,000 for the three month period ended September 30, 2002 represents the net income of EME, which was sold on January 6, 2003 and is reflected as a discontinued operation for the three and nine month periods in 2002.

The effective tax rate for the three month period ended September 30, 2003 was approximately 60%, which was higher than the statutory rate, primarily due to the expected loss of a portion of the tax benefits related to the asset impairment recorded during the quarter. The effective tax benefit rate for the three month period ended September 30, 2002 was greater than the statutory rate primarily due to the recovery of tax benefits not previously recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

The table below shows the comparison of net sales from continuing operations for the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

                      Increase/        Increase/
                      (Decrease)      (Decrease)      Nine Months      Nine Months
                      Over Same          Over            Ended            Ended
                       Quarter       Same Quarter    September 30,    September 30,
                      Last Year       Last Year          2003             2002
                      -------------------------------------------------------------
                       Percent         Amount          Amount           Amount
                      -------------------------------------------------------------
                                           (in thousands)
Power Electronics         7%         $    2,932       $ 45,089          $ 42,157
SL-MTI                   (2)%              (335)        16,403            16,738
RFL                     (21)%            (4,518)        17,388            21,906
SurfTech                (13)%              (228)         1,514             1,742
                      ----------------------------------------------------------
Total                    (3)%        $   (2,149)      $ 80,394          $ 82,543
                      ----------------------------------------------------------

The table below shows the comparison of income (loss) from continuing operations for the nine months ended September 30, 2003 and September 30, 2002.

                      Increase/        Increase/
                      (Decrease)      (Decrease)      Nine Months      Nine Months
                      Over Same          Over            Ended            Ended
                       Quarter       Same Quarter    September 30,    September 30,
                      Last Year       Last Year          2003             2002
                      -------------------------------------------------------------
                       Percent          Amount          Amount           Amount
                      -------------------------------------------------------------
                                             (in thousands)
Power Electronics          88%         $   2,151       $   4,582        $   2,431
SL-MTI                      2%                23           1,136            1,113
RFL                       (44)%           (1,234)          1,564            2,798
SurfTech                  (92)%             (589)         (1,231)            (642)
Other                      40%             2,604          (3,925)          (6,529)
                      -----------------------------------------------------------
Total                     356%         $   2,955       $   2,126        $    (829)
                      -----------------------------------------------------------

Consolidated net sales from continuing operations for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 decreased by $2,149,000, or 3%. This decrease was due mainly to a significant sales decrease at RFL of $4,518,000, or 21%, and to a lesser extent SL-MTI's sales decrease of $335,000, or 2%, and SurfTech, which decreased $228,000, or 13%. These decreases were partially offset by significant increases in sales in the Power Electronics Group of $2,932,000, or 7%. RFL has experienced a significant decrease in its teleprotection and protective relaying product lines, which have decreased $3,629,000, or 33%, and $1,624,000, or 70%, respectively, in the nine month period ended September 30, 2003, compared to the same period last year. At the end of 2001, RFL had a relatively strong backlog, which carried into the first nine months of 2002 and generated a record sales performance for the first nine months of 2002. RFL is experiencing inconsistent procurement patterns from electric power utility companies who are the major purchasers of its teleprotection and protective relaying product lines. SL-MTI's decrease in sales for the comparative nine months is primarily due to a decrease in military spending through the first six months of 2003, as compared to 2002. Power Electronics' sales increase is primarily related to increased sales recorded by Condor of $2,695,000, or 10%, which is reflected within the Power Electronics Group. The increase in sales at Condor is related to increased sales to distributors of telecommunication products. In addition, Condor had lower returns from distributors in the 2003 period, as compared to 2002, due to its new distributor scrap program. Teal, which is also in the Power Electronics Group, had a sales increase of $237,000, or 2%, primarily due to increased sales in its semiconductor product line.

The Company realized operating income of $2,126,000 for the nine months ended September 30, 2003, as compared to operating loss of $829,000 for the corresponding period in 2002, or an increase of $2,955,000. During the nine months ended September 30, 2003, the Company recorded an asset impairment charge of $703,000 related to certain long-lived assets held by SurfTech. During the nine months ended September 30, 2002, the Company recorded (i) a charge of $265,000 as a result of the restructuring charges primarily recorded at Condor,
(ii) a special charge of $1,834,000 related to change-of-control and proxy costs and (iii) an addition of $500,000 to the reserve for environmental matters. The components of operating expenses by business segment are discussed in the following paragraphs.

Cost of products sold as a percentage of sales for the nine months ended September 30, 2003 and 2002 was approximately 64%. The Power Electronics Group and MTI improved their cost of products sold percentage by slightly greater than 2%. RFL's cost of products sold percentage increased by approximately 3%. The improvement in the Power Electronics Group is primarily attributable to Condor, which had a significant increase in sales. Condor also improved production efficiency as a result of the re-engineering of its manufacturing facility in Mexicali, Mexico. Also in the comparable period for 2002, significant inefficiencies and start up costs were incurred due to the movement of its remaining telecommunications product line from its Reynosa, Mexico facility to its current location in Mexicali, Mexico. The improvement in SL-MTI's cost of products sold percentage is primarily due to an inventory charge taken in 2002 and slightly improved manufacturing efficiency at its Cedro, Mexico plant. RFL's increase in cost of goods sold percentage is primarily due to a significant reduction in volume.

Engineering and product development expenses for the nine months ended September 30, 2003 and 2002 remained at approximately 7% of sales. The increase in expenses of $209,000 from the 2002 period is primarily attributable to SL-MTI who had fewer customer funded engineering programs in the current year as compared to 2002.

Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by $2,067,000, or approximately 10%, as compared to the same period last year. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were approximately 23% and 25%, respectively. The reduction in expenses is primarily due to reduced selling costs and commissions related to reduced revenue levels and reduced legal fees. Additionally in 2003, the Company incurred approximately $681,000 in costs related to the defense of a class action lawsuit related to environmental matters. Without these defense costs, selling, general and administrative expenses would have decreased $2,748,000, or 13%, compared to the same nine month period in 2002.

Depreciation and amortization expenses for the nine months ended September 30, 2003 decreased by $315,000, or 14%, compared to 2002, primarily due to a reduced fixed asset base.

Interest income for the nine months ended September 30, 2003 increased by $114,000, as compared to the same period last year. This increase is primarily related to interest income recorded on the note receivable issued in connection with the sale of EME. Interest expense for the same nine month period decreased by $831,000, or 65%, due primarily to the significant reduction of debt, as compared to the prior year period and improved interest rates.

The effective tax rate for the nine months ended September 30, 2003 was approximately 43%, and higher than the statutory rate, primarily due to the expected loss of a portion of the tax benefits related to the asset impairment recorded during the quarter. The effective tax benefit rate for the nine months ended September 30, 2002 was 58%, which is greater than the statutory rate due to the recovery of tax benefits not previously recognized.

Income from discontinued operations of $1,375,000 for the nine month period ended September 30, 2002 represents the net income of EME in the amount of $1,062,000. EME was sold on January 6, 2003 and is reflected as a discontinued operation for the three and nine month periods in 2002. Also included is the reversal of an accrual made in the first quarter of 2002 related to SLW Holdings, net of tax, in the amount of $313,000.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of this Quarterly Report (the "Report"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003                          SL INDUSTRIES, INC.
                                                 -------------------
                                                 (Registrant)
                                                 By: /s/ Warren Lichtenstein
                                                 -------------------------------
                                                 Warren Lichtenstein
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                                 By: /s/ David R. Nuzzo
                                                 -------------------------------
                                                 David R. Nuzzo
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)