Form 10-K
period 2003-12-31
SL INDUSTRIES INC
filed 2004-03-30
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ]No [X]

The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing price of the Common Stock on June 30, 2003, the last business day of the Company's most recently completed second financial quarter, as reported by the American Stock Exchange was approximately $39,388,000.

The number of shares of common stock outstanding as of March 3, 2004, was 5,937,434.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2003 annual meeting of stockholders.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I

Item       1          Description of Business ............................................      2
Item       2          Properties..........................................................     14
Item       3          Legal Proceedings...................................................     14
Item       4          Submission of Matters to a Vote of
                             Security Holders.............................................     17
PART II

Item       5          Market for Company's Common Equity
                              and Related Stockholder Matters.............................     17
Item       6          Selected Financial Data.............................................     18
Item       7          Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................     19
Item       7A         Quantitative and Qualitative Disclosures about
                           Market Risk....................................................     32
Item       8          Financial Statements and Supplementary Data.........................     32
Item       9          Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.........................     32
Item       9A         Controls and Procedures.............................................     33

PART III

Item       10         Directors and Executive Officers of the Company.....................     34
Item       11         Executive Compensation..............................................     34
Item       12         Security Ownership of Certain Beneficial Owners
                          and Management and Related Stockholder Matters..................     34
Item       13         Certain Relationships and Related Transactions......................     34
Item       14         Principal Accountant Fees and Services..............................     34

PART IV

Item       15         Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K.............................................     35

Signatures................................................................................     36

Index to Financial Statements and Financial Statement Schedule............................     F1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, power motion, power protection equipment, teleprotection and specialized communication equipment that is used in a variety of medical, aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are generally incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to Original Equipment Manufacturers ("OEMs"), the electric power utility industry, and to a lesser extent, to commercial distributors. On March 29, 1956, the Company was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984.

On May 11, 1999, the Company acquired 100% of the issued and outstanding shares of capital stock of RFL Electronics Inc. ("RFL"). The Company paid $11,387,000 in cash and issued $75,000 in promissory notes at closing. In addition, the Company paid a contingent payment of $1,000,000 in fiscal 1999 based upon the financial performance of RFL for its fiscal year ended March 31, 1999. RFL is a leading supplier of teleprotection and specialized communication equipment primarily sold to the electric power utility industry.

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

On September 6, 2001, the Company sold substantially all of the assets of SL Waber, Inc. ("SL Waber") and all the stock of SL Waber's subsidiary, Waber de Mexico S.A. de C.V. The Company received cash of $1,053,000 at closing. In addition, the purchaser agreed to assume certain liabilities and ongoing obligations of SL Waber. As a result of the transaction, the Company recorded a pre-tax loss from the sale of discontinued operations of approximately $2,745,000. The results of operations of SL Waber are presented as discontinued operations for all periods presented in the financial statements set forth herein.

In December 2001, the Company surrendered for cash substantially all of its life insurance policies with a total surrender value of $11,109,000. Additional policies with a cash surrender value of $447,000 were surrendered in February 2002. These policies insured the lives of former and present executives and key employees and had been maintained as an internal mechanism to fund the Company's obligations under its capital accumulation plan and deferred compensation plan. Aggregate liabilities under those plans, which are owed to former and current executives and key employees, amount to $4,230,000 as of December 31, 2003. Proceeds from the life insurance policies were received in

December 2001, January 2002 and March 2002 and were used to pay down bank debt. Beneficiaries under the capital accumulation plan and deferred compensation plan remain general unsecured creditors of the Company.

In December 2001, the Company sold back to the purchaser of a former subsidiary a mortgage note in the outstanding principal amount of $2,200,000. The mortgage note secured the real property of the former subsidiary. In January 2002, the Company received cash proceeds of $1,600,000 from the sale of the mortgage note, all of which were used to pay down bank debt.

On January 22, 2002, the Company held its annual meeting of shareholders for the 2001 calendar year. At that annual meeting, all eight members of the Board of Directors stood for election. In addition, five nominees from a committee comprised of representatives of two institutional shareholders (the "RORID Committee"), stood for election to the Board of Directors. Upon the certification of the election results on January 24, 2002, the five nominees of the RORID Committee were elected (James Henderson, Glen Kassan, Warren Lichtenstein, Mark Schwarz and Steven Wolosky), and three incumbent directors were reelected (J. Dwane Baumgardner, Charles T. Hopkins and J. Edward Odegaard). Shortly after the annual meeting, Messrs. Hopkins and Odegaard resigned from the Board of Directors. Upon the election of the five RORID Committee nominees, each of the executive officers of the Company, Owen Farren, David Nuzzo, and Jacob Cherian, was entitled to payment under his respective change-in-control agreement. As a result, in January 2002, the Company paid Messrs. Farren, Nuzzo, and Cherian, respectively, $877,565, $352,556, and $250,000 under such agreements.

At the initial meeting of the new Board of Directors on January 24, 2002, Warren Lichtenstein was elected Chairman of the Board. On February 4, 2002, Warren Lichtenstein was elected Chief Executive Officer and Glen Kassan was elected President of the Company. Additionally, David Nuzzo was reelected Vice President-Finance and Administration, Treasurer and Secretary. Owen Farren was terminated as Chairman, Chief Executive Officer and President effective February 4, 2002. All senior management teams are continuing in their positions, other than Jacob Cherian, who resigned, as Controller of the Company, effective April 26, 2002.

On March 8, 2002, Richard Smith was elected to the Board of Directors, filling one of the two vacant directorships. On June 6, 2002, Avrum Gray was elected to the Board of Directors to fill the last vacancy. In May 2003 Richard Smith resigned from the Board of Directors. On May 29, 2003 James Risher was elected to the Board of Directors to fill the vacancy created by the resignation of Mr. Smith.

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its indirect subsidiary, Elektro-Metall Export GmbH ("EME"), for a purchase price of $8,000,000 which consisted of cash and purchaser notes. In addition, a distribution of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company and the purchaser did not require that the Company pay down EME's bank debt of approximately $3,600,000 prior to closing. The purchaser notes were a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12% and matures April 3, 2004. Cash proceeds of $4,000,000 received at closing plus the $2,000,000 distribution and the $3,000,000 secured note paid March 14, 2003 were used to pay down bank debt. As a result of the transaction, the Company recorded a pre-tax loss from the sale of discontinued operations of approximately $1,619,000 in 2002. The tax effects were not material to the transaction.

On January 6, 2003, the Company entered into a three-year senior secured credit facility with LaSalle Business Credit LLC. The credit facility provides for a maximum indebtedness of $20,000,000, with a revolving tranche and a term debt tranche. Outstanding indebtedness under this facility bears interest ranging from the prime rate plus .5% to the prime rate plus 2%. The credit facility is secured by all of the Company's assets and requires that the Company maintain specified financial ratios. Loan proceeds at closing were used to retire the Company's former bank debt, which matured on December 31, 2002, and for working capital purposes.

On April 30, 2003, the Company de-listed its shares on the New York Stock Exchange ("NYSE"), and listed its shares for trading on the American Stock Exchange ("AMEX"). The Company's common stock began trading on the AMEX under the symbol "SLI." Additionally, on April 30, 2003, the Company's symbol on the Philadelphia Stock Exchange was changed from "SL" to "SLI." The Company had received notification from the NYSE that it was below the market capitalization and stockholders' equity requirements of the NYSE's listing standards. After it was unable to make sufficient progress towards meeting the listing standards, management made a determination to transfer the Company's listing to the AMEX.

On November 24, 2003, the Company sold substantially all of the assets of its subsidiary, SL Surface Technologies, Inc. ("SurfTech"). The Company received cash of $600,000 at closing. In addition, the purchaser assumed certain liabilities and ongoing obligations of SurfTech. As a result of the transaction, the Company recorded an after tax loss from the sale of discontinued operations of approximately $442,000. The results of operations of SurfTech are presented as discontinued operations for all periods presented in the financial statements.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about the Company's business segments is incorporated herein by reference to Note 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS

The Company currently operates under four business segments: Condor DC Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI"), and RFL Electronics Inc. ("RFL"). In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2003, 2002 and 2001 the Company's reportable segments consisted of Condor, Teal (collectively, The Power Electronics Group), SL-MTI, and RFL.

The Power Electronics Group consists of two segments:

CONDOR - Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced, with ranges in power from 1 to 5000 watts, and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric equipment and other motion control systems. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, net sales of Condor, as a percentage of consolidated net sales from continuing operations, were 38%, 36% and 44%, respectively.

TEAL - Teal designs and manufactures customized power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market, while increasing system performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and industrial systems. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 19%, 18% and 12%, respectively.

SL-MTI - SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs, including fuel cell energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 21%, 21% and 18%, respectively.

RFL - RFL designs and manufactures teleprotection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently, and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. RFL provides customer service and maintenance for all electric utility equipment protection systems. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 22%, 25% and 26%, respectively.

THE COMPANY'S DISCONTINUED OPERATIONS CONSIST OF:

SURFTECH - SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, net sales of SurfTech were $1,840,000, $2,237,000 and $3,087,000, respectively.

EME - EME is based in Ingolstadt, Germany, with low cost manufacturing operations in Paks, Hungary. It was a leader in electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. For the years ended December 31, 2002 and December 31, 2001, net sales of EME were $27,700,000 and $25,600,000, respectively.

SL WABER - SL Waber manufactured surge suppressors that were sold to protect computers, audiovisual and other electronic equipment from sudden surges in power. These products were sold to OEM customers as well as to distributors and dealers of electronics and electrical supplies and retailers and wholesalers of office, computer, and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and goodwill, as a going concern. As a result, SL Waber is reported on the Company's financial statements as a discontinued operation for all periods presented. For the year ended December 31, 2001, net sales of SL Waber were approximately $10,300,000.

RAW MATERIALS

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. However, in the fourth quarter of 2000, the Company experienced shortages in the supply of certain strategic components for power supplies. During 2003, there were no major disruptions in the supply of raw materials.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS

The Company has proprietary information which it has developed and uses in its business. This proprietary information is protected by contractual agreements, as well as through patents and patents pending, to the extent appropriate. The patents are protected by federal law. To protect its proprietary information, the Company also enters into non-disclosure agreements with its employees, vendors and customers. Where appropriate, the Company will take and has taken all steps necessary to defend its intellectual property. For additional information related to the enforcement of the Company's patent rights, see Note 20 to the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K.

SEASONALITY

Generally, seasonality is not a significant factor in any of the Company's segments.

SIGNIFICANT CUSTOMERS

The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of Teal, Condor, SL-MTI and RFL has certain major customers, the loss of any of which could have a material adverse effect on such entity.

BACKLOG

Backlog at February 29, 2004, February 28, 2003 and March 3, 2002 was $42,022,000, $41,544,000, and $41,674,000, respectively. The backlog remained relatively unchanged at February 29, 2004, as compared to February 28, 2003. There has been an increase in orders from OEMs in the telecommunications, semiconductor and medical imaging industries, offset in part by a decrease in orders from electric power utility customers.

COMPETITIVE CONDITIONS

The Company's businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services, and with companies producing alternative products appropriate for the same uses. In addition, Condor has experienced significant offshore competition for certain products in certain markets. The uncertain commercial aerospace market has also created more competitive conditions in that industry. Each of the Company's businesses differentiate themselves from their competition by concentrating on customized products based on customer needs. The Company's businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

ENVIRONMENTAL

The Company (together with the industries in which it operates or has operated) is subject to United States and Mexican environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the industry are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.

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

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of its former SurfTech subsidiary. These sites are the Company's properties located near the Puchack Wellfield in Pennsauken, New Jersey, and in Camden, New Jersey. Based on the Company's investigation into the Pennsauken, New Jersey site, where it is one of several parties alleged to be responsible for groundwater contamination, the Company believes it has significant defenses against all or any part of the claims and that any material adverse impact is unlikely. Regarding the Camden, New Jersey site, the Company believes that the cost to remediate the property should not exceed $500,000. The Company recorded a provision for this amount during the first quarter of 2002. Anticipated environmental costs have been reclassified in discontinued operations, as a result of the sale of SurfTech on November 24, 2003. For additional information related to environmental issues, see "Item 3. Legal Proceedings," and Note 13 to the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2003, the Company had approximately 1,257 employees. Of these employees, approximately 150 are subject to collective bargaining agreements.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, and New Jersey, the Company manufactures substantial quantities of products in premises leased in Mexicali and Matamoros, Mexico. In 2003, the Company began to outsource some of its products with contract manufacturers located in Sushou and Dongguan, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 12%, 13% and 11% of net sales from continuing operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso. At December 31, 2003 and December 31, 2002, the Company had net liabilities of $233,000 and $277,000, respectively, subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the foreign currencies were not significant in 2003. There can be no assurance that the value of the Mexican peso will continue to remain stable.

Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. SL-MTI manufactures approximately 45% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Both Condor and SL-MTI price their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 16 and 17 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Additional information regarding the development of the Company's businesses during 2003 and 2002 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II and Notes 1, 2, and 3 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

RISK FACTORS

THE COMPANY MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS, LIQUIDITY, AND DEBT LEVELS.

Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company's business, results of operations, and financial condition. In order to finance the working capital requirements of the Company's business, the Company has entered into a three-year senior secured credit facility with LaSalle Business Credit LLC and has borrowed funds thereunder. At December 31, 2003, outstanding borrowed funds under the credit facility were $2,902,000, with total availability thereunder of $11,128,000. In addition, at December 31, 2003 the Company maintained a cash balance of $3,501,000. If operating cash flows are not sufficient to meet operating expenses, capital expenditures and debt service requirements as they become due, the Company may be required, in order to meet its debt service obligations, to delay or reduce capital expenditures or the introduction of new products, to sell assets, and/or to forego business opportunities, including research and development projects and product design enhancements.

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

General economic conditions, and specifically market conditions in the medical, telecommunications, semiconductor and electric power utility equipment industries in the United States and globally, affect the Company's business. In addition, reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

THE COMPANY'S OPERATING RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN CUSTOMERS' BUSINESSES.

Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, aerospace and other businesses, who in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company. Moreover, sales often reflect orders shipped in the same quarter in which they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as some of the Company's customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual large order may affect results of operations.

FAILURE TO REMAIN COMPETITIVE COULD ADVERSELY IMPACT THE COMPANY'S OPERATING RESULTS.

The markets in which the Company sells its products are highly competitive and characterized by rapidly changing and converging technologies. The Company faces intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of business. The Company's future success will depend on its ability to enhance current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Among its current competitors are its customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the Company's products sold to them. In addition to current competitors, new competitors providing niche, and potentially broad, product solutions will likely increase in the future. To remain competitive in both the current and future business climates, the Company must maintain a substantial commitment to focused research and development, improve the efficiency of its manufacturing operations, and streamline its marketing and sales efforts and attendant customer service and support. Among other things, the Company may not be able to anticipate shifts in its markets or technologies, may not have sufficient resources to continue to make the investments necessary to remain competitive, or may not make the technological advances necessary to remain competitive. In addition, notwithstanding its efforts, technological changes, manufacturing efficiencies or development efforts by competitors may render the Company's products or technologies obsolete or uncompetitive.

CONSOLIDATION IN THE INDUSTRY COULD INCREASE COMPETITIVE PRESSURES ON THE
COMPANY.

The industries in which the Company operates are consolidating and will continue to consolidate in the future as companies attempt to strengthen or hold their market positions. Such consolidations may result in stronger competitors that are better able to compete as sole-source vendors for customers. The Company's relatively small size may increase competitive pressure for customers seeking single vendor solutions. Such increased competition would increase the variability of the Company's operating results and could otherwise have a material adverse effect on the Company's business, results of operations, and financial condition.

THE COMPANY IS DEPENDENT UPON THIRD PARTIES FOR PARTS AND COMPONENTS.

The ability to meet customer demand depends, in part, on the ability of the Company to obtain timely and adequate delivery of parts and components from suppliers and internal manufacturing capacity. The Company has experienced significant shortages in the past, and although it works closely with its suppliers to avoid shortages, there can be no assurance that it will not encounter further shortages in the future. A further reduction or interruption in component supplies or a significant increase in the price of one or more components could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY MAY BE SUBJECT TO SIGNIFICANT COSTS IN COMPLYING WITH ENVIRONMENTAL LAWS.

The Company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations may be significant in the future. Present accruals for such costs and liabilities may not be adequate in the future since the estimates on which the accruals are based depend on a number of factors, including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties ("PRPs") at multiparty sites, and the number and financial viability of other PRPs.

Further, the Company is the subject of various lawsuits and actions relating to environmental issues, including an administrative action in connection with SurfTech's Pennsauken facility which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to NJDEP (as defined herein). In addition, a class action suit was filed on June 12, 2002 against the Company, SurfTech and 37 other defendants alleging that the plaintiffs suffered personal injuries as a result of consuming contaminated water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). There can be no assurance that the Company will be able to successfully defend itself against or settle these or any other actions to which it is a party. For additional information related to environmental risks, see "Item 3. Legal Proceedings," and Note 13 to the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

THE COMPANY MAY HAVE TO PAY SIGNIFICANT COSTS FOR REGULATORY COMPLIANCE AND LITIGATION.

Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Company's business. Additionally, the Company is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. One such claim was brought against the Company's subsidiary, SL-MTI, by a customer seeking $3,900,000 in compensatory damages. On November 7, 2002, after a full trial of the facts, a jury awarded this customer damages of $650,000, which, when combined with pre-trial interest, amounts to a total claim of $780,000. The customer has appealed various aspects of this decision, which appeal, if determined adversely to the Company, could have a material adverse impact upon the Company. In the future there can be no assurance of the outcome in any litigation. An adverse determination in any one or more significant legal actions could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 3. Legal Proceedings," and Note 13 to the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

THE COMPANY'S FORMER USE OF ARTHUR ANDERSEN LLP AS ITS INDEPENDENT ACCOUNTANT MAY POSE A RISK TO IT AND WILL LIMIT INVESTORS' ABILITY TO SEEK RECOVERIES FROM THEM RELATED TO THEIR WORK.

On June 15, 2002, Arthur Andersen LLP, the Company's former independent accountant, was convicted on a federal obstruction of justice charge. In July 2002, the Company's board of directors dismissed Arthur Andersen and engaged Grant Thornton LLP as the Company's independent accountant based on the recommendation of the audit committee of its board of directors.

The rules and regulations of the Securities and Exchange Commission ("SEC") require the Company to present its audited financial statements in various SEC filings, along with Arthur Andersen's consent to the inclusion of its audit report in those filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. The Company had not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen to its naming of them as an expert and as having audited the Consolidated Financial Statements for the year ended December 31, 2001. Notwithstanding the SEC's regulatory relief, the inability of Arthur Andersen to provide their consent or to provide assurance services to the Company could negatively affect the Company's ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on the Company's business. Also, an investor's ability to seek potential recoveries from Arthur Andersen related to any claims that an investor may assert as a result of the work performed by Arthur Andersen will be limited significantly in the absence of a consent and may be further limited by the diminished amount of assets of Arthur Andersen that are or may in the future be available for claims.

THE COMPANY'S OPERATING RESULTS AND COMMON STOCK ARE SUBJECT TO PRICE FLUCTUATIONS.

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

         - conditions or trends in medical equipment, medical imaging, aerospace, and electric utility industries;

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

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing prices, products and services offered by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability following the terrorist attacks in the United States on September 11, 2001 and the war with Iraq, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2003.

                                                                                                Approx.
                                                                                                Square      Owned or Leased And
    Location                                         General Character                          Footage       Expiration Date
    --------                                         -----------------                          -------       ---------------
Montevideo, MN                       Manufacture of precision motors and motion control          30,000      Owned
                                     systems (SL-MTI)

Matamoros, Mexico                    Manufacture of precision motors (SL-MTI)                    15,200      Leased - 11/05/05

Oxnard, CA                           Manufacture and distribution of power supply                36,093      Leased - monthly
                                     products (Condor)

Mexicali, Mexico                     Manufacture and distribution of power supply                95,872      Leased - 04/30/06
                                     products (Condor)                                           11,000      Leased - monthly

San Diego, CA                        Manufacture of power distribution and conditioning          45,054      Leased - 03/22/07
                                     units (Teal)

Boonton Twp., NJ                     Manufacture of electric utility equipment protection        78,000      Owned
                                     systems (RFL)

Camden, NJ                           Industrial surface finishing (Other) (1)                    15,800      Owned

Pennsauken, NJ                       Industrial surface finishing warehouse (Other) (1)           6,000      Owned

Mt. Laurel, NJ                       Corporate office (Other)                                     4,200      Leased - 11/30/05

(1) Ownership retained by the Company after the sale of SurfTech on November 24, 2003.

All manufacturing facilities are adequate for current production requirements. The Company believes that its facilities are sufficient for future operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

In a November 1991 Administrative Directive, the New Jersey Department of Environmental Protection ("NJDEP") alleged that SurfTech, formerly SL Modern Hard Chrome, Inc., and 20 other respondents are responsible for a contamination plume which has affected the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). SurfTech is alleged to have contributed to the groundwater contamination through its operations conducted in Pennsauken, New Jersey (the "SurfTech site"). Three other actions have been initiated from the underlying directive. The first is Supplemental Directive No. 1 ("Directive No. 1") issued by the NJDEP to the same parties in May 1992, which seeks a cost reimbursement of $8,655,000 for the construction of a treatment system at the Puchack site and an annual payment of $611,000 (a total of $9,266,000) for ongoing operation and maintenance of the treatment system. The second matter is a lawsuit initiated by one of the parties named in Directive No. 1 seeking to have the remainder of those parties, and more than 600 others, pay some or all of that party's cost of compliance with Directive No. 1 and any other costs associated with its site. This second matter is a claim for indemnification of potential damages. Accordingly, it is unspecified in amount. The third matter is a Spill Act Directive by the NJDEP to SurfTech alone, regarding similar matters at its site and consists of a claim for contribution towards potential damages and is unspecified in amount. Both the second and third matters relate to the payment of a portion of the damages set forth in the discussion of Directive No.
1. The state has not initiated enforcement action regarding any of its three Directives. There also exists an outstanding enforcement issue regarding the Company's compliance with state environmental laws at the same site.

With regard to the $8,655,000 amount discussed in the preceding paragraph, in the Company's view, it is not appropriate to consider that amount as "potential cost reimbursements." The SurfTech site has undergone remedial activities under NJDEP's supervision since 1983. The Company believes that it has a significant defense against all or any part of the $8,655,000 claim since technical data generated as part of previous remedial activities indicate that there is no offsite migration of contaminants at the SurfTech site. Based on this and other technical factors, the Company has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is unlikely.

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

This case arises from the same factual circumstances as the current administrative actions involving the Puchack Wellfield, which are described above. The administrative actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at industrial facilities in the area. As with the administrative actions, the Company believes it has significant defenses against the class action plaintiffs' claims and intends to pursue them vigorously. Technical data generated as part of remedial activities at the SurfTech site have not established offsite migration of contaminants. Based on this and other technical factors, the Company has been advised by its outside counsel that it has a strong defense against the claims alleged in the class action plaintiffs' complaint, as well as the environmental administrative actions discussed above.

The Company's subsidiary, SL-MTI, defended a cause of action, brought against it in the fall of 2000 in the Federal District Court for the Western District of Michigan. The lawsuit was filed by Eaton Aerospace LLC ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000, which when combined with pre-trial interest amounts to a total claim of $780,000, which has been accrued. Eaton has appealed this judgment.

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. The Company's former subsidiary, SurfTech, conducted operations at the Camden site. In January 2004, the Company submitted to the NJDEP a proposed remediation action work plan, which is currently under review. Based upon the preliminary evidence, the Company was advised that the cost to remediate the site could amount to $500,000. The Company recorded a provision for this amount during the first quarter of 2002. This provision has been reclassified as discontinued operations, as a result of the sale of SurfTech on November 24, 2003.

The Company is investigating possible soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. Based upon the preliminary evidence, the Company believes it will not incur material remediation costs at this site.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,400,000 prior to fiscal 1998 and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. In addition, the Company received $100,000 per year during fiscal 1998, 1999, 2000 and 2001, as stipulated in the settlement agreement negotiated with one of the three insurers.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at six sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $957,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

It is management's opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its financial position or results of operations.

However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2003, no matter was submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently registered on both the American Stock Exchange ("AMEX") and the Philadelphia Stock Exchange under the symbol "SLI." The Company moved from the New York Stock Exchange ("NYSE") to the AMEX on April 30, 2003, as discussed in the narrative below. The following table sets forth the high and low closing sales price per share of the Company's common stock for the periods indicated:

                                   Year                                                Year
                            Ended December 31,                                  Ended December 31,
                                   2003                                                2002
                            ------------------                                  ------------------
                             HIGH        LOW                                    HIGH         LOW
Stock Prices
1st Quarter                  6.90        5.29                                   8.30         4.99
2nd Quarter                  7.25        5.35                                   8.05         6.60
3rd Quarter                  8.00        6.08                                   7.30         5.05
4th Quarter                  8.49        7.50                                   5.75         4.25

As of March 3, 2004, there were approximately 798 registered shareholders. The Company suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future. On January 6, 2003, the Company entered into a new senior credit facility, which has a term of three years. This facility restricts the Company from paying dividends. Additional information pertaining to the Company's senior credit facility is found in Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

On October 17, 2002, the Company received notification from the NYSE that it was below the market capitalization and stockholders' equity requirements of the NYSE's continued listing standards and, therefore, the Company's common stock might be delisted. The Company had operated under a plan to address its non-compliance issues with the NYSE and could not demonstrate compliance with the NYSE's continued listing standards. Consequently, the Company moved its common stock to the AMEX and began trading on the AMEX on April 30, 2003 under the symbol "SLI." Additionally on April 30, 2003, the Company's symbol on the Philadelphia Stock Exchange was changed from "SL" to "SLI."

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of the common stock of the Company. Any repurchases would be made in the open market or in negotiated transactions, if and when the Company's management considers such repurchases appropriate. The Company had not repurchased any of its shares as of March 22, 2004.

For the "Equity Compensation Plan Information," please refer to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the calendar years ended December 31, 2003, 2002, 2001, 2000, and the Company's fiscal year ended July 31, 1999 are presented below.

                                            Twelve       Twelve        Twelve      Twelve       Twelve
                                            Months       Months        Months      Months       Months
                                             Ended        Ended        Ended        Ended       Ended
                                           December     December      December     December      July
                                             2003         2002          2001        2000         1999
                                           -------------------------------------------------------------
                                                    (amounts in thousands except per share data)
                                           -------------------------------------------------------------
Net sales (1)                              $ 105,284    $ 107,912    $ 109,770    $ 123,026    $  65,939
Income (loss) from continuing operations   $   3,742    $     801    $  (8,452)   $   5,454    $   4,435
Income (loss) from discontinued
 operations                                $  (2,422)   $  (1,271)   $  (2,927)   $  (3,754)   $     971
Net income (loss) (2)                      $   1,320    $    (470)   $ (11,379)   $   1,700    $   5,406
Diluted net income (loss) per common
 share                                     $    0.22    $   (0.08)   $   (2.00)   $    0.30    $    0.92
Shares used in computing diluted net
 income (loss) per common share                5,956        5,867        5,698        5,757        5,876
Cash dividend per common share             $      --    $      --    $      --    $    0.10    $    0.09
YEAR-END FINANCIAL POSITION
Working capital                            $  16,612    $  10,107    $  12,132    $  40,506    $  12,451
Current ratio (3)                               1.98         1.03         1.01         2.15         1.66
Total assets                               $  58,421    $  90,667    $ 109,911    $ 115,491    $ 112,686
Long-term debt                             $   2,015    $       0    $       0    $  35,671    $  30,307
Shareholders' equity                       $  34,581    $  32,983    $  33,204    $  43,350    $  42,842
Book value per share                       $    5.82    $    5.59    $    5.81    $    7.81    $    7.61
OTHER
Capital expenditures (4)                   $   1,616    $   1,466    $   1,039    $   1,208    $   1,398
Depreciation and amortization              $   1,851    $   2,634    $   3,670    $   3,550    $   3,410

(1) On November 24, 2003, the Company sold certain assets of SurfTech. On January 6, 2003, effective for the year ended December 31, 2002, the Company sold EME, and in 2001, the Company sold certain assets of SL Waber. Accordingly, the operations of SurfTech, EME, and SL Waber have been accounted for as discontinued operations in all periods presented.

(2) Fiscal 2002 includes $1,834,000 of special charges related to change of control and proxy costs, $703,000 of impairment charges related to the write-off of goodwill, $556,000 and $147,000 of asset impairment charges at SurfTech. Fiscal 2001 includes costs related to inventory write-offs of $2,890,000, asset impairment charges of $4,145,000 and restructuring costs of $3,683,000 related to Condor, and inventory write-offs of $50,000 and restructuring, and intangible asset impairment charges of $185,000 and $125,000, respectively, related to SurfTech. Fiscal 2000 includes income of $875,000 related to the settlement of a class action suit against one of the Company's insurers, and pre-tax income of $650,000 related to the reduction of a contingency reserve for environmental costs and restructuring costs of $790,000 related to SL Waber.

(3) The current ratio for 2002 and 2001 includes all debt classified as current, due to the December 31, 2002 maturity date of the Former Revolving Credit Facility (see Item 7 - Financial Condition). The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(4) Excludes assets acquired in business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company through its subsidiaries, designs, manufactures and markets power electronics, power motion, power protection equipment, teleprotection and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, two of which have significant manufacturing operations in Mexico. Most of the Company's sales are made to customers who are based in the United States. However, the Company has over the years increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

ORGANIZATION OF FINANCIAL INFORMATION

The Company's Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company's financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated shareholders' equity and consolidated cash flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 16, the Company provides a summary of net sales, income (loss) from continuing operations, net assets and depreciation and amortization by industry segment. The Company's Management Discussion and Analysis provides a more detailed discussion related to business segments operations.

SIGNIFICANT TRANSACTIONS AND FINANCIAL TRENDS

Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially contributed to or reduced earnings and materially affected trends. Significant transactions discussed in the Company's Management Discussion and Analysis for fiscal 2003 include costs and charges recorded in discontinued operations of
(i) $750,000 related to the defense of a class action lawsuit regarding environmental matters resulting from alleged activities of SurfTech; and (ii) $428,000 related to certain machinery and equipment that was being utilized by SurfTech. SurfTech was sold in November 2003 and is reported as discontinued operations for all periods presented. Also included in the financial sections in 2003 is an asset impairment charge of $275,000, which was recorded against the carrying value of the Company's property located in Camden, New Jersey. This impairment charge is recorded in continuing operations.

In fiscal 2002, the Company recorded in selling, general, and administrative expenses, $1,100,000 in litigation costs. In addition, the Company recorded $500,000 for environmental matters, which is reported in discontinued operations. In fiscal 2002, the Company also recorded $1,834,000 in special charges related to change of control and proxy costs. Included in interest expense for fiscal 2002 is a $780,000 facility fee. These significant costs do not result from the Company's continuing operations.

While these items are important in understanding and evaluating financial results and trends, other transactions or events, such as disclosed later in this Management Discussion and Analysis, may also have a material impact on continuing operations. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted guidelines in measuring revenue. However, certain judgments affect the application of its revenue policy. For a discussion of the Company's revenue recognition policies, see Note 1 in the Notes to Consolidated Financial Statements included in Part IV in this Annual Report on Form 10-K. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

INVENTORIES

The Company values inventory at the lower of cost or market, and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to that value.

If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly.

ACCOUNTING FOR INCOME TAXES

The Company's income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows generally accepted guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of December 31, 2003, the Company had recorded total valuation allowances of $352,000 due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of December 31, 2003 were $6,255,000, net of valuation allowances of $352,000. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 13 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company's long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, the Company adopted SFAS 142 and performed a transitional test of its goodwill and intangible assets. No impairment charges were recorded as a result of the initial impairment test. Goodwill was also tested for impairment in the fourth quarter of 2002. Due to, among other things, the overall softening of the global economy and the related decline in operating results of SurfTech, the Company recorded a goodwill impairment loss of $556,000, which is reported as part of discontinued operations in 2002. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows. Any further impairment losses recorded in the future could have a material adverse impact on the Company's financial condition and results of operations.

The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows, on a discounted basis, expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are they reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto included in Part IV of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company maintained a cash balance of $3,501,000, with outstanding bank debt of $2,902,000. Availability under the Senior Credit Facility was $11,128,000. During the year ended December 31, 2003 ("2003"), the net cash provided by operating activities was $9,517,000, as compared to net cash provided by operating activities of $8,774,000 during the year ended December 31, 2002 ("2002"). The primary source of cash provided by operating activities for 2003 were the reduction of accounts receivable primarily related to the receipt of income tax refunds, reduction of inventory levels from the prior year and positive income from continuing operations, offset primarily by payments made under the Company's 2002 bonus and incentive programs. In the year 2002, net cash provided by operating activities was positively affected by the reduction of accounts receivable, primarily due to the receipt of income tax refunds, the reduction of inventory and positive income from continuing operations, partially offset by payments under deferred compensation and retirement plans and reductions in accounts payable.

During 2003, net cash provided by investing activities was $5,986,000, primarily related to the cash proceeds of $7,000,000 received from the sale of EME and $600,000 received from the sale of SurfTech, partially offset by $1,616,000 in capital expenditures. During the year ended December 31, 2002, net cash provided by investing activities was $9,378,000, which was primarily generated by the proceeds of $10,676,000 from the surrender of life insurance policies.

During 2003, net cash used in financing activities was $14,131,000, primarily due to the payoff of the Company's former revolving credit facility of $17,557,000. During 2002 net cash used in financing activities was $18,272,000, primarily related to the pay down of bank debt in the net amount of $18,103,000, and $1,141,000 related to debt refinancing costs.

On January 6, 2003, the Company entered into a three-year Senior Secured Credit Facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an over advance amount of $1,500,000, which is amortized over a two-year term. The two term loans of $2,350,000 and $840,000 are amortized over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, and EBITDA levels, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. At December 31, 2003, the outstanding revolving loan balance was $327,000 and the outstanding term loan balances were $1,992,000 and $583,000, or a total of $2,902,000. Availability under the Senior Credit Facility at December 31, 2003 was $11,128,000.

During 2002, the Company was a party to a Second Amended and Restated Credit Agreement, dated December 13, 2001, as amended (the "Former Credit Facility") that allowed the Company to borrow for working capital and other purposes. The Former Credit Facility contained certain financial and non-financial covenants, including requirements to maintain certain minimum levels of net income and a minimum fixed charge coverage ratio, as defined therein, on a quarterly basis. As of December 31, 2001, the Company was in violation of the net income covenant for the fourth quarter of 2001. In addition, on March 1, 2002, the Company was notified that it was in default under the Former Credit Facility due to its failure to meet the previously scheduled debt reduction to $25,500,000.

On May 23, 2002, the Company and its former lenders reached an agreement, pursuant to which the lenders granted a waiver of default and amended the violated financial covenants, so that the Company would be in full compliance with the Former Credit Facility. The agreement provided, among other things, for the Company to pay down outstanding borrowings by $689,000 to $25,500,000 and for the payment to the lenders of an amendment fee of $130,000. The Former Credit Facility provided for the payment of a facility fee of $780,000 in the event that it was not repaid in full by October 31, 2002. The Company paid this facility fee on November 4, 2002.

The Former Credit Facility matured on December 31, 2002. The Company retired the Former Credit Facility on January 6, 2003, and therefore, was in technical default thereunder at December 31, 2002.

As of December 31, 2002, outstanding borrowings under the Former Credit Facility were $17,557,000. The weighted average interest rate on borrowings during the year ended December 31, 2002 was 6.56% (with the $780,000 facility fee included as interest expense, the weighted average interest rate was 10.01%). On January 6, 2003, the Company borrowed $10,359,000 under the Senior Credit Facility, which together with the proceeds from the sale of EME and available cash (including a $2,000,000 distribution from EME), was used to retire the Former Credit Facility.

On October 11, 2002, the Company filed a registration statement with the SEC relating to an anticipated distribution to its shareholders of subscription rights to purchase additional shares of common stock of the Company. The Company subsequently filed an amendment to the Registration Statement with the SEC on December 30, 2002. On March 28, 2003, following a thorough discussion and review, the Company's Board of Directors decided not to proceed with the Rights Offering and withdrew the Registration Statement with the SEC.

The Company's current ratio was 1.98 to 1 at December 31, 2003, and 1.03 to 1 at December 31, 2002 (calculated without net assets and liabilities held for sale). This ratio improved primarily due to a significant reduction of short-term debt.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 8% at December 31, 2003 and 35% at December 31, 2002. At December 31, 2003, total borrowings, decreased by $14,655,000, compared to December 31, 2002.

Capital expenditures of $1,616,000 were made in 2003, primarily related to equipment purchases, a new management information system and building improvements, compared to $1,466,000 in 2002. The capital expenditures made in 2002 primarily related to improvements in process technology, equipment and building improvements.

The Company has been able to generate adequate amounts of cash to meet its operating needs. During 2003, Condor, Teal, RFL and SL-MTI produced positive cash flow, aggregating $9,268,000. SurfTech experienced negative cash flow for the year due to poor operating results. SurfTech was sold on November 24, 2003, and is classified as a discontinued operation for all periods presented.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities and accruals not specifically allocated to the reportable business segments) all of the Company's operating segments were profitable at the operating profit level and are expected to remain so in 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at December 31, 2003, for the periods indicated:

                  Less than 1 to 3    4 to 5    After
                   1 Year   Years     Years    5 Years    Total
                   ------   -----     -----    -------    -----
                                 (in thousands)
Operating Leases   $1,344   $1,734        -         -    $3,078
Debt                  887    2,015        -         -     2,902
Capital Leases        170      379        -         -       549
                   ------   ------   ------    ------    ------
Total              $2,401   $4,128        -         -    $6,529
                   ======   ======   ======    ======    ======

Contractual obligations with respect to the two term loans under the Senior Credit Facility are $887,000 due in less than one year and $2,015,000 due in one to two years.

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

                                     Year Ended December 31,
                                     -----------------------
                                        2003       2002
                                               (as adjusted)
                                     -----------------------
                                        (in thousands)
NET SALES
Power Electronics Group:
     Condor                           $ 39,450    $ 38,058
     Teal                               20,393      19,608
                                      --------    --------
        Total                           59,843      57,666
                                      --------    --------
SL-MTI                                  22,053      23,007
RFL                                     23,388      27,239
                                      --------    --------
Consolidated                          $105,284    $107,912
                                      ========    ========

                                     Year Ended December 31,
                                     -----------------------
                                         2003       2002
                                                (as adjusted)
                                     -----------------------
                                         (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
     Condor                          $ 3,377      $ 1,457
     Teal                              2,671        1,873
                                     -------      -------
         Total                         6,048        3,330
                                     -------      -------
SL-MTI                                 1,957        1,873
RFL                                    2,236        3,435
Other expenses and Corporate office   (3,563)      (5,526)
                                     -------      -------
Consolidated                         $ 6,678      $ 3,112
                                     =======      =======

Consolidated net sales from continuing operations for 2003, compared to 2002 decreased by $2,628,000, or 2%. This decrease is primarily due to a significant decrease in sales at RFL of $3,851,000, or 14%, and to a lesser extent a sales decrease at SL-MTI of $954,000, or 4%. These decreases were partially offset by an increase in sales at the Power Electronics Group of $2,177,000, or 4%. Consolidated net sales for 2002 do not include net sales of $29,895,000, relating to the combined sales of EME, SL Waber and SurfTech, which are classified as discontinued operations. Net income from continuing operations in 2003 was $3,742,000, or $0.63 per diluted share, compared to net income from continuing operations in 2002 of $801,000, or $0.14 per diluted share. The net income in 2002 included restructuring costs at Condor within the Power Electronics Group of $230,000 and special charges included in other expenses of $1,834,000 related to change-of-control and proxy costs.

The Company's operating income increased to $6,678,000 in 2003, compared to $3,112,000 in 2002. Other than RFL, all of the Company's business segments had increases in operating income in 2003, as compared to 2002. RFL's operating income decreased $1,199,000, or 35%. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group had an increase in sales of $2,177,000, or 4%, and income from operations increased $2,718,000, or 82%, over the prior year. The increase in sales within the Power Electronics Group is primarily attributable to an increase in sales at Condor of $1,392,000, or 4%. This increase in sales is related to an increase in sales to distributors of medical products. In addition, there were lower returns from distributors in the 2003 period, as compared to 2002, primarily due to a new distributor scrap program.

SL-MTI's net sales in 2003 decreased approximately $954,000, or 4%, while operating income increased slightly by $84,000, or 4%, compared to net sales and income from operations in 2002. Contributing to the decrease in net sales was a significant decrease in the windings product line, which decreased by $2,811,000, or 39%. This decrease was partially offset by an increase in sales of DC brushless motors of $2,097,000, or 19%. The increase in income from operations in 2003, as compared to 2002 is due primarily to an inventory write-off of $387,000, which was recorded in 2002. Without this $387,000 charge, operating income for 2003 would have been less than in 2002, which is reflective of the decrease in sales.

RFL's net sales in 2003 decreased approximately $3,851,000, or 14%, and income from operations decreased approximately $1,199,000, or 35%, compared to net sales and operating income in 2002. RFL has experienced significant sales decreases in its teleprotection and protective relaying product lines, which decreased by $3,846,000, or 29%, and $1,498,000, or 56%, respectively. These decreases were partially offset by an increase in its carrier communications product line, which increased by $1,355,000, or 18%. RFL is experiencing inconsistent procurement patterns from electric power utility companies, who are the major purchasers of its teleprotection and protective relaying product lines. In particular, the pendency of proposed federal energy legislation has apparently deferred the procurement and capital investment decisions of many electric power utility companies.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2003 was approximately 63%, as compared to approximately 64% in 2002. Although the cost of products sold, as a percentage of sales remained relatively constant year-to-year, the business segments' product mix changed considerably. The Power Electronics
Group cost of products sold percentage improved from 67% in 2002 to 63% in 2003. This was due in part to the increase in sales. In addition, Condor made several operational improvements to re-engineer its manufacturing facility in Mexicali, Mexico that improved productivity at the facility. In the comparable period in 2002, significant inefficiencies and start up costs were incurred due to the movement of Condor's remaining telecommunications product line from its Reynosa, Mexico facility to its current manufacturing location in Mexicali, Mexico. The improvement in SL-MTI's cost of products sold percentage is primarily due to an inventory charge being taken in 2002 and a slight improvement in manufacturing efficiency in 2003 at its Cedro, Mexico plant. RFL's increase in its cost of products sold percentage is due to a significant reduction in sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2003 were $7,856,000, an increase of approximately $401,000, or 5%, as compared to 2002. As a percentage of net sales, engineering and product development expenses in 2003 and 2002 were 7% for both years. The increase of $401,000 was primarily generated by SL-MTI, which experienced higher net engineering costs in the current year, as compared to 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2003 were $22,614,000, a decrease of $662,000, or 3%, which is reflective of the decrease in sales, compared to 2002. As a percentage of net sales, selling, general and administrative expenses in 2003 and 2002 were approximately 21% for both years.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2003 were $1,851,000, a decrease of approximately $783,000, or 30%, compared to 2002. The reduction in 2003 is due primarily to the Company's reduced fixed asset base.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred approximately $1,342,000 in costs. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. Amortization for 2003 was $447,000.

INTEREST INCOME (EXPENSE)

In 2003, interest income was $172,000, compared to $25,000 in 2002. Interest expense in 2003 was $380,000, compared to $2,256,000 in 2002. Included in interest expense in 2002 is the payment of a facility fee of $780,000 resulting from the Company's inability to pay down in full the Former Credit Facility by October 31, 2002. (See Note 10 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K). The decrease in interest expense for 2003 is related to significantly reduced debt levels and lower interest rates.

TAXES

The effective tax rate for 2003 was higher than the statutory rate due primarily to the impact of state income taxes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

                                                              Years Ended December 31,
                                                           -----------------------------
                                                                2002           2001
                                                           (as adjusted)   (as adjusted)
                                                           -----------------------------
                                                                   (in thousands)
NET SALES
Power Electronics Group:
     Condor                                                   $ 38,058       $ 48,742
     Teal                                                       19,608         13,320
                                                              --------       --------
          Total                                                 57,666         62,062
                                                              --------       --------
SL-MTI                                                          23,007         19,262
RFL                                                             27,239         28,446
                                                              --------       --------
Consolidated                                                  $107,912       $109,770
                                                              ========       ========

                                                              Year Ended December 31,
                                                           ----------------------------
                                                                2002           2001
                                                           (as adjusted)  (as adjusted)
                                                           ----------------------------
                                                                   (in thousands)
INCOME (LOSS) FROM OPERATIONS
Power Electronics Group:
     Condor                                                   $  1,457       $ (9,492)
     Teal                                                        1,873            603
                                                              --------       --------
          Total                                                  3,330         (8,889)
                                                              --------       --------
SL-MTI                                                           1,873          1,981
RFL                                                              3,435          3,230
Other expenses and Corporate office                             (5,526)        (5,237)
                                                              --------       --------
Consolidated                                                  $  3,112       $ (8,915)
                                                              ========       ========

Consolidated net sales from continuing operations in 2002 of $107,912,000, a decrease of approximately $1,858,000 (or 2%), as compared to consolidated net sales from continuing operations in 2001. This decrease was due mainly to decreases in the Power Electronics Group of $4,396,000, (or 7%). Within this Group, Condor's net sales decreased approximately $10,684,000 (or 22%), while Teal had an increase in sales of $6,288,000, or 47%. RFL had a decrease in sales of approximately $1,207,000 (or 4%). These decreases were partially offset by an increase in net sales at SL-MTI of $3,745,000 (or 19%). Consolidated net sales for 2002 and 2001 do not include net sales of $29,895,000 and $39,012,000, respectively, relating the combined sales of EME, SL Waber and SurfTech, which are classified as discontinued operations. Net income from continuing operations in 2002 was $801,000, (or $.14 per diluted share), compared to a net loss from continuing operations in 2001 of $8,452,000, (or $1.48 per diluted share). The net income in 2002 included restructuring costs at Condor of $230,000 and special charges included in other expenses of $1,834,000 related to change-of-control and proxy costs.

Although the Power Electronics Group's net sales decreased by $4,396,000 in 2002, operating income increased by $12,219,000, as compared to 2001. This decrease in net sales is primarily related to Condor's withdrawal of a significant portion of its telecommunications-related product line. Operating results in 2002 includes a restructuring charge of $230,000 related to facility consolidation at Condor's Brentwood, New York and Reynosa, Mexico facilities and related severance payments. The 2001 operating results included charges in connection with the write-down of telecommunications-related inventory in the amount of $2,890,000, the restructuring costs related to the closing of the two facilities mentioned above of $3,683,000, and the impairment of intangible assets in connection with the Todd Products acquisition in the amount of $4,145,000.

SL-MTI's net sales in 2002 increased approximately $3,745,000 (or 19%), while operating income decreased approximately $108,000 (or 5%), compared to net sales and income from operations in 2001. Contributing to the increased net sales were significant increases in net sales of DC brushless motors. The decrease in income from operations was due primarily to poor operating efficiencies associated with the rapid increase in sales and an inventory write-off of $387,000.

RFL's net sales in 2002 decreased approximately $1,207,000 (or 4%), and income from operations increased approximately $205,000 (or 6%), compared to net sales and operating income in 2001. Contributing to the decrease in net sales was the weak growth in the U.S. economy, which delayed the capital improvement plans of several large customers in the electric power utility industry. Despite the decrease in net sales, income from operations increased slightly, primarily due to the non-amortization provision of goodwill adopted by the Company in 2002.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2002 was approximately 64%, as compared to approximately 68% in 2001. This improvement is primarily related to the Power Electronics Group and in particular, Condor. Significant improvements were made at Condor, which decreased its percentage of cost of products sold from 73% in 2001 to 67% in 2002. Condor's cost of products sold improved primarily as a result of the substantial reduction of its telecommunications related product line, as well as improved manufacturing efficiencies. The remaining business segments had a relatively constant percentage of cost of products sold to sales on a comparative basis from 2002 to 2001.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2002 were $7,455,000, a decrease of approximately $565,000 (or 7%), as compared to 2001. As a percentage of net sales, engineering and product development expenses in 2002 and 2001 were 7% for both years. The decrease of $565,000 was primarily due to the consolidation of engineering facilities in the Power Electronics Group, which was completed during 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2002 were $23,276,000, a decrease of $842,000, (or 3%,) compared to 2001. As a percentage of net sales, selling, general and administrative expenses in 2002 and 2001 were approximately 21% and 22%, respectively. Included in 2002 are additional accruals for litigation of $1,100,000, and service fees of $400,000. In 2001, selling, general and administrative expenses included $1,300,000 of professional fees related to the possible sale of all or a portion of the Company's business ($765,000 of which was reversed in 2002), $700,000 of bank charges incurred as a result of the default of financial covenants under the Former Credit Facility, an increase of $450,000 in litigation reserves, $300,000 in expenses associated with the contested election of directors and $90,000 in consulting costs related to the restructuring of Condor.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2002 were $2,634,000, a decrease of approximately $1,036,000 (or 28%), compared to 2001. The reduction in 2002 is due primarily to the Company's reduced asset base and the discontinuance of goodwill amortization. The discontinuance of goodwill amortization, which amounted to $491,000 for the year ended December 31, 2001, was the result of the adoption of SFAS No.142 during 2002.

RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

At December 31, 2001, the Company had a restructuring reserve of $1,053,000 related to continuing operations. This restructuring reserve was established in 2001 to provide for anticipated costs associated with the downsizing of Condor. During 2002, the reserve was increased by $230,000, comprised of $90,000 for severance payments and $140,000 for certain exit costs related to the closure of Condor's engineering and sales support office in Brentwood, New York and manufacturing facility in Reynosa, Mexico. All of the restructuring costs were either paid or applied to the write-down of assets during 2002. At December 31, 2002, no amount remained in the Company's restructuring reserve. A summary of the principal components of the restructuring reserve from December 31, 2001 to December 31, 2002, is as follows:

 Restructuring          December 31,                              December 31,
    Accrual                2001       Increases    (Decreases)        2002
------------------------------------------------------------------------------
                                            (in thousands)
Facility costs         $      654      $       15   $     (669)   $       --
Asset write-off               250             125         (375)           --
Professional fees             102              --         (102)           --
Other                          47              --          (47)           --
Severance                      --              90          (90)           --
                       -------------------------------------------------------
Total                  $    1,053      $      230   $   (1,283)   $       --
                       =======================================================

INTEREST INCOME (EXPENSE)

In 2002, interest income was $25,000, compared to $153,000 in 2001. Interest expense in 2002 was $2,256,000, compared to $3,261,000 in 2001. Included in interest expense in 2002 is the payment of a facility fee in the amount of $780,000, due to the Company's inability to pay down in full the Former Credit Facility by October 31, 2002. (See Note 10 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K). The decrease in interest expense for 2002 is related to significantly reduced debt levels and lower interest rates.

TAXES

The effective tax rate for 2002 was lower than the statutory rate due to the recovery of certain tax benefits not previously recognized combined with benefits received related to foreign sales.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company's operations and financial position have not been affected by the adoption of FIN 46. In December 2003, a modification to FIN 46 was issued ("FIN 46R"), which delayed the effective date until no later than fiscal periods ending after March 15, 2004, and provided additional technical clarification to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R.

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company's investments and outstanding debt bear variable interest rates. As of December 31, 2003, debt consists primarily of the Senior Credit Facility, which bears interest at interest rates ranging from prime rate plus fifty basis points to prime rate plus 2%. The Company manufactures some of its products in Mexico and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in interest and foreign currency exchange rates did not have a material impact on the reported earnings for 2003 and are not expected to have a material impact on reported earnings for 2004.

See generally, "Item 1. Description of Business - Risk Factors" and "Item 1. Description of Business - Foreign Operations" in Part I of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the report of Grant Thornton LLP, independent public accountants, are included in
Part IV of this Annual Report on Form 10-K.

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

Arthur Andersen's report on the Company's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, as a result of an impairment charge related to the write-off of intangible assets of Condor at December 31, 2001, the Company was in violation of its net income covenant for the fourth quarter of 2001 under the Former Credit Facility. Additionally, on March 1, 2002, the Company received a notice from its lenders under the Former Credit Facility stating that it was in default due to its failure to meet a scheduled debt reduction.

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

During the Company's fiscal year ended December 31, 2001 and through July 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the fiscal year ended December 31, 2001, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures and requested that Arthur Andersen furnish it a letter stating whether it agreed with the statements herein. The Company has not received a response to that letter and has not been able to obtain it after reasonable efforts. Accordingly, pursuant to Item 304T of Regulation S-K, no response from Arthur Andersen is filed as an exhibit hereto.

During the Company's fiscal year ended December 31, 2001, and the subsequent interim periods through July 18, 2002, the Company did not consult with Grant Thornton LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, or any other matters or events as set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, except as discussed below, as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the fourth quarter of 2003, management conducted an extensive review of its consolidation procedures and accounting for investments, in particular as they relate to a German holding company that held the Company's investment in EME. After an extensive review by management, it was determined that a portion of an expected income tax benefit had been recorded twice in 2001, once at the German subsidiary and once at the parent company. Management disclosed this fact to its independent auditors, Grant Thornton LLP. Grant Thornton subsequently verified management's findings and concluded that this was a material weakness in the system of internal controls in periods prior to the fourth quarter of 2003. Management has enhanced the system of internal controls to address this matter. The audit committee of the Company's board of directors has been advised of this matter.

CHANGES IN INTERNAL CONTROLS: Except as noted above, there have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

It should be noted that any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Apart from certain information concerning the Company's executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company's independent auditor fees and services and other information required by Item 14 of Part III of this Report is incorporated herein by reference to the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The information required by this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 are submitted herewith:

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003:

Current report on Form 8-K filed November 25, 2003 pursuant to Item 2 (Acquisition Or Disposition Of Assets) and Item 9 (Regulation FD Disclosure).

Current report on Form 8-K filed December 12, 2003 pursuant to Item 5 (Other Events).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC.
(Company)

By /s/ Warren Lichtenstein                              Date March 22, 2004
   -----------------------
   Warren Lichtenstein

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

By /s/ Warren Lichtenstein                              Date March 22, 2004
   --------------------------------------------
   Warren Lichtenstein - Chairman of the Board
   and Chief Executive Officer
   (Principal Executive Officer)

By /s/ Glen Kassan                                      Date March 22, 2004
   --------------------------------------------
   Glen Kassan - President and Director

By /s/ David R. Nuzzo                                   Date March 22, 2004
   --------------------------------------------
   David R. Nuzzo - Vice President Finance
   and Administration, Treasurer and Secretary
   (Principal Financial Officer)

By /s/ J. Dwane Baumgardner                             Date March 22, 2004
   --------------------------------------------
   J. Dwane Baumgardner - Director

By /s/ Avrum Gray                                       Date March 22, 2004
   --------------------------------------------
   Avrum Gray - Director

By /s/ James R. Henderson                               Date March 22, 2004
   --------------------------------------------
   James R. Henderson - Director

By /s/ James A. Risher                                  Date March 22, 2004
   --------------------------------------------
   James A. Risher - Director

By /s/ Mark E. Schwarz                                  Date March 22, 2004
   --------------------------------------------
   Mark E. Schwarz - Director

By /s/ Steven Wolosky                                   Date March 22, 2004
   --------------------------------------------
   Steven Wolosky - Director

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #                               Description
---------                               -----------
2.1         Securities Purchase Agreement by and among SL Industries, Inc., SL
            Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol
            Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3,
            2003. Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

3.1         Restated Articles of Incorporation. Incorporated by reference to
            Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended December 31, 2000.

3.2         Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the
            Company's report on Form 10-K for the fiscal year ended December 31, 2000.

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

10.6        1988 Deferred Compensation Agreement with a Certain Officer.
            Incorporated by reference to Exhibit 10.6 to the Company's report on Form 8 dated November 9, 1990.

10.7 1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company's Proxy
            Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.8        Capital Accumulation Plan. Incorporated by reference to the
            Company's report on Form 10K/A for the fiscal period ended July 31, 1994.

10.9        Change-in-Control Agreement dated May 1, 2001 between the Company and James C. Taylor (transmitted herewith).

10.10       Bonus Agreement dated August 5, 2002 between the Company and James
            C. Taylor (transmitted herewith).

10.11       Loan and Security Agreement dated effective January 6, 2003 among
            LaSalle Business Credit LLC, the Agent for Lender, Standard Federal
            National Association, the Lender, SL Industries, Inc. and SL
            Delaware, Inc., Collectively, Borrowers and Condor D.C. Power
            Supplies, Inc., Teal Electronics Corporation, RFL Electronics, Inc.,
            SL Montevideo Technology, Inc., SL Surface Technologies, Inc., SL
            Delaware Holdings, Inc., SL Auburn, Inc., Waber Power Ltd., SLW
            Holdings, Inc., Condor Holdings, Inc. and Cedar Corporation,
            Collectively, Guarantors.

10.12       Management's Agreement between the Company and Steel Partners, Ltd.
            (transmitted herewith).

10.13       Lease Agreement.

14          Code of Conduct and Ethics (transmitted herewith).

21          Subsidiaries of the Company (transmitted herewith).

23          Consent of Independent Accountants (transmitted herewith).

31.1        Certification by Principal Executive Officer pursuant to Rule
            13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

31.2        Same as 31.1 except Principal Financial Officer.

32          Certification by Principal Executive Officer and Principal Financial
            Officer pursuant to Rule 13a or 15d of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                               SL Industries, Inc.
         Index to Financial Statements and Financial Statement Schedule

                                                             Page number in
                                                              this report
Report of Independent Public Accountants                           F2
Previously Issued Arthur Anderson Report                           F3
Consolidated Balance Sheets                                        F4
Consolidated Statements of Operations                              F5
Consolidated Statements of Comprehensive Income (Loss)             F5
Consolidated Statements of Shareholders' Equity                    F6
Consolidated Statements of Cash Flows                              F7
Notes to Consolidated Financial Statements                     F8 to F38
Financial Statement Schedule:
II. Valuation and Qualifying Accounts                             F39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
   SL INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of SL Industries, Inc. and its subsidiaries as of and for the years ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 15, 2002 included an explanatory paragraph that described certain uncertainties regarding the Company's ability to continue as a going concern. As discussed in Note 3, the Company has restated its financial statements for the year ended December 31, 2001 in the current year. The other auditors expressed their opinion prior to such restatement.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the first paragraph above, the consolidated financial statements of SL Industries, Inc. and its subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, the financial statements for December 31, 2002 and 2001 have been restated for an accounting error and to present SL Surface Technologies, Inc. as a discontinued operation. We audited the adjustments described in Note 3 that were applied to restate the 2002 and 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York
March 5, 2004

        THIS IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT.
            THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

THE FINANCIAL STATEMENTS REFERRED TO IN ARTHUR ANDERSEN'S REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THEIR REPORT FOR THE PRESENTATION OF CERTAIN DISCONTINUED OPERATIONS OCCURRING DURING 2003 AND 2002. GRANT THORNTON LLP HAS REPORTED ON THE RESTATEMENT ADJUSTMENTS. SEE GRANT THORNTON'S REPORT ON F-2, INCLUDED HEREIN AND NOTE 3 IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K.

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

/s/ Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                2003              2002
                                                                                              (as adjusted)
                                                                           --------------    --------------
ASSETS

Current assets:

   Cash and cash equivalents                                               $    3,501,000    $    3,539,000

   Receivables, net                                                            13,064,000        17,572,000

   Note receivable                                                              1,000,000                 -

   Inventories, net                                                            11,009,000        13,720,000

   Prepaid expenses                                                             1,066,000           654,000

   Net current assets held for sale                                                     -        24,148,000

   Deferred income taxes, net                                                   3,947,000         2,690,000
                                                                           --------------    --------------

        Total current assets                                                   33,587,000        62,323,000
                                                                           --------------    --------------

Property, plant and equipment, net                                              9,547,000        10,113,000

Deferred income taxes, net                                                      2,308,000         5,118,000

Goodwill, net                                                                  10,303,000        10,303,000

Other intangible assets, net                                                      980,000         1,085,000

Other assets and deferred charges                                               1,696,000         1,725,000
                                                                           --------------    --------------

        Total assets                                                       $   58,421,000    $   90,667,000
                                                                           ==============    ==============

LIABILITIES

Current liabilities:

   Debt, current portion                                                   $      887,000    $   17,557,000

   Accounts payable                                                             3,818,000         5,297,000

   Accrued income taxes                                                         1,203,000         1,952,000

   Net current liabilities held for sale                                                -        15,033,000

   Accrued liabilities:

     Payroll and related costs                                                  5,665,000         4,907,000

     Other                                                                      5,402,000         7,470,000
                                                                           --------------    --------------

        Total current liabilities                                              16,975,000        52,216,000
                                                                           --------------    --------------

Debt, less current portion                                                      2,015,000                 -

Deferred compensation and supplemental retirement benefits                      3,904,000         3,875,000

Other liabilities                                                                 946,000         1,593,000
                                                                           --------------    --------------

        Total liabilities                                                  $   23,840,000    $   57,684,000
                                                                           --------------    --------------

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized, 6,000,000 shares; none
  issued                                                                   $            -    $            -

Common stock, $.20 par value; authorized, 25,000,0000 shares;
  issued 8,298,000 shares                                                       1,660,000         1,660,000

Capital in excess of par value                                                 38,863,000        38,820,000

Retained earnings                                                               9,018,000         7,698,000

Treasury stock at cost, 2,356,000 and 2,398,000 shares, respectively          (14,960,000)      (15,195,000)
                                                                           --------------    --------------
        Total shareholders' equity                                             34,581,000        32,983,000
                                                                           --------------    --------------
        Total liabilities and shareholders' equity                         $   58,421,000    $   90,667,000
                                                                           ==============    ==============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2003              2002              2001
                                                                                      (as adjusted)      (as adjusted)
Net sales                                                           $  105,284,000    $  107,912,000    $  109,770,000
                                                                    --------------    --------------    --------------

Cost and expenses:

  Cost of products sold                                                 66,010,000        69,371,000        75,049,000
  Engineering and product development                                    7,856,000         7,455,000         8,020,000
  Selling, general and administrative                                   22,614,000        23,276,000        24,118,000
  Depreciation and amortization                                          1,851,000         2,634,000         3,670,000
  Restructuring costs                                                            -           230,000         3,683,000
  Asset impairment                                                         275,000                 -         4,145,000
  Special charges                                                                -         1,834,000                 -
                                                                    --------------    --------------    --------------
Total cost and expenses                                                 98,606,000       104,800,000       118,685,000
                                                                    --------------    --------------    --------------
Income (loss) from operations                                            6,678,000         3,112,000        (8,915,000)
                                                                    --------------    --------------    --------------
Other income (expense):
  Deferred financing costs                                                (447,000)                -                 -
  Interest income                                                          172,000            25,000           153,000
  Interest expense                                                        (380,000)       (2,256,000)       (3,261,000)
                                                                    --------------    --------------    --------------
Income (loss) from continuing operations before income taxes             6,023,000           881,000       (12,023,000)
Income tax provision (benefit)                                           2,281,000            80,000        (3,571,000)
                                                                    --------------    --------------    --------------
Income (loss) from continuing operations                                 3,742,000           801,000        (8,452,000)
Loss from discontinued operations (net of tax)                          (2,422,000)       (1,271,000)       (2,927,000)
                                                                    --------------    --------------    --------------
Net income (loss)                                                   $    1,320,000    $     (470,000)   $  (11,379,000)
                                                                    ==============    ==============    ==============

Basic net income (loss) per common share

Income (loss) from continuing operations                            $         0.63    $         0.14    $        (1.48)
Loss from discontinued operations (net of tax)                               (0.41)            (0.22)            (0.52)
                                                                    --------------    --------------    --------------
Net income (loss)                                                   $         0.22    $        (0.08)   $        (2.00)
                                                                    ==============    ==============    ==============

Diluted net income (loss) per common share

Income (loss) from continuing operations                            $         0.63    $         0.14    $        (1.48)
Loss from discontinued operations (net of tax)                               (0.41)            (0.22)            (0.52)
                                                                    --------------    --------------    --------------
Net income (loss)                                                   $         0.22    $        (0.08)   $        (2.00)
                                                                    ==============    ==============    ==============

Shares used in computing basic net income (loss)
  per common share                                                       5,917,000         5,867,000         5,698,000
Shares used in computing diluted net income (loss)
  per common share                                                       5,956,000         5,867,000         5,698,000

                               SL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2003              2002             2001
                                                                    --------------    --------------    --------------
                                                                                      (as adjusted)     (as adjusted)
Net income (loss)                                                   $    1,320,000    $     (470,000)   $  (11,379,000)
Other comprehensive income (loss):
  Currency translation adjustment (net of tax)                                   -             5,000           (67,000)
                                                                    --------------    --------------    --------------
Comprehensive income (loss)                                         $    1,320,000    $     (465,000)   $  (11,446,000)
                                                                    ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Common Stock
                               ----------------------------------------------------
                                                                                                                     Accumulated
                                       Issued                Held In Treasury          Capital in                       Other
                               ----------------------------------------------------    Excess of       Retained     Comprehensive
                                 Shares     Amount        Shares          Amount       Par Value       Earnings     Income (Loss)
                               --------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000      8,298,000  $ 1,660,000  $ (2,639,000)  $ (16,374,000)  $ 38,455,000  $  19,547,000     $  62,000
Net loss                                                                                              (11,379,000)
Other, including exercise of
  employee stock options and
  related income tax benefits                                                              440,000
Treasury stock sold                                         134,000         847,000        130,000
Treasury stock purchased                                    (82,000)       (846,000)
Current year translation
  adjustment                                                                                                            (67,000)
                               ------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001      8,298,000  $ 1,660,000  $ (2,587,000)  $ (16,373,000)  $ 39,025,000  $   8,168,000     $  (5,000)
                               ================================================================================================
Net loss                                                                                                 (470,000)
Other, including exercise of
  employee stock options and
  related income tax benefits                               171,000       1,089,000       (221,000)
Treasury stock sold                                         188,000       1,191,000         16,000
Treasury stock purchased                                   (170,000)     (1,102,000)
Reclassification of foreign
  currency translation gain
  realized upon the sale of
  foreign entity                                                                                                       (543,000)
Current year translation
  adjustment                                                                                                            548,000
                               ------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002      8,298,000  $ 1,660,000  $ (2,398,000)  $ (15,195,000)  $ 38,820,000  $   7,698,000     $       -
                               ================================================================================================
Net income                                                                                              1,320,000
Other, including exercise of
  employee stock options and
  related income tax benefits                                20,000         143,000          6,000
Treasury stock sold                                         171,000       1,070,000         37,000
Treasury stock purchased                                   (149,000)       (978,000)
                               ------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003      8,298,000  $ 1,660,000  $ (2,356,000)  $ (14,960,000)  $ 38,863,000  $   9,018,000     $       -
                               ================================================================================================

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                   2003             2002           2001
                                                               ---------------------------------------------
                                                                               (as adjusted)   (as adjusted)
OPERATING ACTIVITIES:
  Income (loss) from continuing operations                     $   3,742,000   $     801,000   $  (8,452,000)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
   activities:
     Depreciation                                                  1,654,000       1,997,000       2,180,000
     Amortization                                                    197,000         637,000       1,490,000
     Non cash restructuring charges                                        -          35,000         230,000
     Impairment of intangibles                                       275,000               -       4,145,000
     Write-down of inventory                                               -               -       2,890,000
     Provisions for losses on accounts receivable                     23,000         109,000         469,000
     Additions to other assets                                      (346,000)        257,000          26,000
     Cash surrender value of life insurance policies                  21,000         (31,000)      (901,000)
     Deferred compensation and supplemental retirement
      benefits                                                       458,000         516,000         509,000
     Deferred compensation and supplemental retirement
      benefit payments                                              (545,000)     (2,073,000)       (439,000)
     Decrease (increase) in deferred income taxes                  2,122,000         819,000      (1,721,000)
     Loss on sales of equipment                                        9,000          43,000          13,000
     Investment in Kreiss Johnson                                          -               -         107,000
     Changes in operating assets and liabilities, excluding
      effects of business acquisitions and dispositions:
       Accounts receivable                                         4,366,000       3,679,000      (2,560,000)
       Inventories                                                 2,711,000       2,763,000       1,970,000
       Prepaid expenses                                             (410,000)         54,000         302,000
       Accounts payable                                           (1,508,000)     (2,801,000)     (3,001,000)
       Other accrued liabilities                                  (1,940,000)        301,000        (755,000)
       Accrued income taxes                                       (1,312,000)      1,668,000       1,656,000
                                                               -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $   9,517,000   $   8,774,000   $  (1,842,000)
                                                               -------------   -------------   -------------
INVESTING ACTIVITIES:
  Proceeds from sale of net assets of subsidiaries                 7,600,000               -       1,053,000
  Proceeds from sales of equipment                                         -         167,000               -
  Purchases of property, plant and equipment                      (1,616,000)     (1,466,000)     (1,039,000)
  Decrease in notes receivable                                         2,000           1,000          14,000
  Proceeds from cash surrender value of life insurance
   policies                                                                -      10,676,000         880,000
                                                               -------------   -------------   -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      $   5,986,000   $   9,378,000   $     908,000
                                                               -------------   -------------   -------------
FINANCING ACTIVITIES:
  Change in deferred financing charges                               246,000      (1,141,000)              -
  Proceeds from life insurance policy                                      -               -         256,000
  Net proceeds from Senior Credit Facility                         3,518,000      18,800,000      24,447,000
  Payments to Revolving Credit Facility                          (17,557,000)    (36,903,000)    (24,100,000)
  Payments of term loans                                            (616,000)              -               -
  Proceeds from stock options exercised                              149,000         867,000         440,000
  Treasury stock (acquired) sold                                     129,000         105,000         131,000
                                                               -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            $ (14,131,000)  $ (18,272,000)  $   1,174,000
                                                               -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS            (1,410,000)      1,193,000       2,226,000
                                                               -------------   -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            (38,000)      1,073,000       2,466,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,539,000       2,466,000               -
                                                               -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   3,501,000   $   3,539,000   $   2,466,000
                                                               =============   =============   =============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND: SL Industries, Inc. (the "Company"), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, power motion, power protection equipment, teleprotection and specialized communication equipment that is used in a variety of medical, aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to original equipment manufacturers, the electric utility industry, and, to a lesser extent, commercial distributors. The Company's customer base is primarily located in the United States.

LIQUIDITY: On January 6, 2003, the Company entered into a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages and EBITDA levels, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility (see Note 10). The proceeds at closing from the Senior Credit Facility were used to repay the Company's former credit facility and for working capital needs. At December 31, 2003, the outstanding balance under the Senior Credit Facility was $2,902,000, with borrowing availability thereunder of $11,128,000. In addition, at December 31, 2003 the Company maintained a cash balance of $3,501,000.

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS: Reclassifications, when applicable, are made to the prior year consolidated financial statements to conform with the current year presentation.

CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2003 and December 31, 2002, cash and cash equivalents were held principally at two financial institutions.

REVENUE RECOGNITION: Revenue is recognized when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determined and collectibility is probable. Generally, those criteria are met at the time the product is shipped. Provisions are made at the time the related revenue is recognized for product returns, product warranties, rebates, certain stock scrap programs with distributors and other sales incentives offered by the Company to its customers. Freight revenues billed to customers are included in net sales and expenses for shipping products are included in cost of sales.

ACCOUNTS RECEIVABLE: The Company's accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $365,000 and $270,000 for 2003 and 2002, respectively. The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

GOODWILL AND OTHER INTANGIBLES: In June 2001, FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives and will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and implemented the remaining provisions during 2002.

LONG-LIVED ASSETS: As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses the recoverability of the asset either by estimated cash flows or independent appraisals.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Environmental expenditures that relate to former business units are reported as part of discontinued operations. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are they reduced by potential claims for recovery from the Company's insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.

DEBT ISSUANCE COSTS: Costs incurred in securing long-term debt are deferred and amortized over the term of the related debt, which approximate the interest method of amortization.

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2003, 2002 and 2001, these costs were $423,000, $605,000, and $727,000, respectively.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For 2003, 2002 and 2001, these costs were $296,000, $310,000, and $416,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For 2003, 2002 and 2001, these costs were $2,659,000, $2,572,000, and
$2,549,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A provision has been made for US and state income taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. As of December 31, 2003, $694,000 of such undistributed earnings were expected to be permanently reinvested.

FOREIGN CURRENCY CONVERSION: The Company's Mexican subsidiaries' functional currency is U.S. dollars, conversion gains or losses resulting from these foreign currency transactions are included in the accompanying consolidated statements of operations. Through November 2001, a foreign currency loan was used to hedge the value of the investment in the Company's German operating subsidiary. Gains and losses on the translation of this foreign currency loan to U.S. dollars were not included in the statement of operations but shown as a separate component of shareholders' equity. The Company's German subsidiary was sold on January 6, 2003. Accordingly, gains or losses related to its currency translation included in shareholders' equity had been included with the sale of that subsidiary in discontinued operations.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to product warranty costs, accrued liabilities related to litigation, allowance for doubtful accounts, allowance for inventory obsolescence and environmental costs.

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

The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per common share calculations:

                                              Income (loss)     Shares     Per share amount
For the Year Ended December 31, 2003:
Basic net income per common share            $    1,320,000    5,917,000    $         0.22
Effect of dilutive securities                            --       39,000                --
                                             ----------------------------------------------
Dilutive net income per common share         $    1,320,000    5,956,000    $         0.22

For the Year Ended December 31, 2002:
Basic net loss per common share              $     (470,000)   5,867,000    $        (0.08)
Effect of dilutive securities                            --           --                --
                                             ----------------------------------------------
Dilutive net loss per common share           $     (470,000)   5,867,000    $        (0.08)

For the Year Ended December 31, 2001:
Basic net loss per common share              $  (11,379,000)   5,698,000    $        (2.00)
Effect of dilutive securities                            --           --                --
                                             ----------------------------------------------
Dilutive net loss per common share           $  (11,379,000)   5,698,000    $        (2.00)
                                             ----------------------------------------------

For the year ended December 31, 2003, 490,000 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock. For the years ended December 31, 2002 and December 31, 2001, 533,000 and 1,268,000 stock options, respectively, were excluded from the dilutive computations because their effect would have been anti-dilutive.

STOCK BASED COMPENSATION: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $290,000 in compensation expense related to stock option arrangements.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per common share would have been as follows:

                                                            Year Ended        Year Ended        Year Ended
                                                           December 31,      December 31,      December 31,
                                                               2003              2002              2001
                                                                                              (as adjusted)
                                                          --------------------------------------------------
Net income (loss), as reported                            $    1,320,000    $     (470,000)   $  (11,379,000)
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                                --                --                --
                                                          --------------------------------------------------

Deduct: Total stock-based employee
compensation expense determined under fair value
   based method for awards granted, modified, or
   settled, net of related tax effects                          (612,000)         (684,000)         (739,000)
                                                          --------------------------------------------------
Pro forma net income (loss)                               $      708,000    $   (1,154,000)   $  (12,118,000)
                                                          ==================================================

Earnings (loss) per share:
    Basic - as reported                                   $         0.22    $        (0.08)   $        (2.00)
    Basic - pro forma                                     $         0.12    $        (0.20)   $        (2.13)

    Diluted - as reported                                 $         0.22    $        (0.08)   $        (2.00)
    Diluted - pro forma                                   $         0.12    $        (0.20)   $        (2.13)
                                                          ==================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              Year Ended      Year Ended     Year Ended
                                             December 31,    December 31,    December 31,
                                                 2003            2002            2001
                                             --------------------------------------------
Expected dividend yield                            0.0%           0.0%           0.0%
Expected stock price volatility                  66.18%         62.55%         45.95%
Risk-free interest rate                           2.69%          4.28%           5.0%
Expected life of stock option                   5 years        5 years        7 years
                                             ============================================

RECENT ACCOUNTING PRONOUNCEMENTS: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. At the beginning of the year 2003, the Company adopted this statement, which did not have an impact on its consolidated financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. At the beginning of the year 2003, the Company adopted the provisions of this statement, which did not have an impact on the Company's financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the liability be recorded in the guarantor's balance sheet upon the issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities (see Note 11). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45, which did not have an impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that adoption of the provisions of FIN 46 did not have an impact on its consolidated financial position or results of operations. In December 2003, a modification to FIN 46 was issued ("FIN 46R") which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarification to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has determined that adoption of Issue No. 00-21 did not have a material impact on its consolidated financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS No. 149 had no impact on the Company's consolidated financial position or results of operations.

NOTE 2. BUSINESS ACQUISITIONS

RFL ELECTRONICS INC.

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

CONDOR D.C. POWER SUPPLIES, INC.

On July 27, 1999, Condor D.C. Power Supplies, Inc. ("Condor"), a wholly-owned subsidiary of the Company, acquired certain of the net operating assets of Todd Products Corporation and Todd Power Corporation (together, "Todd Products"). The Company paid $7,430,000 comprised of $3,700,000 in cash and assumption of debt equal to approximately $3,730,000. Condor also entered into a ten-year consulting agreement with the chief executive officer of Todd Products for an aggregate consulting fee of $1,275,000 to be paid in quarterly installments over three years. Todd Products was a leading supplier of high quality power supplies to the datacom, telecommunications and computer industries. The acquisition was accounted for using the purchase method. Accordingly, the aggregate purchase price was allocated to the net assets acquired, based on their respective fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net tangible assets acquired of $4,665,000, with $3,390,000 allocated to goodwill and $1,275,000 allocated to the consulting agreement. During 2001, an evaluation of the remaining value of the Company's goodwill and the consulting agreement related to Todd Products was undertaken, resulting in the write-off of the remaining unamortized balance of $4,145,000 due to the impairment of assets, including the consulting agreement acquired in connection with the acquisition of Todd Products (see Notes 16 and 18).

NOTE 3. DISCONTINUED OPERATIONS AND RESTATEMENT

SL WABER - Discontinued Operations

Effective August 27, 2001, substantially all of the assets of SL Waber, Inc. ("SL Waber") and the stock of Waber de Mexico S.A. de C.V. were sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and hereafter. Net sales from discontinued operations for the year ended 2001 was $10,316,000. The after-tax operating loss from discontinued operations for 2001 was $3,947,000. The provision for income or loss from discontinued operations reflected in the accompanying consolidated statements of operations includes the loss recognized in 2001 from the sale of the assets of SL Waber of $2,745,000 and the income or losses of the subsidiary's operations during all periods presented through December 31, 2001, net of the expected tax benefits applicable thereto.

ELEKTRO-METALL EXPORT GMBH - Discontinued Operations

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). EME is a producer of electronic actuation devices and cable harness systems sold to original equipment manufacturers in the aerospace and automotive industries. Its operations are located in Ingolstadt, Germany and Paks, Hungary. In consideration for 100% of the issued and outstanding capital stock of EME, the purchaser paid $8,000,000, consisting of cash of $4,000,000 paid at closing and $4,000,000 of purchaser notes. In addition, EME made a distribution of $2,000,000 to the Company prior to closing. The purchaser notes are comprised of a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bears interest at an annual rate of 12% and matures April 3, 2004.

In December 2002, the Board of Directors authorized the sale of EME, which was a separate reportable segment of the Company. EME is distinguishable as a component of the Company and met the criteria as held for sale under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, related operating results of EME have been reported as discontinued operations for the years ended December 31, 2002 and 2001. At December 31, 2002, the Company recorded a provision of $1,631,000 ($.28 per share), net of related income taxes, to reduce the carrying value of EME to its fair value less costs to dispose.

Revenue and net income before income taxes from the discontinued operations of EME (exclusive of the impairment provision) were as follows:

                                 Years Ended December 31,
                                 ------------------------
                                    2002          2001
                                 ------------------------
                                      (in thousands)
Revenues                         $   27,658    $   25,610
Net income before income taxes   $    3,049    $    3,436
                                 ========================

EME - RESTATEMENTS

During the fourth quarter of 2003, the Company identified an accounting error that requires restatement related to its consolidated statement of operations for the year ended December 31, 2001 and the consolidated balance sheet for the year ended December 31, 2002. This matter relates to an income tax benefit of $729,000 and recoverable income tax asset recorded in 2001 related to EME. EME was sold on January 6, 2003, and has been classified as discontinued operations for all periods presented. The above adjustment is currently reflected in discontinued operations for 2001. The effect of the adjustment on the December 31, 2002 consolidated balance sheet was not material. The prior periods affected have also been restated to reflect the sale of SurfTech, which has been reclassified as discontinued operations for all periods presented, in accordance with the provisions of SFAS 144. Below is a summary of the correction:

                            As previously reported        Restated
                            ----------------------     --------------
Net loss                        $   10,650,000         $   11,379,000
Recoverable income taxes             4,355,000              3,626,000

SL SURFACE TECHNOLOGIES, INC. - Discontinued Operations

During the third quarter of 2003, the Company completed a strategic review of its subsidiary, SL Surface Technologies, Inc. ("SurfTech"). As a result of that review, an impairment charge of $703,000 was recorded during the quarter ending September 30, 2003. Included in the $703,000 is a charge of $275,000, which was recorded against the carrying value of the real property where SurfTech conducted operations, as determined by an independent third party appraiser. An impairment charge of $428,000 was also recorded during that quarter against certain machinery and equipment being utilized by SurfTech.

On November 24, 2003, the Company sold the operating assets of SurfTech. The sale included current assets and equipment used by SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten year lease with the buyer. As a result of the sale, the Company recorded an after tax loss of $442,000, which included severance, closing costs and a required contribution to a union pension plan discussed more fully below. In addition, as a result of the sale, the Company reclassified the $428,000 asset impairment charge described above as part of discontinued operations.

SurfTech had made contributions, based on rates per hour, as specified in two union agreements, to two union-administered defined benefit multi-employer pension plans. Under the multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan's unfunded vested benefits liability. During 2003 the Company withdrew from both plans and recorded a total charge of $684,000 regarding the Company's withdrawal from the two plans.

Revenue and net income before income taxes from the discontinued operations of SurfTech (exclusive of the loss on the sale of net assets) were as follows:

                                         Years Ended December 31,
                                  --------------------------------------
                                      2003         2002          2001
                                  --------------------------------------
                                              (in thousands)
Revenues                          $     1,840    $   2,237     $   3,087
                                  --------------------------------------
Net (loss) before income taxes    $    (2,941)   $  (1,994)    $  (1,423)
                                  ======================================

The following table represents the restatement required to present EME and SurfTech as a discontinued operation for the periods presented.

ASSETS AND LIABILITIES HELD FOR SALE INCLUDE THE FOLLOWING:

                                   December 31,
                                       2002
                                  (in thousands)
                                  --------------
Assets:
Cash                               $      3,089
Accounts receivable                       6,004
Inventory                                 4,895
Property and equipment, net               7,467
Other                                     2,693
                                   ------------
                                   $     24,148

Liabilities:
Accounts payable                          3,659
Accrued liabilities                       7,293
Debt                                      4,081
                                   ------------
                                   $     15,033
                                   ============

DECEMBER 31, 2002

                                                 As Previously      SurfTech           EME
                                                    Reported       Adjustment      Restatement        As Adjusted
                                                                           (in thousands)
                                                 -----------------------------------------------------------------
Current assets                                   $       38,634   $       (459)   $           --      $     38,175
Assets held for sale                                     22,950          1,198                --            24,148
Long lived and other assets                              29,083           (739)               --            28,344
                                                 -----------------------------------------------------------------
Total assets                                     $       90,667   $         --    $           --      $     90,667

Current liabilities                              $       36,537   $        (83)   $          729      $     37,183
Liabilities held for sale                                14,950             83                --            15,033
Long term liabilities                                     5,468             --                --             5,468
                                                 -----------------------------------------------------------------
Total liabilities                                $       56,955   $         --    $          729      $     57,684

Equity                                                   33,712             --              (729)           32,983
Total equity and liabilities                     $       90,667   $         --    $           --      $     90,667
                                                 =================================================================

YEAR ENDING DECEMBER, 31 2002

                                                 As Previously      SurfTech       Environmental
                                                   Reported        Adjustment     Reclassification     As Adjusted
                                                                           (in thousands)
                                                 -----------------------------------------------------------------
Net sales                                        $     110,149    $     (2,237)     $         --      $    107,912
Costs and expenses                                     109,722          (3,976)             (946)          104,800
                                                 -----------------------------------------------------------------
Income from operations                                     427           1,739               946             3,112
Other income (expense)                                  (2,429)            198                --            (2,231)
                                                 -----------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                  (2,002)          1,937               946               881
Income tax provision (benefit)                            (755)            449               386                80
                                                 -----------------------------------------------------------------
Income (loss) from continuing operations                (1,247)          1,488               560               801
Income (loss) from discontinued operations                 777          (1,488)             (560)           (1,271)
                                                 -----------------------------------------------------------------
Net (loss)                                       $        (470)   $         --      $         --      $       (470)
                                                 =================================================================

YEAR ENDING DECEMBER, 31 2001

                                                 As Previously      SurfTech        Environmental        EME
                                                   Reported        Adjustment     Reclassification    Restatement   As Adjusted
                                                                                 (in thousands)
                                                 -----------------------------------------------------------------------------
Net sales                                        $     112,857    $     (3,087)     $         --      $       --    $  109,770
Costs and expenses                                     123,826          (4,808)             (333)             --       118,685
                                                 -----------------------------------------------------------------------------
Income from operations                                 (10,969)          1,721               333              --        (8,915)
Other income (expense)                                  (3,108)             --                --              --        (3,108)
                                                 -----------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes                      (14,077)          1,721               333              --       (12,023)
Income tax provision (benefit)                          (4,382)            675               136              --        (3,571)
                                                 -----------------------------------------------------------------------------
Income (loss) from continuing
operations                                              (9,695)          1,046               197              --        (8,452)
(Loss) from discontinued operations                       (955)         (1,046)             (197)           (729)       (2,927)
                                                 -----------------------------------------------------------------------------
Net (loss)                                       $     (10,650)   $         --      $         --      $     (729)   $  (11,379)
                                                 =============================================================================

NOTE 4. INCOME TAXES

Income (loss) from continuing operations before provision for income taxes consists of the following:

                                    Years Ended December 31,
                          ---------------------------------------------
                                             2002             2001
                              2003       (as adjusted)    (as adjusted)
                          ---------------------------------------------
                                         (in thousands)
U.S.                      $    5,724      $    407        $     (13,972)
Non-U.S.                         299           474                1,949
                          ---------------------------------------------
                          $    6,023      $    881        $     (12,023)
                          =============================================

The provision (benefit) for income taxes from continuing operations consists of the following:

                                    Years Ended December 31,
                          ---------------------------------------------
                                            2002              2001
                              2003      (as adjusted)     (as adjusted)
                          ---------------------------------------------
                                       (in thousands)
Current:
    Federal               $        32    $      (691)      $       367
    International                 144            283               636
    State                         158             30               487
Deferred:
    Federal                     1,576            567            (4,176)
    International                  --             --                --
    State                         371           (109)             (885)
                          --------------------------------------------
                          $     2,281    $        80       $    (3,571)
                          ============================================

The pre-tax domestic loss incurred in 2002 was carried back to prior years resulting in recoverable income taxes of approximately $1,992,000.

Income tax benefits related to discontinued operations for 2003 and 2001 were $1,097,000 and $1,065,000, respectively. The provision for income taxes related to discontinued operations for 2002 was $113,000.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and December 31, 2002 are as follows:

                                                                                       December 31,
                                                                       December 31,        2002
                                                                           2003        (as adjusted)
                                                                       -----------------------------
                                                                              (in thousands)
Deferred Tax Assets:
  Deferred compensation                                                $      1,836    $      1,888
  Inventory valuation                                                           925           1,014
  Tax loss carryforwards                                                        701           1,178
  Tax credit carryforwards                                                    1,427             911
  Other                                                                         964           3,311
                                                                       ----------------------------
                                                                              5,853           8,302

  Less valuation allowances                                                    (352)            (46)
                                                                       ----------------------------
                                                                              5,501           8,256
Deferred Tax Liabilities:
  Accelerated depreciation and amortization                                     803             908
                                                                       ----------------------------
                                                                              4,698           7,348
                                                                       ----------------------------
Assets and Liabilities Related to Discontinued Operations, net                1,557             460
                                                                       ----------------------------
                                                                       $      6,255    $      7,808
                                                                       ============================

As of December 31, 2003, the Company had net operating loss carryforwards for both U.S. federal and state income tax purposes. As of December 31, 2003, the Company's net operating loss carryforwards were $1,705,000 for U.S. federal income tax purposes. These losses can be carried forward 20 years and will expire in 2022.

The tax benefits of the U.S. Federal loss carryforwards at the current statutory rate were $580,000 as of December 31, 2003. The tax benefits of the state loss carryforwards at the current statutory rates were $121,000. The tax benefits for state loss carryforwards will begin expiring in 2012.

As of December 31, 2003 and December 31, 2002, the Company's gross foreign tax credits totaled approximately $1,167,000 and $911,000, respectively. These credits can be carried forward for five years, and will expire between 2004 and 2008.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that the $6,255,000 of net deferred tax assets as of December 31, 2003 will be realized. The Company has an allowance of $352,000 provided against the gross deferred tax asset.

Following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates:

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                                 2002            2001
                                                     2003    (as adjusted)    (as adjusted)
                                                     --------------------------------------
Statutory rate                                        34%         34%             (34%)
Tax rate differential on Foreign Sales
Corporation/Extraterritorial Income Exclusion
benefit earnings                                      (2)        (15)               1
International rate differences                         1           8               --
State income taxes, net of federal income tax          5          --               (2)
Taxable gain from surrender of life insurance
policies                                              --          --                9
Other                                                 --         (18)              (4)
                                                     --------------------------------------
                                                      38%          9%             (30%)
                                                     ======================================

NOTE 5. RECEIVABLES

Receivables consist of the following:

                                                     December 31,    December 31,
                                                         2003            2002
                                                                     (as adjusted)
                                                     -----------------------------
                                                            (in thousands)
Trade receivables                                    $     12,656    $     13,874
Less allowances for doubtful accounts                        (365)           (270)
                                                     ----------------------------
                                                           12,291          13,604
Recoverable income taxes                                      406           1,992
Other                                                         367           1,976
                                                     ----------------------------
                                                     $     13,064    $     17,572
                                                     ============================

Recoverable income taxes of $1,949,000 were received during 2003 along with $1,654,000 recorded as other receivables, primarily related to tax refunds from EME.

NOTE 6. CONCENTRATIONS OF CREDIT RISK

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

NOTE 7. INVENTORIES

Inventories consist of the following:


                                                            December 31,
                                         December 31,           2002
                                            2003           (as adjusted)
                                         -----------       ------------
                                               (in thousands)
Raw materials                             $    8,384       $      9,924
Work in process                                3,769              4,014
Finished goods                                 1,494              2,367
                                         -----------       ------------
                                              13,647             16,305
Less allowances                               (2,638)            (2,585)
                                         -----------       ------------
                                          $   11,009        $    13,720
                                         ============      ============

The above includes certain inventories, which are valued using the LIFO method, which aggregated $3,307,000 and $3,469,000 as of December 31, 2003 and December 31, 2002, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2003 and December 31, 2002 was approximately $457,000 and $265,000, respectively.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           December 31,
                                         December 31,          2002
                                             2003          (as adjusted)
                                         -----------       ------------
                                                  (in thousands)
Land                                     $      1,149      $      1,149
Buildings and leasehold improvements            6,772             6,894
Equipment and other property                   15,194            13,970
                                         ------------      ------------
                                               23,115            22,013
Less accumulated depreciation                 (13,568)          (11,900)
                                         ------------      ------------
                                         $      9,547      $     10,113
                                         ============      ============

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                 December 31, 2003                      December 31, 2002
                                       ------------------------------------   ------------------------------------
                                         Gross     Accumulated                  Gross     Accumulated
                                         Value     Amortization  Net Value      Value     Amortization  Net Value
                                       ----------  ------------  ----------   ----------  ------------  ---------
                                                                     (in thousands)
Goodwill                               $   12,167   $    1,864   $   10,303   $   12,167   $    1,864   $   10,303
                                       ----------   ----------   ----------   ----------   ----------   ----------
Patents                                       946          594          352          938          523          415
Covenant Not To Compete                       110          110           --        2,980        2,980           --
Trademarks                                    922          319          603          922          282          640
Other                                         501          476           25          501          471           30
                                       ----------   ----------   ----------   ----------   ----------   ----------
   Other Intangible Assets                  2,479        1,499          980        5,341        4,256        1,085
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       $   14,646   $    3,363   $   11,283   $   17,508   $    6,120   $   11,388
                                       ==========   ==========   ==========   ==========   ==========   ==========

The Company conducted its initial test for impairment of goodwill and other intangible assets in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded as a result of the initial impairment test. The Company also tested goodwill for impairment in the fourth quarter of 2002 and recorded a charge to reduce goodwill in the amount of $556,000 related to SurfTech. This charge has been reclassified to discontinued operations for fiscal 2002. There were no impairment charges related to goodwill and intangible assets recorded during 2003.

In addition, the goodwill related to EME in the amount of $2,431,000 was included in the basis of the loss calculation related to the sale of that subsidiary, classified as discontinued operations. The assets and liabilities of EME are classified as held for sale for the period ended December 31, 2002 and are excluded from the intangible asset table.

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $111,000 per year.

Amortization expense for 2003, 2002, and 2001 was $113,000, $431,000 and $398,000, respectively.

The following table reflects the adjustment to exclude goodwill amortization expense (including related tax effects) recognized in the prior periods as presented (in thousands, except per share amounts):

                                                Years Ended December 31,
                                         2003           2002            2001
                                                    (as adjusted)   (as adjusted)
                                      ----------    -------------   ------------
                                                   (in thousands)
Reported net income (loss)            $    1,320     $     (470)     $  (11,379)
Add back goodwill amortization                --             --             491
                                      ----------     ----------      ----------
Adjusted net income (loss)            $    1,320     $     (470)     $  (10,888)
                                      ----------     ----------      ----------
Income (loss) per share - basic
Reported net income (loss)            $     0.22     $    (0.08)     $    (2.00)
Goodwill amortization                         --             --            0.09
                                      ----------     ----------      ----------
Adjusted net income (loss)            $     0.22     $    (0.08)     $    (1.91)
                                      ----------     ----------      ----------
Income (loss) per share - diluted
Reported net income (loss)            $     0.22     $    (0.08)     $    (2.00)
Goodwill amortization                         --             --            0.09
                                      ----------     ----------      ----------
Adjusted net income (loss)            $     0.22     $    (0.08)     $    (1.91)
                                      ==========     ==========      ==========

NOTE 10.  DEBT

Debt consists of the following:

                                      December 31,  December 31,
                                         2003          2002
                                      -----------   ------------
                                            (in thousands)
Revolving line of credit               $    327      $ 17,557
Term Loan A                               1,992            --
Term Loan B                                 583            --
                                       --------      --------
                                          2,902        17,557

Less current portion                       (887)      (17,557)
                                       --------      --------
Long term debt                         $  2,015      $     --
                                       ========      ========

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

As of December 31, 2002, outstanding borrowings under the Former Credit Facility were $17,557,000. The weighted average interest rate on borrowings during 2002 was 6.56% (weighted average interest rate was 10.01% after factoring in the facility fee of $780,000). The Former Credit Facility matured on December 31, 2002. The Company did not retire the Former Credit Facility until January 6, 2003, and therefore, was in technical default thereunder at December 31, 2002.

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory and an original overadvance amount of $1,500,000, which is reduced pro-rata over a two-year term. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverages, "EBITDA" levels and maximum levels of capital expenditures, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis (.5%) points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At December 31, 2003, the outstanding revolving loan balance was $327,000 and the outstanding term loan balances were $1,992,000 and $583,000, or a total of $2,902,000. Availability under the Senior Credit Facility at December 31, 2003 was $11,128,000.

The schedule of payments on long-term debt is as follows:

                                         December 31, 2003
                                         -----------------
                                          (in thousands)
2004                                         $    887
2005                                              560
2006                                            1,455
                                             --------
                                             $  2,902

Less-current portion                              887
                                             --------
Total long-term debt                         $  2,015
                                             ========

The weighted average interest rate on borrowings during 2003 was 5.09%.

NOTE 11. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of the following:

                                                            December 31,
                                         December 31,          2002
                                             2003          (as adjusted)
                                         -----------        -----------
                                                 (in thousands)
Taxes other than income and insurance       $  1,062         $    972
Commissions                                      484              371
Accrued litigation and legal                   1,109            1,391
Professional fees and other expenses             269            1,171
Financing costs                                  ---              714
Environmental                                    957              875
Warranty                                         915              897
Other                                            606            1,079
                                            --------         --------
                                            $  5,402         $  7,470
                                            ========         ========


Included in professional fees and financing costs above are costs related to the Company's refinancing of its debt (Note 10), which were paid in 2003. Included in the environmental accrual are estimates for all known costs believed to be probable for sites, which the Company currently operates or had operated at one time and which are explained more fully under Environmental (Note 13).

A summary of the Company's warranty reserve for 2003 and 2002 are as follows:

                                                                December 31,
                                                 December 31,      2002
                                                    2003       (as adjusted)
                                                 -----------   ------------
                                                        (in thousands)
Liability, beginning of year                       $    897      $    898
Expense for new warranties issued                       423           605
Expense related to accrual revisions for prior
    year warranties                                       -          (341)
Warranty claims                                        (405)         (265)
                                                   --------      --------
Liability, end of year                             $    915      $    897
                                                   ========      ========

NOTE 12.  RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory defined contribution pension plans covering substantially all employees. The Company's contributions to these plans are based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. Contributions to plans maintained by Teal Electronics Corporation ("Teal") and RFL are based on a percentage of employee elective contributions. RFL has also made a profit sharing contribution annually. Costs incurred under these plans during 2003, 2002 and 2001 amounted to approximately $1,131,000, $1,232,000 and $1,302,000, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $411,000, $334,000 and $396,000, for 2003, 2002 and 2001, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2003, the aggregate death benefit totaled $636,000, with the corresponding cash surrender value of all policies totaling $254,000.

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

As of December 31, 2003, certain agreements may restrict the Company from utilizing cash surrender value of certain life insurance policies totaling approximately $254,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the life insurance policies with premium expenses. Net credits (expenses) included in income in connection with the policies amounted to $0, ($18,000) and $789,000 for 2003, 2002 and 2001, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, equipment and vehicles from third parties that expire through 2007. The minimum rental commitments as of December 31, 2003 are as follows:

                                             Operating        Capital
                                             ---------        -------
                                                  (in thousands)
2004                                         $ 1,344           $ 170
2005                                             833             168
2006                                             716             153
2007                                             185              58
2008                                               -               -
Thereafter                                         -               -
                                             -------           -----
Total minimum payments                       $ 3,078           $ 549
                                             -------           -----
Less: interest on capital leases                                 (82)
                                                               -----
Total principal payable on capital leases                       $467
                                                               =====


For 2003, 2002 and 2001, rental expense applicable to continuing operations aggregated approximately $1,394,000, $1,027,000, and $1,348,000, respectively.

LETTERS OF CREDIT: As of December 31, 2003 and 2002, the Company was contingently liable for $604,000 under an outstanding letter of credit issued for casualty insurance requirements.

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

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), defended a cause of action, brought against it in the fall of 2000, in the federal district court for the western district of Michigan. The lawsuit was filed by a customer, Eaton Aerospace, Inc. ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000, which when combined with pre-trial interest brings the total claim to $780,000 which is fully reserved. Eaton is appealing the decision.

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $957,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Substantially all of the Company's environmental costs relate to discontinued operations and all such costs have been recorded in discontinued operations.

The Company is the subject of various other lawsuits and actions relating to environmental issues, including an administrative action in connection with the SurfTech Site, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection (the "NJDEP"). The Company believes that it has significant defenses against all or any part of the claim and that any material impact is unlikely.

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In January 2003, the Company submitted to the NJDEP a plan to remediate the site, which is currently under review. Based upon the preliminary evidence, the Company was advised that the cost to remediate the site could amount to $500,000. The Company recorded a provision for this amount during the first quarter of 2002, which is now recorded as part of discontinued operations.

The Company is investigating possible soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. Based upon the preliminary evidence, the Company does not believe it will incur material remediation costs at this site.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,400,000 prior to fiscal 1998 and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. In addition, the Company received $100,000 per year during fiscal 1998, 1999, 2000 and 2001, as stipulated in the settlement agreement negotiated with one of the three insurers. As of December 31, 2003 and 2002, the remaining environmental accruals of $957,000 and $875,000, respectively, have been included in "Accrued Liabilities."

EMPLOYMENT AGREEMENTS: Following election of the five new directors, the Company made payments to certain executive officers under change-of-control agreements totaling approximately $1,480,000, which is reported as a component of special charges in the statement of operations in 2002.

The Company also entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event of a change in control, as defined, if the employee is terminated within 12 months of any such change of control. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. If these employees had been terminated during 2003 and such termination was effective within 12 months of a change of control, the payments would have aggregated approximately $3,500,000 under the change of control agreements. All senior divisional management teams are continuing in their positions.

NOTE 14.  STOCK OPTIONS AND CAPITAL STOCK

At the Company's 1993 Annual Meeting, the shareholders approved a Nonemployee Director Nonqualified Stock Option Plan (the "Director Plan"), which was effective June 1, 1993. The Director Plan provides for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enables the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant and no options can be granted under the Director Plan after its May 31, 2003 expiration date. Information for 2003, 2002 and 2001 with respect to the Director Plan is as follows:

                                                                                                    WEIGHTED
                                                                                                AVERAGE EXERCISE
                                                           SHARES            OPTION PRICE            PRICE
                                                           -----------------------------------------------------
                                                                   (in thousands, except for option price)
                                                           -----------------------------------------------------
Outstanding and exercisable as of December 31, 2000           94           $3.5625 to $14.625       $ 10.05
Granted                                                       16            $6.80 to $14.65         $  9.73
Exercised                                                     (6)          $9.1875 to $11.25        $ 10.52
                                                           -----           -------------------      -------
Outstanding and exercisable as of December 31, 2001          104           $3.5625 to $14.625       $  9.98
Granted                                                        5             $7.15 to $8.20         $  7.70
Cancelled                                                    (42)           $6.80 to $14.625        $ 12.00
                                                           -----           -------------------      -------
Outstanding and exercisable as of December 31, 2002           67           $3.5625 to $14.625       $  8.57
Granted                                                       91              $6.00 to $6.00        $  6.00
Exercised                                                    (18)             $6.00 to $6.00        $  6.00
                                                           -----           -------------------      -------
Outstanding and exercisable as of December 31, 2003          140            $3.5625 to $14.625      $  7.23
                                                           =====           ===================      =======

As of December 31, 2003, there are no shares available for grant.

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

Information for 2003, 2002 and 2001 with respect to the 1991 Plan is as follows:


                                                                                                    WEIGHTED
                                                           SHARES             OPTION PRICE        AVERAGE PRICE
                                                           -----------------------------------------------------
                                                             (in thousands, except for option price)
                                                           -----------------------------------------------------
Outstanding as of December 31, 2000                          623            $3.25 to $13.50         $  11.07
Granted                                                      486           $5.75 to $12.175         $   8.91
Exercised                                                    (35)          $6.875 to $13.50         $  10.98
Cancelled                                                    (18)           $3.25 to $13.50         $  11.47
                                                           -----           ----------------         --------
Outstanding as of December 31, 2001                        1,056            $3.25 to $13.50         $  10.08
Exercised                                                    (63)            $7.55 to $7.85         $   4.92
Cancelled                                                   (252)           $3.50 to $13.50         $  10.39
                                                           -----           ----------------         --------
Outstanding as of December 31, 2002                          741            $3.25 to $13.50         $  10.37
Exercised                                                    (10)            $5.75 to $5.75         $   5.75
Cancelled                                                    (59)           $3.25 to $13.50         $   8.24
                                                           -----           ----------------         --------
Outstanding as of December 31, 2003                          672            $3.50 to $13.50         $  10.62
                                                           =====           ================         ========

The number of shares exercisable as of December 31, 2003, was 570,000. There were no shares available for grant as of December 31, 2003.

Transactions from December 31, 2000 through December 31, 2003, under the above plans, were as follows:

                                          Number of
                                            Shares       Option Price      Weighted      Weighted Average Life Remaining
                                        (in thousands)    per Share      Average Price               (years)
                                        -------------  ----------------  ------------    -------------------------------
Outstanding as of December 31, 2000           825      $3.25 to $14.625     $  10.06                  6.64
Granted                                       502      $5.75 to $12.175     $   8.94
Exercised                                     (41)     $6.875 to $13.50     $  10.92
Cancelled                                     (18)     $3.25 to $13.50      $  11.47
                                           ------      ----------------     --------                  ----
Outstanding as of December 31, 2001         1,268      $3.25 to $14.625     $   9.56                  7.98
                                           ------      ----------------     --------                  ----
Granted                                         5      $7.15 to $8.20       $   7.70
Exercised                                    (171)     $3.25 to $6.875      $   4.42
Cancelled                                    (294)     $3.50 to $14.625     $ 10.519
                                           ------      ----------------     --------                  ----
Outstanding as of December 31, 2002           808      $3.25 to $14.625     $ 10.218                  7.25
                                           ------      ----------------     --------                  ----
Granted                                        91      $6.00 to $6.00       $   6.00
Exercised                                     (28)     $5.75 to $6.00       $   5.91
Cancelled                                     (59)     $3.25 to $13.50      $   8.24
                                           ------      ----------------     --------                  ----
Outstanding as of December 31, 2003           812      $3.50 to $14.625     $ 10.037                  6.44
                                           ------      ----------------     --------                  ----
Exercisable as of December 31, 2003           710      $3.50 to $14.625     $ 10.102
                                           ======      ================     ========                  ====

The following tables segregate the outstanding options and exercisable options as of December 31, 2003, into five ranges:

Options Outstanding      Range of Option Prices         Weighted          Weighted Average Life Remaining
  (in thousands)                per Share            Average Price                    (years)
-------------------      ----------------------      -------------        --------------------------------
        167                $3.50 to $5.75               $ 5.624                        7.03
        226                $6.00 to $11.125             $ 8.807                        6.26
         92                $11.156 to $12.156           $11.871                        5.59
        187                $12.175 to $12.175           $12.175                        7.38
        140                $12.25 to $14.625            $13.247                        5.31
        ---
        812
        ---

Options Exercisable   Range of Option Prices        Weighted
   (in thousands)            per Share           Average Price
-------------------   ----------------------     -------------
        129             $3.50 to $5.75              $ 5.587
        216             $6.00 to $11.125            $ 8.730
         83             $11.156 to $12.156          $11.857
        142             $12.175 to $12.175          $12.175
        140             $12.25 to $14.625           $13.247
        ---
        710
        ---

NOTE 15. CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

                                                                   Years Ended December 31,
                                                                              2002                    2001
                                                 2003                     (as adjusted)           (as adjusted)
                                                 --------------------------------------------------------------
                                                                          (in thousands)
Interest paid                                    $321                        $2,640                   $3,230
Income taxes paid                                $407                        $  379                   $  461
                                                 ==============================================================

On November 24, 2003, the Company sold substantially all the assets of SurfTech. In conjunction with this sale, the Company received $600,000 in cash and deconsolidated the net book value of assets sold of $782,000.

On January 6, 2003, the Company sold its wholly owned German subsidiary EME. In conjunction with this sale, the Company received $7,000,000 in cash in 2003 and deconsolidated the net book value of assets of $9,686,000.

During 2001, the Company sold substantially all the assets of SL Waber and the stock of Waber de Mexico S.A. de C.V. The Company received $1,053,000 in cash in 2001 and deconsolidated the net book value of assets sold of $3,798,000.

NOTE 16. INDUSTRY SEGMENTS

The Company currently operates under four business segments: Condor, Teal, RFL and SL-MTI. In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2003, 2002 and 2001, the Company's reportable segments consisted of Condor, Teal (The Power Electronics Group), SL-MTI, and RFL.

At December 31, 2002 and 2001, the Company was comprised of five and six operating business units, respectively. With the sale of EME on January 6, 2003, the Company has classified this operating segment as discontinued for all periods presented. On November 24, 2003 the Company sold the operating assets of SurfTech, accordingly the Company has classified this operating segment as discontinued for all periods presented. Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all electric utility equipment protection systems. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies of these business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2003, 2002 and 2001. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such entity.

                                                                             Years Ended December 31,
                                                                       2003           2002           2001
                                                                                  (as adjusted)   (as adjusted)
                                                                     ----------   --------------  -------------
                                                                                 (in thousands)
NET SALES
Power Electronics Group:
     Condor                                                          $   39,450     $   38,058     $   48,742
     Teal                                                                20,393         19,608         13,320
                                                                     ----------     ----------     ----------
          Total                                                          59,843         57,666         62,062
                                                                     ----------     ----------     ----------
SL-MTI                                                                   22,053         23,007         19,262
RFL                                                                      23,388         27,239         28,446
                                                                     ----------     ----------     ----------
Consolidated                                                         $  105,284     $  107,912     $  109,770
                                                                     ==========     ==========     ==========

                                                                             Years Ended December 31,
                                                                        2003           2002           2001
                                                                                   (as adjusted)  (as adjusted)
                                                                     ----------   --------------  -------------
                                                                                   (in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS
Power Electronics Group:
     Condor                                                          $    3,377     $    1,687     $    1,226
     Teal                                                                 2,671          1,873            603
                                                                     ----------     ----------     ----------
         Total                                                            6,048          3,560          1,829
                                                                     ----------     ----------     ----------
SL-MTI                                                                    1,957          1,873          1,981
RFL                                                                       2,236          3,435          3,230
Other expenses and Corporate office                                      (3,288)        (3,692)        (5,237)
Write-down of inventory (a)                                                  --             --         (2,890)
Restructuring charges (b)                                                    --           (230)        (3,683)
Impairment of assets (c)                                                   (275)             --        (4,145)
Special charges                                                              --         (1,834)            --
                                                                     ----------     ----------     ----------
Income (loss) from operations                                             6,678          3,112         (8,915)
Deferred financing costs                                                   (447)            --             --
Interest income                                                             172             25            153
Interest expense                                                           (380)        (2,256)        (3,261)
                                                                     ----------     ----------     ----------
Income (loss) from continuing operations before taxes                $    6,023     $      881     $  (12,023)
                                                                     ==========     ==========     ==========

(a) Includes $2,890 related to Condor (see Note 18).

(b) Includes $3,683 related to Condor (see Note 18).

(c) Includes $275 related to a building owned by the Company which was used by SurfTech and $4,145 related to Condor for 2001 (see Note 18).

                                                                                  December 31, 2002
                                                            December 31, 2003       (as adjusted)
                                                            -----------------     -----------------
                                                                        (in thousands)
TOTAL ASSETS
Power Electronics Group:
     Condor                                                      $11,439               $16,817
     Teal                                                          9,665                10,045
                                                                 -------               -------
          Total                                                   21,104                26,862
                                                                 -------               -------
SL-MTI                                                             9,255                 9,691
RFL                                                               16,512                16,322
Other including Corporate Office                                  11,550                37,792
                                                                 -------               -------
Consolidated                                                     $58,421               $90,667
                                                                 =======               =======

                                                                                December 31, 2002
                                                            December 31, 2003      (as adjusted)
                                                            -----------------   -----------------
                                                                        (in thousands)
INTANGIBLE ASSETS (NET)
Teal                                                             $ 6,009             $ 6,107
SL-MTI                                                                25                  30
RFL                                                                5,249               5,251
                                                                 -------             -------
Consolidated                                                     $11,283             $11,388
                                                                 =======             =======

                                                                         Years Ended December 31,
                                                                     2003          2002          2001
                                                                              (as adjusted)  (as adjusted)
                                                                  ---------   ------------   ------------
                                                                              (in thousands)
CAPITAL EXPENDITURES
Power Electronics Group:
     Condor                                                       $     936     $      511     $      578
     Teal                                                                23            143             11
                                                                  ---------     ----------     ----------
          Total                                                         959            654            589
                                                                  ---------     ----------     ----------
SL-MTI                                                                  201            206            196
RFL                                                                     435            606            195
Other including Corporate Office                                         21           --               59
                                                                  ---------     ----------     ----------
Consolidated                                                      $   1,616     $    1,466     $    1,039
                                                                  =========     ==========     ==========


                                                           Years Ended December 31,
                                                                   2002             2001
                                                   2003       (as adjusted)     (as adjusted)
                                                  -------------------------------------------
                                                              (in thousands)
DEPRECIATION AND AMORTIZATION
Power Electronics Group:
     Condor                                       $  704         $ 1,181          $ 1,745
     Teal                                            268             474              762
                                                  ------         -------          -------
          Total                                      972           1,655            2,507
                                                  ------         -------          -------
SL-MTI                                               304             375              395
RFL                                                  516             562              795
Other including Corporate Office                      59              42              (27)
                                                  ------         -------          -------
Consolidated                                      $1,851         $ 2,634          $ 3,670
                                                  ======         =======          =======

Financial information relating to the Company's segments by geographic area as follows:

                                                         Years Ended December 31,
                                                 2003               2002              2001
                                                               (as adjusted)    (as adjusted)
                                               --------        -------------    -------------
                                                              (in thousands)
NET SALES (1)
United States                                  $ 92,169          $ 94,112         $ 97,739
Foreign                                          13,115            13,800           12,031
                                               --------          --------         --------
Consolidated                                   $105,284          $107,912         $109,770
                                               ========          ========         ========
LONG-LIVED ASSETS
United States                                   $19,110          $ 20,200         $ 21,380
Foreign                                           1,720             1,301            1,814
                                               --------          --------         --------
Consolidated                                   $ 20,830          $ 21,501         $ 23,194
                                               ========          ========         ========

(1) Net sales are attributed to countries based on location of customer.

NOTE 17. FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota and New Jersey, the Company manufactures substantial quantities of products in leased premises located in Mexicali and Matamoros, Mexico. In 2003, the Company began to outsource some of its products with contract manufacturers located in Sushou and Dongguan, China. These sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties. During 2002 and 2001, the Company manufactured products in Ingolstadt, Germany and Paks, Hungary. The locations in Germany and Hungary were transferred as part of the sale of EME on January 6, 2003. In addition the Condor plant in Reynosa, Mexico, was closed in March 2002. During 2001, the Company manufactured products in Nogales, Mexico, which was transferred as part of the sale of SL Waber in September 2001.

Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. SL-MTI manufactures approximately 45% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Both Condor and SL-MTI price their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos.

Generally, the Company's sales from continuing operations are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Foreign sales comprised

12%, 13% and 11% of sales for 2003, 2002 and 2001, respectively. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Mexican peso. As of December 31, 2003, the Company had net liabilities of $233,000 subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the Mexican peso were not significant in 2002 and 2001. However, there can be no assurance that the value of the Mexican peso will continue to remain stable.

NOTE 18. RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

At December 31, 2001, the Company had a restructuring reserve of $1,053,000 related to continuing operations. This restructuring reserve was established in 2001 to provide for anticipated costs associated with the downsizing of Condor. During 2002, additional restructuring costs of $230,000 were recorded and were comprised primarily of $90,000 for severance payments and $140,000 for certain exit costs related to the closure of Condor's engineering and sales support office in Brentwood, New York and the manufacturing facility in Reynosa, Mexico. During 2002 all of the accrued restructuring costs as of December 31, 2001 were either paid or applied to the write-down of assets during the year. At December 31, 2002 no amount remained in the Company's restructuring reserve. A summary of the principal components of the restructuring reserve from December 31, 2001 to December 31, 2002 is set forth below:


Restructuring Accrual                                December 31, 2001     Increases      (Decreases)
---------------------                                -----------------     ---------      -----------
                                                                         (in thousands)

Facility costs                                            $  654              $ 15         $   (669)
Asset write-off                                              250               125             (375)
Professional fees                                            102                --             (102)
Other                                                         47                --              (47)
Severance                                                     --                90              (90)
                                                          ------              ----         --------
Total                                                     $1,053              $230         $ (1,283)
                                                          ======              ====         ========

The Company recorded restructuring, impairment charges, and inventory write-downs during 2001 as follows:

                                                                           Impairment        Inventory
                                                      Restructuring           of               Write-
                                                          Costs           Intangibles          Downs
                                                          ------          -----------        ---------
                                                                        (in thousands)
Year ended December 31, 2001
Condor - intangible asset impairment                      $   --            $  4,145           $   --
Condor - workforce reduction and other                     3,683                  --               --
Condor - inventory write-off                                  --                  --            2,890
                                                          ------            --------         --------
   Total restructuring and impairment
   charges                                                $3,683            $  4,145           $2,890
                                                          ======            ========         ========

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

The restructuring plan was designed to reduce fixed costs in line with lower anticipated sales in a manner that would not overburden personnel and monetary resources. It consisted of the following actions:

     - the closure of Condor's engineering and sales support facility in Brentwood, New York;

     -    the closure of Condor's manufacturing facility in Reynosa, Mexico; and

     - the substantial reduction of Condor's employees and staff at Condor's manufacturing facility in Mexicali, Mexico and headquarters in Oxnard, California.

The charge for facility closures relates primarily to the write-off of equipment and other fixed assets to be disposed of or abandoned. A portion of the charge represented management's estimate of the future lease commitments and buyout options for closed facilities.

The restructuring plan included the termination of approximately 828 employees, and the payment of related severance benefits. Approximately 810 employees were terminated during 2001. The remaining terminations and associated termination payments were made in the first quarter of 2002.

The $2,890,000 inventory write-down in 2001, which was not part of the restructuring reserve, consisted of Condor's telecommunications-related product inventory line. The inventory was evaluated based on current backlog and sales forecasts. Following this evaluation, the Company considered the inventory to have limited value. The Company disposed of approximately $2,100,000 of this inventory during 2001.

NOTE 19. RELATED PARTY TRANSACTIONS

As discussed in Note 3 the Company sold EME on January 6, 2003. The Company had engaged Imperial Capital, LLC to explore the sale of the Company or one or more of its subsidiaries. Imperial Capital, LLC contacted over four hundred potential buyers with respect to the sale of the Company and its subsidiaries, and in the process received several indications of interest to acquire EME. After negotiations, the Company's Board of Directors determined that in light of the circumstances including but not limited to the maturity of the Company's Former Credit Facility on December 31, 2002 and its need for additional capital at that time, it was in the best interest of the Company to pursue the offer received for EME from the ultimate purchaser. A principal of the buyer of EME is a limited partner in Steel Partners II, L.P. ("Steel"), an investment partnership. The Company's Chairman of the Board and Chief Executive Officer is the sole executive officer and managing member of Steel.

The Company has paid approximately $334,000 and $340,000 in 2003 and 2002, for services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP, a law firm in which a director of the Company is a senior partner. The fees were related to the sale of EME, the preparation, filing and amending a Registration Statement regarding a potential Rights Offering, matters related to the Company's continuing listing on the New York Stock Exchange and eventual listing on the American Stock Exchange and general corporate matters. At December 31, 2003 and 2002, approximately $5,000 and $320,000 were payable at the respective year ends.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein, the Compensation Committee engaged an independent firm to provide a report and advice regarding the amount of management fees that should be payable to SPL. These fees are the only consideration for the services of the Chairman of the Board and Chief Executive Officer, Warren Lichtenstein, the Company's President, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. A fee of $475,000 and $362,000 was expensed by the Company for SPL's 2003 and 2002 services. At December 31, 2003 and 2002, approximately $40,000 and $362,000 were payable at the respective year ends.


RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for the years ended 2003, 2002 and 2001 were $621,000, $978,000 and $ 941,000, respectively. Accounts receivable due from RFL Communications at December 31, 2003 was $53,000.

NOTE 20. SUBSEQUENT EVENTS

In 1997, the Company, through a wholly-owned subsidiary, commenced a patent infringement action against American Power Conversion Corporation ("APC") in the United States District Court for the Southern District of New Jersey. The complaint alleged that APC infringed a patent held by the subsidiary, and sought damages resulting from APC's infringement. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for the release of all claims against APC and the granting to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the District Court dismissed the lawsuit with prejudice and the settlement fee was paid to the Company. A third party has threatened certain claims against the Company relating to this matter for a portion of the payment. The Company disputes such claims and intends to defend them vigorously.

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             Three Months       Three Months           Three Months           Three Months
                                                Ended              Ended                   Ended                 Ended
                                            March 31, 2003     June 30, 2003        September 30, 2003     December 31, 2003
                                            (as adjusted)      (as adjusted)          (as adjusted)         (as adjusted)
                                            --------------     -------------        ------------------     -----------------
                                                                  (in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2003
Net sales (a)                                  $ 25,710           $ 26,927               $ 26,243              $  26,404
Gross margin (b)                               $  8,996           $ 10,287               $  9,639              $  10,352
Income (loss) from continuing operations       $    818           $  1,706               $  1,415              $   2,084
before income taxes (c)
Net income (loss) (d)                          $    186           $    699               $    155              $     280
Diluted net income per common share            $   0.03           $   0.12               $   0.03              $    0.05

(a) Excludes net sales from discontinued       $    508           $    517               $    489              $     326
    operations of
(b) Excludes gross margin from                 $    103           $    139               $    (21)             $      82
    discontinued operations of
(c) Excludes income (losses) before            $   (445)          $   (648)              $ (1,030)             $  (1,461)
    income taxes from discontinued
    operations of
(d) Includes income (losses) from              $   (285)          $   (428)              $   (706)             $  (1,003)
    discontinued operations net of tax

                                                            Three Months   Three Months      Three Months        Three Months
                                                               Ended          Ended             Ended               Ended
                                                           March 31, 2002  June 30, 2002  September 30, 2002  December 31, 2002
                                                            (as adjusted)  (as adjusted)     (as adjusted)       (as adjusted)
                                                           --------------  -------------  ------------------  -----------------
                                                                      (in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2002
Net sales (e)                                                $   26,919     $   27,350        $   26,532          $   27,111
Gross margin (f)                                             $   10,430     $    9,262        $    9,776          $    9,073
Income from continuing operations                            $     (730)    $      328        $     (157)         $    1,440
before income taxes (g)
Net income (loss)(h)                                         $     (376)    $      331        $      549          $     (974)
Diluted net income per common share                          $    (0.07)    $     0.06        $     0.10          $    (0.17)

(e) Excludes net sales from                                  $    6,029     $    7,059        $    8,048          $    8,759
discontinued operations of
(f) Excludes gross margin from                               $    1,185     $    1,777        $    2,188          $    2,483
discontinued operations of
(g) Excludes income (losses) before                          $     (111)    $       18        $      691          $   (1,757)
income taxes from discontinued
operations of
(h) Includes income (losses) from                            $      (47)    $        2        $      422          $   (1,648)
discontinued operations net of tax

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                      Additions
                                                                           ---------------------------
                                                            Balance at     Charged to          Charged
                                                           Beginning of     Costs and          to Other                 Balance at
                Description                                  Period         Expenses           Accounts   Deductions   End of Period
                -----------                                ------------    ----------          --------   ----------   -------------
                                                                                        (In thousands)
YEAR ENDED DECEMBER 31, 2003
  Allowance for:
  Doubtful accounts                                           $ 270            $  76            $  102(a)   $     83         $ 365

YEAR ENDED DECEMBER 31, 2002
  Allowance for:
  Doubtful accounts                                           $ 538            $ 109            $   --     $    377(b)      $ 270

YEAR ENDED DECEMBER 31, 2001
  Allowance for:
  Doubtful accounts                                           $ 331            $ 447            $   --     $    240(b)      $ 538

(a) Due to reclassifications.

(b) Accounts receivable written off, net of recoveries.