Form 10-Q
period 2004-03-31
SL INDUSTRIES INC
filed 2004-05-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                          NEW JERSEY                                          21-0682685
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                 08054
-----------------------------------------------               ----------
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

         The number of shares of common stock outstanding as of May 4, 2004 were 5,860,715.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          Consolidated Balance Sheets
            March 31, 2004 and December 31, 2003........................      1
          Consolidated Statements of Operations
            Three Months Ended March 31, 2004 and 2003..................      2
          Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2004 and 2003..................      3
          Notes to Consolidated Financial Statements....................      4
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     15
Item 3. Quantitative and Qualitative Disclosures about Market Risk......     24
Item 4. Controls and Procedures.........................................     24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...............................................     25
Item 6. Exhibits and Reports on Form 8-K................................     26
Signatures..............................................................     27

Item 1 Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                               2004           2003*
                                                                           ------------    ------------
                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................................   $  4,998,000    $  3,501,000
  Receivables, net .....................................................     15,199,000      13,064,000
  Note receivable ......................................................      1,000,000       1,000,000
  Inventories, net .....................................................     12,497,000      11,009,000
  Prepaid expenses .....................................................      1,395,000       1,066,000
  Deferred income taxes, net ...........................................      3,274,000       3,947,000
                                                                           ------------    ------------
      Total current assets .............................................     38,363,000      33,587,000
Property, plant and equipment, net .....................................      9,476,000       9,547,000
Deferred income taxes, net .............................................      2,199,000       2,308,000
Goodwill, net ..........................................................     10,303,000      10,303,000
Other intangible assets, net ...........................................        952,000         980,000
Other assets and deferred charges ......................................      1,590,000       1,696,000
                                                                           ------------    ------------
       Total assets ....................................................   $ 62,883,000    $ 58,421,000
                                                                           ------------    ------------
LIABILITIES
Current liabilities:
  Debt, current portion ................................................   $    699,000    $    887,000
  Accounts payable .....................................................      6,246,000       3,818,000
  Accrued income taxes .................................................      1,668,000       1,203,000
  Accrued liabilities:
     Payroll and related costs .........................................      4,503,000       5,665,000
     Other .............................................................      5,464,000       5,402,000
                                                                           ------------    ------------
        Total current liabilities ......................................     18,580,000      16,975,000
Debt, less current portion .............................................      1,875,000       2,015,000
Deferred compensation and supplemental retirement benefits .............      3,881,000       3,904,000
Other liabilities ......................................................        748,000         946,000
                                                                           ------------    ------------
        Total liabilities ..............................................   $ 25,084,000    $ 23,840,000
                                                                           ------------    ------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $          -    $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares .............................................      1,660,000       1,660,000
Capital in excess of par value .........................................     39,052,000      38,863,000
Retained earnings ......................................................     12,160,000       9,018,000
Treasury stock at cost, 2,361,000 and 2,356,000 shares, respectively ...    (15,073,000)    (14,960,000)
                                                                           ------------    ------------
        Total shareholders' equity .....................................     37,799,000      34,581,000
                                                                           ------------    ------------
        Total liabilities and shareholders' equity .....................   $ 62,883,000    $ 58,421,000
                                                                           ------------    ------------

*Reclassified for comparative purposes only.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three-Months Ended
                                                                            March 31,
                                                                      2004            2003*
                                                                  ------------    ------------
Net sales ..................................................      $ 26,641,000    $ 25,710,000
Cost and expenses:
  Cost of products sold ....................................        17,045,000      16,714,000
  Engineering and product development ......................         2,208,000       1,918,000
  Selling, general and administrative ......................         5,720,000       5,572,000
  Depreciation and amortization ............................           474,000         481,000
                                                                  ------------    ------------
Total cost and expenses ....................................        25,447,000      24,685,000
                                                                  ------------    ------------
Income from operations .....................................         1,194,000       1,025,000
Other income (expense):
  Deferred financing charges ...............................          (112,000)       (101,000)
  Interest income ..........................................            43,000          65,000
  Interest expense .........................................           (89,000)       (171,000)
                                                                  ------------    ------------
Income from continuing operations before income taxes ......         1,036,000         818,000
Income tax provision .......................................           351,000         347,000
                                                                  ------------    ------------
Income from continuing operations ..........................           685,000         471,000
Income (loss) from discontinued operations (net of tax) ....         2,457,000        (285,000)
                                                                  ------------    ------------
Net income .................................................      $  3,142,000    $    186,000
                                                                  ------------    ------------

BASIC NET INCOME PER COMMON SHARE
  Income from continuing operations ........................      $       0.12    $       0.08
  Income (loss) from discontinued operations (net of tax)...              0.41           (0.05)
                                                                  ------------    ------------
  Net income ...............................................      $       0.53    $       0.03
                                                                  ------------    ------------

DILUTED NET INCOME PER COMMON SHARE
  Income from continuing operations ........................      $       0.11    $       0.08
  Income (loss) from discontinued operations (net of tax)...              0.41           (0.05)
                                                                  ------------    ------------
  Net income ...............................................      $       0.52    $       0.03
                                                                  ------------    ------------

Shares used in computing basic net income (loss)
   per common share ........................................         5,939,000       5,894,000
Shares used in computing diluted net income (loss)
   per common share ........................................         6,032,000       5,897,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                   (unaudited)

                                                                                                 2004            2003*
                                                                                             ------------    ------------
OPERATING ACTIVITIES:
 Net income from continuing operations ...................................................   $    685,000    $    471,000
 Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
   Depreciation ..........................................................................        406,000         421,000
   Amortization ..........................................................................         68,000          55,000
   Amortization of deferred financing costs ..............................................        112,000         101,000
   Provisions for losses on accounts receivable ..........................................         (5,000)         32,000
   Issuance of common stock options ......................................................        150,000               -
   Deletions (additions) to other assets .................................................        (46,000)        (58,000)
   Deferred compensation and supplemental retirement benefits ............................        114,000         102,000
   Deferred compensation and supplemental retirement benefit payments ....................       (137,000)       (138,000)
   Decrease in deferred income taxes .....................................................         35,000               -
   Changes in operating assets and liabilities, excluding effects of business disposition:
     Accounts receivable .................................................................     (2,139,000)     (1,736,000)
     Inventories .........................................................................     (1,488,000)        746,000
     Prepaid expenses ....................................................................       (326,000)       (308,000)
     Accounts payable ....................................................................      2,549,000         (60,000)
     Other accrued liabilities ...........................................................     (1,435,000)     (2,092,000)
     Accrued income taxes ................................................................       (162,000)        132,000
                                                                                             ------------    ------------
NET CASH USED IN OPERATING ACTIVITES .....................................................     (1,619,000)     (2,332,000)
                                                                                             ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary .......................................................              -       7,000,000
  Purchases of property, plant and equipment .............................................       (351,000)       (278,000)
                                                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES .......................................       (351,000)      6,722,000
                                                                                             ------------    ------------

FINANCING ACTIVITIES:
  Payments of deferred financing costs ...................................................              -        (670,000)
  Net proceeds from Senior Credit Facility ...............................................              -      10,107,000
  Payments of term loans .................................................................       (141,000)        (93,000)
  Payments to Revolving Credit Facility ..................................................       (187,000)    (17,557,000)
  Proceeds from stock options exercised ..................................................         75,000               -
  Treasury stock purchased ...............................................................       (150,000)        (39,000)
                                                                                             ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES ....................................................       (403,000)     (8,252,000)
                                                                                             ------------    ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS .............................................      3,870,000         323,000
                                                                                             ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................      1,497,000      (3,539,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................      3,501,000       3,539,000
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................   $  4,998,000    $          -
                                                                                             ------------    ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest ............................................................................   $     92,000    $    125,000
     Income taxes ........................................................................   $    234,000    $    114,000

*RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The statements of operations and cash flows for the period ended March 31, 2003 and certain footnotes have been reclassified to reflect the effect of discontinued operations.

FINANCING

On January 6, 2003, the Company entered into a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an original overadvance amount of $1,500,000 (see Note 7). The overadvance amount was fully paid down on April 7, 2004 (see Note 14). The two term loans of $2,350,000 and $840,000 are being paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverages, "EBITDA" levels and maximum levels of capital expenditures, as defined. The Company is in compliance with all of the restrictions and covenants of the Senior Credit Facility.

2. RECEIVABLES

Receivables at March 31, 2004 and December 31, 2003 consisted of the following:

                                        March 31,    December 31,
                                           2004          2003
                                        ----------   ------------
                                             (in thousands)
Trade receivables ...................   $   15,081    $   12,656
Less allowances for doubtful accounts         (360)         (365)
                                        ----------    ----------
                                            14,721        12,291

Recoverable income taxes ............          205           406
Other ...............................          273           367
                                        ----------    ----------
                                        $   15,199    $   13,064
                                        ==========    ==========

3. INVENTORIES

Inventories at March 31, 2004 and December 31, 2003 consisted of the following:

                                       March 31,   December 31,
                                         2004          2003
                                      ----------   ------------
                                           (in thousands)
Raw materials .....................   $    9,633    $    8,384
Work in process ...................        3,860         3,769
Finished goods ....................        1,787         1,494
                                      ----------    ----------
                                          15,280        13,647
Less allowances ...................       (2,783)       (2,638)
                                      ----------    ----------
                                      $   12,497    $   11,009
                                      ==========    ==========

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

The table below sets forth the computation of basic and diluted net income per share:

                                                     Three Months Ended March 31,
                                                2004                            2003
                                      ---------------------------   ---------------------------
                                               (in thousands, except per share amounts)
                                        Net             Per Share     Net             Per Share
                                      Income   Shares     Amount    Income   Shares     Amount
                                      ------   ------   ---------   ------   ------   ---------
Basic net income per common share     $3,142    5,939   $    0.53   $  186    5,894   $    0.03
Effect of dilutive securities                      93                             3
                                      ------   ------   ---------   ------   ------   ---------
Diluted net income per common share   $3,142    6,032   $    0.52   $  186    5,897   $    0.03
                                      ======   ======   =========   ======   ======   =========

For the three-month periods ended March 31, 2004 and March 31, 2003, common stock options of 454,779 and 567,386, respectively, were excluded from the diluted computations because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The following disclosures are provided in accordance with SFAS 148.

As permitted by the FASB, the Company has elected to follow APB No. 25, and related interpretations in accounting for its stock option plans. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $244,000 in compensation expense related to stock option arrangements during the three-month period ended March 31, 2004.

The exercise price of all stock options generally equals the market price of the Company's common stock on the date of grant. Compensation cost has been recognized for the Company's stock option plans as noted in the table below. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income
(loss) and net income (loss) per common share would have been as follows:

                                                          Three Months Ended
                                                              March 31,
                                                         2004             2003
                                                       --------         --------
                                                       (in thousands, except per
                                                         common share amounts)
Net income, as reported                                $  3,142         $    186
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                      190                -
                                                       --------         --------
                                                       $  3,332         $    186
Deduct: Total stock-based employee
    compensation expense determined under fair value
    based method for awards granted, modified, or
    settled, net of related tax effects                    (257)            (319)
                                                       --------         --------
Pro forma net income (loss)                            $  3,075         $   (133)
                                                       ========         ========
Earnings per common share:
    Basic - as reported                                $   0.53         $   0.03
    Basic - pro forma                                  $   0.52         $  (0.02)

    Diluted - as reported                              $   0.52         $   0.03
    Diluted - pro forma                                $   0.51         $  (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Three Months    Three Months
                                       Ended           Ended
                                     March 31,       March 31,
                                       2004            2003
                                   ------------    ------------
Expected dividend yield                     0.0%            0.0%
Expected stock price volatility           63.56%          60.63%
Risk-free interest rate                    2.81%           2.69%
Expected life of stock option           5 years         5 years
                                   ============    ============

The fair value of the above stock-based compensation costs were determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, expected life of the option and other estimates. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes of the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, companies are now required to disclose their estimates of contributions to their plans during the next fiscal year and the components of the fair value of total plan assets by type (i.e., equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                               March 31, 2004                          December 31, 2003
                                   --------------------------------------   --------------------------------------
                                                 Accumulated                              Accumulated
                                   Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                   -----------   ------------   ---------   -----------   ------------   ---------
                                                                    (in thousands)
Goodwill                           $    12,167   $      1,864   $  10,303   $    12,167   $      1,864   $  10,303
                                   -----------   ------------   ---------   -----------   ------------   ---------
Other Intangible Assets:
  Patents                                  946            612         334           946            594         352
  Covenant Not To Compete                  110            110          --           110            110          --
  Trademarks                               922            328         594           922            319         603
  Other                                    501            477          24           501            476          25
                                   -----------   ------------   ---------   -----------   ------------   ---------
   Total Other Intangible Assets         2,479          1,527         952         2,479          1,499         980
                                   -----------   ------------   ---------   -----------   ------------   ---------
                                   $    14,646   $      3,391   $  11,255   $    14,646   $      3,363   $  11,283
                                   ===========   ============   =========   ===========   ============   =========

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets for the three-month periods for fiscal 2004 and 2003 was $28,000. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $111,000 per year.

7. DEBT

Debt consists of the following:

                                      March 31,    December 31,
                                        2004           2003
                                      ---------    ------------
                                            (in thousands)
Revolving line of credit              $     140    $        327
Term loan A                               1,893           1,992
Term loan B                                 541             583
                                      ---------    ------------
                                          2,574           2,902

Less current portion                       (699)           (887)
                                      ---------    ------------
Long term debt                        $   1,875    $      2,015
                                      =========    ============

The Company's Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At March 31, 2004, the outstanding revolving loan balance was $140,000 and the outstanding term loan balances were $1,893,000 and $541,000, or a total of $2,574,000. Availability under the Senior Credit Facility at March 31, 2004 was $13,066,000.

As of May 2, 2004, outstanding balances under the Senior Credit Facility were $2,341,000 and availability under the revolving loan was $13,205,000.

The schedule of payments on long-term debt is as follows:

                                      March 31, 2004
                                      --------------
                                      (in thousands)
2005                                  $          699
2006                                           1,875
2007                                               -
                                      --------------
                                               2,574

Less current portion                            (699)
                                      --------------
Total long-term debt                  $        1,875
                                      ==============

8. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                                      March 31,    December 31,
                                                         2004          2003
                                                      ---------    ------------
                                                            (in thousands)
Taxes other than income and insurance                 $     910    $      1,062
Commissions                                                 433             484
Accrued litigation and legal                              1,259           1,109
Professional fees and other expenses                        275             269
Environmental                                               979             957
Warranty                                                    973             915
Other                                                     1,235           1,206
Reclassified to long-term liabilities                      (600)           (600)
                                                      ---------    ------------
                                                      $   5,464    $      5,402
                                                      =========    ============

The Company's warranty reserve, which is included in accrued liabilities and other above, for the period ended March 31, 2004 is as follows:

                                                         March 31,
                                                            2004
                                                      --------------
                                                      (in thousands)
Liability, beginning of year                          $          915
Expense for new warranties issued                                113
Expense related to accrual revisions for prior year               12
Warranty claims                                                  (67)
                                                      --------------
Liability, end of period                              $          973
                                                      ==============

9. COMMITMENTS AND CONTINGENCIES

LITIGATION

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

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), defended a cause of action, brought against it in the fall of 2000, in the United States District Court for the Western District of Michigan. The lawsuit was filed by a customer, Eaton Aerospace, Inc. ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000, which when combined with pre-trial interest brings the total claim to $780,000, which is fully reserved. Eaton is appealing the decision.

In 1997, the Company, through a wholly owned subsidiary, commenced a patent infringement action against American Power Conversion Corporation ("APC") in the United States District

Court for the Southern District of New Jersey. The complaint alleged that APC infringed a patent held by the subsidiary, and sought damages resulting from APC's infringement. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for the release of all claims against APC and the granting to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the District Court dismissed the lawsuit with prejudice and the settlement fee was paid to the Company. A third party has threatened certain claims against the Company relating to this matter for a portion of the payment. The Company disputes such claims and intends to defend them vigorously.

On June 12, 2002, the Company and its wholly owned subsidiary, SL Surface Technologies, Inc. ("SurfTech"), were served with notice of a class action complaint filed in Superior Court of New Jersey for Camden County. (Substantially all of the assets of SurfTech were sold in November 2003). The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that the plaintiffs suffered personal injuries as a result of consuming water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $979,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Substantially all of the Company's environmental costs relate to discontinued operations and all such costs have been recorded in discontinued operations.

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

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. At this date, it is too early to estimate the costs of remediation.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,400,000 prior to fiscal 1998 and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. In addition, the Company received $100,000 per year during fiscal 1998, 1999, 2000 and 2001, as stipulated in the settlement agreement negotiated with one of the three insurers. As of March 31, 2004 and December 31, 2003, the remaining environmental accruals of $979,000 and $957,000, respectively, have been included in "Accrued Liabilities."

10. SEGMENT INFORMATION

The Company currently operates under four business segments: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), RFL Electronics Inc. ("RFL) and SL-MTI. In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the periods presented, the Company's reportable segments consisted of Condor, Teal (the "Power Electronics Group"), SL-MTI and RFL.

At December 31, 2002, the Company was comprised of five operating business units. On November 24, 2003, the Company sold the operating assets of SurfTech, and has classified this operating segment as discontinued for all periods presented. Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all electric utility equipment protection systems. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which include but are not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three-month periods are as follows:

                                       Three Months Ended
                                            March 31,
                                         2004      2003
                                       --------  --------
                                         (in thousands)
NET SALES FROM CONTINUING OPERATIONS
Power Electronics Group:
   Condor                              $  7,863  $  9,489
   Teal                                   7,393     4,314
                                       --------  --------
      Total                              15,256    13,803
                                       --------  --------
SL-MTI                                    5,896     5,397
RFL                                       5,489     6,510
                                       --------  --------
Consolidated                           $ 26,641  $ 25,710
                                       ========  ========

                                        Three Months Ended
                                            March 31,
                                         2004        2003
                                       --------    --------
                                          (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                              $   (124)   $    565
   Teal                                   1,334         355
                                       --------    --------
      Total                               1,210         920
                                       --------    --------
SL-MTI                                      640         299
RFL                                         424         624
Other                                    (1,080)       (818)
                                       --------    --------
Consolidated                           $  1,194    $  1,025
                                       ========    ========

                           March 31,   December 31,
                              2004         2003
                           ---------   ------------
                                (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                  $  13,501   $     11,439
   Teal                       11,043          9,665
                           ---------   ------------
      Total                   24,544         21,104
                           ---------   ------------
SL-MTI                         9,960          9,255
RFL                           16,350         16,512
Other                         12,029         11,550
                           ---------   ------------
Consolidated               $  62,883   $     58,421
                           =========   ============

                          March 31,   December 31,
                             2004         2003
                          ---------   ------------
                               (in thousands)
INTANGIBLE ASSETS (NET)
Teal                      $   5,982   $      6,009
SL-MTI                           24             25
RFL                           5,249          5,249
                          ---------   ------------
Consolidated              $  11,255   $     11,283
                          =========   ============

11. DISCONTINUED OPERATIONS

SL WABER

Effective August 27, 2001, substantially all of the assets of SL Waber, Inc. ("SL Waber") and the stock of Waber de Mexico S.A. de C.V. were sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit (see Note 9). On March 5, 2004, the settlement fee was paid to the Company. The Settlement fee, net of tax, in the amount of $2,606,000 is recorded as part of discontinued operations in the Company's consolidated statements of operations and cash flows for the three months ended March 31, 2004.

ELEKTRO-METALL EXPORT GmbH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). In consideration for 100% of the issued and outstanding capital stock of EME, the purchaser paid $8,000,000, consisting of cash of $4,000,000 paid at closing and $4,000,000 of purchaser notes. In addition, EME made a distribution of $2,000,000 to the Company prior to closing. The purchaser notes were comprised of a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was paid on April 2, 2004. All cash proceeds relating to the purchase price for the sale of EME have now been received by the Company.

SL SURFACE TECHNOLOGIES, INC.

On November 24, 2003, the Company sold the operating assets of SurfTech. The sale included current assets and equipment used by SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. As a result of the sale, the Company recorded an after tax loss of $442,000 in the fourth quarter of 2003, which included severance, closing costs and liabilities associated with the withdrawal from a multi-employer union pension plan. The Company paid all severance and closing costs related to the sale in the fourth quarter of 2003, but continues to make payments related to its withdrawal liability from the pension plan in which SurfTech was a participant. There has not been any operational activity related to SurfTech since the sale in November 2003. During the three month period ended March 31, 2003, SurfTech had sales of $508,000 and a net loss before income taxes of $163,000, which has been reclassified as discontinued operations.

12. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory defined contribution pension plans covering substantially all employees. The Company's contributions to these plans are based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. Contributions to plans maintained by Teal and RFL are based on a percentage of employee elective contributions. RFL has also made a profit sharing contribution annually. Costs incurred under these plans amounted to $272,000 and $319,000 during the quarters ended March 31, 2004 and March 31, 2003, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $82,000 and $72,000 for the quarters ended March 31, 2004 and March 31, 2003, respectively.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company was billed $47,000 in legal fees for 2004 services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"), a law firm in which a director of the Company is a senior partner. As of March 31, 2004, all of the above remains payable for 2004 services. The fees relate to general corporate and securities matters. During the three months ended March 31, 2003, the Company was billed $154,000 in legal fees for services performed in 2003 by Olshan.

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. During the three months ended March 31, 2004, the Company has expensed $119,000 for SPL services, of which $40,000 remains payable.

During the prior year quarter, the Company expensed $118,000 for services performed for the three months ended March 31, 2003.

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for the three months ended March 31, 2004 and March 31, 2003 were $595,000 and $286,000, respectively. Accounts receivable due from RFL Communications at March 31, 2004 was $546,000.

14. SUBSEQUENT EVENTS

On April 2, 2004, the Company was paid $1,000,000 from the purchaser of EME, representing all amounts outstanding under its unsecured note. The Company has now received all cash proceeds relating to the purchase price for the sale of EME. A portion of the note proceeds in the amount of $77,000 was used to pay down the overadvance portion of the Senior Credit Facility. The overadvance, in the original amount of $1,500,000, has now been paid in full.

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made in the open market or in negotiated transactions. As of May 2, 2004, the Company had purchased 74,950 shares of common stock for an aggregate purchase price of $741,000.

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

CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period.

The Company's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company's Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical, as that term is defined by the Securities and Exchange Commission.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable value of the inventory at current market value, it adjusts its reserves accordingly.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of March 31, 2004 and December 31, 2003, the Company had recorded total valuation allowances of $352,000 for both periods due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of March 31, 2004 and December 31, 2003 were $5,473,000 and $6,255,000, respectively, net of valuation allowances of $352,000 for both periods. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 9 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto included in Part IV of its Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company maintained a cash balance of $4,998,000, with outstanding bank debt of $2,574,000. Availability under the Senior Credit Facility was $13,066,000. During the three months ended March 31, 2004, the net cash used by operating activities was $1,619,000, as compared to net cash used in operating activities of $2,332,000 during the three months ended March 31, 2003. The primary uses of cash from operating activities for the first quarter of 2004 were an increase in accounts receivable, an increase in inventory and a decrease in accrued liabilities. These were offset by increases to accounts payable and income from continuing operations. In the first quarter of 2003, net cash used from operating activities consisted of a decrease in accrued liabilities and an increase in accounts receivable. These were partially offset by a reduction in inventory and income from continuing operations.

On January 6, 2003, the Company entered into a three-year Senior Secured Credit Facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was repaid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 are amortized over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, and EBITDA levels, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets.

During the three months ended March 31, 2004, net cash used by investing activities was $351,000, related to capital expenditures primarily for computers, machinery and equipment. During the three months ended March 31, 2003, net cash provided by investing activities was $6,722,000, which was primarily generated by the proceeds of $7,000,000 from the sale of the EME subsidiary.

During the three months ended March 31, 2004, net cash used in financing activities was $403,000, primarily due to the payment of the fixed portion of debt under the Senior Credit Facility. During the three months ended March 31, 2003, net cash used in financing activities was $8,252,000, primarily related to the pay down of the Former Credit Facility in the net amount of $17,557,000, offset by borrowing of $10,107,000 under the Senior Credit Facility.

The Company's current ratio was 2.06 to 1 at March 31, 2004 and 1.98 to 1 at December 31, 2003. The increase in the current ratio for March 31, 2004 is due to increases in receivables and inventory from year-end levels.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 6% at March 31, 2004 and 8% at December 31, 2003. During the first three months of 2004 total debt decreased by $328,000.

Capital expenditures of $351,000 made during the first quarter of 2004 primarily related to computer equipment, factory machinery and equipment purchases. Capital expenditures for the period represent a $73,000 increase from the comparable period in 2003. During the remainder of the year 2004, the Company anticipates incurring additional capital expenditures of approximately $2,200,000, which includes obligations under capital leases. This amount is subject to change depending upon a number of factors, including certain market conditions within the Company's business segments and availability of financing.

During the first quarter of 2004, the Company was able to generate adequate amounts of cash to meet its operating needs, while reducing total borrowings by $328,000. During the period, the operating segments had an aggregate negative cash flow of $94,000, compared to negative cash flow of $327,000 in the same period of 2003. The $233,000 improvement in cash flow for the operating segments was primarily due to increased sales at Teal and a significant reduction in inventory at RFL. Both Condor and SL-MTI had negative cash flow for the quarter. Condor's negative cash flow is primarily attributable to its decrease in income from operations. SL-MTI's negative cash flow is primarily attributable to increases in inventory and receivables, partially offset by improved income from operations. The operating segments' negative cash flow was also significantly affected by payments under the Company's 2003 bonus plan and incentive programs, which were distributed in March 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of March 31, 2004:

                   Less Than   1 to 3   4 to 5   After 5
                     1 Year    Years    Years     Years     Total
                   ---------   ------   ------   -------   -------
                                    (in thousands)
Operating Leases   $     874   $1,402       --        --   $ 2,276

Debt                     699    1,875       --        --     2,574

Capital Leases            57      127       --        --       184
                   ---------   ------   ------   -------   -------
                   $   1,630   $3,404       --        --   $ 5,034
                   =========   ======   ======   =======   =======

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

Assuming no further significant slowdown of economic activity in the Company's served markets, management believes that cash from operations and funds expected to be available under the Senior Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

The table below shows the comparison of net sales from continuing operations for the quarter ended March 31, 2004 and the quarter ended March 31, 2003.

                           Three Months   Three Months      Increase/          Increase/
                              Ended          Ended       (Decrease) Over    (Decrease) Over
                             March 31,      March 31,     Same Quarter       Same Quarter
                               2004           2003          Last Year          Last Year
                           ------------   ------------   ---------------    ---------------
                              Amount         Amount           Amount            Percent
                           ------------   ------------   ---------------    ---------------
                                                    (in thousands)
Power Electronics Group:
  Condor                   $      7,863   $      9,489   $        (1,626)               (17%)
  Teal                            7,393          4,314             3,079                 71%
                           ------------   ------------   ---------------    ---------------
    Total                        15,256         13,803             1,453                 11%
                           ------------   ------------   ---------------    ---------------
SL-MTI                            5,896          5,397               499                  9%
RFL                               5,489          6,510            (1,021)               (16%)
                           ------------   ------------   ---------------    ---------------
Total                      $     26,641   $     25,710   $           931                  4%
                           ------------   ------------   ---------------    ---------------

The table below shows the comparison of income from operations for the quarter ended March 31, 2004 and the quarter ended March 31, 2003.

                           Three Months   Three Months      Increase/          Increase/
                              Ended          Ended       (Decrease) Over    (Decrease) Over
                             March 31,      March 31,     Same Quarter       Same Quarter
                               2004           2003          Last Year          Last Year
                           ------------   ------------   ---------------    ---------------
                              Amount         Amount           Amount            Percent
                           ------------   ------------   ---------------    ---------------
                                                    (in thousands)
Power Electronics Group:
  Condor                   $       (124)  $        565   $          (689)              (122%)
  Teal                            1,334            355               979                276%
                           ------------   ------------   ---------------    ---------------
    Total                         1,210            920               290                 32%
                           ------------   ------------   ---------------    ---------------
SL-MTI                              640            299               341                114%
RFL                                 424            624              (200)               (32%)
Other                            (1,080)          (818)             (262)               (32%)
                           ------------   ------------   ---------------    ---------------
Total                      $      1,194   $      1,025   $           169                 16%
                           ------------   ------------   ---------------    ---------------

Consolidated net sales from continuing operations for the three month period ended March 31, 2004 ("2004") increased by $931,000, or 4%, compared to the quarter ended March 31, 2003 ("2003"). Teal experienced a significant sales increase from 2003 of $3,079,000, or 71%. SL-MTI also recorded increased sales over 2003 of $499,000, or 9%. Compared to 2003, Condor's sales decreased $1,626,000, or 17% and RFL's sales decreased $1,021,000, or 16%. Net income from continuing operations was $685,000, or $0.11 per diluted share, compared to $471,000, or $0.08 per diluted share, in 2003. Compared to 2003, net income from continuing operations increased $214,000, or 45%.

The Company's income from operations increased to $1,194,000 in 2004, compared to $1,025,000 in 2003. All of the Company's business segments had income from operations during

2004, except Condor. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales increase of $1,453,000, or 11%, and an increase of income from operations of $290,000, or 32%, over 2003. The results within this group were mixed. Teal experienced increases in sales and income from operations of $3,079,000 and $979,000, respectively. Condor experienced decreases in sales and income from operations of $1,626,000 and $689,000, respectively. Teal's sales increase was primarily attributable to increases in semiconductor sales, as that sector appears to be rebounding. Teal also experienced a sales increase in its medical imaging product line. Condor experienced lower sales primarily due to (1) a shortfall in shipments from its contract manufacturers based in China, and (2) difficulties working with a new ERP system put in place in December 2003, which caused a shortage of floor stock components at its plant in Mexicali, Mexico. Condor's management is currently addressing the start up issues associated with the Asian sourcing problem. Operating problems with the new ERP system were remedied in the latter part of March. Bookings and backlog at Condor are above levels for the same period in 2003.

SL-MTI's net sales increased $499,000, or 9%, and income from operations increased $341,000, or 114%, compared to 2003. Increased orders from medical customers, compared to 2003, contributed to the sales gain. Income from operations increased by $341,000, or 114%, due to higher revenue, and improved gross margins from increased overhead absorption.

In 2004, RFL's net sales decreased $1,021,000, or 16%, and income from operations decreased by $200,000, or 32%, compared to 2003. Sales of RFL's control systems and telemetry product line decreased $271,000, or 43%, compared to 2003. Sales of carrier communications products decreased $1,447,000, or 46%, compared to the same period last year. These decreases were partially offset by an increase in its teleprotection product line, which increased $864,000, or 39%. RFL continues to experience inconsistent procurement patterns from electric utility companies, who are the major purchasers of its products. In particular, the pendency of proposed federal energy legislation has apparently deferred the procurement and capital investment decisions of many electric power utility companies.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2004 was approximately 64%, compared to 65% for 2003. Although the cost of products sold as a percentage of net sales remained relatively constant for the comparative quarters, the relative performance of the Company's business segments changed considerably. The cost of products sold percentage for the Power Electronics Group remained at 65% for 2004, compared to 2003. Within the Power Electronics Group, Teal's cost of products sold percentage decreased by 2%, due primarily to a favorable product mix and significantly higher sales volume. Condor's cost of products sold percentage increased by approximately 2%, due to significantly lower sales volume and lower efficiencies at its Mexicali, Mexico plant, as discussed above. SL-MTI improved its cost of products sold percentage from 74% in 2003, to 70% in 2004, due to volume increases and greater efficiencies at its Cedro, Mexico plant. RFL's cost of products sold percentage in 2004 was 54%, as compared to 56% in 2003. The improvement in RFL's cost of products sold percentage is primarily due to more favorable pricing and product mix, compared to 2003.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

As a percentage of net sales, engineering and product development expenses for 2004 and 2003 were 8% and 7%, respectively. In 2004 engineering and product development costs increased by $290,000, from 2003. The increase in engineering and product development cost is primarily attributable to increases at Condor. To a lesser extent, both Teal and RFL have increased their expenditures in the current quarter due to new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2004 increased by $148,000, or 3%, compared to 2003. As a percentage of sales, selling, general and administrative expenses for 2004 and 2003 were 21% and 22%, respectively. The increase in 2004, compared to 2003, is primarily related to high selling, general and administrative costs at Teal due to significant increases in sales. In addition, in 2004 the Company accrued increased expenses associated with a bonus for certain key members of management.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. In 2004 and 2003 amortization of deferred financing assets was $112,000 and $101,000, respectively.

INTEREST INCOME (EXPENSE)

Interest income decreased by $22,000 in 2004, compared to 2003. Interest expense decreased by $82,000 primarily due to the significant reduction in debt in 2004, compared to 2003.

TAXES

The effective tax rate for 2004 was approximately 34%, which reflects the statutory rate after adjustments for state tax provisions, offset by research and development credits and certain foreign sales credits. The effective tax benefit rate for 2003 was greater than the statutory rate primarily due to adjustments made to the Company's Mexican tax liabilities.

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contain forward-looking information, particularly statements that address activities, events or developments that the Company expects or anticipates will or may occur in the future, such as expansion and growth of the Company's business, future capital expenditures and the Company's prospects and strategy. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company.

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

Future factors include the effectiveness of cost reduction actions undertaken by the Company; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; ability of the Company to continue to finance its operations on satisfactory terms; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability, and interest rate and currency exchange rate fluctuations and other future factors.

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2003,
Part I, Item 1 - Risk Factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of this Quarterly Report on Form 10-Q (this "Report"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Amended Change-in-Control Agreement dated May 1, 2004 between the Company and James C. Taylor (transmitted herewith).

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The following reports on Form 8-K were filed by the Company during the period covered by this report:

                  Current report on Form 8-K dated and filed March 5, 2004 pursuant to Item 5 (Other Events And Required FD Disclosure).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004                        SL INDUSTRIES, INC.
                                          --------------------------------------
                                          (Registrant)
                                          By: /s/ Warren Lichtenstein
                                          --------------------------------------
                                          Warren Lichtenstein
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ David R. Nuzzo
                                          --------------------------------------
                                          David R. Nuzzo
                                          Chief Financial Officer
                                          (Principal Accounting Officer)