Form 10-Q
period 2004-06-30
SL INDUSTRIES INC
filed 2004-08-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                               21-0682685
  --------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


   520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                 08054
------------------------------------------------------          ----------
      (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:           856-727-1500

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


             The number of shares of common stock outstanding as of
                         August 2, 2004 were 5,859,153.

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets
            June 30, 2004 and December 31, 2003............................    1
          Consolidated Statements of Operations
            Three Months Ended June 30, 2004 and 2003
            and Six Months Ended June 30, 2004 and 2003....................    2
          Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2004 and 2003........................    3

          Notes to Consolidated Financial Statements.......................    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   29

Item 4. Controls and Procedures............................................   29

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings..................................................   29

Item 2. Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities..........................   29

Item 4. Submission of Matters to a Vote of Security Holders................   30

Item 5. Other Information..................................................   30

Item 6. Exhibits and Reports on Form 8-K...................................   30

Signatures.................................................................   32

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2004               2003
                                                                                ------------         ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................................        $  4,252,000         $  3,501,000
  Receivables, net .....................................................          18,031,000           13,064,000
  Note receivable ......................................................                   -            1,000,000
  Inventories, net .....................................................          13,860,000           11,009,000
  Prepaid expenses .....................................................           1,227,000            1,066,000
  Deferred income taxes, net ...........................................           3,431,000            3,947,000
                                                                                ------------         ------------
      Total current assets .............................................          40,801,000           33,587,000

Property, plant and equipment, net .....................................           8,865,000            9,547,000
Deferred income taxes, net .............................................           2,102,000            2,308,000
Goodwill, net ..........................................................          10,303,000           10,303,000
Other intangible assets, net ...........................................             922,000              980,000
Other assets and deferred costs ........................................           2,009,000            1,696,000
                                                                                ------------         ------------
       Total assets ....................................................        $ 65,002,000         $ 58,421,000
                                                                                ============         ============

LIABILITIES
Current liabilities:
  Debt, current portion ................................................        $    559,000         $    887,000
  Accounts payable .....................................................           6,224,000            3,818,000
  Accrued income taxes .................................................           1,488,000            1,203,000
  Accrued liabilities:
     Payroll and related costs .........................................           5,800,000            5,665,000
     Other .............................................................           5,909,000            5,402,000
                                                                                ------------         ------------
        Total current liabilities ......................................          19,980,000           16,975,000

Debt, less current portion .............................................           1,735,000            2,015,000
Deferred compensation and supplemental retirement benefits .............           3,921,000            3,904,000
Other liabilities ......................................................             716,000              946,000
                                                                                ------------         ------------
        Total liabilities ..............................................        $ 26,352,000         $ 23,840,000
                                                                                ------------         ------------
Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued...     $          -         $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares ................................................        1,660,000            1,660,000
Capital in excess of par value ............................................       39,076,000           38,863,000
Retained earnings .........................................................       13,738,000            9,018,000
Treasury stock at cost, 2,424,000 and 2,356,000 shares, respectively ......      (15,824,000)         (14,960,000)
                                                                                ------------         ------------
        Total shareholders' equity ........................................       38,650,000           34,581,000
                                                                                ------------         ------------
        Total liabilities and shareholders' equity ........................     $ 65,002,000         $ 58,421,000
                                                                                ============         ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three-Months Ended                  Six-Months Ended
                                                                       June 30,                         June 30,
                                                                 2004           2003*             2004            2003*
                                                              -----------    ------------     ------------     ------------
Net sales                                                     $30,508,000    $ 26,927,000     $ 57,150,000     $ 52,637,000
Cost and expenses:
  Cost of products sold ...................................    19,120,000      16,590,000       36,165,000       33,258,000
  Engineering and product development .....................     2,376,000       2,070,000        4,584,000        4,025,000
  Selling, general and administrative .....................     6,256,000       5,908,000       11,976,000       11,464,000
  Depreciation and amortization ...........................       468,000         470,000          942,000          946,000
                                                              -----------    ------------     ------------     ------------
Total cost and expenses ...................................    28,220,000      25,038,000       53,667,000       49,693,000
                                                              -----------    ------------     ------------     ------------
Income from operations ....................................     2,288,000       1,889,000        3,483,000        2,944,000
Other income (expense):
  Deferred financing costs ................................      (112,000)       (101,000)        (224,000)        (201,000)
  Interest income .........................................        18,000          31,000           61,000           96,000
  Interest expense ........................................       (59,000)        (96,000)        (148,000)        (268,000)
                                                              -----------    ------------     ------------     ------------
Income from continuing operations before income taxes .....     2,135,000       1,723,000        3,172,000        2,571,000
Income tax provision ......................................       576,000         596,000          928,000          973,000
                                                              -----------    ------------     ------------     ------------
Income from continuing operations .........................     1,559,000       1,127,000        2,244,000        1,598,000
                                                              -----------    ------------     ------------     ------------
Income (loss) from discontinued operations (net of tax) ...        20,000        (428,000)       2,476,000         (713,000)
                                                              -----------    ------------     ------------     ------------
Net income ................................................   $ 1,579,000    $    699,000     $  4,720,000     $    885,000
                                                              ===========    ============     ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations ......................   $      0.27    $       0.19     $       0.38     $       0.27
   Income (loss) from discontinued operations (net of tax)           0.00           (0.07)            0.42            (0.12)
                                                              -----------    ------------     ------------     ------------
   Net income .............................................   $      0.27    $       0.12     $       0.80     $       0.15
                                                              -----------    ------------     ------------     ------------

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations .....................   $      0.26    $       0.19     $       0.37     $       0.27
    Income (loss) from discontinued operations (net of tax)          0.00           (0.07)            0.41            (0.12)
                                                              -----------    ------------     ------------     ------------
    Net income ............................................   $      0.26    $       0.12     $       0.79     $       0.15
                                                              -----------    ------------     ------------     ------------

Shares used in computing basic net income (loss)
   per common share .......................................     5,880,000       5,898,000        5,909,000        5,896,000
Shares used in computing diluted net income (loss)
   per common share .......................................     5,984,000       5,912,000        6,007,000        5,912,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (Unaudited)

                                                                                                 2004                   2003*
                                                                                              ------------           ------------
OPERATING ACTIVITIES:
 Net income from continuing operations ...................................................    $  2,244,000           $  1,598,000
 Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
  Depreciation ...........................................................................         808,000                854,000
  Amortization ...........................................................................         134,000                101,000
  Amortization of deferred financing costs ...............................................         224,000                202,000
  Provisions for losses on accounts receivable ...........................................          50,000                 77,000
  Issuance of common stock options .......................................................         578,000                 24,000
  Additions to other assets ..............................................................         (79,000)              (111,000)
  Deferred compensation and supplemental retirement benefits .............................         234,000                209,000
  Deferred compensation and supplemental retirement benefit payments .....................        (271,000)              (264,000)
  (Increase) decrease in deferred income taxes ...........................................         (23,000)             1,506,000
  Loss/(gain) on sale of equipment .......................................................           1,000                 (1,000)
  Changes in operating assets and liabilities, excluding effects of business disposition:
     Accounts receivable .................................................................      (4,788,000)               494,000
     Inventories .........................................................................      (2,851,000)               937,000
     Prepaid expenses ....................................................................        (158,000)              (233,000)
     Accounts payable ....................................................................       2,520,000             (1,389,000)
     Other accrued liabilities ...........................................................        (567,000)            (1,572,000)
     Accrued income taxes ................................................................       1,831,000             (2,036,000)
                                                                                              ------------           ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITES .......................................        (113,000)               396,000
                                                                                              ------------           ------------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary (cash and notes receivable) ...........................       1,000,000              7,000,000
  Purchases of property, plant, and equipment ............................................        (701,000)              (563,000)
                                                                                              ------------           ------------
NET CASH PROVIDED BY INVESTING ACTIVITES .................................................         299,000              6,437,000
                                                                                              ------------           ------------
FINANCING ACTIVITIES:
  Payments of deferred financing costs ...................................................               -               (676,000)
  Net proceeds from Senior Credit Facility ...............................................               -              6,824,000
  Payments of term loans .................................................................        (608,000)              (233,000)
  Payments to Revolving Credit Facility, net .............................................               -            (17,557,000)
  Proceeds from stock options exercised ..................................................         197,000                      -
  Treasury stock (purchases) sales .......................................................        (998,000)               145,000
                                                                                              ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES ....................................................      (1,409,000)           (11,497,000)
                                                                                              ------------           ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS .............................................       1,974,000              1,125,000
                                                                                              ------------           ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................         751,000              3,539,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................       3,501,000              3,539,000
                                                                                              ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................       4,252,000                      -
                                                                                              ============           ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest ............................................................................    $    154,000           $    222,000
     Income taxes ........................................................................    $    703,000           $    247,000


* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The statements of operations and cash flows for the applicable periods ended June 30, 2003 and certain footnotes have been reclassified to reflect the effect of discontinued operations.

LIQUIDITY

On January 6, 2003, the Company entered into a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000. The overadvance amount was fully paid down on April 7, 2004. The two term loans of $2,350,000 and $840,000 are being paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility also contains financial covenants relating to minimum levels of net worth, fixed charge coverages, levels of earnings before interest, taxes, depreciation and amortization and maximum levels of capital expenditures, as defined. The Company is in compliance with all of the restrictions and covenants of the Senior Credit Facility.

2. RECEIVABLES

Receivables at June 30, 2004 and December 31, 2003 consisted of the following:

                                               June 30,           December 31,
                                                2004                  2003
                                               -------------------------------
                                                       (in thousands)
Trade receivables .......................      $   17,884         $     12,656
Less allowances for doubtful accounts....            (415)                (365)
                                               ----------         ------------
                                                   17,469               12,291

Recoverable income taxes ................             137                  406
Other ...................................             425                  367
                                               ----------         ------------
                                               $   18,031         $     13,064
                                               ==========         ============

3. INVENTORIES

Inventories at June 30, 2004 and December 31, 2003 consisted of the following:

                                              June 30,          December 31,
                                                2004                 2003
                                              ------------------------------
                                                      (in thousands)
Raw materials......................           $ 10,699          $      8,384
Work in process....................              4,097                 3,769
Finished goods.....................              2,019                 1,494
                                              --------          ------------
                                                16,815                13,647
Less allowances....................             (2,955)               (2,638)
                                              --------          ------------
                                              $ 13,860          $     11,009
                                              ========          ============

4. INCOME PER SHARE

The Company has presented net income per common share pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                                                 Three Months Ended June 30,
                                                          2004                                   2003
                                             ----------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
                                             ----------------------------------------------------------------------
                                               Net                   Per Share        Net                 Per Share
                                             Income      Shares       Amount        Income      Shares      Amount
                                             ------      ------      ---------      ------      ------    ---------
Basic net income per common share            $1,579       5,880      $    0.27      $  699       5,898    $    0.12
Effect of dilutive securities                     -         104              -           -          14            -
                                             ------      ------      ---------      ------      ------    ---------
Diluted net income per common share          $1,579       5,984      $    0.26      $  699       5,912    $    0.12
                                             ======      ======      =========      ======      ======    =========

                                                                  Six Months Ended June 30,
                                                          2004                                   2003
                                             ----------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
                                             ----------------------------------------------------------------------
                                               Net                   Per Share        Net                 Per Share
                                             Income      Shares       Amount        Income      Shares      Amount
                                             ------      ------      ---------      ------      ------    ---------
Basic net income per common share            $4,720       5,909      $    0.80      $  885       5,896    $    0.15
Effect of dilutive securities                     -          98              -           -          16            -
                                             ------      ------      ---------      ------      ------    ---------
Diluted net income per common share          $4,720       6,007      $    0.79      $  885       5,912    $    0.15
                                             ======      ======      =========      ======      ======    =========

For the six-month periods ended June 30, 2004 and June 30, 2003, common stock options of 473,501 and 492,475, respectively, were excluded from the diluted computations because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The following disclosures are provided in accordance with SFAS No. 148.

As permitted by the FASB, the Company has elected to follow APB No. 25 and related interpretations in accounting for its stock option plans. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $184,000 and $428,000 in the three month period ended June 30, 2004 and the six month period ended June 30, 2004, respectively, in compensation expense related to certain stock based compensation arrangements.

The exercise price of all stock options generally equals the market price of the Company's common stock on the date of grant. Compensation cost has been recognized for the Company's stock option plans as noted in the table below. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per common share would have been as follows:

                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                               2004             2003              2004              2003
                                                             -------------------------------------------------------------
                                                                      (in thousands, except per share amounts)
Net income, as reported                                      $ 1,579             $   699         $ 4,720           $   885
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                       $   112             $    15         $   302           $    15
                                                             -------             -------         -------           -------
                                                             $ 1,691             $   714         $ 5,022           $   900
Deduct: Total stock-based employee
   compensation expense determined under fair value
   based method for awards granted, modified, or
   settled, net of related tax effects                          (191)               (185)           (445)             (509)
                                                             -------             -------         -------           -------
Pro forma net income                                         $ 1,500             $   529         $ 4,577           $   391
                                                             =======             =======         =======           =======

Earnings per common share:
    Basic - as reported                                      $  0.27             $  0.12         $  0.80           $  0.15
    Basic - pro forma                                        $  0.26             $  0.09         $  0.77           $  0.07

    Diluted - as reported                                    $  0.26             $  0.12         $  0.79           $  0.15
    Diluted - pro forma                                      $  0.25             $  0.09         $  0.76           $  0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             Six Months Ended      Six Months Ended
                                                                  June 30,             June 30,
                                                                    2004                 2003
                                                             ----------------      ----------------
Expected dividend yield                                              0.0%                0.0%
Expected stock price volatility                                    61.29%              61.61%
Risk-free interest rate                                             2.81%               2.69%
Expected life of stock option                                     5 years             5 years

The fair value of the above stock-based compensation costs were determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, expected life of the option and other estimates. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes of the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

5. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, companies are now required to disclose their estimates of contributions to their plans during the next fiscal year and the components of the fair value of total plan assets by type (i.e., equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised), except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

On March 31, 2004, the FASB issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and generally would require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense for the Company. The Proposed Statement currently contemplates its provisions being applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                      June 30, 2004                                   December 31, 2003
                                       --------------------------------------------------------------------------------------------
                                                        Accumulated                                      Accumulated
                                       Gross Value     Amortization    Net Value        Gross Value      Amortization     Net Value
                                       --------------------------------------------------------------------------------------------
                                                                             (in thousands)
Goodwill                                 $12,167          $ 1,864        $10,303          $12,167          $ 1,864          $10,303
                                       ---------          -------        -------          -------          -------          -------
Other Intangible Assets:
  Patents                                    946              630            316              946              594              352
  Covenant Not To Compete                    110              110              -              110              110                -
  Trademarks                                 922              338            584              922              319              603
  Other                                      501              479             22              501              476               25
                                       ---------          -------        -------          -------          -------          -------
   Total Other Intangible Assets           2,479            1,557            922            2,479            1,499              980
                                       ---------          -------        -------          -------          -------          -------
                                         $14,646          $ 3,421        $11,225          $14,646          $ 3,363          $11,283
                                       =========          =======        =======          =======          =======          =======

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and trademarks over approximately 25 years. Amortization expense for intangible assets for each of the three-month periods of fiscal 2004 and 2003 were $28,000; and for the six-month periods of fiscal 2004 and 2003 were $58,000 and $56,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $116,000 per year.

7. DEBT

Debt consists of the following:

                                   June 30,        December 31,
                                     2004              2003
                                   ----------------------------
                                        (in thousands)
Revolving lines of credit          $     -           $   327
Term loan A                          1,795             1,992
Term loan B                            499               583
                                   -------           -------
                                     2,294             2,902

Less current portion                  (559)             (887)
                                   -------           -------
Long-term debt                     $ 1,735           $ 2,015
                                   =======           =======

The Company's Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At June 30, 2004, the outstanding revolving loan balance was $0 and the outstanding term loan balances were $1,795,000 and $499,000, or a total of $2,294,000 and bore interest of 4.5%. Availability under the Senior Credit Facility at June 30, 2004 was $13,205,000.

The schedule of payments on long-term debt is as follows:

                                    June 30
                                 --------------
                                 (in thousands)
2005                                   559
2006                                 1,735
2007                                     -
                                   -------
                                     2,294
Less current portion                  (559)
                                   -------
Total long-term debt               $ 1,735
                                   =======

8. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                                        June 30,              December 31,
                                                          2004                   2003
                                                        ----------------------------------
                                                                 (in thousands)
Taxes (other than income) and insurance                 $   901                  $1,062
Commissions                                                 447                     484
Accrued litigation and legal fees                         1,511                   1,109
Other professional fees                                     211                     269
Environmental                                             1,019                     957
Warranty                                                    992                     915
Other                                                     1,428                   1,206
Reclassified to long-term liabilities                      (600)                   (600)
                                                        -------                  ------
                                                        $ 5,909                  $5,402
                                                        =======                  ======

The Company's warranty reserve, which is included in accrued liabilities and other above, for the period ended June 30, 2004 is as follows:

                                                       June 30,
                                                         2004
                                                     --------------
                                                     (in thousands)
Liability, beginning of year                            $  915
Expense for new warranties issued                          246
Expense related to accrual revisions for prior year         20
Warranty claims                                           (189)
                                                        ------
Liability, end of period                                $  992
                                                        ------

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

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), defended a cause of action, brought against it in the fall of 2000, in the United States District Court for the Western District of Michigan. The lawsuit was filed by a customer, Eaton Aerospace, Inc. ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000, which when combined with pre-trial interest brings the total claim to $780,000. The full amount of the jury award and pre-trial interest is fully reserved. Eaton is appealing the decision.

The Company's subsidiary SLW Holdings, Inc., formerly known as SL Waber, Inc., is the defendant in a cause of action brought in Superior Court of the State of Illinois. This case was initiated by a former independent sales representative of SL Waber, Inc. claiming wrongful termination. On August 9, 2004, the Company reached an agreement with the plaintiff to settle all disputes in consideration for $235,000 payable in cash.

Substantially all of the assets of SL Waber, Inc., including its corporate name were sold by the Company in August 2001.

In 1997, the Company, through a wholly owned subsidiary, commenced a patent infringement action against American Power Conversion Corporation ("APC") in the United States District Court for the Southern District of New Jersey. The complaint alleged that APC infringed a patent held by the subsidiary, and sought damages resulting from APC's infringement. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for the release of all claims against APC and the granting to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the District Court dismissed the lawsuit with prejudice and the settlement fee was paid to the Company. A third party has threatened certain claims against the Company relating to this matter for a portion of the payment. The Company disputes such claims and intends to defend against them vigorously.

On June 12, 2002, the Company and its wholly owned subsidiary, SL Surface Technologies, Inc. ("SurfTech"), were served with notice of a class action complaint filed in Superior Court of New Jersey for Camden County. (Substantially all of the operating assets of SurfTech were sold in November
2003). The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that the plaintiffs suffered personal injuries as a result of consuming water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplied Camden, New Jersey).

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

As with the administrative actions, the Company believes it has significant defenses against the class action plaintiffs' claims and intends to pursue them vigorously. Technical data generated as part of remedial activities at the SurfTech Site have not established offsite migration of contaminants and there are several other technical factors and defenses available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has a strong defense against the claims alleged in the class action plaintiffs' complaint, as well as the environmental administrative actions.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,019,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Substantially all of the Company's environmental costs relate to discontinued operations and all such costs have been recorded in discontinued operations.

The Company is the subject of various other lawsuits and actions relating to environmental issues, including an administrative action in connection with the SurfTech Site, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection (the "NJDEP"). Technical data generated as part of remedial activities at the SurfTech site have not established offsite migration of contaminants and there are other technical factors and defenses available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has significant defenses against all or any part of the claim and that any material impact is unlikely.

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

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. On May 14, 2004, the Company received $138,000 from one insurer as payment of part of its contingent commitment, which is recorded in discontinued operations. As of June 30, 2004 and December

31, 2003, the remaining environmental accruals of $1,019,000 and $957,000, respectively, have been included in "Accrued liabilities and other" (Note 8).

10. SEGMENT INFORMATION

The Company currently operates under four business segments: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), RFL Electronics Inc. ("RFL") and SL Montevideo Technology, Inc. ("SL-MTI"). In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the periods presented, the Company's reportable segments consisted of Condor and Teal (the "Power Electronics Group"), SL-MTI and RFL.

At December 31, 2002, the Company was comprised of five operating business units. On November 24, 2003, the Company sold the operating assets of SurfTech. SurfTech is classified as discontinued for all periods presented. Of the remaining business segments: Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. New motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all electric utility equipment protection systems. The Other segment includes corporate related items, financing activities and other costs not allocated to other reportable segments, which include but are not limited to certain legal, litigation and public reporting charges.

The unaudited comparative results for the three-month and six-month periods in fiscal 2004 and 2003 are as follows:

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                 2004            2003             2004             2003
                                               ---------------------------------------------------------
                                                                     (in thousands)
NET SALES
Power Electronics Group:
   Condor                                      $ 11,660        $ 10,587         $ 19,523        $ 20,077
   Teal                                           7,408           5,074           14,801           9,388
                                               --------        --------         --------        --------
      Total                                      19,068          15,661           34,324          29,465
                                               --------        --------         --------        --------
SL-MTI                                            5,886           5,732           11,783          11,129
RFL                                               5,554           5,534           11,043          12,043
                                               --------        --------         --------        --------
Consolidated                                   $ 30,508        $ 26,927         $ 57,150        $ 52,637
                                               ========        ========         ========        ========

                                      Three Months Ended                  Six Months Ended
                                           June 30,                            June 30,
                                   2004              2003               2004             2003
                                  -------------------------------------------------------------
                                                         (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                         $ 1,524           $ 1,241           $ 1,400           $ 1,805
   Teal                             1,094               545             2,428               900
                                  -------           -------           -------           -------
      Total                         2,618             1,786             3,828             2,705
                                  -------           -------           -------           -------
SL-MTI                                619               507             1,259               806
RFL                                   412               525               836             1,150
Other                              (1,361)             (929)           (2,440)           (1,717)
                                  -------           -------           -------           -------
Consolidated                      $ 2,288           $ 1,889           $ 3,483           $ 2,944
                                  =======           =======           =======           =======

                                  June 30,      December 31,
                                    2004           2003
                                  ---------------------------
                                        (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                         $15,504         $11,439
   Teal                            12,809           9,665
                                  -------         -------
      Total                        28,313          21,104
                                  -------         -------
SL-MTI                              9,712           9,255
RFL                                16,828          16,512
Other                              10,149          11,550
                                  -------         -------
Consolidated                      $65,002         $58,421
                                  =======         =======

                                  June 30,      December 31,
                                   2004            2003
                                  --------------------------
                                       (in thousands)
INTANGIBLE ASSETS (NET)
Teal                              $ 5,954         $ 6,009
SL-MTI                                 22              25
RFL                                 5,249           5,249
                                  -------         -------
Consolidated                      $11,225         $11,283
                                  =======         =======

11. DISCONTINUED OPERATIONS

SL WABER

Effective August 27, 2001, substantially all of the assets of SL Waber, Inc. ("SL Waber") and the stock of Waber de Mexico S.A. de C.V. were sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the settlement fee was paid to the Company. The settlement fee, net of tax, in the amount of $2,488,000 is recorded as part of discontinued operations in the Company's consolidated statements of operations and cash flows for the six months ended June 30, 2004.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). In consideration for 100% of the issued and outstanding capital stock of EME, the purchaser paid $8,000,000, consisting of cash of $4,000,000 paid at closing and $4,000,000 of purchaser notes. In addition, EME made a distribution of $2,000,000 to the Company prior to closing. The purchaser notes were comprised of a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was received on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was received on April 2, 2004. All cash proceeds relating to the purchase price for the sale of EME have now been received by the Company.

SL SURFACE TECHNOLOGIES, INC.

On November 24, 2003, the Company sold the operating assets of SurfTech. The sale included current assets and equipment used by SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. As a result of the sale, the Company recorded an after tax loss of $442,000 in the fourth quarter of 2003, which included severance, closing costs and liabilities associated with the withdrawal from a multi-employer union pension plan. The Company paid most of the severance and all closing costs related to the sale in the fourth quarter of 2003, but continues to make payments related to its withdrawal liability from the pension plan in which SurfTech was a participant. There has not been any operational activity related to SurfTech since the sale in November 2003. During the three and six month periods ended June 30, 2003, SurfTech had sales of $517,000 and $1,025,000, respectively, and a net loss before income taxes of $126,000 and $323,000, respectively, which has been reclassified as discontinued operations.

12. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three defined contribution pension plans covering substantially all employees. The Company's contributions to these plans are based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. Contributions to plans maintained by Teal and RFL are based on a percentage of employee elective contributions. RFL has also made a profit sharing contribution annually. Costs incurred under these plans amounted to $517,000 and $622,000 during the six months ended June 30, 2004 and 2003, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $225,000 and $156,000 for the six months ended June 30, 2004 and 2003, respectively.

13. RELATED PARTY TRANSACTIONS

During the period January 1, 2004 to June 9, 2004, the Company was billed $81,000 in legal fees for services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"), a law firm in which a former director of the Company is a senior partner. This director did not stand for reelection at the Company's Annual Meeting of Shareholders held on June 9, 2004 and therefore is no longer considered a related party. As of June 9, 2004, $33,000 remains payable for 2004 services. The fees relate to general corporate and securities matters. During the comparable period in 2003, the Company was billed $297,000 in legal fees for services performed by Olshan.

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. During the six months ended June 30, 2004, the Company has expensed $237,000 for SPL services, of which $40,000 remains payable. The Company expensed $237,000 for services performed for the six months ended June 30, 2003.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for the six months ended June 30, 2004 and June 30, 2003 were $824,000 and $403,000, respectively. Accounts receivable due from RFL Communications at June 30, 2004 was $119,000.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of June 30, 2004 and December 31, 2003, the Company had recorded total valuation allowances of $352,000 for both periods due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain loss carryforwards and tax credits before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of June 30, 2004 and December 31, 2003 were $5,533,000 and $6,255,000, respectively, net of valuation allowances of $352,000 for both periods. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the recoverability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

ENVIRONMENTAL EXPENDITURES

The Company is subject to United States and Mexican environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal, state and local environmental laws and regulations, including those that require it to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where the Company has ceased operations. It is impossible to predict precisely what affect these laws and regulations will have in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

                                            June 30, 2004         December 31, 2003             $ Variance         % Variance
                                            -------------         -----------------             ----------         ----------
                                                                   (in thousands)
Cash and cash equivalents                    $ 4,252                  $ 3,501                      $  751              21%
Bank debt                                    $ 2,294                  $ 2,902                     ($  608)             21%
Working capital                              $20,821                  $16,612                      $4,209              25%
Shareholders' equity                         $38,650                  $34,581                      $4,069              12%


At June 30, 2004, the Company maintained a cash balance of $4,252,000, with outstanding bank debt of $2,294,000. Availability under the Senior Credit Facility was $13,205,000. During the six months ended June 30, 2004, the net cash used by operating activities was $113,000, as compared to net cash provided by operating activities of $396,000 during the six months ended June 30, 2003. The primary uses of cash from operating activities for the six-month period ended June 30, 2004 were increases in accounts receivable and in inventory. These uses of cash were partially offset by net income from continuing operations and an increase in accrued income taxes payable and accounts payable. In the six-month period of 2003, net cash provided by operating activities was $396,000. The principal sources of cash were income from continuing operations, decreases in accounts receivable and inventory. These sources of cash were partially offset by reductions in accounts payable, other accrued liabilities and accrued income taxes.

On January 6, 2003, the Company entered into a three-year Senior Secured Credit Facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was repaid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 are amortized over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverage and EBITDA levels, as defined. The Company is currently in compliance with all the restrictions and covenants of the Senior Credit Facility. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets.

During the six months ended June 30, 2004, net cash provided by investing activities was $299,000, primarily generated by the proceeds of $1,000,000 received by the Company as a final cash payment from the sale of EME. These proceeds were partially offset by $701,000 in capital expenditures primarily for computers, machinery and equipment. During the six months ended June 30, 2003, net cash provided by investing activities was $6,437,000, which was primarily generated by the original proceeds of $7,000,000 from the sale of EME.

During the six months ended June 30, 2004, net cash used in financing activities was $1,409,000 primarily due to the payment of the fixed portion of debt and the overadvance under the Senior Credit Facility. Also during the period the Company purchased treasury stock in the amount of approximately $821,000 for 83,450 shares at an average price of $9.84 per share under the Company's repurchase program approved by the Board of Directors on December 12, 2003. During the six months ended June 30, 2003, net cash used in financing activities was $11,497,000, primarily related to the pay down of the Company's former credit facility in the net amount of $17,557,000, offset by net borrowing of $6,824,000 under the Senior Credit Facility.

The Company's current ratio was 2.04 to 1 at June 30, 2004 and 1.98 to 1 at December 31, 2003. The increase in the current ratio at June 30, 2004 is due to increases in cash, receivables and inventory from year-end levels, partially offset by an increase in accounts payable.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 6% at June 30, 2004 and 8% at December 31, 2003. During the first six months of 2004, total debt decreased by $608,000.

Capital expenditures of $701,000 were made during the first six months of 2004. These expenditures primarily related to computer equipment, factory machinery and equipment purchases. Capital expenditures for the period represent a $138,000 increase from the comparable period in 2003. During the remainder of 2004, the Company anticipates incurring additional capital expenditures of approximately $600,000. This amount is subject to change depending upon a number of factors, including certain market conditions within the Company's business segments and availability of financing.

During the first six months of 2004, the Company was able to generate adequate amounts of cash to meet its operating needs, reduce total borrowings by $608,000 and purchase treasury stock in the amount of approximately $821,000 under the Company's stock repurchase program. During the period, the operating segments had an aggregate negative cash flow of $503,000, compared to a positive cash flow of $3,474,000 in the same period of 2003. Condor and Teal, which had increases in accounts receivable and inventory at the end of the second quarter 2004, generated negative cash flow during the 2004 period. Both of these business segments had increased sales in the second quarter of 10% and 46%, respectively, and increases in backlog for the period of 19% and 45%, respectively. All operating business segments are expected to have positive cash flow for the year ending December 31, 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of June 30, 2004:

                         Less Than        1 to 3          4 to 5       After 5
                          1 Year           Years          Years         Years          Total
                         --------------------------------------------------------------------
                                                    (in thousands)
Operating Leases          $    795        $1,400          $    -       $     -         $2,195

Debt                           559         1,735               -             -          2,294

Capital Leases                  46           122               -             -            168
                         ---------        ------          ------       -------         ------
                          $  1,400        $3,257          $    -       $     -         $4,657
                         =========        ======          ======       =======         ======

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business practice to enter into off-balance sheet arrangements, such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Assuming no further significant slowdown of economic activity in the Company's served markets, management believes that cash from operations and funds expected to be available under the Senior Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

The table below shows the comparison of net sales for the quarter ended June 30, 2004 and the quarter ended June 30, 2003:

                                Three Months      Three Months      Increase/            Increase/
                                   Ended             Ended         (Decrease) Over    (Decrease) Over
                                  June 30,          June 30,       Same Quarter         Same Quarter
                                    2004              2003           Last Year           Last Year
                                ---------------------------------------------------------------------
                                   Amount            Amount          Amount               Percent
                                ---------------------------------------------------------------------
                                                         (in thousands)
Power Electronics Group:
  Condor                          $   11,660      $     10,587            $  1,073                10%
  Teal                                 7,408             5,074               2,334                46%
                                ------------      ------------            --------              ----
    Total                             19,068            15,661               3,407                22%
                                ------------      ------------            --------              ----
SL-MTI                                 5,886             5,732                 154                 3%
RFL                                    5,554             5,534                  20               N/M
                                ------------      ------------            --------              ----
Total                             $   30,508      $     26,927            $  3,581                13%
                                ------------      ------------            --------              ----

The table below shows the comparison of income from operations for the quarter ended June 30, 2004 and the quarter ended June 30, 2003:

                                Three Months      Three Months      Increase/            Increase/
                                    Ended            Ended        (Decrease) Over     (Decrease) Over
                                   June 30,         June 30,        Same Quarter         Same Quarter
                                     2004             2003           Last Year           Last Year
                                ---------------------------------------------------------------------
                                    Amount           Amount          Amount               Percent
                                ---------------------------------------------------------------------
                                                   (in thousands)
Power Electronics Group:
  Condor                          $    1,524      $      1,241            $    283                23%
  Teal                                 1,094               545                 549               101%
                                ------------      ------------            --------             -----
    Total                              2,618             1,786                 832                47%
                                ------------      ------------            --------             -----
SL-MTI                                   619               507                 112                22%
RFL                                      412               525                (113)              (22%)
Other                                 (1,361)             (929)               (432)              (47%)
                                ------------      ------------           ---------             -----
Total                             $    2,288      $      1,889           $     399                21%
                                ------------      ------------           ---------             -----

Consolidated net sales for the three-month period ended June 30, 2004 increased by $3,581,000, or 13%, compared to the same quarter in 2003. Teal experienced a significant sales increase from 2003 of $2,334,000, or 46%. Condor also recorded increased sales over 2003 of $1,073,000, or 10%. SL-MTI and RFL recorded modest sales increases in 2004, compared to 2003.

The Company had income from operations of $2,288,000 for the three-month period ended June 30, 2004, as compared to income from operations of $1,889,000 for the corresponding period last year, an increase of $399,000, or 21%.

Net income from continuing operations was $1,559,000, or $0.26 per diluted share, compared to $1,127,000, or $0.19 per diluted share in 2003. Net income from continuing operations increased $432,000, or 38%. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales increase of $3,407,000, or 22%, and an increase in income from operations of $832,000, or 47%. Teal experienced a sales increase of $2,334,000, or 46%, and an increase in income from operations of $549,000, or 101%. Condor also experienced an increase in sales of $1,073,000, or 10%, and an increase in income from operations of $283,000, or 23%. Teal's sales increase was primarily attributable to significant increases in its medical imaging product line and, to a lesser extent, its semiconductor product line. Teal's increase in income from operations is due to its increase in sales volume. Condor's increase in sales for the quarter is primarily attributable to an increase in sales in its medical and industrial product lines, while sales decreased for its telecommunications product line. Condor's increase in income from operations is primarily due to its increase in sales volume in 2004 as compared to 2003.

SL-MTI's sales increased $154,000, or 3%, while income from operations increased $112,000, or 22%. The increase in income from operations is due to an increase in sales and a combination of improved efficiency experienced at its manufacturing facility in Cedro, Mexico, as compared to 2003. These manufacturing efficiencies contributed to improved gross margins in 2004 compared to 2003.

RFL's sales increased $20,000 during the second quarter of 2004, compared to 2003; while income from operations decreased by $113,000, or 22%, for the comparable periods. While RFL has taken steps to contain its cost structure to be in line with its current sales forecast, it has significantly increased its engineering and product development costs. This increase is the principal reason for the reduction in income from operations in 2004 from 2003.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2004 was approximately 63%, compared to 62% in 2003. Although the cost of products sold as a percentage of net sales remained relatively constant for the comparative quarters, the mix within the Company's business segments changed over the two periods. The cost of products sold percentage for the Power Electronics Group remained at approximately 63% for 2004, compared to 2003. Within the Power Electronics Group, Condor's cost of products sold remained constant. Teal's cost of products sold increased approximately 2%, due to an increase in materials costs and an increase in direct labor expenses. Direct labor expenses increased to support the rapid ramp-up in production, as necessary to meet precipitous sales growth. SL-MTI decreased its cost of products sold percentage from 72% in

2003, to 69% in 2004. These improved gross margins were due to an increase in sales volume and improved operating efficiencies at its manufacturing facility in Cedro, Mexico. RFL's cost of products sold as a percentage of sales remained relatively constant in 2004, compared to 2003.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the three month periods ended June 30, 2004 and June 30, 2003 were approximately 8% of net sales. The increase in engineering and product development expenses was $306,000, or 15% in the current quarter of 2004, as compared to 2003. With the exception of Teal, all of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003. Teal's engineering and product development expenditures decreased marginally. SL-MTI and RFL are working on new products and product enhancements at a greater rate in 2004, compared to 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2004 and 2003 were 21% and 22% of sales, respectively. These expenses increased by $348,000, or 6%, largely as the result of a 13% sales increase over the periods. The most significant increases in selling, general and administrative costs were experienced by Condor and Teal, due primarily to corresponding increases in sales volume. The Company also recorded $184,000 in compensation expense related to certain stock based compensation arrangements with key executives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the 2004 and 2003 remained relatively constant at 2% of sales.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. For the quarters ended June 30, 2004 and June 30, 2003, amortization of these deferred financing assets was $112,000 and $101,000, respectively.

INTEREST INCOME (EXPENSE)

Interest income decreased for the current three-month period by $13,000, as compared to the same period last year. Interest expense for the current three-month period decreased by $37,000, or 39%, due primarily to the reduction of debt.

TAXES

The effective tax rate for the three-month period ended June 30, 2004 was approximately 27%. This rate reflects the statutory rate after adjustments for state tax provisions, offset by research and development credits and certain foreign tax credits recorded during the period. The effective tax rate for the comparable period in 2003 was approximately 35%.

DISCONTINUED OPERATIONS

For the three months ended June 30, 2004, the Company recorded net income from discontinued operations, net of tax, of $20,000. This amount, net of tax, is primarily attributable to a favorable tax ruling related to EME, in the amount $330,000 net of expenses and net billings to insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $172,000, net of tax. These income amounts, net of tax, were offset by current environmental, legal and litigation charges related to discontinued operations. For the three months ended June 30, 2003, the Company recorded a net loss from discontinued operations, net of tax, of $428,000. This amount consisted primarily of the net loss for SurfTech, net of tax, in the amount of $131,000 and the cost of environmental and legal charges related to discontinued operations.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

The table below shows the comparison of net sales for the six months ended June 30, 2004 and June 30, 2003:

                                Six Months        Six Months        Increase/           Increase/
                                   Ended            Ended        (Decrease) Over     (Decrease) Over
                                 June 30,          June 30,        Same Period         Same Period
                                   2004              2003           Last Year           Last Year
                                ---------------------------------------------------------------------
                                  Amount            Amount           Amount              Percent
                                ---------------------------------------------------------------------
                                                          (in thousands)
Power Electronics Group:
  Condor                           $19,523           $20,077            ($   554)                (3%)
  Teal                              14,801             9,388               5,413                 58%
                                ----------           -------             -------               ----
    Total                           34,324            29,465               4,859                 16%
                                ----------           -------             -------               ----
SL-MTI                              11,783            11,129                 654                  6%
RFL                                 11,043            12,043              (1,000)                (8%)
                                ----------           -------             -------               ----
Total                              $57,150           $52,637             $ 4,513                  9%
                                ----------           -------             -------               ----

The table below shows the comparison of income from operations for the six months ended June 30, 2004 and June 30, 2003:

                                Six Months        Six Months         Increase/           Increase/
                                   Ended            Ended         (Decrease) Over     (Decrease) Over
                                 June 30,          June 30,         Same Period        Same Period
                                   2004              2003            Last Year          Last Year
                                ---------------------------------------------------------------------
                                  Amount            Amount            Amount             Percent
                                ---------------------------------------------------------------------
                                                          (in thousands)
Power Electronics Group:
  Condor                           $ 1,400           $ 1,805            ($   405)                (22%)
  Teal                               2,428               900               1,528                 170%
                                ----------           -------             -------               -----
    Total                            3,828             2,705               1,123                  42%
                                ----------           -------             -------               -----
SL-MTI                               1,259               806                 453                  56%
RFL                                    836             1,150                (314)                (27%)
Other                               (2,440)           (1,717)               (723)                (42%)
                                ----------           -------             -------               -----
Total                              $ 3,483           $ 2,944             $   539                  18%
                                ----------           -------             -------               -----

Consolidated net sales for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 increased $4,513,000, or 9%. This increase was due mainly to an increase in sales in the Power Electronics Group of $4,859,000, or 16%. Within the Power Electronics Group, Teal had a significant increase in sales of $5,413,000, or 58%, while Condor's sales decreased $554,000, or 3%. Condor's sales decrease was primarily due to delayed shipments from its contract manufacturers in China in the first quarter. SL-MTI had a sales increase of $654,000, or 6%; and RFL experienced a sales decrease of $1,000,000, or 8%. The sales decrease at RFL was caused by sluggish demand in its served markets.

The Company recorded income from operations of $3,483,000 for the six months ended June 30, 2004, compared to income from operations of $2,944,000 for the corresponding period last year. This change represents an increase of $539,000, or 18%.

Net income from continuing operations was $2,244,000, or $0.37 per diluted share in 2004, compared to $1,598,000, or $0.27 per diluted share in 2003. Net income from continuing operations increased by $646,000, or 40%. The Company's business segments and the components of operating expenses are discussed more fully in the following sections:

The Power Electronics Group recorded a sales increase of $4,859,000, or 16%, and an increase in income from operations of $1,123,000, or 42%. Within the Power Electronics Group, Teal reported a sales increase of $5,413,000, or 58%, and Condor recorded a sales decrease of $554,000, or 3%. Teal's income from operations increased by $1,528,000, or 170%, compared to 2003. Teal's increased income from operations was due to increased sales volume, which was partially offset by higher related selling and administrative costs. Its medical imaging product line and its semiconductor product line each experienced increased demand throughout the period. Condor experienced a sales decrease of $554,000 and a decrease in income from operations of $405,000, primarily due to delays in shipments from contract manufacturers in China.

SL-MTI's sales increased by $654,000, or 6%, while income from operations increased by $453,000, or 56%. The increase in sales was primarily due to increased demand for its medical product line in the first quarter of 2004. The increase in income from operations was the result of increased sales volume and operating efficiencies at SL-MTI's manufacturing facility in Cedro, Mexico. These increases were partially offset by increased engineering and product development spending.

RFL's sales decreased by $1,000,000, or 8%, in 2004, compared to 2003. Income from operations decreased by $314,000, or 27%, for the comparable periods. All of RFL's product lines experienced decreases in sales. RFL continues to experience inconsistent procurement patterns from electric utility companies, who are the major purchasers of its products. Larger infrastructure expansion projects continue to be deferred in favor of smaller maintenance projects. The Company believes that this pattern will continue until investment incentives are created by the enactment of pending federal energy legislation. RFL has maintained its gross margins, compared to 2003, due to cost containment. Despite lower sales volume, RFL increased its expenditures for engineering and product development by approximately 19%, compared to 2003.

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of sales for the six months ended June 30, 2004 and June 30, 2003 was approximately 63%. With the exception of SL-MTI, all of the business segments' cost of products sold as a percentage of sales were comparable to 2003. Gross margins at SL-MTI improved by approximately 4%, due to increased volume and improved manufacturing efficiencies, as previously discussed.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the six months ended June 30, 2004 and June 30, 2003 remained at approximately 8% of sales. Engineering and product development expenses increased $559,000, or 14%, in the six-month period of 2004, as compared to 2003. All of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2004 were approximately 21% of sales, compared to 22% of sales in 2003. These expenses increased by $512,000, or 4%, over the comparative periods. The major reason for the increase was due to the greater sales volume. Another contributing factor to the increase was the recording of $428,000 in compensation expense related to certain stock based compensation arrangements with key executives, which were non-cash charges for the period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for 2004 and 2003 were approximately 2% of sales, and remained relatively constant in 2004, as compared to 2003.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $224,000 in 2004 and $201,000 in 2003. These costs were less than 1% of sales in 2004 and 2003.

INTEREST INCOME (EXPENSE)

Interest income for the six months ended June 30, 2004 decreased by $35,000, as compared to the same period last year. This decrease is primarily related to the pay down of the purchaser's note, received as part of the sale of EME. Interest expense for the same six-month period decreased by $120,000, or 45%, due primarily to the reduced debt levels.

TAXES

The effective tax rate for the six months ended June 30, 2004 was approximately 29%, compared to 38% for the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 reflects the statutory rate after adjustments for state tax provisions, offset by research and development credits and certain foreign tax credits primarily taken in the first quarter of 2004.

DISCONTINUED OPERATIONS

For the six months ended June 30, 2004, the Company recorded net income from discontinued operations, net of tax, of $2,476,000. This amount is primarily related to a settlement fee received by SL Waber, net of tax, in the amount of $2,488,000 (see Note 11) and the reversal of tax reserves related to EME as previously discussed. These income amounts, net of tax, were partially offset by current environmental, legal and litigation charges related to discontinued operations. For the six months ended June 30, 2003, the Company recorded a net loss from discontinued operations, net of tax, of $713,000. This amount consisted primarily of the net loss for SurfTech, net of tax, in the amount of $274,000 and the cost of environmental and legal charges related to discontinued operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the six months ended June 30, 2004, the Company had purchased 83,450 shares pursuant to the December 12, 2003 repurchase program and 44,100 shares purchased through deferred compensation plans.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                  TOTAL NUMBER
                                                                             OF SHARES PURCHASED AS
                                       TOTAL                                          PART                 MAXIMUM NUMBER
                                     NUMBER OF              AVERAGE               OF PUBLICLY          OF SHARES THAT MAY YET
                                      SHARES              PRICE PAID            ANNOUNCED PLANS        BE PURCHASED UNDER THE
            PERIOD                   PURCHASED             PER SHARE              OR PROGRAMS             PLANS OR PROGRAMS
            ------                   ---------             ---------              -----------          -----------------------
January 1  - 31, 2004                 20,600(1)              $9.13                     -                       593,924
February 1 - 29, 2004                  4,300(1)              $9.41                     -                       593,924
March 1 - 31, 2004                     4,200(1)              $9.67                     -                       593,924
April 1 - 30, 2004                    80,250(2)              $9.87                   71,650                    522,274
May 1 - 31, 2004                      16,500(3)              $9.88                   11,800                    510,474
June 1 - 30, 2004                      1,700(1)             $10.55                     -                       510,474
Total                                127,550(4)              $9.74(5)                83,450

1. The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

2. Of the 80,250 shares purchased, 8,600 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

3. Of the 16,500 shares purchased, 4,700 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

4. Of the aggregate 127,550 shares purchased, an aggregate of 44,100 shares were purchased through deferred compensation plans.

5. The average price per share for purchases made through a publicly announced plan or program was $9.84 per share for the 83,450 shares purchased.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on June 9, 2004, the Company's shareholders re-elected seven incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, Warren G. Lichtenstein, James A. Risher, and Mark E. Schwarz) to the Company's Board of Directors. The votes cast for all nominees were as follows:

      NOMINEES                                   FOR                    WITHHOLD AUTHORITY
-----------------------                       ---------                 ------------------
J. Dwane Baumgardner                          5,556,887                        92,796
Avrum Gray                                    5,510,384                       139,299
James R. Henderson                            5,584,481                        65,202
Glen M. Kassan                                5,585,694                        63,989
Warren G. Lichtenstein                        5,586,662                        63,021
James A. Risher                               5,586,897                        62,786
Mark E. Schwarz                               5,449,554                       200,129

The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2004 were as follows:

  FOR                                         AGAINST                   ABSTAIN
  ---                                         -------                   -------
5,572,058                                      65,316                    12,309

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services approved in the second quarter of 2004 by its Audit Committee to be performed by Grant Thornton, the Company's external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the second quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by Grant Thornton: 1) Review of Forms 1118 and 5471 to be included in the Company's 2003 U.S. Corporation Income Tax Return; and 2) Analysis and consultation in connection with allowable research and development tax credits.

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

Date: August 9, 2004                     SL INDUSTRIES, INC.
                                         --------------------------------------
                                         (Registrant)
                                         By: /s/ Warren G. Lichtenstein
                                         --------------------------------------
                                         Warren G. Lichtenstein
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By: /s/ David R. Nuzzo
                                         --------------------------------------
                                         David R. Nuzzo
                                         Chief Financial Officer
                                         (Principal Accounting Officer)