Form 10-Q
period 2004-09-30
SL INDUSTRIES INC
filed 2004-11-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                          NEW JERSEY                                         21-0682685
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

     520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                          08054
     ------------------------------------------------                        -------
        (Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:   856-727-1500

                                       N/A
-------------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

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

      The number of shares of common stock outstanding as of November 4, 2004 were 5,438,408.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets
            September 30, 2004 (Unaudited) and December 31, 2003 .......................................       1
          Consolidated Statements of Operations
            Three Months Ended September 30, 2004 and 2003 (Unaudited)
            and Nine Months Ended September 30, 2004 and 2003 (Unaudited) ..............................       2
          Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2004 and 2003 (Unaudited) .................................       3

         Notes to Consolidated Financial Statements (Unaudited) ........................................       4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........      16

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................................      30

Item 4. Controls and Procedures ........................................................................      30

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................................      30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....................................      30

Item 6. Exhibits and Reports on Form 8-K ...............................................................      31

SIGNATURES .............................................................................................      33

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,    December 31,
                                                                                2004            2003
                                                                            ------------     ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................    $  1,078,000     $  3,501,000
   Receivables, net ....................................................      17,686,000       13,064,000
   Notes receivable ....................................................               -        1,000,000
   Inventories, net ....................................................      15,234,000       11,009,000
   Prepaid expenses ....................................................         812,000        1,066,000
   Deferred income taxes, net ..........................................       3,513,000        3,947,000
                                                                            ------------     ------------
       Total current assets ............................................      38,323,000       33,587,000
                                                                            ------------     ------------
Property, plant and equipment, net .....................................       8,720,000        9,547,000
Deferred income taxes, net .............................................       3,236,000        2,308,000
Goodwill, net ..........................................................      10,303,000       10,303,000
Other intangible assets, net ...........................................       1,240,000          980,000
Other assets and deferred charges ........ .............................       1,890,000        1,696,000
                                                                            ------------     ------------
        Total assets ...................................................    $ 63,712,000     $ 58,421,000
                                                                            ============     ============
LIABILITIES
Current liabilities:
   Debt, current portion ...............................................    $    559,000     $    887,000
   Accounts payable ....................................................       6,823,000        3,818,000
   Accrued income taxes ................................................       2,227,000        1,203,000
   Accrued liabilities:.................................................
     Payroll and related costs .........................................       6,004,000        5,665,000
     Other .............................................................       5,846,000        5,402,000
                                                                            ------------     ------------
        Total current liabilities ......................................      21,459,000       16,975,000
                                                                            ------------     ------------
Debt, less current portion .............................................       1,596,000        2,015,000
Deferred compensation and supplemental retirement benefits .............       3,905,000        3,904,000
Other liabilities ......................................................         695,000          946,000
                                                                            ------------     ------------
        Total liabilities ..............................................      27,655,000       23,840,000
                                                                            ============     ============
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued ..........................................................    $          -     $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares .............................................       1,660,000        1,660,000
Capital in excess of par value .........................................      39,090,000       38,863,000
Retained earnings ......................................................      16,289,000        9,018,000
Treasury stock at cost, 2,868,000 and 2,356,000 shares, respectively ...     (20,982,000)     (14,960,000)
                                                                            ------------     ------------
        Total shareholders' equity .....................................      36,057,000       34,581,000
                                                                            ------------     ------------
        Total liabilities and shareholders' equity .....................    $ 63,712,000     $ 58,421,000
                                                                            ============     ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                               -----------------------------     -----------------------------
                                                                    2004            2003 *           2004             2003 *
                                                               ------------     ------------     ------------     ------------
Net sales .................................................    $ 30,910,000     $ 26,243,000     $ 88,059,000     $ 78,880,000
                                                               ------------     ------------     ------------     ------------
Cost and expenses:
  Cost of products sold ...................................      19,630,000       16,551,000       55,795,000       49,809,000
  Engineering and product development .....................       2,284,000        1,945,000        6,867,000        5,969,000
  Selling, general and administrative .....................       5,827,000        5,425,000       17,803,000       16,889,000
  Depreciation and amortization............................         498,000          438,000        1,441,000        1,384,000
  Asset impairment ........................................               -          275,000                -          275,000
                                                               ------------     ------------     ------------     ------------
Total cost and expenses ...................................      28,239,000       24,634,000       81,906,000       74,326,000
                                                               ------------     ------------     ------------     ------------
Income from operations ....................................       2,671,000        1,609,000        6,153,000        4,554,000
Other income (expense): ...................................
  Amortization of deferred financing costs ................        (112,000)        (123,000)        (336,000)        (324,000)
  Interest income .........................................          22,000           34,000           83,000          130,000
  Interest expense ........................................         (59,000)         (88,000)        (207,000)        (357,000)
                                                               ------------     ------------     ------------     ------------
Income from continuing operations before income taxes .....       2,522,000        1,432,000        5,693,000        4,003,000
Income tax provision (benefit) ............................         (32,000)         571,000          894,000        1,544,000
                                                               ------------     ------------     ------------     ------------
Income from continuing operations .........................       2,554,000          861,000        4,799,000        2,459,000
Income (loss) from discontinued operations (net of
  tax) ....................................................          (3,000)        (706,000)       2,473,000       (1,419,000)
                                                               ------------     ------------     ------------     ------------
Net income ................................................    $  2,551,000     $    155,000     $  7,272,000     $  1,040,000
                                                               ============     ============     ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations .....................    $       0.44     $       0.15     $       0.82     $       0.42
    Income (loss) from discontinued operations
      (net of tax).........................................            0.00            (0.12)            0.42            (0.24)
                                                               ------------     ------------     ------------     ------------
    Net income ............................................    $       0.44     $       0.03     $       1.24     $       0.18
                                                               ============     ============     ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations .....................    $       0.43     $       0.15     $       0.81     $       0.42
    Income (loss) from discontinued operations (net
       of tax) ............................................            0.00            (0.12)            0.41            (0.24)
                                                               ------------     ------------     ------------     ------------
    Net income ............................................    $       0.43     $       0.03     $       1.22     $       0.18
                                                               ============     ============     ============     ============

Shares used in computing basic net income (loss)
  per common share ........................................       5,801,000        5,932,000        5,873,000        5,908,000
Shares used in computing diluted net income (loss)
  per common share ........................................       5,909,000        5,967,000        5,978,000        5,931,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   (Unaudited)

  Income from continuing operations ...........................    $ 4,799,000     $  2,459,000
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation .............................................      1,232,000        1,240,000
     Amortization .............................................        209,000          144,000
     Amortization of deferred financing costs .................        336,000          324,000
     Asset impairment .........................................              -          275,000
     Issuance of stock options ................................        602,000          107,000
     Provisions for losses on accounts receivable .............         75,000           93,000
     Additions to other assets ................................       (465,000)        (344,000)
     Deferred compensation and supplemental retirement
      benefits .................................................       354,000          313,000
     Deferred compensation and supplemental retirement
       benefit payments .......................................       (405,000)        (402,000)
     (Increase) decrease in deferred income taxes .............       (661,000)         549,000
     Gain on sale of equipment ................................         (8,000)          (3,000)
     Changes in operating assets and liabilities, excluding
       effects of business disposition:
       Accounts receivable ....................................     (4,150,000)       1,181,000
       Inventories ............................................     (4,224,000)       2,507,000
       Prepaid expenses .......................................        254,000         (258,000)
       Accounts payable .......................................      3,117,000       (1,220,000)
       Other accrued liabilities ..............................       (174,000)      (1,842,000)
       Accrued income taxes ...................................      2,014,000          (84,000)
                                                                   -----------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................      2,905,000        5,039,000
                                                                   -----------     ------------
INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary (cash and notes
    receivable) ...............................................      1,000,000        7,000,000
  Proceeds from sale of equipment .............................          9,000                -
  Purchases of property, plant and equipment ..................     (1,167,000)      (1,166,000)
                                                                   -----------     ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ...........       (158,000)       5,834,000
                                                                   -----------     ------------
FINANCING ACTIVITIES:
  Payments of deferred financing costs ........................              -         (736,000)
  Net proceeds from Senior Credit Facility ....................              -        4,798,000
  Payments of term loans ......................................       (747,000)        (981,000)
  Payments to Revolving Credit Facility, net ..................              -      (17,557,000)
  Proceeds from stock options exercised .......................        272,000          114,000
  Treasury stock (purchases) sales ............................     (6,218,000)         138,000
                                                                   -----------     ------------
NET CASH (USED IN) FINANCING ACTIVITIES .......................     (6,693,000)     (14,224,000)
                                                                   -----------     ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS ..................      1,523,000          460,000
                                                                   -----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .......................     (2,423,000)      (2,891,000)
                                                                   -----------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............      3,501,000        3,539,000
                                                                   -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $ 1,078,000     $    648,000
                                                                   ===========     ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest ..................................................    $   214,000     $    262,000
    Income taxes ..............................................    $ 1,426,000     $    335,000

* RECLASSIFIED FOR COMPARATIVE PURPOSES ONLY.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The statements of operations and cash flows for the applicable periods ended September 30, 2003 and certain footnotes have been reclassified to reflect the effect of discontinued operations.

2. RECEIVABLES

Receivables at September 30, 2004 and December 31, 2003 consisted of the following:

                                         September 30,   December 31,
                                             2004           2003
                                         -------------   ------------
                                                 (in thousands)
                                         ----------------------------
Trade receivables                          $ 17,387       $ 12,656
Less allowances for doubtful accounts          (439)          (365)
                                           --------       --------
                                             16,948         12,291
Recoverable income taxes                        231            406
Other                                           507            367
                                           --------       --------
                                           $ 17,686       $ 13,064
                                           ========       ========

3. INVENTORIES

Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

                                         September 30,   December 31,
                                             2004            2003
                                         -------------   ------------
                                                 (in thousands)
                                         ----------------------------
Raw materials                              $ 10,285        $  8,384
Work in process                               5,091           3,769
Finished goods                                2,925           1,494
                                           --------        --------
                                             18,301          13,647
Less allowances                              (3,067)         (2,638)
                                           --------        --------
                                           $ 15,234        $ 11,009
                                           ========        ========


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

The table below sets forth the computation of basic and diluted net income per share:

                                             Three Months Ended September 30,
                                      2004                               2003
                           -------------------------------   ------------------------------
                                         (in thousands, except per share amounts)
                             Net                 Per Share     Net                 Per Share
                           Income     Shares      Amount     Income     Shares      Amount
                           ------     ------     ---------   ------     ------     ---------
Basic net income per
common share               $2,551      5,801     $   0.44    $  155      5,932     $   0.03
Effect of dilutive
securities                      -        108            -         -         35            -
                           ------      -----     --------    ------      -----     --------
Diluted net income per
common share               $2,551      5,909     $   0.43    $  155      5,967     $   0.03
                           ======      =====     ========    ======      =====     ========

                                            Nine Months Ended September 30,
                                       2004                              2003
                           -------------------------------   -------------------------------
                                        (in thousands, except per share amounts)
                             Net                 Per Share     Net                 Per Share
                           Income     Shares      Amount     Income     Shares      Amount
                           ------     ------     ---------   ------     ------     ---------
Basic net income per
common share               $7,272      5,873     $   1.24    $1,040      5,908     $   0.18
Effect of dilutive
securities                      -        105            -         -         23            -
                           ------      -----     --------    ------      -----     --------
Diluted net income per
common share               $7,272      5,978     $   1.22    $1,040      5,931     $   0.18
                           ======      =====     ========    ======      =====     ========

For the nine-month periods ended September 30, 2004 and September 30, 2003, common stock options of 480,857 and 504,902, respectively, were excluded from the diluted computations because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The following disclosures are provided in accordance with SFAS No. 148.

As permitted by the FASB, the Company has elected to follow APB No. 25 and related interpretations in accounting for its stock option plans. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $24,000 and $451,000 in the three-month period ended September 30, 2004 and the nine-month period ended September 30, 2004, respectively, in compensation expense related to certain stock based compensation arrangements.

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

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                           2004         2003         2004           2003
                                                         -------      -------      ---------      ---------
                                                             (in thousands, except per share amounts)
Net income, as reported                                  $ 2,551      $   155      $   7,272      $   1,040
Add:  Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                                15           63            316             77
                                                         -------      -------      ---------      ---------
                                                           2,566          218          7,588          1,117
Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for awards granted,
    modified, or settled, net of related tax effects         (17)        (219)          (462)          (726)
                                                         -------      -------      ---------      ---------
Pro forma net income                                     $ 2,549      ($    1)     $   7,126      $     391
                                                         =======      =======      =========      =========
Earnings per common share:
Basic - as reported                                      $  0.44      $  0.03      $    1.24      $    0.18
Basic - pro forma                                        $  0.44      $  0.00      $    1.21      $    0.07

Diluted - as reported                                    $  0.43      $  0.03      $    1.22      $    0.18
Diluted - pro forma                                      $  0.43      $  0.00      $    1.19      $    0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Nine Months      Nine Months
                                                        Ended             Ended
                                                     September 30,    September 30,
                                                         2004              2003
                                                     -------------    -------------
Expected dividend yield                                     0.0%              0.0%
Expected stock price volatility                           58.97%            60.06%
Risk-free interest rate                                    2.81%             2.69%
Expected life of stock option                            5 years           5 years

The fair value of the above stock-based compensation costs was determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, expected life of the option and other estimates. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes of the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

5. INCOME TAX

The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates:

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                                             2003
                                                           2004          (as adjusted)
                                                           ----          -------------

Statutory rate                                               34%               34%
Tax rate differential on Extraterritorial
   Income Exclusion benefit earnings                         (2)               (3)
International rate differences                                1                 1
State income taxes, net of federal income tax benefit         5                 5
Research and development tax/credits                        (22)               --
Other                                                        --                 2
                                                           ----               ----
                                                             16%               39%
                                                           ====               ====

The 22% tax benefit for the nine months ended September 30, 2004 is the result of research and development tax credit carry-forwards recorded primarily in the third quarter of 2004.

6. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, companies are now required to disclose their estimates of contributions to their plans during the next fiscal year and the components of the fair value of total plan assets by type (i.e., equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised) except for expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

On March 31, 2004, the FASB issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting

Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense for the Company. The Proposed Statement currently contemplates its provisions being applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            September 30, 2004                           December 31, 2003
                                 ----------------------------------------    ---------------------------------------
                                                Accumulated                                 Accumulated
                                 Gross Value    Amortization    Net Value    Gross Value    Amortization   Net Value
                                 -----------    ------------    ---------    -----------    ------------   ---------
                                                                   (in thousands)
Goodwill                           $12,167         $ 1,864      $10,303        $12,167        $ 1,864      $10,303
                                   -------         -------      -------        -------        -------      -------
Other Intangible Assets:
Patents                                946             648          298            946            594          352
Covenant Not to Compete                110             110            -            110            110            -
Trademarks                             922             347          575            922            319          603
Licensing Fees                         355               9          346              -              -            -
Other                                  501             480           21            501            476           25
                                   -------         -------      -------        -------        -------      -------
Total Other Intangible Assets        2,834           1,594        1,240          2,479          1,499          980
                                   -------         -------      -------        -------        -------      -------
                                   $15,001         $ 3,458      $11,543        $14,646        $ 3,363      $11,283
                                   =======         =======      =======        =======        =======      =======

The other intangible assets are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, trademarks over approximately 25 years, and licensing fees over approximately 10 years. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2004 and September 30, 2003 was $37,000 and $28,000, respectively; and for the nine-month periods ended September 30, 2004 and September 30, 2003 was $95,000 and $84,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $148,000 per year.

8. DEBT

Debt consists of the following:

                              September 30,     December 31,
                                 2004              2003
                              ------------      ------------
                                   (in thousands)
                              ------------------------------
Revolving lines of credit          $     0         $   327
Term loan A                          1,697           1,992
Term loan B                            458             583
                                   -------         -------
                                     2,155           2,902
Less current portion                  (559)           (887)
                                   -------         -------
Total long-term debt               $ 1,596         $ 2,015
                                   =======         =======

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

The Company's Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At September 30, 2004, the outstanding revolving loan balance was $0 and the outstanding term loan balances were $1,697,000 and $458,000, or a total of $2,155,000. The outstanding term loan balances bore interest at an annual rate of 5.25%. Availability under the Senior Credit Facility at September 30, 2004 was $12,565,000.

The schedule of payments on long-term debt is as follows:

                                             September 30,
                                            --------------
                                            (in thousands)
                                            --------------
2005                                          $   559
2006                                            1,596
                                              -------
                                                2,155
Less current portion                             (559)
                                              -------
Total long-term debt                          $ 1,596
                                              =======

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following:

                                             September 30,   December 31,
                                                 2004           2003
                                             -------------   ------------
                                                   (in thousands)
                                             ----------------------------
Taxes (other than income) and insurance       $   897          $ 1,062
Commissions                                       475              484
Accrued litigation and legal fees               1,326            1,109
Other professional fees                           312              269
Environmental                                   1,148              957
Warranty                                        1,035              915
Other                                           1,253            1,206
Reclassified to long-term liabilities            (600)            (600)
                                              -------          -------
                                              $ 5,846          $ 5,402
                                              =======          =======

The Company's warranty reserve, which is included in accrued liabilities and other above, for the period ended September 30, 2004 is as follows:

                                                         September 30,
                                                            2004
                                                        --------------
                                                        (in thousands)
                                                        --------------
Liability, beginning of year                               $   915
Expense for new warranties issued                              345
Expense related to accrual revisions for prior year             30
Warranty claims                                               (255)
                                                           -------
Liability, end of period                                   $ 1,035
                                                           =======

10. COMMITMENTS AND CONTINGENCIES

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

On February 3, 2004, the Company and American Power Conversion Corporation ("APC") executed a Settlement Agreement in connection with a lawsuit brought by the Company against APC. Among other things the Settlement Agreement provided for the payment to the Company of $4,000,000, which was paid on March 5, 2004. A third party has threatened certain claims against the Company relating to this matter for a portion of the payment. The Company disputes such claims and intends to defend against them vigorously.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,148,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Substantially all of the Company's environmental costs relate to discontinued operations and all such costs have been recorded in discontinued operations.

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

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The Company currently has an accrual of $87,000, net of costs incurred, for all known costs believed to be probable related to this site.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. During the second and third quarters of 2004, the Company received from these three insurers a total of $555,000 as payment of their contingent commitments through 2003, which are recorded in discontinued operations. As of September 30, 2004 and December 31, 2003, the remaining environmental accruals of $1,148,000 and $957,000, respectively, have been included in "Accrued liabilities and other" (Note 9).

11. SEGMENT INFORMATION

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

The unaudited comparative results for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 are as follows:

                              Three Months Ended      Nine Months Ended
                                September 30,            September 30,
                             -------------------     -------------------
                               2004        2003       2004         2003
                             -------     -------     -------     -------
                                           (in thousands)
                             -------------------------------------------
NET SALES
Power Electronics Group:
    Condor                   $11,442     $10,392     $30,966     $30,468
    Teal                       8,394       5,232      23,194      14,621
                             -------     -------     -------     -------
       Total                  19,836      15,624      54,160      45,089
                             -------     -------     -------     -------
SL-MTI                         5,599       5,274      17,381      16,403
RFL                            5,475       5,345      16,518      17,388
                             -------     -------     -------     -------
Consolidated                 $30,910     $26,243     $88,059     $78,880
                             =======     =======     =======     =======

                              Three Months Ended      Nine Months Ended
                                September 30,            September 30,
                             -------------------     -------------------
                               2004         2003       2004        2003
                             -------     -------     -------     -------
                                            (in thousands)
                             -------------------------------------------
INCOME FROM OPERATIONS
Power Electronics Group:
    Condor                   $ 1,357     $ 1,100     $ 2,758     $ 2,905
    Teal                       1,291         777       3,719       1,677
                             -------     -------     -------     -------
       Total                   2,648       1,877       6,477       4,582
                             -------     -------     -------     -------
SL-MTI                           588         330       1,846       1,136
RFL                              496         414       1,332       1,564
Other                         (1,061)     (1,012)     (3,502)     (2,728)
                             -------     -------     -------     -------
Consolidated                 $ 2,671     $ 1,609     $ 6,153     $ 4,554
                             =======     =======     =======     =======

                              September 30,  December 31,
                                  2004           2003
                              -------------  ------------
                                    (in thousands)
                              ---------------------------
TOTAL ASSETS
Power Electronics Group:
    Condor                      $15,644        $11,439
    Teal                         13,072          9,665
                                -------        -------
       Total                     28,716         21,104
                                -------        -------
SL-MTI                            9,765          9,255
RFL                              17,366         16,512
Other                             7,865         11,550
                                -------        -------
Consolidated                    $63,712        $58,421
                                =======        =======

                              September 30,  December 31,
                                  2004           2003
                              -------------  ------------
                                     (in thousands)
                              ---------------------------
INTANGIBLE ASSETS, NET
Teal                            $ 5,927        $ 6,009
SL-MTI                               21             25
RFL                               5,595          5,249
                                -------        -------
Consolidated                    $11,543        $11,283
                                =======        =======

12. DISCONTINUED OPERATIONS

SL WABER

Effective August 27, 2001, substantially all of the assets of SL Waber, Inc. ("SL Waber") and the stock of Waber de Mexico S.A. de C.V. were sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of operations under discontinued operations for all periods presented. There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. On February 3, 2004, the Company and APC executed a Settlement Agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The Settlement Agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the settlement fee was paid to the Company. The settlement fee, net of tax, in the amount of $2,488,000 is recorded as part of discontinued operations in the Company's consolidated statements of operations and cash flows for the nine months ended September 30, 2004.

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

SL SURFACE TECHNOLOGIES, INC.

On November 24, 2003, the Company sold the operating assets of SurfTech. The sale included current assets and equipment used by SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. As a result of the sale, the Company recorded an after tax loss of $442,000 in the fourth quarter of 2003, which included severance, closing costs and liabilities associated with the withdrawal from a multi-employer union pension plan. The Company paid most of the severance and all closing costs related to the sale in the fourth quarter of 2003, but continues to make payments related to its withdrawal liability from the pension plan in which SurfTech was a participant. There has not been any operational activity related to SurfTech since the sale in November 2003. During each of the three-month period and nine-month period ended September 30, 2003, SurfTech had sales of $489,000 and $1,514,000, respectively, and a net loss before income taxes of $717,000 and $1,039,000, respectively, which has been reclassified as discontinued operations.

13. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three defined contribution pension plans covering substantially all employees. The Company's contributions to these plans are based on a percentage of employee elective contributions and, in one plan, plan year gross wages, as defined. Contributions to plans maintained by Teal and RFL are based on a percentage of employee elective contributions. RFL has also made a profit sharing contribution annually. Costs incurred under these plans amounted to $750,000 and $882,000 during the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $314,000 and $235,000 for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

14. RELATED PARTY TRANSACTIONS

During the period January 1, 2004 to June 9, 2004, the Company was billed $81,000 in legal fees for services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"), a law firm in which a former director of the Company is a senior partner. This director did not stand for reelection at the Company's Annual Meeting of Shareholders held on June 9, 2004 and therefore is no longer considered a related party. Regarding fees incurred through June 9, 2004 for 2004 services, $5,000 remains payable as of September 30, 2004. The fees relate to general corporate and securities matters. During the nine months ended September 30, 2003, the Company was billed $319,000 in legal fees for 2003 services performed by Olshan

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief

Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. During the nine-month period ended September 30, 2004, the Company has expensed $356,000 for SPL services, of which $40,000 remains payable. The Company expensed $356,000 for services performed for the nine-month period ended September 30, 2003.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2004 and September 30, 2003 were $1,005,000 and $560,000, respectively. Accounts receivable due from RFL Communications at September 30, 2004 was $160,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, power motion, power protection, teleprotection and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, two of which have significant manufacturing operations in Mexico. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

INVENTORIES

The Company values inventory at the lower of cost or market and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to that value.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of September 30, 2004 and December 31, 2003, the Company had recorded total valuation allowances of $1,905,000 and $352,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of September 30, 2004 and December 31, 2003 were $6,749,000 and $6,255,000, respectively, net of valuation allowances of $1,905,000 and $352,000, respectively. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the recoverability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 10 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company's long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets and liabilities to reporting units, the assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

LIQUIDITY AND CAPITAL RESOURCES

                               September 30,  December 31,
                                   2004          2003        $ Variance      % Variance
                               ------------   ------------   ----------      ----------
                                                  (in thousands)
                               --------------------------------------------------------
Cash and cash equivalents        $ 1,078        $ 3,501       ($ 2,423)         (69%)
Bank debt                        $ 2,155        $ 2,902       ($   747)         (26%)
Working capital                  $16,864        $16,612        $   252            2%
Shareholders' equity             $36,057        $34,581        $ 1,476            4%

At September 30, 2004, the Company maintained a cash balance of $1,078,000, with outstanding bank debt of $2,155,000. Availability under the Senior Credit Facility was $12,565,000 during the nine-month period ended September 30, 2004, the net cash provided by operating activities was $2,905,000, as compared to net cash provided by operating activities of $5,039,000 during the nine-month period ended September 30, 2003. The primary uses of cash from operating activities for the nine-month period ended September 30, 2004 were increases in accounts receivable and in inventory in the amount of $8,374,000. These uses of cash were offset by a significant increase net income from continuing operations and increases in accounts payable of $3,117,000 and to a lesser extent increases in accrued income taxes of $2,014,000. In the nine-month period ended September 30, 2003, net cash provided by operating activities was $5,039,000. The principal sources of cash were income from continuing operations, decreases in accounts receivable primarily related to the receipt of an income tax refund of $1,789,000 and a reduction of inventory levels from year-end. These sources of cash were partially offset by reductions in accounts payable and other accrued liabilities.

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

During the nine-month period ended September 30, 2004, net cash used in investing activities was $158,000. The uses of cash in investing activities is primarily related to the purchases of machinery and equipment in the amount of $1,167,000. These uses of cash were principally offset by the proceeds of $1,000,000 received by the Company on April 2, 2004 as a final cash payment from the sale of EME. During the nine-month period ended September 30, 2003, net cash provided by investing activities was $5,834,000, which was primarily generated by the cash proceeds of $7,000,000 from the sale of EME.

During the nine-month period ended September 30, 2004, net cash used in financing activities was $6,693,000, principally due to the purchase of treasury stock. During 2004, the Company expended $6,218,000 to reacquire its shares, of which $6,076,000 related to the purchase of 545,900 shares of treasury stock at an average price of $11.13 per share. These purchases were made under the Company's repurchase program approved by the Board of Directors on December 12, 2003. Also during this period, the Company made payments of $747,000 on its two term loans and overadvance under the Senior Credit Facility. These uses of cash were partially offset by proceeds from stock options exercised during the year in the amount of $272,000. During the nine-month period ended September 30, 2003, net cash used in financing activities was $14,224,000, primarily related to the pay-down of the Company's former revolving credit facility in the net amount of $17,557,000, offset by net borrowing of $4,798,000 under the Senior Credit Facility.

The Company's current ratio was 1.79 to 1 at September 30, 2004 and 1.98 to 1 at December 31, 2003. The decrease in the current ratio at September 30, 2004 is due primarily to a reduction of cash balances and increase of accounts payable, partially offset by increases in accounts receivable and inventory balances from year-end levels.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 6% at September 30, 2004 and 8% at December 31, 2003. During the first nine months of 2004, total debt decreased by $747,000.

Capital expenditures of $1,167,000 were made during the first nine months of 2004. These expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period approximate the expenditures for the comparable period in 2003.

During the first nine months of 2004, the Company was able to generate adequate amounts of cash to meet its operating needs, reduce total borrowings by $747,000 and purchase treasury stock in the amount of approximately $6,218,000. Operating segments had an aggregate positive cash flow of $1,998,000 compared to a positive cash flow of $7,433,000 for the same period in 2003. All of the operating business segments had positive cash flows for the nine-month period ended September 30, 2004 except RFL, which had a negative cash flow of $202,000. All operating business segments are expected to have positive cash flow for the year ending December 31, 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of September 30, 2004:

                      Less Than       1 to 3      4 to 5      After
                        1 Year         Years      Years      5 Years       Total
                      ---------       ------     -------     -------       ------
                                              (in thousands)
                      ------------------------------------------------------------
Operating Leases        $  816        $1,160     $   -       $    -        $1,976
Debt                       559         1,596         -            -         2,155
Capital Leases              69            81         -            -           150
                        ------        ------     -----       ------        ------
                        $1,444        $2,837     $   -       $    -        $4,281
                        ======        ======     =====       ======        ======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

The table below shows the comparison of net sales for the quarter ended September 30, 2004 and the quarter ended September 30, 2003:

                               Three Months     Three Months    $ Variance      % Variance
                                   Ended            Ended           Over            Over
                               September 30,    September 30,   Same Quarter    Same Quarter
                                   2004             2003          Last Year        Last Year
                               -------------    -------------   ------------    ------------
                                                        (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
    Condor                        $11,442          $10,392         $ 1,050           10%
    Teal                            8,394            5,232           3,162           60%
                                  -------          -------         -------           --
        Total                      19,836           15,624           4,212           27%
                                  -------          -------         -------           --
SL-MTI                              5,599            5,274             325            6%
RFL                                 5,475            5,345             130            2%
                                  -------          -------         -------           --
Total                             $30,910          $26,243         $ 4,667           18%
                                  =======          =======         =======           ==

The table below shows the comparison of income from operations for the quarter ended September 30, 2004 and the quarter ended September 30, 2003:

                               Three Months     Three Months    $ Variance      % Variance
                                   Ended            Ended           Over           Over
                               September 30,    September 30,   Same Quarter    Same Quarter
                                   2004             2003         Last Year       Last Year
                               -------------    -------------   ------------    ------------
                                                        (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
    Condor                        $ 1,357          $ 1,100         $   257           23%
    Teal                            1,291              777             514           66%
                                  -------          -------         -------           --
        Total                       2,648            1,877             771           41%
                                  -------          -------         -------           --
SL-MTI                                588              330             258           78%
RFL                                   496              414              82           20%
Other                              (1,061)          (1,012)            (49)          (5%)
                                  -------          -------         -------           --
Total                             $ 2,671          $ 1,609         $ 1,062           66%
                                  =======          =======         =======           ==

Consolidated net sales for the three-month period ended September 30, 2004 increased by $4,667,000, or 18%, compared to the same period in 2003. Condor recorded increased sales over 2003 of $1,050,000, or 10%. Teal experienced a significant sales increase from 2003 of $3,162,000, or 60%. Compared to 2003, SL-MTI had sales increases of $325,000, or 6%, while RFL recorded sales increases of $130,000, or 2%, in 2004.

The Company had income from operations of $2,671,000 for the three-month period ended September 30, 2004 as compared to income from of $1,609,000 for the corresponding period last year, an increase of $1,062,000, or 66%.

Income from continuing operations was $2,554,000, or $0.43 per diluted share, compared to $861,000, or $0.15 per diluted share, in 2003. Net income from continuing operations increased $1,693,000, or 197%. Income from continuing operations benefited by approximately $1,026,000, or $0.17 per diluted share, due to research and development tax credits recorded during the period. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales increase of $4,212,000, or 27%, and an increase in income from operations of $771,000, or 41%. Condor experienced an increase in sales of $1,050,000, or 10%, and an increase in income from operations of $257,000, or 23%. Teal also experienced a sales increase of $3,162,000, or 60%, and an increase in income from operations of $514,000, or 66%. Condor's increase in sales for the quarter is attributable to a sales increase in its medical and industrial product lines, which more than offset a decrease in sales in its telecommunications product line. Condor's increase in income from operations is primarily due to its increase in sales volume. Teal's sales increase was attributable to increases in its medical imaging product line and its semiconductor product line. Teal's increase in income from operations is due to its significant increase in sales volume.

SL-MTI's sales increased $325,000, or 6%, while income from operations increased $258,000, or 78%. The increase in sales was driven by increases in sales of its medical product line. The increase in income from operations is due to a combination of an increase in sales and improved efficiency experienced at its manufacturing facility in Cedro, Mexico. These manufacturing efficiencies contributed to improved gross margins in 2004, compared to 2003.

RFL's sales increased $130,000, or 2%, during the third quarter of 2004, compared to the third quarter of 2003 and income from operations increased by $82,000, or 20%, for the comparable periods. The increase in income from operations is due to the increase in sales compared to 2003 as the percentage of cost of products sold remained comparable to 2003.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in each of the three-month periods ended September 30, 2004 and September 30, 2003 was approximately 64% and 63%, respectively. Although the cost of products sold as a percentage of net sales remained relatively constant for the comparative quarters, the mix within the Company's business segments changed. The cost of products sold percentage for the Power Electronics Group increased approximately 3% in the third quarter of 2004, compared to the third quarter of 2003. Within the Power Electronics Group, Condor's cost of products sold percentage increased slightly due primarily to increased direct labor and overtime costs incurred to meet its current level of backlog. Teal's cost of products sold percentage increased due to product mix and increases in the cost of raw materials. SL-MTI decreased its cost of products sold percentage the third quarter of 2004, as compared to the same period last year, due to an increase in sales volume and improved operating efficiencies at its manufacturing facility in Cedro, Mexico. RFL's cost of products sold as a percentage of sales remained relatively constant in 2004, compared to 2003.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the three month periods ended September 30, 2004 and September 30, 2003 were approximately 7% of net sales. Engineering and product development expenses increased $339,000, or 17%, in the third quarter of 2004, as compared to the same period in 2003. All of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003. Condor and SL-MTI are working on new products and product enhancements at a greater rate in 2004, compared to 2003. Teal and RFL had marginal increases in 2004, as compared to 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the third quarters in 2004 and 2003 were approximately 19% of sales and 21% of sales, respectively. These expenses increased by

$402,000, or 7%, largely as the result of an 18% sales increase over 2003. The most significant increases in selling, general and administrative costs were experienced by Teal due primarily to corresponding increases in sales volume of $3,162,000, or 60%, which caused sales related costs to increase. In addition, the Company named an Executive Vice President and Chief Operating Officer during the year, which is a position that did not exist in the third quarter of 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of sales for each of the third quarters of 2003 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. For each of the quarters ended September 30, 2004 and September 30, 2003, amortization of these deferred financing assets was $112,000 and $123,000, respectively.

INTEREST INCOME (EXPENSE)

Interest income for the three-month period ended September 30, 2004 was $22,000, as compared to $34,000 in the same period last year. Interest expense decreased by $29,000, or 33%, due primarily to the reduction of debt.

TAXES

The effective tax rate (benefit) for the three-month period ended September 30, 2004 was approximately (1%). This tax benefit reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits primarily related to prior years which were recorded during the period. The effective tax rate for the comparable period in 2003 was approximately 39%, which was not significantly impacted by additional taxes credits recorded in the period.

DISCONTINUED OPERATIONS

For the three months ended September 30, 2004, the Company recorded net loss from discontinued operations, net of tax, of $3,000. This amount includes net billings to insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $190,000, net of tax. These income amounts were offset by current environmental, legal and litigation charges related to discontinued operations. For the three months ended September 30, 2003, the Company recorded a loss from discontinued operations, net of tax, of $706,000. This amount consisted primarily of the after-tax loss of SurfTech in the amount of $437,000 and the cost of environmental and legal charges related to discontinued operations.

ASSET IMPAIRMENT

During the quarter ending September 30, 2003 the Company recorded an impairment charge of $275,000 against the carrying value of the Company's property, located in Camden New Jersey. There were no asset impairment charges recorded during the quarter ending September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

The table below shows the comparison of net sales for each of the nine-month periods ended September 30, 2004 and September 30, 2003:

                                Nine Months      Nine Months     $ Variance      % Variance
                                  Ended            Ended            Over           Over
                               September 30,    September 30,   Same Quarter    Same Quarter
                                  2004             2003          Last Year       Last Year
                               -------------    -------------   ------------    ------------
                                                         (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
    Condor                        $30,966          $30,468         $   498            2%
    Teal                           23,194           14,621           8,573           59%
                                  -------          -------         -------           --
        Total                      54,160           45,089           9,071           20%
                                  -------          -------         -------           --
SL-MTI                             17,381           16,403             978            6%
RFL                                16,518           17,388            (870)          (5%)
                                  -------          -------         -------           --
Total                             $88,059          $78,880         $ 9,179           12%
                                  =======          =======         =======           ==

The table below shows the comparison of income from operations for each of the nine-month periods ended September 30, 2004 and September 30, 2003:

                                Nine Months      Nine Months     $ Variance      % Variance
                                   Ended            Ended           Over            Over
                               September 30,    September 30,   Same Quarter    Same Quarter
                                   2004              2003         Last Year      Last Year
                               -------------    -------------   ------------    ------------
                                                         (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
    Condor                        $ 2,758          $ 2,905        ($   147)          (5%)
    Teal                            3,719            1,677           2,042          122%
                                  -------          -------         -------           --
        Total                       6,477            4,582           1,895           41%
                                  -------          -------         -------           --
SL-MTI                              1,846            1,136             710           63%
RFL                                 1,332            1,564            (232)         (15%)
Other                              (3,502)          (2,728)           (774)         (28%)
                                  -------          -------         -------           --
Total                             $ 6,153          $ 4,554         $ 1,599           35%
                                  =======          =======         =======           ==

Consolidated net sales for the nine-month period ended September 30, 2004, compared to the nine-month period ended September 30, 2003 increased $9,179,000, or 12%. This increase was due mainly to an increase in sales in the Power Electronics Group of $9,071,000, or 20%. Within the Power Electronics Group, Condor's sales increased $498,000, or 2%, while Teal had a significant increase in sales of $8,573,000, or 59%. SL-MTI had a sales increase of $978,000, or 6% and RFL experienced a sales decrease of $870,000, or 5%. The sales decrease at RFL was caused by sluggish demand in its served markets.

The Company recorded income from operations of $6,153,000 for the nine months ended September 30, 2004, compared to income from operations of $4,554,000 for the corresponding period last year. This change represents an increase of $1,599,000, or 35%.

Income from continuing operations was $4,799,000, or $0.81 per diluted share, for the first nine months of 2004, compared to $2,459,000, or $0.42 per diluted share, for the same period in 2003. Net income from continuing operations increased by $2,340,000 or 95%. Income from continuing operations benefited by approximately $1,266,000, or $0.21 per diluted share, due to research and development tax credits recorded during 2004. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group recorded a sales increase of $9,071,000, or 20%, and an increase in income from operations of $1,895,000, or 41%. Within the Power Electronics Group, Condor recorded a sales increase of $498,000, or 2%. Teal reported a sales increase of $8,573,000, or 59%. Condor's sales increase for the nine-month period ended September 30, 2004 was attributed to a 3% increase in domestic sales, as compared to the nine-month period ended September 30, 2003. For the same periods, international sales decreased 18%. Domestic sales increased in Condor's medical and industrial product lines. Teal's income from operations increased by $2,042,000, or 122%, compared to 2003. Teal's increased income from operations was due to the significant increase in sales volume, which was partially offset by higher related selling and administrative costs. In the first three quarters of 2004, Teal's medical imaging product line increased in sales by 41%, as compared to 2003 and its semiconductor product line increased sales by 97%, as compared to the same period in 2003.

For the first nine months of 2004 compared to the first nine months of 2003, SL-MTI's sales increased by $978,000, or 6%, while income from operations increased by $710,000, or 63%. The increase in sales was primarily due to increased demand for its DC Motors' which experienced a sales increase of $1,472,000, or 14%. These sales were primarily made to the medical market. The increase in income from operations was the result of increased sales volume and significantly improved gross margins. The gross margin improvements were caused by efficiencies at SL-MTI's manufacturing facility in Cedro, Mexico. These increases were partially offset by increased engineering and product development spending.

RFL's sales decreased by $870,000, or 5%, for the nine-month period ended September 30, 2004, compared to the same period in 2003. Income from operations decreased by $232,000, or 15%, for the comparable periods. Domestic sales decreased 8%, while international sales increased by 4%. Sales of control systems and teleprotection equipment experienced decreases of $1,147,000, or 13%, while sales of RFL's carrier communications product line increased $584,000, or 9%. RFL is experiencing weak demand in the U.S. market, as large infrastructure expansion projects by electric power utility companies continue to be deferred in favor of smaller maintenance projects. RFL has maintained its gross margins, compared to 2003, due to certain cost containment programs. Despite lower sales volume, RFL increased its expenditures for engineering and product development by approximately 12%, compared to 2003.

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of sales for each of the nine-month periods ended September 30, 2004 and September 30, 2003 was approximately 63%. With the exception of SL-MTI, all of the business segments' cost of products sold as a percentage of sales were comparable to the same period in 2003. Cost of products sold as a percentage of sales at SL-MTI improved by approximately 4%, due to increased volume and improved manufacturing efficiencies, as previously discussed.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the nine-month periods ended September 30, 2004 and September 30, 2003 remained at approximately 8% of sales. Engineering and product development expenses increased $898,000, or 15%, in the first nine months of 2004, as compared to the same period in 2003. All of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine-month period ended September 30, 2004 were approximately 20% of sales, compared to 21% of sales in the same period in 2003. These expenses increased by $914,000, or 5%, over the comparative periods. The major reason for the increase were costs related to greater sales volume. Also contributing to the increase was $451,000 in compensation expense related to certain stock based compensation arrangements with key executives, which were non-cash charges for the period. In addition, of the Company named an Executive Vice President and Chief Operating Officer during the year, which was a position that did not exist in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses were approximately 2% of sales in each of 2004 and 2003.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $336,000 for the first nine months of 2004 and $324,000 for the same period last year. These costs were less than 1% of sales in both periods.

INTEREST INCOME (EXPENSE)

Interest income for the nine months ended September 30, 2004 decreased by $47,000 as compared to the same period last year. This decrease was primarily related to the pay down of the purchaser's note received as part of the sale of EME. Interest expense for the same nine-month period decreased by $150,000, or 42%, due primarily to the reduced debt levels.

TAXES

The effective tax rate for the nine months ended September 30, 2004 was approximately 16%, compared to 39% for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 reflects the statutory rate, after adjustments for state and international tax provisions, partially offset by research and development credits.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2004, the Company recorded income from discontinued operations, net of tax, of $2,473,000. This amount is primarily related to a settlement fee received by SL Waber, net of tax, in the amount of $2,488,000 (see Note 12 to the Consolidated Financial Statements), the reversal of tax reserves related to EME of $289,000, net of expenses and net billings to insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $333,000, net of tax. These income amounts were partially offset by current environmental, legal and litigation charges related to discontinued operations. For the nine months ended September 30, 2003, the Company recorded a net loss from discontinued operations, net of tax, of $1,419,000. This amount consisted primarily of the net loss for SurfTech, net of tax, in the amount of $711,000 and the cost of environmental and legal charges related to discontinued operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the nine months ended September 30, 2004, the Company purchased 545,900 shares pursuant to the repurchase program and 46,500 shares through its deferred compensation plans.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                           Total Number
                                                             of Shares          Maximum Number
                               Total                     Purchased as Part    of Shares That May
                             Number of     Average          of Publicly        Yet Be Purchased
                               Shares     Price Paid      Announced Plans     under the Plans or
     Period                  Purchased    per Share         or Programs            Programs
-------------------------    ---------    ----------     -----------------    ------------------
January 1 - 31, 2004          20,600(1)     $ 9.13                 -               593,924
February 1 - 29, 2004          4,300(1)     $ 9.41                 -               593,924
March 1 - 31, 2004             4,200(1)     $ 9.67                 -               593,924
April 1 - 30, 2004            80,250(2)     $ 9.83            71,650               522,274
May 1 - 31, 2004              16,500(3)     $ 9.86            11,800               510,474
June 1 - 30, 2004              1,700(1)     $10.55                 -               510,474
July 1 - 31, 2004             16,000(4)     $10.18            16,000               494,474
August 1 - 31, 2004           80,850(5)     $11.04            79,650               414,824
September 1 - 30, 2004       368,000(6)     $11.48           366,800                48,024
                             ---------      ------           -------               -------
Total                        592,400(7)     $11.01(8)        545,900
                             =========      ======           =======

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

      4. Of the 16,000 shares purchased, no shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

      5. Of the 80,850 shares purchased, 1,200 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

      6. Of the 368,000 shares purchased, 1,200 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

      7. Of the aggregate 592,400 shares purchased, an aggregate of 46,500 shares were purchased through deferred compensation plans.

      8. The average price per share for purchases made through a publicly announced plan or program was $11.13 per share for the 545,900 shares purchase. The total amount paid for the shares was $6,076,000.

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

Date: November 8, 2004                    SL INDUSTRIES, INC.
                                          --------------------------------
                                          (Registrant)

                                          By: /s/ Warren G. Lichtenstein
                                          --------------------------------
                                          Warren G. Lichtenstein
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ David R. Nuzzo
                                          --------------------------------
                                          David R.Nuzzo
                                          Chief Financial Officer
                                          (Principal Accounting Officer)