Form 10-K
period 2004-12-31
SL INDUSTRIES INC
filed 2005-03-24
CIK 89270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

          Company's telephone number, including area code: 856-727-1500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
     -------------------       ------------------------------------------
Common stock, $.20 par value   American Stock Exchange
                               Philadelphia Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant's most recently completed second financial quarter, as reported by the American Stock Exchange was approximately $46,559,000.

     The number of shares of common stock outstanding as of March 2, 2005, was 5,486,597.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2005 annual meeting of stockholders.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1    Business.......................................................     1
Item 2    Properties.....................................................    13
Item 3    Legal Proceedings..............................................    13
Item 4    Submission of Matters to a Vote of Security Holders............    16

PART II

Item 5    Market for Registrant's Common Equity,
             Related Stockholder Matters, and Issuer
             Purchases of Equity Securities..............................    16
Item 6    Selected Financial Data........................................    18
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    18
Item 7A   Quantitative and Qualitative Disclosures about
             Market Risk.................................................    33
Item 8    Financial Statements and Supplementary Data....................    33
Item 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................    33
Item 9A   Controls and Procedures........................................    33
Item 9B   Other Information..............................................    34

PART III

Item 10   Directors and Executive Officers of the Registrant.............    34
Item 11   Executive Compensation.........................................    34
Item 12   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters..............    34
Item 13   Certain Relationships and Related Transactions.................    34
Item 14   Principal Accountant Fees and Services.........................    34

PART IV

Item 15   Exhibits and Financial Statement Schedules.....................    35

SIGNATURES...............................................................    36

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...........    F1

PART I

ITEM 1. BUSINESS

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

In December 2001, the Company surrendered for cash substantially all of its life insurance policies with a total surrender value of $11,109,000. Additional policies with a cash surrender value of $447,000 were surrendered in February 2002. These policies insured the lives of former and present executives and key employees and had been maintained as an internal mechanism to fund the Company's obligations under its capital accumulation plan and deferred compensation plan. Aggregate liabilities under those plans, which are owed to former and current executives and key employees, amount to $4,154,000 as of December 31, 2004. Proceeds from the life insurance policies were received in December 2001, January 2002 and March 2002 and were used to pay down bank debt. Beneficiaries under the capital accumulation plan and deferred compensation plan remain general unsecured creditors of the Company.

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

On March 8, 2002, Richard Smith was elected to the Board of Directors, filling one of the two vacant directorships. On June 6, 2002, Avrum Gray was elected to the Board of Directors to fill the last vacancy. In May 2003, Richard Smith resigned from the Board of Directors. On May 29, 2003, James Risher was elected to the Board of Directors to fill the vacancy created by the resignation of Mr. Smith.

At the Company's Annual Meeting of Shareholders held on June 9, 2004, Steven Wolosky did not stand for reelection. The Company currently has seven members on its Board of Directors.

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its indirect subsidiary, Elektro-Metall Export GmbH ("EME"), for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a distribution of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company and the purchaser did not require that the Company pay down EME's bank debt of approximately $3,600,000 prior to closing. The purchaser notes were a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was paid on April 2, 2004. Cash proceeds of $4,000,000 received at closing plus the $2,000,000 distribution and the $3,000,000 secured note paid March 14, 2003 were used to pay down bank debt. All cash proceeds related to the sale of EME have been received. As a result of the transaction, the Company recorded a pre-tax loss from the sale of discontinued operations of approximately $1,619,000 in 2002. The tax effects were not material to the transaction.

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

(C) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS

The Company currently operates under four business segments: Condor DC Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI"), and RFL Electronics Inc. ("RFL"). In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2004, 2003 and 2002 the Company's reportable segments consisted of Condor, Teal (collectively, The Power Electronics Group), SL-MTI and RFL.

CONDOR - Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced, with ranges in power from 1 to 5000 watts, and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric equipment and other motion control systems. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, net sales of Condor, as a percentage of consolidated net sales from continuing operations, were 35%, 38% and 36%, respectively.

TEAL - Teal designs and manufactures customized power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market while increasing system performance and customer satisfaction.

Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and industrial systems. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 25%, 19% and 18%, respectively.

SL-MTI - SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs, including fuel cell energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 21% for each period.

RFL - RFL designs and manufactures teleprotection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. RFL provides customer service and maintenance for all electric utility equipment protection systems. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 19%, 22% and 25%, respectively.

THE COMPANY'S DISCONTINUED OPERATIONS CONSIST OF:

SURFTECH - SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented. For the years ended December 31, 2003 and December 31, 2002, net sales of SurfTech were $1,840,000 and $2,237,000, respectively.

EME - EME is based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. It is a manufacturer of electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. For the year ended December 31, 2002, net sales of EME were $27,658,000.

SL WABER - SL Waber manufactures surge suppressors that protect computers, audiovisual and other electronic equipment from sudden surges in power. These products are sold to OEM customers as well as to distributors and dealers of electronics and electrical supplies and retailers and wholesalers of office, computer, and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and goodwill, as a going concern. As a result, SL Waber is reported as a discontinued operation for all periods presented.

RAW MATERIALS

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. However, in the fourth quarter of 2000, the Company experienced shortages in the supply of certain strategic components for power supplies. During 2004, there were no major disruptions in the supply of raw materials.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS

The Company has proprietary information that it has developed and uses in its business. This proprietary information is protected by contractual agreements as well as through patents and patents pending, to the extent appropriate. The patents are protected by federal law. To protect its proprietary information, the Company also enters into non-disclosure agreements with its employees, vendors and customers. Where appropriate, the Company will take and has taken all steps necessary to defend its intellectual property.

SEASONALITY

Generally, seasonality is not a significant factor in any of the Company's segments.

SIGNIFICANT CUSTOMERS

The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of Condor, Teal, SL-MTI and RFL has certain major customers, the loss of any of which could have a material adverse effect on such entity.

BACKLOG

Backlog at March 6, 2005, February 29, 2004, and February 28, 2003 was $41,607,000, $42,022,000, and $41,544,000, respectively. The backlog remained relatively unchanged at March 6, 2005 as compared to February 29, 2004. In 2004 the Company experienced an increase in orders from OEMs in the telecommunications, semiconductor and medical imaging industries, offset in part by a decrease in orders from electric power utility customers.

COMPETITIVE CONDITIONS

The Company's businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. In addition, Condor has experienced significant offshore competition for certain products in certain markets. The uncertain commercial aerospace market has also created more competitive conditions in that industry. Each of the Company's businesses differentiate themselves from their competition by concentrating on customized products based on customer needs. The Company's businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

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

It is the Company's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Company's domestic competitors are subject to the same environmental, health and safety laws and regulations and the Company believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by their major domestic competitors.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of its former SurfTech subsidiary. These sites are the Company's properties located in Pennsauken, New Jersey, and in Camden, New Jersey. With respect to the Pennsauken site, the Company is one of several defendants in two separate lawsuits, in which it is alleged to be responsible for groundwater contamination. The Company believes it has significant defenses against all or any part of the claims in each of these lawsuits and that any material adverse impact is unlikely. Regarding the Camden site, the Company is still in the early stages of evaluating the nature and extent of any contamination, but based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000. The Company recorded a provision of $500,000 for this site during the first quarter of 2002. Anticipated environmental costs have been reclassified in discontinued operations as a result of the sale of SurfTech on November 24, 2003. For additional information related to environmental issues, see "Item 3. Legal Proceedings," and Note 12 to the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The Company has reported a soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $268,000, which was accrued during 2004.

EMPLOYEES

As of December 31, 2004, the Company had approximately 1,406 employees. Of these employees, 158 were subject to collective bargaining agreements.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, and New Jersey, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico and Matamoros, Mexico. The Company has outsourced some of its products with contract manufacturers located in Shanghai and Dongguan, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 13%, 12% and 13% of net sales from continuing operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso. At December 31, 2004 and December 31, 2003, the Company had net liabilities of $286,000 and $233,000, respectively, subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the foreign currencies were not significant in 2004. There can be no assurance that the value of the Mexican peso will continue to remain stable.

Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. Teal has moved a limited amount of its manufacturing to Condor's facility in Mexico. SL-MTI manufactures approximately 60% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Condor, Teal and SL-MTI price their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 15 and 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Additional information regarding the development of the Company's businesses during 2004 and 2003 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

RISK FACTORS

THE COMPANY MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS, LIQUIDITY, AND DEBT LEVELS.

Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company's business, results of operations, and financial condition. In order to finance the working capital requirements of the Company's business, the Company has entered into a three-year Senior Secured Credit Facility with LaSalle Business Credit LLC and has borrowed funds thereunder. At December 31, 2004, outstanding borrowed funds under the credit facility were $2,015,000, with total availability thereunder of $12,273,000. In addition, at December 31, 2004 the Company maintained a cash balance of $2,659,000. The Company is in discussions with several commercial banks to refinance the Senior Credit Facility on or before its expiration date which is January 6, 2006. If operating cash flows are not sufficient to meet operating expenses, capital expenditures and debt service requirements as they become due, the Company may be required, in order to meet its debt service obligations, to delay or reduce capital expenditures or the introduction of new products, to sell assets, and/or to forego business opportunities, including research and development projects, product design enhancements and/or acquisitions.

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

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing prices, products and services offered by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including increased economic uncertainty and instability following the terrorist attacks in the United States on September 11, 2001 and the ongoing hostilities in Iraq, the global economic slowdown and interest rate and currency exchange rate fluctuations and other future factors.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2004.

                                                                           Approx.
                                                                            Square   Owned or Leased And
    Location                         General Character                     Footage     Expiration Date
    --------                         -----------------                     -------   -------------------
Oxnard, CA          Manufacture and distribution of power supply            36,500    Leased - 09/30/05
                    products (Condor)

Mexicali, Mexico    Manufacture and distribution of power supply            62,500    Leased - 04/30/06
                    products (Condor)                                       14,500    Leased - 04/30/06

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

With regard to the $9,266,000 amount discussed in the preceding paragraph, in the Company's view, it is not appropriate to consider that amount as "potential cost reimbursements." The SurfTech site has undergone remedial activities under NJDEP's supervision since 1983. The Company believes that it has a significant defense against all or any part of the $9,266,000 claim since technical data generated as part of previous remedial activities indicate that there is no offsite migration of contaminants at the SurfTech site. Based on this and other technical factors, the Company has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is unlikely.

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

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. During 2004, the Company billed these three insurers a total of $654,000 for their contingent commitments through 2004. These billings are recorded in discontinued operations.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at six sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,275,000. Of this amount, the Company expects to spend approximately $286,000 related to environmental matters in 2005. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matter was submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

The Company's common stock is currently registered on both the AMEX and the Philadelphia Stock Exchange under the symbol "SLI." The Company moved from the NYSE to the AMEX on April 30, 2003. The following table sets forth the high and low closing sales price per share of the Company's common stock for the periods indicated:

                      Year                 Year
               Ended December 31,   Ended December 31,
                      2004                 2003
               ------------------   ------------------
                   HIGH    LOW          HIGH    LOW
                  -----   -----         ----   ----
Stock Prices
1st Quarter       10.00    8.15         6.90   5.29
2nd Quarter       11.24    9.18         7.25   5.35
3rd Quarter       11.50    9.90         8.00   6.08
4th Quarter       14.46   11.07         8.49   7.50

As of March 2, 2005, there were approximately 741 registered shareholders. The Company suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future. On January 6, 2003, the Company entered into a new senior credit facility, which has a term of three years. This facility restricts the Company from paying dividends. Additional information pertaining to the Company's senior credit facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

For the "Equity Compensation Plan Information," please refer to the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of the common stock of the Company. Any repurchases would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2004, the Company purchased 545,900 shares pursuant to its stock repurchase program and 56,500 shares through its deferred compensation plans.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                             Total Number
                                              of Shares         Maximum Number
                   Total                  Purchased as Part   of Shares That May
                 Number of     Average       of Publicly       Yet Be Purchased
                   Shares    Price Paid    Announced Plans    under the Plans or
    Period       Purchased    per Share      or Programs           Programs
    ------       ---------   ----------   -----------------   ------------------
January 2004      20,600(1)    $ 9.13               --              593,924
February 2004      4,300(1)    $ 9.41               --              593,924
March 2004         4,200(1)    $ 9.67               --              593,924
April 2004        80,250(2)    $ 9.83           71,650              522,274
May 2004          16,500(3)    $ 9.86           11,800              510,474
June 2004          1,700(1)    $10.55               --              510,474
July 2004         16,000(4)    $10.18           16,000              494,474
August 2004       80,850(5)    $11.04           79,650              414,824
September 2004   368,000(6)    $11.48          366,800               48,024
October 2004       1,400(1)    $11.40               --               48,024
November 2004      7,100(1)    $14.02               --               48,024
December 2004      1,500(1)    $13.61               --               48,024
                 -------       ------          -------              -------
Total            602,400(7)    $11.05(8)       545,900
                 =======       ======          =======

(1). The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

(2). Of the 80,250 shares purchased, 8,600 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

(3). Of the 16,500 shares purchased, 4,700 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

(4). All the 16,000 shares were purchased through a publicly announced plan or program in open market transactions or in negotiated transactions.

(5). Of the 80,850 shares purchased, 1,200 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

(6). Of the 368,000 shares purchased, 1,200 shares were purchased by the Company other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

(7). Of the aggregate 602,400 shares purchased, an aggregate of 56,500 shares were purchased through deferred compensation plans.

(8). The average price per share of the 545,900 shares purchased through a publicly announced plan or program was $11.13 per share. The total amount paid for the shares was $6,076,000, exclusive of transaction costs of $25,000.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the calendar years ended December 31, 2004, 2003, 2002, 2001, and 2000 are presented below.

                                            Twelve     Twelve     Twelve     Twelve     Twelve
                                            Months     Months     Months     Months     Months
                                             Ended      Ended     Ended       Ended      Ended
                                           December   December   December   December   December
                                             2004       2003       2002       2001       2000
                                           --------   --------   --------   --------   --------
                                               (amounts in thousands except per share data)
Net sales (1)                              $118,804   $105,284   $107,912   $109,770   $123,026
Income (loss) from continuing operations   $  6,301   $  3,742   $    801   $ (8,452)  $  5,454
Income (loss) from discontinued
   operations                              $  2,371   $ (2,422)  $ (1,271)  $ (2,927)  $ (3,754)
Net income (loss) (2)                      $  8,672   $  1,320   $   (470)  $(11,379)  $  1,700
Diluted net income (loss) per common
   share                                   $   1.48   $   0.22   $  (0.08)  $  (2.00)  $   0.30
Shares used in computing diluted net
   income (loss) per common share             5,871      5,956      5,867      5,698      5,757
Cash dividend per common share             $     --   $     --   $     --   $     --   $   0.10

YEAR-END FINANCIAL POSITION
Working capital                            $ 19,496   $ 16,612   $ 10,107   $ 12,132   $ 40,506
Current ratio (3)                              2.05       1.98       1.03       1.01       2.15
Total assets                               $ 63,084   $ 58,421   $ 90,667   $109,911   $115,491
Long-term debt                             $  1,456   $  2,015   $      0   $      0   $ 35,671
Shareholders' equity                       $ 37,687   $ 34,581   $ 32,983   $ 33,204   $ 43,350
Book value per share                       $   6.91   $   5.82   $   5.59   $   5.81   $   7.81

OTHER
Capital expenditures (4)                   $  1,642   $  1,616   $  1,466   $  1,039   $  1,208
Depreciation and amortization              $  2,133   $  1,851   $  2,634   $  3,670   $  3,550

(1) On November 24, 2003, the Company sold certain assets of SurfTech. On January 6, 2003, effective for the year ended December 31, 2002, the Company sold EME, and in 2001, the Company sold certain assets of SL Waber. Accordingly, the operations of SurfTech, EME, and SL Waber have been accounted for as discontinued operations in all periods presented.

(2) Fiscal 2004 includes a settlement fee of $2,516,000, net of tax, received by SL Waber and the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. Fiscal 2003 includes an asset impairment of $275,000 recorded against the carrying value of the Company's property located in Camden, New Jersey. Fiscal 2002 includes $1,834,000 of special charges related to change of control and proxy costs, $703,000 of impairment charges related to the write-off of goodwill, $556,000 and $147,000 of asset impairment charges at SurfTech. Fiscal 2001 includes costs related to inventory write-offs of $2,890,000, asset impairment charges of $4,145,000 and restructuring costs of $3,683,000 related to Condor, and inventory write-offs of $50,000 and restructuring, and intangible asset impairment charges of $185,000 and $125,000, respectively, related to SurfTech. Fiscal 2000 includes income of $875,000 related to the settlement of a class action suit against one of the Company's insurers, and pre-tax income of $650,000 related to the reduction of a contingency reserve for environmental costs and restructuring costs of $790,000 related to SL Waber.

(3) The current ratio for 2002 and 2001 includes all debt classified as current, due to the December 31, 2002 maturity date of the former Revolving Credit Facility (see Item 7 - Liquidity and Capital Resources). The current ratio calculations for all years exclude net current assets and liabilities held for sale.

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

ORGANIZATION OF FINANCIAL INFORMATION

The Company's Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company's financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated shareholders' equity and consolidated cash flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 15, the Company provides a summary of net sales, income from continuing operations, total assets and depreciation and amortization by industry segment. The Company's Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.

SIGNIFICANT TRANSACTIONS AND FINANCIAL TRENDS

Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company's Management Discussion and Analysis for fiscal 2004 also includes income and charges related to discontinued operations. Significant transactions in 2004 that impacted the Company's financial results included: 1) the expenditure of $6,076,000 to acquire 545,900 shares of common stock pursuant to the Company's publicly announced repurchase program; 2) the tax benefit of approximately $1,295,000, or $0.22 per diluted share, due to research and development tax credits recorded during 2004; and 3) the accrual of $809,000 in compensation expense related to certain stock based compensation arrangements with key executives. The compensation expenses are non-cash charges for the year and are recorded in selling, general and administrative expenses. In addition, the Company recorded income related to a settlement fee received by SL Waber, net of tax, in the amount of $2,516,000 and net proceeds from insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. These transactions were reported as part of net income from discontinued operations. Significant transactions discussed in the Company's Management Discussion and Analysis for fiscal 2003 include costs and charges recorded in discontinued operations of (i) $444,000, net of tax, related to the defense of a class action lawsuit regarding environmental matters resulting from alleged activities of SurfTech; and (ii) $282,000, net of tax related to certain machinery and equipment that was being utilized by SurfTech. SurfTech was sold in November 2003 and is reported as discontinued operations for all periods presented. Also included in the financial results of 2003 is an asset impairment charge of $275,000, which was recorded against the carrying value of the Company's property located in Camden, New Jersey. This impairment charge is recorded in continuing operations.

While these items are important in understanding and evaluating financial results and trends, other transactions or events, which are disclosed in this Management Discussion and Analysis, have a material impact on continuing operations. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

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

The Company's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted guidelines in measuring revenue. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104. However, certain judgments affect the application of its revenue policy. For a discussion of the Company's revenue recognition policies, see Note 1 in the Notes to Consolidated Financial Statements included in Part IV in this Annual Report on Form 10-K. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

INVENTORIES

The Company values inventory at the lower of cost or market, and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to market value.

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

ACCOUNTING FOR INCOME TAXES

The Company's income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under Statement of Financial Accounting Standard ("SFAS") No. 109 in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of December 31, 2004, the Company had recorded total valuation allowances of $3,267,000 due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of December 31, 2004 were $6,324,000, net of valuation allowances of

$3,267,000. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. Our 2004 results do not reflect the impact of the American Jobs Creation Act of 2004 (the "Jobs Act"). We have completed the process of re-evaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act and it had no impact on the Company.

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

The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations.

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

LIQUIDITY AND CAPITAL RESOURCES

                            December 31,   December 31,    Dollar    Percentage
                                2004           2003       Variance    Variance
                            ------------   ------------   --------   ----------
                                              (in thousands)
Cash and cash equivalents      $ 2,659        $ 3,501      $ (842)      (24%)
Bank debt                      $ 2,015        $ 2,902      $ (887)      (31%)
Working capital                $19,496        $16,612      $2,884        17%
Shareholder's equity           $37,687        $34,581      $3,106         9%
                               -------        -------      ------        --

At December 31, 2004, the Company maintained a cash balance of $2,659,000, with outstanding bank debt of $2,015,000. Availability under the Senior Credit Facility was $12,273,000. During the year ended December 31, 2004 ("2004"), the net cash provided by continuing operating activities was $4,543,000, as compared to net cash provided by continuing operating activities of $9,964,000 during the year ended December 31, 2003 ("2003"). The primary sources of cash provided by continuing operating activities for 2004 were net income from continuing operations of $6,301,000 and an increase in accounts payable in the amount of $1,921,000. These sources of cash were partially offset by an increase in accounts receivable of $2,714,000, an increase in inventory in the amount of $4,830,000 and payments made under the Company's 2003 bonus and incentive programs. The increase in accounts receivable and inventory were primarily related to the Company's sales growth of 13%. The primary sources of cash provided by continuing operating activities for 2003 were net income from continuing operations of $3,742,000, the reduction of accounts receivable in the amount of $4,366,000 (primarily related to the receipt of income tax refunds and recoverable income taxes) and the reduction of inventory levels of $2,711,000. These sources of cash were partially offset by payments made under the Company's 2002 bonus and incentive programs.

During 2004, net cash used in investing activities was $633,000, primarily related to the purchases of machinery and equipment in the amount of $1,642,000. This use of cash was partially offset by proceeds of $1,000,000, representing the final installment on the sale of EME. During 2003, net cash provided by investing activities was $5,986,000, primarily related to cash proceeds of $7,000,000 received from the sale of EME and $600,000 received from the sale of SurfTech, partially offset by $1,616,000 in capital expenditures.

During 2004, net cash used in financing activities was $6,603,000, primarily due to the purchase of common stock. During 2004, the Company expended $6,233,000 to reacquire its shares, of which $6,076,000 related to the purchase of 545,900 shares of common stock at an average price of $11.13 per share. These purchases were made under the Company's repurchase program approved by the Board of Directors on December 12, 2003. Also during this period, the Company made payments of $887,000 on its two term loans and overadvance under the Senior Credit Facility. These uses of cash were partially offset by proceeds from stock options exercised during the year in the amount of $517,000. During 2003, net cash used in financing activities was $14,578,000, primarily due to the payoff of the Company's former revolving credit facility of $17,557,000, partially offset by $3,518,000 related to the net proceeds from the Senior Credit Facility. The Company is in discussions with several commercial banks to refinance the Senior Credit Facility on or before its expiration date which is January 6, 2006.

On January 6, 2003, the Company entered into a three-year Senior Secured Credit Facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was paid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 are amortized over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverages, and EBITDA levels, as defined. The Senior Credit Facility bears interest ranging from the prime rate plus .5% to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. At December 31, 2004, the outstanding term loan balances were $1,600,000 and $415,000, or a total of $2,015,000. Availability under the Senior Credit Facility at December 31, 2004 was $12,273,000.

The Company's current ratio was 2.05 to 1 at December 31, 2004 and 1.98 to 1 at December 31, 2003. This ratio has remained relatively constant, although current assets increased by $4,403,000 and current liabilities increased by $1,519,000 from the prior year.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 5% at December 31, 2004 and 8% at December 31, 2003. At December 31, 2004, total borrowings decreased by $887,000, compared to December 31, 2003.

Capital expenditures of $1,642,000 were made in 2004, primarily related to machinery and equipment purchases, compared to $1,616,000 in 2003. The capital expenditures made in 2003 related to equipment purchases, a new management information system and building improvements.

The Company has been able to generate adequate amounts of cash to meet its operating needs.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company's operating segments were profitable in 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at December 31, 2004 for the periods indicated:

                    Less than   1 to 3   3 to 5    After
                      1 Year     Years    years   5 Years    Total
                    ---------   ------   ------   -------   ------
                                   (in thousands)
Operating Leases      $1,249    $  996      --       --     $2,245
Debt                     559     1,456      --       --      2,015
Capital Leases            80        80      --       --        160
Other Obligations         83       250     167      261        761
                      ------    ------     ---      ---     ------
Total                 $1,971    $2,782     167      261     $5,181
                      ======    ======     ===      ===     ======

Contractual obligations with respect to the two term loans under the Senior Credit Facility are $559,000 due in less than one year and $1,456,000 due in one to two years.

Other obligations include the Company's withdrawal liability to a union-administered defined benefit multi-employer pension plan to which SurfTech had made contributions (see Note 2 to the Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

                                                 Year Ended December 31,
                                      ---------------------------------------------
                                        2004       2003     $ Variance   % Variance
                                      --------   --------   ----------   ----------
                                                      (in thousands)
NET SALES
Power Electronics Group:
   Condor                             $ 41,457   $ 39,450    $ 2,007          5%
   Teal                                 30,265     20,393      9,872         48%
                                      --------   --------    -------        ---
      Total                             71,722     59,843     11,879         20%
                                      --------   --------    -------        ---
SL-MTI                                  24,497     22,053      2,444         11%
RFL                                     22,585     23,388       (803)        (3%)
                                      --------   --------    -------        ---
Consolidated                          $118,804   $105,284    $13,520         13%
                                      ========   ========    =======        ===

                                                 Year Ended December 31,
                                      --------------------------------------------
                                        2004       2003    $ Variance   % Variance
                                      --------   -------   ----------   ----------
                                                     (in thousands)
INCOME FROM CONTINUING OPERATIONS
Power Electronics Group:
   Condor                             $ 3,789    $ 3,377    $   412         12%
   Teal                                 4,635      2,671      1,964         74%
                                      -------    -------    -------        ---
      Total                             8,424      6,048      2,376         39%
                                      -------    -------    -------        ---
SL-MTI                                  2,827      1,957        870         44%
RFL                                     2,091      2,236       (145)        (6%)
Other expenses and Corporate office    (5,033)    (3,563)    (1,470)       (41%)
                                      -------    -------    -------        ---
Consolidated                          $ 8,309    $ 6,678    $ 1,631         24%
                                      =======    =======    =======        ===

Consolidated net sales from continuing operations for 2004, compared to 2003 increased by $13,520,000, or 13%. This increase is primarily due to a $9,872,000 net sales increase at Teal, a $2,444,000 net sales increase at SL-MTI and a $2,007,000 net sales increase at Condor. Net sales increases from 2003 at Teal, SL-MTI and Condor were 48%, 11% and 5%, respectively.

The Company's operating income increased to $8,309,000 in 2004, compared to $6,678,000 in 2003. Other than RFL, all of the Company's business segments had increases in operating income in 2004, as compared to 2003. RFL's operating income decreased $145,000, or 6%.

Income from continuing operations in 2004 was $6,301,000, or $1.08 per diluted share, compared to net income from continuing operations in 2003 of $3,742,000, or $0.63 per diluted share. Income from continuing operations benefited by approximately $1,295,000, or $0.22 per diluted share, due to research and development tax credits recorded during 2004. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group had an increase in net sales of $11,879,000, or 20%, and an increase in income from operations of $2,376,000, or 39%, over the prior year. The increase in net sales within the Power Electronics Group is primarily attributable to increased sales at Teal of its medical product line, and to a lesser extent its semiconductor product line. Condor's increase is related to increases in sales to OEMs in the medical and industrial markets. International sales, which represent approximately 12% of Condor's total net sales, decreased 9% from the prior year. Net sales of telecommunications products decreased approximately 35% in 2004, compared to 2003.

SL-MTI's net sales in 2004 increased approximately $2,444,000, or 11%, while income from operations increased by $870,000, or 44%, compared to net sales and income from operations in 2003. Contributing to the increase in net sales was significant increases in the windings and DC motor product lines, which increased by 20% and 11%, respectively, compared to 2003. By market segment, the largest contributor to the net sales increases was the military market. In addition to increased net sales, improved gross margins contributed to higher income from operations from the prior year.

RFL's net sales in 2004 decreased approximately $803,000, or 3%, and income from operations decreased approximately $145,000, or 6%, compared to net sales and income from operations in 2003. RFL has experienced sales decreases throughout its product line, with the exception of a sales increase of $632,000, or 7%, in its carrier communications products line. RFL is experiencing weak demand in the U.S. market, as large infrastructure expansion projects by electric power utility companies continued to be deferred in favor of smaller emergency and maintenance projects. RFL maintained its gross margins, compared to 2003, due to certain cost containment programs. Despite lower sales volume, RFL has increased its expenditures for engineering and product development by approximately 7%, compared to 2003.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2004 was approximately 64%, as compared to approximately 63% in 2003. Although aggregate cost of products sold, as a percentage of net sales, remained relatively constant year-to-year, there were differences among the business segments. The Power Electronics Group cost of products sold percentage increased to 65% in 2004, from 63% in 2003. This increase was due to increases in the cost of raw materials at Teal, and to a lesser extent, product mix. SL-MTI's decreased its cost of products sold percentage by 3%, primarily due to increased sales volume and improved operating efficiencies at its manufacturing facility in Matamoros, Mexico. RFL's cost of products sold percentage remained constant in 2004, compared to 2003, despite a decrease in sales volume, due to product mix and cost containment measures.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2004 were $8,951,000, an increase of approximately $1,095,000, or 14%, as compared to 2003. As a percentage of net sales, engineering and product development expenses in 2004 and 2003 were approximately 8%. All of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003. Condor and SL-MTI significantly increased engineering and product development expenses, with annual increases of 18% and 24%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2004 were approximately 20% of net sales, compared to 21% in 2003. These expenses increased by $1,215,000, or 5%, over the comparative periods. The major reason for the increase was costs related to the increase in sales volume of 13%. Also contributing to the increase was $809,000 in compensation expense related to certain stock based compensation arrangements with key executives, which were non-cash charges for the period. In addition, the Company named an Executive Vice President and Chief Operating Officer at the beginning of the year, which was a position that did not exist in 2003.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2004 were $2,133,000, an increase of approximately $282,000, or 15%, compared to 2003. Depreciation expense for 2004 and 2003 was approximately 2% of sales.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred approximately $1,342,000 in costs. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. The amortization expense was $447,000 in each of 2004 and 2003, respectively.

INTEREST INCOME (EXPENSE)

In 2004, interest income was $102,000, compared to $172,000 in 2003. Interest expense in 2004 was $347,000, compared to $380,000 in 2003. The decrease in interest expense for 2004 is related to significantly reduced debt levels.

TAXES

The effective tax rate for 2004 was approximately 17%, compared to 38% in 2003. The effective tax rate for 2004 is significantly lower than the statutory rate primarily due to research and development tax credits recorded during the year.

DISCONTINUED OPERATIONS

In 2004, the Company recorded income from discontinued operations, net of tax, of $2,371,000. This amount is primarily related to a settlement fee received by SL Waber, in the amount of $2,516,000, net of tax, the reversal of certain net tax reserves, related to EME of $225,000, net of expenses, and insurance proceeds related to environmental matters in the amount of $392,000, net of tax. These income amounts were partially offset by current environmental, legal and litigation charges related to discontinued operations. In 2003, the Company recorded a loss of $2,422,000, net of tax, from discontinued operations. This amount consisted primarily of the net loss for Surf Tech, in the amount of $1,450,000 and after-tax environmental costs of $682,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

                                                   Year Ended December 31,
                                     --------------------------------------------------
                                       2003          2002       $ Variance   % Variance
                                     --------   -------------   ----------   ----------
                                                       (in thousands)
NET SALES
Power Electronics Group:
   Condor                            $ 39,450      $ 38,058      $ 1,392          4%
   Teal                                20,393        19,608          785          4%
                                     --------      --------      -------        ---
      Total                            59,843        57,666        2,177          4%
                                     --------      --------      -------        ---
SL-MTI                                 22,053        23,007         (954)        (4%)
RFL                                    23,388        27,239       (3,851)       (14%)
                                     --------      --------      -------        ---
Consolidated                         $105,284      $107,912      $(2,628)        (2%)
                                     ========      ========      =======        ===

                                                  Year Ended December 31,
                                     --------------------------------------------------
                                       2003          2002       $ Variance   % Variance
                                     -------    -------------   ----------   ----------
                                                        (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                            $ 3,377       $ 1,457       $ 1,920        132%
   Teal                                2,671         1,873           798         43%
                                     -------       -------       -------        ---
      Total                            6,048         3,330         2,718         82%
                                     -------       -------       -------        ---
SL-MTI                                 1,957         1,873            84          4%
RFL                                    2,236         3,435        (1,199)       (35%)
Other expenses and Corporate office   (3,563)       (5,526)        1,963         36%
                                     -------       -------       -------        ---
Consolidated                         $ 6,678       $ 3,112       $ 3,566        115%
                                     =======       =======       =======        ===

Consolidated net sales from continuing operations for 2003, decreased by $2,628,000, or 2%, compared to 2002. This decrease is due to a net sales decrease at RFL of $3,851,000, or 14%, and a net sales decrease at SL-MTI of $954,000, or 4%. These decreases were partially offset by an increase in net sales at the Power Electronics Group of $2,177,000, or 4%. Consolidated net sales for 2002 do not include net sales of $29,895,000, relating to the combined sales of EME and SurfTech, which are classified as discontinued operations.

The Company's income from operations increased to $6,678,000 in 2003, compared to $3,112,000 in 2002. Other than RFL, all of the Company's business segments had increases in income from operations in 2003, as compared to 2002. RFL's income from operations decreased $1,199,000, or 35%.

Income from continuing operations in 2003 was $3,742,000, or $0.63 per diluted share, compared to income from continuing operations in 2002 of $801,000, or $0.14 per diluted share. The net income in 2002 included restructuring costs at Condor of $230,000 and special charges related to change of control and proxy costs included in Other expenses of $1,834,000. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group had an increase in net sales of $2,177,000, or 4%, and an increase in income from operations of $2,718,000, or 82%, over the prior year. The increase in net sales within the Power Electronics Group is primarily attributable to an increase in sales at Condor of $1,392,000, or 4%. Increased net sales to distributors of medical products accounted for the improvement. In addition, there were lower returns from distributors in 2003, as compared to 2002, primarily due to a new distributor scrap program.

SL-MTI's net sales decreased approximately $954,000, or 4%, while income from operations increased by $84,000, or 4%, compared to the prior year. Net sales of windings products decreased by $2,811,000, or 39%. This decrease was partially offset by an increase in net sales of DC brushless motors of $2,097,000, or 19%. The increase in income from operations was primarily due to an inventory write-off of $387,000, which was recorded in 2002. Without this $387,000 charge, income from operations for 2003 would have been less than in 2002, as a result of the decrease in net sales.

RFL's net sales decreased approximately $3,851,000, or 14%, and income from operations decreased approximately $1,199,000, or 35%, compared to net sales and income from operations from the prior year. RFL experienced a net sales decrease of $3,846,000, or 29%, in its teleprotection product line and of $1,498,000, or 56%, in its protective relaying product line. These decreases were partially offset by a net sales increase of $1,355,000, or 18%, in its carrier communications product line. In 2003, RFL experienced inconsistent procurement patterns from electric power utility companies, who are the major purchasers of its teleprotection and protective relaying product lines.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold was approximately 63% in 2003, as compared to approximately 64% in 2002. Although the cost of products sold, as a percentage of sales, remained relatively constant year-to-year, the business segments' product mix changed considerably. The Power Electronics Group cost of products sold percentage improved from 67% in 2002 to 63% in 2003. This was due in part to the increase in sales. In addition, Condor made several productivity improvements at its manufacturing facility in Mexicali, Mexico. In 2002, significant inefficiencies and start-up costs were incurred as Condor transferred its remaining telecommunications product line from its Reynosa, Mexico facility to its current manufacturing location in Mexicali, Mexico. The improvement in SL-MTI's cost of products sold percentage was primarily due to an inventory charge being taken in 2002 and a slight improvement in manufacturing efficiency at its plant in Matamoros, Mexico. RFL's increase in its cost of products sold percentage was due to a significant reduction in sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2003 were $7,856,000, an increase of approximately $401,000, or 5%, as compared to 2002. As a percentage of net sales, engineering and product development expenses were 7% in each of 2003 and 2002. The increase of $401,000 was primarily generated by SL-MTI, which experienced higher net engineering costs from the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in 2003 were $22,614,000, a decrease of $662,000, or 3%, compared to 2002. Reduced selling, general and administrative costs was the result of lower sales. As a percentage of net sales, selling, general and administrative expenses were approximately 21% in each of 2003 and 2002.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2003 were $1,851,000, a decrease of approximately $783,000, or 30%, compared to 2002. The reduction in 2003 was due to the Company's reduced fixed asset base.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred approximately $1,342,000 in costs. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. Amortization for 2003 was $447,000.

INTEREST INCOME (EXPENSE)

In 2003, interest income was $172,000, compared to $25,000 in 2002. Interest expense in 2003 was $380,000, compared to $2,256,000 in 2002. Included in interest expense in 2002 is the payment of a facility fee of $780,000, resulting from the Company's inability to pay down in full its former credit facility by October 31, 2002. (See Note 9 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K). The decrease in interest expense for 2003 is related to significantly reduced debt levels and lower interest rates.

TAXES

The effective tax rate for 2003 was higher than the statutory rate due primarily to the impact of state income taxes.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In November 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS NO. 153 on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations. The Company may experience a negative impact on its financial position and results of operations by the third quarter of 2005. This negative impact could be the consequence of not recognizing an expense at the time the Company originally issued employee stock options.

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company's investments and outstanding debt bear variable interest rates. As of December 31, 2004, debt consists primarily of the Senior Credit Facility, which bears interest at interest rates ranging from prime rate plus .5% to the prime rate plus 2%. The Company manufactures some of its products in Mexico and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in interest and foreign currency exchange rates did not have a material impact on earnings for 2004, and are not expected to have a material impact on earnings in 2005.

See generally, "Item 1. Business - Risk Factors" and "Item 1. Business - Foreign Operations" in Part I of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, and provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS: There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 9B. OTHER INFORMATION

On March 21, 2005, a payment of $250,000 was awarded by the Compensation Committee to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein, on account of SPL's services in 2004 in recognition of SPL's very significant contributions to the Company's success, including the improvement in operating performance and the reduction of indebtedness, as well as the improvement in returns on invested capital and the Company's stock price, among other things. SPL is also party to a management agreement with the Company which provides for payments of $475,000 per annum by the Company to SPL on account of management and advisory services provided by SPL to the Company. See Note 17, Related Party Transactions, to the Financial Statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Apart from certain information concerning the Company's executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company's independent auditor fees and services and other information required by Item 14 of Part III of this Report is incorporated herein by reference to the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) (1) FINANCIAL STATEMENTS

The information required by this Item is included in Item 8 of Part II of this Annual Report on Form 10-K. Consolidated financial statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are filed as part of this report. See Index to Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

(A) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the years ended December 31, 2004, December 31, 2003, and December 31, 2002 are submitted herewith:

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in this Annual Report on Form 10-K, or (b) they are inapplicable, or
(c) they are not required.

See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(A) (3) EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC.
(Company)


By /s/ Warren Lichtenstein                                 Date   March 21, 2005
   ----------------------------------
   Warren Lichtenstein

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



By /s/ Warren Lichtenstein                                 Date   March 21, 2005
   -----------------------------------------------------
   Warren Lichtenstein - Chairman of the Board
   and Chief Executive Officer
   (Principal Executive Officer)


By /s/ Glen Kassan                                         Date   March 21, 2005
   -----------------------------------------------------
   Glen Kassan - President and Director


By /s/ David R. Nuzzo                                      Date   March 21, 2005
   -----------------------------------------------------
   David R. Nuzzo - Vice President,
   Chief Financial Officer,
   Treasurer and Secretary
   (Principal Financial Officer)


By /s/ James C. Taylor                                     Date   March 21, 2005
   -----------------------------------------------------
   James C. Taylor - Executive Vice President
   and Chief Operating Officer


By /s/ J. Dwane Baumgardner                                Date   March 21, 2005
   -----------------------------------------------------
   J. Dwane Baumgardner - Director


By /s/ Avrum Gray                                          Date   March 21, 2005
   -----------------------------------------------------
   Avrum Gray - Director


By /s/ James R. Henderson                                  Date   March 21, 2005
   -----------------------------------------------------
   James R. Henderson - Director


By /s/ James A. Risher                                     Date   March 21, 2005
   -----------------------------------------------------
   James A. Risher - Director


By /s/ Mark E. Schwarz                                     Date   March 21, 2005
   -----------------------------------------------------
   Mark E. Schwarz - Director

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

10.2*       1988 Deferred Compensation Agreement with a Certain Officer.
            Incorporated by reference to Exhibit 10.6 to the Company's report on Form 8 dated November 9, 1990.

10.3* 1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company's Proxy
            Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.4*       Capital Accumulation Plan. Incorporated by reference to the
            Company's report on Form 10K/A for the fiscal period ended July 31, 1994.

10.5* Change-in-Control Agreement dated May 1, 2001 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended December
            31, 2003.

10.6*       Bonus Agreement dated August 5, 2002 between the Company and James
            C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year ended December 31, 2003.

10.7        Loan and Security Agreement dated effective January 6, 2003 among
            LaSalle Business Credit LLC, the Agent for Lender, Standard Federal
            National Association, the Lender, SL Industries, Inc. and SL
            Delaware, Inc., collectively, borrowers and Condor D.C. Power
            Supplies, Inc., Teal Electronics Corporation, RFL Electronics, Inc.,
            SL Montevideo Technology, Inc., SL Surface Technologies, Inc., SL
            Delaware Holdings, Inc., SL Auburn, Inc., Waber Power Ltd., SLW
            Holdings, Inc., Condor

            Holdings, Inc. and Cedar Corporation, collectively, guarantors.
            Incorporated by reference to Exhibit 10.31 to the Company's report on Form 10-K for the fiscal year ended December 31, 2002.

10.8*       Management Agreement dated as of January 23, 2002 between the
            Company and Steel Partners, Ltd. Incorporated by reference to
            Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended December 31, 2003.

14 Code of Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company's report on Form 10-K for the fiscal year ended
            December 31, 2003.

21          Subsidiaries of the Company (transmitted herewith).

23          Consent of Independent Registered Public Accounting Firm
            (transmitted herewith).

31.1        Certification by Principal Executive Officer pursuant to Rule
            13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002 (transmitted herewith).

31.2        Certification by Principal Financial Officer pursuant to Rule
            13a-15(e) or 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act (transmitted herewith).

32          Certification by Principal Executive Officer and Principal Financial
            Officer pursuant to Rule 13a or 15d of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

*    Indicates a management contract or compensatory plan or arrangement.

                               SL Industries, Inc.
         Index to Financial Statements and Financial Statement Schedule

                                                          Page number in
                                                            this report
                                                          --------------
Report of Independent Registered Public Accounting Firm          F2
Consolidated Balance Sheets                                      F3
Consolidated Statements of Operations                            F4
Consolidated Statements of Comprehensive Income (Loss)           F4
Consolidated Statements of Shareholders' Equity                  F5
Consolidated Statements of Cash Flows                            F6
Notes to Consolidated Financial Statements                   F7 to F30
Financial Statement Schedule:
II. Valuation and Qualifying Accounts                           F31

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
SL Industries, Inc.

     We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial schedule listed in the index to the consolidated financial statements (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 11, 2005

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                           ---------------------------
                                                                               2004           2003
                                                                           ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  2,659,000   $  3,501,000
   Receivables, net                                                          15,734,000     13,064,000
   Note receivable                                                                   --      1,000,000
   Inventories, net                                                          15,839,000     11,009,000
   Prepaid expenses                                                             714,000      1,066,000
   Deferred income taxes, net                                                 3,044,000      3,947,000
                                                                           ------------   ------------
         Total current assets                                                37,990,000     33,587,000
                                                                           ------------   ------------
Property, plant and equipment, net                                            8,509,000      9,547,000
Deferred income taxes, net                                                    3,280,000      2,308,000
Goodwill, net                                                                10,303,000     10,303,000
Other intangible assets, net                                                  1,209,000        980,000
Other assets and deferred charges                                             1,793,000      1,696,000
                                                                           ------------   ------------
         Total assets                                                      $ 63,084,000   $ 58,421,000
                                                                           ============   ============

LIABILITIES
Current liabilities:
   Debt, current portion                                                   $    559,000   $    887,000
   Accounts payable                                                           5,626,000      3,818,000
   Accrued income taxes                                                         962,000      1,203,000
   Accrued liabilities:
      Payroll and related costs                                               6,059,000      5,665,000
      Other                                                                   5,288,000      5,402,000
                                                                           ------------   ------------
         Total current liabilities                                           18,494,000     16,975,000
                                                                           ------------   ------------
Debt, less current portion                                                    1,456,000      2,015,000
Deferred compensation and supplemental retirement benefits                    3,858,000      3,904,000
Other liabilities                                                             1,589,000        946,000
                                                                           ------------   ------------
         Total liabilities                                                 $ 25,397,000   $ 23,840,000
                                                                           ------------   ------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $.20 par value; authorized, 25,000,0000 shares; issued
   8,298,000 shares                                                           1,660,000      1,660,000
Capital in excess of par value                                               39,210,000     38,863,000
Retained earnings                                                            17,690,000      9,018,000
Treasury stock at cost, 2,844,000 and 2,356,000 shares, respectively        (20,873,000)   (14,960,000)
                                                                           ------------   ------------
         Total shareholders' equity                                          37,687,000     34,581,000
                                                                           ------------   ------------
         Total liabilities and shareholders' equity                        $ 63,084,000   $ 58,421,000
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 2004           2003           2002
                                                             ------------   ------------   ------------
Net sales                                                    $118,804,000   $105,284,000   $107,912,000
Cost and expenses:
   Cost of products sold                                       75,582,000     66,010,000     69,371,000
   Engineering and product development                          8,951,000      7,856,000      7,455,000
   Selling, general and administrative                         23,829,000     22,614,000     23,276,000
   Depreciation and amortization                                2,133,000      1,851,000      2,634,000
   Restructuring costs                                                 --             --        230,000
   Asset impairment                                                    --        275,000             --
   Special charges                                                     --             --      1,834,000
                                                             ------------   ------------   ------------
Total cost and expenses                                       110,495,000     98,606,000    104,800,000
                                                             ------------   ------------   ------------
Income from operations                                          8,309,000      6,678,000      3,112,000
                                                             ------------   ------------   ------------
Other income (expense):
   Amortization of deferred financing costs                      (447,000)      (447,000)            --
   Interest income                                                102,000        172,000         25,000
   Interest expense                                              (347,000)      (380,000)    (2,256,000)
                                                             ------------   ------------   ------------
Income from continuing operations before income taxes           7,617,000      6,023,000        881,000
Income tax provision                                            1,316,000      2,281,000         80,000
                                                             ------------   ------------   ------------
Income from continuing operations                               6,301,000      3,742,000        801,000
Income (loss) from discontinued operations (net of tax)         2,371,000     (2,422,000)    (1,271,000)
                                                             ------------   ------------   ------------
Net income (loss)                                            $  8,672,000   $  1,320,000   $   (470,000)
                                                             ============   ============   ============
Basic net income (loss) per common share
   Income from continuing operations                         $       1.10   $       0.63   $       0.14
   Income (loss) from discontinued operations (net of tax)           0.41          (0.41)         (0.22)
                                                             ------------   ------------   ------------
   Net income (loss)                                         $       1.51   $       0.22   $      (0.08)
                                                             ============   ============   ============

Diluted net income (loss) per common share
   Income from continuing operations                         $       1.08   $       0.63   $       0.14
   Income (loss) from discontinued operations (net of tax)           0.40          (0.41)         (0.22)
                                                             ------------   ------------   ------------
   Net income (loss)                                         $       1.48   $       0.22   $      (0.08)
                                                             ============   ============   ============

Shares used in computing basic net income (loss)
   per common share                                             5,760,000      5,917,000      5,867,000
Shares used in computing diluted net income (loss)
   per common share                                             5,871,000      5,956,000      5,867,000

                               SL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                  2004           2003            2002
                                                               ----------     ----------      ---------
Net income (loss)                                              $8,672,000     $1,320,000      $(470,000)
Other comprehensive income:
   Currency translation adjustment (net of tax)                        --             --          5,000
                                                               ----------     ----------      ---------
Comprehensive income (loss)                                    $8,672,000     $1,320,000      $(465,000)
                                                               ==========     ==========      =========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Common Stock
                                      -----------------------------------------------                             Accumulated
                                              Issued              Held In Treasury     Capital in                    Other
                                      ---------------------  ------------------------   Excess of     Retained   Comprehensive
                                        Shares     Amount      Shares       Amount      Par Value     Earnings   Income (Loss)
                                      ---------  ----------  ----------  ------------  -----------  -----------  -------------
BALANCE DECEMBER 31, 2001             8,298,000  $1,660,000  (2,587,000) $(16,373,000) $39,025,000  $ 8,168,000    $  (5,000)
Net loss                                                                                               (470,000)
Other, including exercise of
   employee stock options and
   related income tax benefits                                  171,000     1,089,000     (221,000)
Treasury stock sold                                             188,000     1,191,000       16,000
Treasury stock purchased                                       (170,000)   (1,102,000)
Reclassification of foreign currency
   translation gain realized upon
   the sale of foreign entity                                                                                       (543,000)
Current year translation adjustment                                                                                  548,000
                                      ---------  ----------  ----------  ------------  -----------  -----------    ---------
BALANCE DECEMBER 31, 2002             8,298,000  $1,660,000  (2,398,000) $(15,195,000) $38,820,000  $ 7,698,000    $      --
                                      =========  ==========  ==========  ============  ===========  ===========    =========
Net income                                                                                            1,320,000
Other, including exercise of
   employee stock options and
   related income tax benefits                                   20,000       143,000        6,000
Treasury stock sold                                             171,000     1,070,000       37,000
Treasury stock purchased                                       (149,000)     (978,000)
                                      ---------  ----------  ----------  ------------  -----------  -----------    ---------
BALANCE DECEMBER 31, 2003             8,298,000  $1,660,000  (2,356,000) $(14,960,000) $38,863,000  $ 9,018,000    $      --
                                      =========  ==========  ==========  ============  ===========  ===========    =========
Net income                                                                                            8,672,000
Other, including exercise of
   employee stock options and
   related income tax benefits                                   73,000       497,000      170,000
Treasury stock sold                                              41,000       277,000      177,000
Stock repurchase plan                                          (546,000)   (6,101,000)
Treasury stock purchased                                        (56,000)     (586,000)
                                      ---------  ----------  ----------  ------------  -----------  -----------    ---------
BALANCE DECEMBER 31, 2004             8,298,000  $1,660,000  (2,844,000) $(20,873,000) $39,210,000  $17,690,000    $      --
                                      =========  ==========  ==========  ============  ===========  ===========    =========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              2004         2003 *          2002
                                                                          -----------   ------------   ------------
OPERATING ACTIVITIES:
   Income from continuing operations                                      $ 6,301,000   $  3,742,000   $    801,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation                                                          1,848,000      1,654,000      1,997,000
      Amortization                                                            285,000        197,000        637,000
      Amortization of deferred financing costs                                447,000        447,000             --
      Non-cash restructuring charges                                               --             --         35,000
      Asset impairment                                                             --        275,000             --
      Non-cash compensation expense                                           959,000        309,000             --
      Provisions for losses on accounts receivable                            136,000         23,000        109,000
      Other assets                                                           (529,000)      (346,000)       257,000
      Cash surrender value of life insurance policies                              --         21,000        (31,000)
      Deferred compensation and supplemental retirement benefits              348,000        458,000        516,000
      Deferred compensation and supplemental retirement benefit payments     (502,000)      (545,000)    (2,073,000)
      Decrease (increase) in deferred income taxes                           (651,000)     2,122,000        819,000
      Loss on sales of equipment                                                3,000          9,000         43,000
      Changes in operating assets and liabilities, excluding effects of business acquisitions and dispositions:
         Accounts receivable                                               (2,714,000)     4,366,000      3,679,000
         Inventories                                                       (4,830,000)     2,711,000      2,763,000
         Prepaid expenses                                                     353,000       (410,000)        54,000
         Accounts payable                                                   1,921,000     (1,508,000)    (2,801,000)
         Other accrued liabilities                                           (137,000)    (2,249,000)       301,000
         Accrued income taxes                                               1,305,000     (1,312,000)     1,668,000
                                                                          -----------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 4,543,000   $  9,964,000   $  8,774,000
                                                                          -----------   ------------   ------------
INVESTING ACTIVITIES:
   Proceeds from sale of net assets of subsidiaries                         1,000,000      7,600,000             --
   Proceeds from sales of equipment                                             9,000             --        167,000
   Purchases of property, plant and equipment                              (1,642,000)    (1,616,000)    (1,466,000)
   Decrease in notes receivable                                                    --          2,000          1,000
   Proceeds from cash surrender value of life insurance policies                   --             --     10,676,000
                                                                          -----------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       $  (633,000)  $  5,986,000   $  9,378,000
                                                                          -----------   ------------   ------------

FINANCING ACTIVITIES:
   Change in deferred financing charges                                            --       (201,000)    (1,141,000)
   Net proceeds from Senior Credit Facility                                        --      3,518,000     18,800,000
   Payments to Revolving Credit Facility                                           --    (17,557,000)   (36,903,000)
   Payments of term loans                                                    (887,000)      (616,000)            --
   Proceeds from stock options exercised                                      517,000        149,000        867,000
   Treasury stock (acquired) sold                                          (6,233,000)       129,000        105,000
                                                                          -----------   ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES                                     $(6,603,000)  $(14,578,000)  $(18,272,000)
                                                                          -----------   ------------   ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                      1,851,000     (1,410,000)     1,193,000
                                                                          -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (842,000)       (38,000)     1,073,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,501,000      3,539,000      2,466,000
                                                                          -----------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,659,000   $  3,501,000   $  3,539,000
                                                                          ===========   ============   ============

See accompanying notes to consolidated financial statements.

*    Reclassified for comparative purposes.

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

CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2004 and December 31, 2003, cash and cash equivalents are held principally at one financial institution.

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

ACCOUNTS RECEIVABLE: The Company's accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $472,000 and $365,000 for 2004 and 2003, respectively. The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out ("FIFO") method. Cost for certain inventories is determined using the last-in, first-out ("LIFO") method. The Company ensures inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is set to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, defined as selling price less costs to complete and dispose and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable value of the inventory at current value, it would adjust its reserves accordingly.

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

GOODWILL AND OTHER INTANGIBLES: In June 2001, FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives. Effective January 1, 2002, the Company adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization, and implemented the remaining provisions during 2002.

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

DEBT ISSUANCE COSTS: Costs incurred in securing long-term debt are deferred and amortized over the term of the related debt.

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2004, 2003 and 2002, these costs were $326,000, $423,000, and $605,000, respectively.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For 2004, 2003 and 2002, these costs were $268,000, $296,000, and $310,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For 2004, 2003 and 2002, these costs were $3,811,000, $2,659,000, and
$2,572,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. Accordingly, the Company has not provided for any deferred taxes. As of December 31, 2004, $80,000 of such undistributed earnings were expected to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

FOREIGN CURRENCY CONVERSION: The Company's Mexican subsidiaries' functional currency is U.S. dollars. Conversion gains or losses resulting from these foreign currency transactions are included in the accompanying consolidated statements of operations.

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

NET INCOME (LOSS) PER COMMON SHARE: The Company has presented net income per common share pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income
(loss) per share:

                                        Income (loss)     Shares    Per share amount
                                        -------------   ---------   ----------------
For the Year Ended December 31, 2004:
Basic net income per common share        $8,672,000     5,760,000        $ 1.51
Effect of dilutive securities                    --       111,000         (0.03)
                                         ----------     ---------        ------
Dilutive net income per common share     $8,672,000     5,871,000        $ 1.48

For the Year Ended December 31, 2003:
Basic net income per common share        $1,320,000     5,917,000        $ 0.22
Effect of dilutive securities                    --        39,000            --
                                         ----------     ---------        ------
Dilutive net income per common share     $1,320,000     5,956,000        $ 0.22

For the Year Ended December 31, 2002:
Basic net loss per common share          $ (470,000)    5,867,000        $(0.08)
Effect of dilutive securities                    --            --            --
                                         ----------     ---------        ------
Dilutive net loss per common share       $ (470,000)    5,867,000        $(0.08)
                                         ----------     ---------        ------

For the years ended December 31, 2004 and December 31, 2003, 437,000 and 490,000 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock. For the year ended December 31, 2002, 533,000 stock options were excluded from the dilutive computations because their effect would have been anti-dilutive.

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

As permitted by the FASB, the Company has elected to follow APB No. 25 and related interpretations in accounting for its stock option plans. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $809,000 and $231,000 in the years ended December 31, 2004 and December 31, 2003, respectively, in compensation expense related to certain stock based compensation arrangements.

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


                                                      Year Ended            Year Ended           Year Ended
                                                   December 31, 2004   December 31, 2003 *   December 31, 2002
                                                   -----------------   -------------------   -----------------
Net income (loss), as reported                         $8,672,000          $1,320,000           $  (470,000)
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                     534,000             186,000                    --
                                                       ----------          ----------           -----------
                                                        9,206,000           1,506,000              (470,000)

Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for awards granted,
   modified, or settled, net of related tax
   effects                                               (761,000)           (752,000)             (684,000)
                                                       ----------          ----------           -----------
Pro forma net income (loss)                            $8,445,000          $  754,000           $(1,154,000)
                                                       ==========          ==========           ===========

Earnings (loss) per share:
   Basic - as reported                                 $     1.51          $     0.22           $     (0.08)
   Basic - pro forma                                   $     1.47          $     0.13           $     (0.20)

   Diluted - as reported                               $     1.48          $     0.22           $     (0.08)
   Diluted - pro forma                                 $     1.44          $     0.13           $     (0.20)
                                                       ==========          ==========           ===========

*    Reclassified for comparative purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                     Year Ended          Year Ended          Year Ended
                                                  December 31, 2004   December 31, 2003   December 31, 2002
                                                  -----------------   -----------------   -----------------
Expected dividend yield                                 0.0%                0.0%                0.0%
Expected stock price volatility                       46.73%              66.18%              62.55%
Risk-free interest rate                                2.81%               2.69%               4.28%
Expected life of stock option                       5 years             5 years             5 years
                                                    -------             -------             -------

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

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows, as well as the components of the net periodic benefit cost recognized in interim periods. In addition, companies are now required to disclose their estimates of contributions to their plans during the next fiscal year and the components of the fair value of total plan assets by type (i.e., equity securities, debt securities, real estate and other assets). The Company adopted the provisions of Statement No. 132 (revised) during 2004, which did not have an impact on its consolidated financial position or results of operations.

In the first quarter of 2004, the Company adopted FASB Financial Interpretation No. 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," which replaced FIN 46. FIN 46-R requires a company to consolidate a variable interest entity ("VIE") if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership. The disclosure requirements of FIN 46-R were effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46-R relating to VIE's created or obtained prior to February 2003 were to be implementated no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46-R had no effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations. The Company may experience a negative impact on its financial position and results of operations by the third quarter of 2005. This negative impact could be the consequence of not recognizing an expense at the time the Company originally issued employee stock options.

NOTE 2. DISCONTINUED OPERATIONS

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

Accordingly, related operating results of EME have been reported as discontinued operations for the year ended December 31, 2002. At December 31, 2002, the Company recorded a provision of $1,631,000 ($0.28 per share), net of related income taxes, to reduce the carrying value of EME to its fair value less costs to dispose.

Revenue and net income before income taxes from the discontinued operations of EME (exclusive of the impairment provision) were as follows:

                                    Year Ended
                                 December 31, 2002
                                 -----------------
                                   (in thousands)
Revenues                              $27,658
Net income before income taxes        $ 3,049
                                      =======

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

Revenue and net income before income taxes from the discontinued operations of SurfTech (exclusive of the loss on the sale of net assets) were as follows:

                                          Years Ended December 31,
                                          ------------------------
                                               2003      2002
                                             -------   -------
                                               (in thousands)
Revenues                                     $ 1,840   $ 2,237
Net loss before income taxes                 $(2,941)  $(1,994)
                                             =======   =======

NOTE 3. INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                          Years Ended December 31,
                                          ------------------------
                                            2004      2003    2002
                                           ------   -------   ----
                                                (in thousands)
Income tax from continuing operations      $1,316   $ 2,281   $ 80
Income tax from discontinued operations       892    (1,097)   113
                                           ------   -------   ----
                                           $2,208   $ 1,184   $193
                                           ======   =======   ====

Income from continuing operations before provision for income taxes consists of the following:

                                          Years Ended December 31,
                                          ------------------------
                                            2004     2003     2002
                                           ------   ------    ----
                                               (in thousands)
U.S                                        $7,504   $5,724    $407
Non-U.S.                                      113      299     474
                                           ------   ------    ----
                                           $7,617   $6,023    $881
                                           ======   ======    ====

The provision for income taxes from continuing operations consists of the following:

                                          Years Ended December 31,
                                          ------------------------
                                           2004     2003      2002
                                          ------   ------    -----
                                               (in thousands)
Current:
   Federal                                $1,367   $   32    $(691)
   International                             110      144      283
   State                                     (24)     158       30

Deferred:
   Federal                                    (5)   1,576      567
   International                              --       --       --
   State                                    (132)     371     (109)
                                          ------   ------    -----
                                          $1,316   $2,281    $  80
                                          ======   ======    =====

The provision for income taxes related to discontinued operations for 2004 was $892,000. Income tax benefit related to discontinued operations for 2003 was $1,097,000, and a provision of $113,000 was recorded for 2002.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are as follows:

                                                                 December 31,   December 31,
                                                                     2004          2003 *
                                                                 ------------   ------------
                                                                        (in thousands)
Deferred Tax Assets:
   Deferred compensation                                            $ 1,646        $ 1,836
   Inventory valuation                                                  759            925
   Tax loss carryforwards                                             1,837          2,035
   Foreign tax credit carryforwards                                     564          1,167
   R&D tax credit carryforwards                                       2,856            750
   Other                                                              1,364            964
                                                                    -------        -------
                                                                      9,026          7,677

   Less valuation allowances                                         (3,267)        (2,016)
                                                                    -------        -------
                                                                      5,759          5,661
Deferred Tax Liabilities:
   Accelerated depreciation and amortization                            663            803
                                                                    -------        -------
                                                                      5,096          4,858
                                                                    -------        -------
Assets and Liabilities Related to Discontinued Operations, net        1,228          1,397
                                                                    -------        -------
                                                                    $ 6,324        $ 6,255
                                                                    =======        =======

*    Reclassified for comparative purposes.

As of December 31, 2004 and December 31, 2003, the Company's gross foreign tax credits totaled approximately $564,000 and $1,167,000, respectively. These credits can be carried forward for ten years and expire between 2009 and 2014.

During the year, the Company recorded the benefits from research and development tax credits primarily related to prior years. As of December 31, 2004, the Company's research and development tax credits totaled approximately $2,856,000. Of these credits approximately $2,669,000 can be carried forward for fifteen years and expire between 2013 and 2019, while $187,000 will carry over indefinitely.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that the $6,324,000 of the net deferred tax assets as of December 31, 2004 will be realized. The Company has an allowance of $3,267,000 provided against the gross deferred tax asset due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, state tax loss carryforwards and foreign tax credits.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates:

                                                Years Ended December 31,
                                                ------------------------
                                                   2004   2003   2002
                                                   ----   ----   ----
Statutory rate                                      34%    34%    34%
Tax rate differential on foreign sales
corporation/extraterritorial income exclusion       (2)    (2)   (15)
benefit earnings
International rate differences                       1      1      8
State income taxes, net of federal income tax        5      5     --
Foreign tax credits                                 (2)    --     --
Research and development credits                   (17)    --     --
Other                                               (2)    --    (18)
                                                   ---    ---    ---
                                                    17%    38%     9%
                                                   ===    ===    ===

NOTE 4. RECEIVABLES

Receivables consist of the following:

                                        December 31,   December 31,
                                            2004           2003
                                        ------------   ------------
                                              (in thousands)
Trade receivables                         $15,771         $12,656
Less allowances for doubtful accounts        (472)           (365)
                                          -------         -------
                                           15,299          12,291
Recoverable income taxes                       82             406
Other                                         353             367
                                          -------         -------
                                          $15,734         $13,064
                                          =======         =======

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

NOTE 6. INVENTORIES

Inventories consist of the following:

                                        December 31,   December 31,
                                            2004           2003
                                        ------------   ------------
                                               (in thousands)
Raw materials                             $ 9,669         $ 8,384
Work in process                             5,000           3,769
Finished goods                              3,633           1,494
                                          -------         -------
                                           18,302          13,647
Less allowances                            (2,463)         (2,638)
                                          -------         -------
                                          $15,839         $11,009
                                          =======         =======

The above includes certain inventories, which are valued using the LIFO method, which aggregated $3,832,000 and $3,307,000 as of December 31, 2004 and December 31, 2003, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2004 and December 31, 2003 was approximately $565,000 and $457,000, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                       December 31,   December 31,
                                           2004           2003
                                       ------------   ------------
                                              (in thousands)
Land                                     $  1,170       $  1,149
Buildings and leasehold improvements        6,834          6,772
Equipment and other property               17,013         15,194
                                         --------       --------
                                           25,017         23,115
Less accumulated depreciation             (16,508)       (13,568)
                                         --------       --------
                                         $  8,509       $  9,547
                                         ========       ========

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                      December 31, 2004                    December 31, 2003
                             ----------------------------------   ----------------------------------
                              Gross     Accumulated                Gross     Accumulated
                              Value    Amortization   Net Value    Value    Amortization   Net Value
                             -------   ------------   ---------   -------   ------------   ---------
                                                          (in thousands)
Goodwill                     $12,167      $1,864       $10,303    $12,167      $1,864       $10,303
                             -------      ------       -------    -------      ------       -------

Patents                          946         666           280        946         594           352
Covenant not to compete          110         110            --        110         110            --
Trademarks                       922         350           572        922         319           603
Licensing fees                   355          18           337         --          --            --
Other                            437         417            20        501         476            25
                             -------      ------       -------    -------      ------       -------
   Other intangible assets     2,770       1,561         1,209      2,479       1,499           980
                             -------      ------       -------    -------      ------       -------
                             $14,937      $3,425       $11,512    $14,646      $3,363       $11,283
                             =======      ======       =======    =======      ======       =======

The Company conducted its initial test for impairment of goodwill and other intangible assets in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded as a result of the initial impairment test. The Company also tested goodwill for impairment in the fourth quarter of 2002 and recorded a charge to reduce goodwill in the amount of $556,000 related to SurfTech. This charge has been reclassified to discontinued operations for fiscal 2002. There were no impairment charges related to goodwill and intangible assets recorded during 2004 and 2003.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and licensing fees over approximately 10 years. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $113,000 for the next three years, $68,000 in the fourth year and $41,000 in the fifth year.

Amortization expense related to intangible assets for 2004, 2003, and 2002 was $126,000, $113,000 and $431,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately 12 years.

NOTE 9. DEBT

Debt consists of the following:

                           December 31,   December 31,
                               2004           2003
                           ------------   ------------
                                  (in thousands)
Revolving line of credit      $   --         $  327
Term Loan A                    1,600          1,992
Term Loan B                      415            583
                              ------         ------
                               2,015          2,902

Less current portion            (559)          (887)
                              ------         ------
Long term debt                $1,456         $2,015
                              ======         ======

On January 6, 2003, the Company entered into the Senior Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory and an original overadvance amount of $1,500,000. The overadvance amount was fully paid down on April 7, 2004. The two term loans of $2,350,000 and $840,000 are paid down over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility contains financial covenants relating to minimum levels of net worth, fixed charge coverages, EBITDA levels and maximum levels of capital expenditures, as defined. The Senior Credit Facility bears interest ranging from the prime rate plus .5% to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At December 31, 2004, the outstanding term loan balances were $1,600,000 and $415,000, or a total of $2,015,000. Availability under the Senior Credit Facility at December 31, 2004 was $12,273,000. The Company is in discussions with several commercial banks to refinance the Senior Credit Facility on or before its expiration date which is January 6, 2006.

The schedule of payments on long-term debt is as follows:

                       December 31, 2004
                       -----------------
                         (in thousands)
2005                         $  559
2006                          1,456
2007                             --
                             ------
                             $2,015
Less-current portion            559
                             ------
Total long-term debt         $1,456
                             ======

The weighted average interest rate on borrowings during 2004 and 2003 was 4.99% and 5.09%, respectively.

NOTE 10. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                                 December 31,   December 31,
                                                     2004          2003 *
                                                 ------------   ------------
                                                        (in thousands)
Taxes (other than income) and insurance             $  805         $1,062
Commissions                                            482            484
Accrued litigation and legal fees                    1,190          1,109
Other professional fees                                689            269
Environmental                                        1,275            957
Warranty                                               921            915
Other                                                  915          1,206
Reclassified to long-term liabilities                 (989)          (600)
                                                    ------         ------
                                                    $5,288         $5,402
                                                    ======         ======

*    Reclassified for comparative purposes.

Included in the environmental accrual are estimates for all known costs believed to be probable for sites, which the Company currently operates or had operated at one time and which are explained more fully under Environmental (Note 12).

A summary of the Company's warranty reserve for 2004 and 2003 are as follows:

                                                 December 31,   December 31,
                                                     2004          2003 *
                                                 ------------   ------------
                                                        (in thousands)
Liability, beginning of year                         $ 915          $ 897
Expense for new warranties issued                      330            398
Expense related to accrual revisions for prior
   year warranties                                      (4)            25
Warranty claims                                       (320)          (405)
                                                     -----          -----
Liability, end of year                               $ 921          $ 915
                                                     =====          =====

*    Reclassified for comparative purposes.

NOTE 11. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Teal, SL-MTI, Condor and the Corporate office provide contributions to their plans based of a percentage of employee contributions. RFL, SL-MTI, Condor and the Corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans during 2004, 2003 and 2002 amounted to approximately $976,000, $1,131,000 and $1,232,000, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $358,000, $411,000 and $334,000, for 2004, 2003 and 2002, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2004, the aggregate death benefit totaled $570,000, with the corresponding cash surrender value of all policies totaling $271,000.

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

As of December 31, 2004, certain agreements may restrict the Company from utilizing cash surrender value of certain life insurance policies totaling approximately $271,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with the policies amounted to $9,000, $0 and $18,000 for 2004, 2003 and 2002, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, equipment and vehicles from third parties that expire through 2007. The minimum rental commitments as of December 31, 2004 are as follows:

                          Operating   Capital
                          ---------   -------
                             (in thousands)
2005                        $1,249      $ 80
2006                           802        66
2007                           194        14
2008                            --        --
2009                            --        --
Thereafter                      --        --
                            ------      ----
Total Minimum Payments      $2,245      $160
                            ------      ----
Less: Interest                           (27)
                                        ----
Total Principal Payable                 $133
                                        ====

For 2004, 2003 and 2002, rental expense applicable to continuing operations aggregated approximately $1,393,000, $1,394,000, and $1,027,000, respectively.

LETTERS OF CREDIT: As of December 31, 2004 and 2003, the Company was contingently liable for $605,000 and $604,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

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

The Company is the subject of certain lawsuits and actions relating to environmental issues, including an administrative action in connection with a chrome plating facility in Pennsauken, New Jersey formerly operated by SurfTech (the "SurfTech Site") which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection (the "NJDEP"). The Company believes that it has significant defenses against all or any part of the claim and that any material impact is unlikely.

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

This case arises from the same factual circumstances as current administrative actions involving the Puchack Wellfield, to which the Company is a party. The administrative actions and the class action lawsuit both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at the SurfTech site.

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,275,000. Of this amount the Company expects to spend approximately $286,000 related to environmental matters in 2005. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Most of the Company's environmental costs relate to discontinued operations and all such appropriate costs have been recorded in discontinued operations.

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

The Company has reported soil and groundwater contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on current information, the Company believes it will incur remediation costs at this site of $268,000, which has been accrued.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. During 2004, the Company billed these three insurers a total of $654,000 for their contingent commitments through 2004. These billings are recorded in discontinued operations. As of December 31, 2004 and 2003, the remaining environmental accruals of $1,275,000 and $957,000, respectively, have been included in "Accrued Liabilities - Other" (Note 10).

EMPLOYMENT AGREEMENTS: Following election of five new directors in 2002, the Company made payments to certain executive officers under change-of-control agreements totaling approximately $1,480,000, which is reported as a component of special charges in the statement of operations in 2002.

The Company also entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event of a change in control, as defined, if the employee is terminated within 12 months of any such change of control. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. If a triggering event had taken place in 2004 and if these employees had been terminated during the year, the payments would have aggregated approximately $3,400,000 under the change of control agreements.

NOTE 13. STOCK OPTIONS AND CAPITAL STOCK

At the Company's 1993 Annual Meeting, the shareholders approved a Nonemployee Director Nonqualified Stock Option Plan (the "Director Plan"), which was effective June 1, 1993. The Director Plan provides for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enables the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant and no options can be granted under the Director Plan after its May 31, 2003 expiration date. Information for 2004, 2003 and 2002 with respect to the Director Plan is as follows:

                                                                                        Weighted
                                                                                    Average Exercise
                                                      Shares      Option Price            Price
                                                      ------   ------------------   ----------------
                                                          (in thousands, except for option price)
Outstanding and exercisable as of December 31, 2001    104     $3.5625 to $14.625        $ 9.98
Granted                                                  5       $7.15 to $8.20          $ 7.70
Cancelled                                              (42)     $6.80 to $14.625         $12.00
                                                       ---     ------------------        ------
Outstanding and exercisable as of December 31, 2002     67     $3.5625 to $14.625        $ 8.57
Granted                                                 91       $6.00 to $6.00          $ 6.00
Exercised                                              (18)      $6.00 to $6.00          $ 6.00
                                                       ---     ------------------        ------
Outstanding and exercisable as of December 31, 2003    140     $3.5625 to $14.625        $ 7.23
Exercised                                              (32)     $3.5625 to $6.00         $ 5.41
Cancelled                                               (2)      $7.27 to $7.31          $ 7.30
                                                       ---     ------------------        ------
Outstanding and exercisable as of December 31, 2004    106      $4.75 to $14.625         $ 7.31
                                                       ===     ==================        ======

As of December 31, 2004, there are no shares available for grant.

At the Company's 1991 Annual Meeting, the shareholders approved the adoption of a Long Term Incentive Plan (the "1991 Plan"), which provided for the granting of options to officers and key employees of the Company to purchase up to 500,000 shares of the Company's common stock. At the 1995 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 500,000 to 922,650. At the 1998 Annual Meeting, the shareholders approved an amendment to increase the number of shares subject to options under the 1991 Plan from 922,650 to 1,522,650. The 1991 Plan enables the Company to grant either nonqualified options, with an exercise price per share established by the Board's Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Plan expires no later than ten years from date of grant, and no future options can be granted under the 1991 Plan as a result of its expiration on September 25, 2001.

Information for 2004, 2003, and 2002 with respect to the 1991 Plan is as follows:

                                                                               Weighted
                                           Shares          Option Price     Average Price
                                           ------        ----------------   -------------
                                               (in tousands, except for option price)
Outstanding as of December 31, 2001        1,056         $3.25 to $13.50        $10.08
Exercised                                    (63)         $7.55 to $7.85        $ 4.92
Cancelled                                   (252)        $3.50 to $13.50        $10.39
                                           -----         ----------------       ------
Outstanding as of December 31, 2002          741         $3.25 to $13.50        $10.37
Exercised                                    (10)         $5.75 to $5.75        $ 5.75
Cancelled                                    (59)        $3.25 to $13.50        $ 8.24
                                           -----         ----------------       ------
Outstanding as of December 31, 2003          672         $3.50 to $13.50        $10.62
Exercised                                    (33)        $5.75 to $12.175       $ 7.04
Cancelled                                    (39)        $3.50 to $13.50        $ 9.66
                                           -----         ----------------       ------
Outstanding as of December 31, 2004          600         $5.75 to $13.50        $10.84
                                           =====         ================       ======

The number of shares exercisable as of December 31, 2004, was 565,000. There were no shares available for grant as of December 31, 2004.

Transactions from December 31, 2001 through December 31, 2004, under the above plans, were as follows:

                                                                                              Weighted
                                        Number of                                           Average Life
                                          Shares          Option Price        Weighted        Remaining
                                      (in thousands)        per Share       Average Price      (years)
                                      --------------   ------------------   -------------   ------------
Outstanding as of December 31, 2001        1,268        $3.25 to $14.625       $  9.56          7.98
Granted                                        5         $7.15 to $8.20        $  7.70
Exercised                                   (171)       $3.25 to $6.875        $  4.42
Cancelled                                   (294)       $3.50 to $14.625       $10.519
                                           -----       ------------------      -------          ----
Outstanding as of December 31, 2002          808        $3.25 to $14.625       $10.218          7.25
                                           -----       ------------------      -------          ----
Granted                                       91         $6.00 to $6.00        $  6.00
Exercised                                    (28)        $5.75 to $6.00        $  5.91
Cancelled                                    (59)       $3.25 to $13.50        $  8.24
                                           -----       ------------------      -------          ----
Outstanding as of December 31, 2003          812        $3.50 to $14.625       $10.037          6.44
                                           -----       ------------------      -------          ----
Exercised                                    (65)      $3.5625 to $12.175      $  6.24
Cancelled                                    (41)       $3.50 to $13.50        $  9.57
                                           -----       ------------------      -------          ----
Outstanding as of December 31, 2004          706        $4.75 to 14.625        $10.154          5.52
                                           -----       ------------------      -------          ----
Exercisable as of December 31, 2004          671        $4.75 to 14.625        $10.053
                                           =====       ==================      =======

The following tables segregate the outstanding options and exercisable options as of December 31, 2004, into five ranges:

Options Outstanding   Range of Option Prices     Weighted      Weighted Average Life Remaining
  (in thousands)             per Share         Average Price               (years)
-------------------   ----------------------   -------------   -------------------------------
        173               $4.75 to $6.00          $ 5.837                   7.13
        183               $6.80 to $11.75         $10.527                   3.76
         44              $12.00 to $12.156        $12.007                   5.52
        174             $12.175 to $12.175        $12.175                   6.38
        132              $12.25 to $14.625        $13.232                   4.29
        ---
        706
        ===             ==================        =======                   ====


Options Exercisable   Range of Option Prices      Weighted
  (in thousands)             per Share         Average Price
-------------------   ----------------------   -------------
        173               $4.75 to $6.00          $ 5.837
        183               $6.80 to $11.75         $10.527
         44              $12.00 to $12.156        $12.007
        139             $12.175 to $12.175        $12.175
        132              $12.25 to $14.625        $13.232
        ---
        671
        ===             ==================        =======

NOTE 14. CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

                    Years Ended December 31,
                    ------------------------
                      2004    2003     2002
                     ------   ----   ------
                         (in thousands)
Interest paid        $  286   $321   $2,640
Income taxes paid    $2,577   $407   $  379
                     ======   ====   ======

On November 24, 2003, the Company sold substantially all the assets of SurfTech. In conjunction with this sale, the Company received $600,000 in cash and deconsolidated the net book value of assets sold of $782,000.

On January 6, 2003, the Company sold its wholly owned German subsidiary EME. In conjunction with this sale, the Company received $7,000,000 in cash in 2003 and deconsolidated the net book value of assets of $9,686,000. On April 2, 2004 the Company received $1,000,000 as final cash payment from the sale of EME.

NOTE 15. INDUSTRY SEGMENTS

The Company currently operates under four business segments: Condor, Teal, SL-MTI, and RFL. In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2004, 2003 and 2002, the Company's reportable segments consisted of Condor, Teal (The Power Electronics Group), SL-MTI, and RFL.

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

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2004, 2003 and 2002. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such entity.

                              Years Ended December 31,
                           ------------------------------
                             2004       2003       2002
                           --------   --------   --------
                                   (in thousands)
NET SALES
Power Electronics Group:
   Condor                  $ 41,457   $ 39,450   $ 38,058
   Teal                      30,265     20,393     19,608
                           --------   --------   --------
      Total                  71,722     59,843     57,666
                           --------   --------   --------
SL-MTI                       24,497     22,053     23,007
RFL                          22,585     23,388     27,239
                           --------   --------   --------
Consolidated               $118,804   $105,284   $107,912
                           ========   ========   ========

                                                   Years Ended December 31,
                                                 ---------------------------
                                                   2004      2003      2002
                                                 -------   -------   -------
                                                        (in thousands)
INCOME FROM CONTINUING OPERATIONS
Power Electronics Group:
   Condor                                        $ 3,789   $ 3,377   $ 1,687
   Teal                                            4,635     2,671     1,873
                                                 -------   -------   -------
      Total                                        8,424     6,048     3,560
                                                 -------   -------   -------
SL-MTI                                             2,827     1,957     1,873
RFL                                                2,091     2,236     3,435
Other expenses and Corporate office               (5,033)   (3,288)   (3,692)
Restructuring charges (a)                             --        --      (230)
Impairment of assets (b)                              --      (275)       --
Special charges (c)                                   --        --    (1,834)
                                                 -------   -------   -------
Income from operations                           $ 8,309     6,678     3,112
Deferred financing costs                            (447)     (447)       --
Interest income                                      102       172        25
Interest expense (d)                                (347)     (380)   (2,256)
                                                 -------   -------   -------
Income from continuing operations before taxes   $ 7,617   $ 6,023   $   881
                                                 =======   =======   =======

(a)  $230 related to Condor.

(b)  $275 related to a building owned by the Company which was used by SurfTech.

(c)  $1,834 related to Corporate change-in-control and proxy costs.

(d)  A facility fee of $780 is included in 2002.

                                   December 31, 2004   December 31, 2003
                                   -----------------   -----------------
                                               (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                               $14,105             $11,439
   Teal                                  12,742               9,665
                                        -------             -------
      Total                              26,847              21,104
                                        -------             -------
SL-MTI                                   10,849               9,255
RFL                                      16,767              16,512
Other including Corporate Office          8,621              11,550
                                        -------             -------
Consolidated                            $63,084             $58,421
                                        =======             =======

                                   December 31, 2004   December 31, 2003
                                   -----------------   -----------------
                                               (in thousands)
INTANGIBLE ASSETS (NET)
Teal                                    $ 5,906             $ 6,009
SL-MTI                                       20                  25
RFL                                       5,586               5,249
                                        -------             -------
Consolidated                            $11,512             $11,283
                                        =======             =======

                                       Years Ended December 31,
                                   ------------------------------
                                     2004       2003       2002
                                   --------   --------   --------
                                            (in thousands)
CAPITAL EXPENDITURES
Power Electronics Group:
   Condor                          $    542   $    936   $    511
   Teal                                 189         23        143
                                   --------   --------   --------
      Total                             731        959        654
                                   --------   --------   --------
SL-MTI                                  476        201        206
RFL                                     410        435        606
Other including Corporate Office         25         21         --
                                   --------   --------   --------
Consolidated                       $  1,642   $  1,616   $  1,466
                                   ========   ========   ========

                                      Years Ended December 31,
                                   ------------------------------
                                     2004       2003       2002
                                   --------   --------   --------
                                           (in thousands)
DEPRECIATION AND AMORTIZATION
Power Electronics Group:
   Condor                          $    978   $    704   $  1,181
   Teal                                 291        268        474
                                   --------   --------   --------
      Total                           1,269        972      1,655
                                   --------   --------   --------
SL-MTI                                  289        304        375
RFL                                     532        516        562
Other including Corporate Office         43         59         42
                                   --------   --------   --------
Consolidated                       $  2,133   $  1,851   $  2,634
                                   ========   ========   ========

Financial information relating to the Company's segments by geographic area is as follows:

                                      Years Ended December 31,
                                   ------------------------------
                                     2004       2003       2002
                                   --------   --------   --------
                                           (in thousands)
NET SALES (1)
United States                      $103,141   $ 92,169   $ 94,112
Foreign                              15,663     13,115     13,800
                                   --------   --------   --------
Consolidated                       $118,804   $105,284   $107,912
                                   --------   --------   --------
LONG-LIVED ASSETS
United States                      $ 18,637   $ 19,110   $ 20,200
Foreign                               1,384      1,720      1,301
                                   --------   --------   --------
Consolidated                       $ 20,021   $ 20,830   $ 21,501
                                   ========   ========   ========

(1)  Net sales are attributed to countries based on location of customer.

NOTE 16. FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota and New Jersey, the Company manufactures substantial quantities of products in leased premises located in Mexicali and Matamoros, Mexico. The Company has outsourced the manufacture of some of its products with contract manufacturers located in Shanghai and Dongguan, China. These sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties. During 2002, the Company manufactured products in Ingolstadt, Germany and Paks, Hungary. The locations in Germany and Hungary were transferred as part of the sale of EME on January 6, 2003. In addition the Condor plant in Reynosa, Mexico, was closed in March 2002.

Condor manufactures substantially all of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. Teal has moved a limited amount of its manufacturing to Condor's facility in Mexico. SL-MTI manufactures approximately 60% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Condor, Teal and SL-MTI price their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos.

Generally, the Company's sales from continuing operations are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Foreign sales comprised 13%, 12% and 13% of sales for 2004, 2003 and 2002, respectively. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Additionally, the Company is exposed to foreign currency transaction and translation losses which might result from adverse fluctuations in the values of the Mexican peso. As of December 31, 2004 and 2003, the Company had net liabilities of $286,000 and $233,000, respectively, subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the Mexican peso were not significant in 2004. However, there can be no assurance that the value of the Mexican peso will continue to remain stable.

NOTE 17. RELATED PARTY TRANSACTIONS

As discussed in Note 2 the Company sold EME on January 6, 2003. The Company had engaged Imperial Capital, LLC to explore the sale of the Company or one or more of its subsidiaries. Imperial Capital, LLC contacted over four hundred potential buyers with respect to the sale of the Company and its subsidiaries, and in the process received several indications of interest to acquire EME. After negotiations, the Company's Board of Directors determined that in light of the current circumstances including but not limited to the maturity of the Company's Former Credit Facility on December 31, 2002 and its need for additional capital at that time, it was in the best interest of the Company to pursue the offer received for EME from the ultimate purchaser. A principal of the buyer of EME is a limited partner in Steel Partners II, L.P. ("Steel"), an investment partnership. The Company's Chairman of the Board and Chief Executive Officer is the sole executive officer and managing member of Steel.

During the period January 1, 2004 to June 9, 2004, the Company was billed $81,000 in legal fees for services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"), a law firm in which a former director of the Company is a senior partner. This director did not stand for reelection at the Company's Annual Meeting of Shareholders held on June 9, 2004 and therefore is no longer considered a related party. All fees incurred through June 9, 2004 for 2004 services have been paid by the Company as of December 31, 2004. The fees related to general corporate and securities matters.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of the Chairman of the Board and Chief Executive Officer, Warren Lichtenstein, the Company's President, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $475,000 were expensed by the Company for SPL's services in

2004 and 2003 pursuant to the Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $290,000 and $40,000 were payable at December 31, 2004 and December 31, 2003, respectively. An additional payment of $250,000 was also awarded to SPL by the Compensation Committee on account of SPL's services in 2004 in recognition of SPL's very significant contributions to the Company's success, including the improvement in operating performance and the reduction of indebtedness, as well as the improvement in returns on invested capital and the Company's stock price, among other things.

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for the years ended 2004, 2003 and 2002 were $1,156,000, $621,000 and $978,000, respectively. Accounts receivable due from RFL Communications at December 31, 2004 and 2003 were $116,000 and $53,000, respectively.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Three Months     Three Months      Three Months         Three Months
                                                Ended           Ended              Ended               Ended
                                           March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                                           --------------   -------------   ------------------   -----------------
                                                            (in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2004
Net sales                                      $26,641         $30,508            $30,910             $30,745
Gross margin                                   $ 9,596         $11,388            $11,280             $10,958
Income from continuing operations before
   income taxes                                $ 1,036         $ 2,135            $ 2,522             $ 1,924
Net income (a)                                 $ 3,142         $ 1,579            $ 2,551             $ 1,400
Diluted net income per common share            $  0.52         $  0.26            $  0.43             $  0.25

(a) Includes income (loss) from                $ 2,457         $    20            $    (3)            $  (103)
    discontinued operations net of tax

                                            Three Months     Three Months      Three Months         Three Months
                                                Ended           Ended              Ended               Ended
                                           March 31, 2003   June 30, 2003   September 30, 2003   December 31, 2003
                                           --------------   -------------   ------------------   -----------------
                                                            (in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2003
Net sales (e)                                  $25,710         $26,927            $26,243             $26,404
Gross margin (f)                               $ 8,996         $10,287            $ 9,639             $10,352
Income from continuing operations
   before income taxes (g)                     $   818         $ 1,706            $ 1,415             $ 2,084
Net income (h)                                 $   186         $   699            $   155             $   280
Diluted net income per common share            $  0.03         $  0.12            $  0.03             $  0.05

(e) Excludes net sales from
   discontinued operations                     $   508         $   517            $   489             $   326
(f) Excludes gross margin from
   discontinued operations                     $   103         $   139            $   (21)            $    82
(g) Excludes loss before income
   taxes from discontinued operations          $  (445)        $  (648)           $(1,030)            $(1,461)
(h) Includes loss from discontinued
   operations net of tax                       $  (285)        $  (428)           $  (706)            $(1,003)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                              ---------------------------
                                Balance at    Charged to       Charged
                               Beginning of    Costs and      to Other                     Balance at
Description                       Period       Expenses       Accounts      Deductions   End of Period
-----------                    ------------   ----------   --------------   ----------   -------------
                                                           (In thousands)
YEAR ENDED DECEMBER 31, 2004
Allowance for:
   Doubtful accounts               $365          $136          $  3           $ 32            $472

YEAR ENDED DECEMBER 31, 2003
Allowance for:
   Doubtful accounts               $270          $ 76          $102(a)        $ 83            $365

YEAR ENDED DECEMBER 31, 2002
Allowance for:
   Doubtful accounts               $538          $109          $ --           $377(b)         $270

(a)  Due to reclassifications.

(b)  Accounts receivable written off, net of recoveries.