Form 10-Q
period 2005-03-31
SL INDUSTRIES INC
filed 2005-05-10
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

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

     The number of shares of common stock outstanding as of May 3, 2005 were 5,513,912.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Consolidated Balance Sheets
                  March 31, 2005 (Unaudited) and December 31, 2004............      1
               Consolidated Statements of Operations and Comprehensive Income
                  Three Months Ended March 31, 2005 and 2004 (Unaudited)......      2
               Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2005 and 2004 (Unaudited)......      3

               Notes to Consolidated Financial Statements (Unaudited).........      4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................     16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........     27

Item 4.     Controls and Procedures...........................................     27

PART II.    OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities
               and Use of Proceeds............................................     27

Item 6.     Exhibits..........................................................     28

SIGNATURES....................................................................     29

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,      December 31,
                                                                               2005             2004
                                                                            ------------     ------------
                                                                            (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents .......................................    $  1,926,000     $  2,659,000
       Marketable securities ...........................................         433,000                -
       Receivables, net ................................................      17,611,000       15,734,000
       Inventories, net ................................................      15,248,000       15,839,000
       Prepaid expenses ................................................       1,059,000          714,000
       Deferred income taxes, net.......................................       3,139,000        3,044,000
                                                                            ------------     ------------
                 Total current assets...................................      39,416,000       37,990,000
                                                                            ------------     ------------

Property, plant and equipment, net .....................................       8,379,000        8,509,000
Deferred income taxes, net .............................................       3,001,000        3,280,000
Goodwill, net ..........................................................      10,303,000       10,303,000
Other intangible assets, net ...........................................       1,181,000        1,209,000
Other assets and deferred charges ......................................       1,635,000        1,793,000
                                                                            ------------     ------------
                 Total assets...........................................    $ 63,915,000     $ 63,084,000
                                                                            ============     ============

LIABILITIES

Current liabilities:
       Debt, current portion ...........................................    $  1,828,000     $    559,000
       Accounts payable.................................................       5,158,000        5,626,000
       Accrued income taxes ............................................       1,208,000          962,000
       Accrued liabilities
           Payroll and related costs....................................       5,484,000        6,059,000
           Other........................................................       4,923,000        5,288,000
                                                                            ------------     ------------
                 Total current liabilities .............................      18,601,000       18,494,000
                                                                            ------------     ------------
Debt, less current portion .............................................               -        1,456,000
Deferred compensation and supplemental retirement benefits .............       3,819,000        3,858,000
Other liabilities.......................................................       1,556,000        1,589,000
                                                                            ------------     ------------
                 Total liabilities .....................................      23,976,000       25,397,000
                                                                            ------------     ------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
  none issued...........................................................    $          -     $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
  issued, 8,298,000 shares .............................................       1,660,000        1,660,000
Capital in excess of par value .........................................      39,306,000       39,210,000
Accumulated other comprehensive income .................................          13,000                -
Retained earnings ......................................................      19,589,000       17,690,000
Treasury stock at cost, 2,810,000 and 2,844,000 shares, respectively ...     (20,629,000)     (20,873,000)
                                                                            ------------     ------------
                 Total shareholders' equity ............................      39,939,000       37,687,000
                                                                            ------------     ------------
                 Total liabilities and shareholders' equity ............    $ 63,915,000     $ 63,084,000
                                                                            ============     ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                      2005             2004
                                                                  ------------     ------------
Net sales ....................................................    $ 32,456,000     $ 26,641,000
Cost and expenses:
    Cost of products sold ....................................      20,595,000       17,045,000
    Engineering and product development ......................       2,323,000        2,208,000
    Selling, general and administrative ......................       6,327,000        5,720,000
    Depreciation and amortization ............................         474,000          474,000
                                                                  ------------     ------------
Total costs and expenses .....................................      29,719,000       25,447,000
                                                                  ------------     ------------
Income from operations .......................................       2,737,000        1,194,000
Other income (expense):
    Amortization of deferred financing costs .................        (112,000)        (112,000)
    Interest income ..........................................          29,000           43,000
    Interest expense .........................................         (88,000)         (89,000)
                                                                  ------------     ------------
Income from continuing operations before income taxes ........       2,566,000        1,036,000
Income tax provision .........................................         597,000          351,000
                                                                  ------------     ------------
Income from continuing operations ............................       1,969,000          685,000
Income (loss) from discontinued operations (net of tax) ......         (70,000)       2,457,000
                                                                  ------------     ------------
Net income ...................................................    $  1,899,000     $  3,142,000
                                                                  ============     ============

BASIC NET INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations ........................    $       0.36     $       0.12
    Income (loss) from discontinued operations
       (net of tax)...........................................    $      (0.01)            0.41
                                                                  ------------     ------------
    Net income ...............................................    $       0.35     $       0.53
                                                                  ============     ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations .....................       $       0.35     $       0.11
    Income (loss) from discontinued operations
       (net of tax)........................................       $      (0.01)            0.41
                                                                  ------------     ------------
    Net income ............................................       $       0.34     $       0.52
                                                                  ============     ============

Shares used in computing basic net income (loss)
    per common share .........................................       5,473,000        5,939,000
Shares used in computing diluted net income (loss)
    per common share .........................................       5,624,000        6,032,000

                              SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                      2005             2004
                                                                  ------------     ------------
Net Income .............................                          $  1,899,000     $  3,142,000
Other comprehensive income, net of tax:
       Unrealized gain on securities....                                13,000                -
                                                                  ------------     ------------
Comprehensive income ...................                          $  1,912,000     $  3,142,000
                                                                  ============     ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (Unaudited)

                                                                                                   2005            2004*
                                                                                                -----------     -----------
OPERATING ACTIVITIES:
  Income from continuing operations ........................................................    $ 1,969,000     $   685,000
  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
     Depreciation...........................................................................        379,000         406,000
     Amortization...........................................................................         95,000          68,000
     Amortization of deferred financing costs ..............................................        112,000         112,000
     Non-cash compensation (benefit) expense ...............................................         (8,000)        394,000
     Provisions for losses on accounts receivable ..........................................         24,000          (5,000)
     Deferred compensation and supplemental retirement benefits ............................         99,000         114,000
     Deferred compensation and supplemental retirement benefit payments ....................       (135,000)       (137,000)
     (Increase) decrease in deferred income taxes ..........................................         (9,000)         35,000
     Changes in operating assets and liabilities, excluding effects of business disposition:
        Accounts receivable ................................................................     (1,989,000)     (2,139,000)
        Inventories.........................................................................        591,000      (1,488,000)
        Prepaid expenses ...................................................................       (357,000)       (326,000)
        Other assets .......................................................................        (20,000)        (46,000)
        Accounts payable ...................................................................       (468,000)      2,549,000
        Accrued liabilities ................................................................       (824,000)     (1,679,000)
        Accrued income taxes ...............................................................        272,000        (162,000)
                                                                                                -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES.......................................................       (269,000)     (1,619,000)
                                                                                                -----------     -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................................................       (263,000)       (351,000)
  Purchases of securities available for sale ...............................................       (413,000)              -
                                                                                                -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES ......................................................       (676,000)       (351,000)
                                                                                                -----------     -----------

FINANCING ACTIVITIES:
  Payments of term loans ...................................................................       (187,000)       (141,000)
  Payments to Revolving Credit Facility, net................................................              -        (187,000)
  Proceeds from stock options exercised.....................................................        275,000          75,000
  Treasury stock sales (purchases) .........................................................         65,000        (150,000)
                                                                                                -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................................        153,000        (403,000)
                                                                                                -----------     -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS ...............................................         59,000       3,870,000
                                                                                                -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................       (733,000)      1,497,000
                                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................      2,659,000       3,501,000
                                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................    $ 1,926,000     $ 4,998,000
                                                                                                ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..............................................................................    $   154,000     $    92,000
     Income taxes ..........................................................................    $   135,000     $   234,000

* Reclassified for comparative purposes.


See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. MARKETABLE SECURITIES

The Company has classified its investments in marketable securities as "available-for-sale" in accordance with the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The investments, which have a cost basis of $413,000, are carried at fair value determined by currently available market prices. The unrealized gain, net of tax, in the amount of $13,000, is reported in accumulated other comprehensive income as a component of shareholders' equity until realized.

3. RECEIVABLES

Receivables at March 31, 2005 and December 31, 2004 consisted of the following:

                                         March 31,   December 31,
                                           2005        2004
                                         --------     --------
                                             (in thousands)
Trade receivables ...................    $ 17,860     $ 15,771
Less allowances for doubtful
 accounts............................        (503)        (472)
                                         --------     --------
                                           17,357       15,299
Recoverable income taxes ............          45           82
Other ...............................         209          353
                                         --------     --------
                                         $ 17,611     $ 15,734
                                         ========     ========

4. INVENTORIES

Inventories at March 31, 2005 and December 31, 2004 consisted of the following:

                                                                  March 31,  December 31,
                                                                    2005        2004
                                                                   -------     -------
                                                                     (in thousands)
                                                                   -------------------
Raw materials                                                      $  9,914  $  9,669
Work in process                                                       5,572     5,000
Finished goods                                                        2,533     3,633
                                                                   --------  --------
                                                                     18,019    18,302
Less allowances                                                      (2,771)   (2,463)
                                                                   --------  --------
                                                                   $ 15,248  $ 15,839
                                                                   ========  ========

5. INCOME PER SHARE

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

The table below sets forth the computation of basic and diluted net income per share:

                                       Three Months Ended March 31,
                                      2005                         2004
                          -------------------------    -----------------------------
                                 (in thousands, except per share amounts)
                            Net              Per Share   Net              Per Share
                          Income     Shares   Amount    Income     Shares   Amount
                          ------     ------   ------    ------     ------   ------
Basic net income per
common share              $1,899     5,473    $0.35     $3,142     5,939    $0.53
Effect of dilutive
securities                     -       151   ($0.01)         -        93   ($0.01)
                          ------     -----    -----    -------     -----    -----
Diluted net income per
common share              $1,899     5,624    $0.34     $3,142     6,032    $0.52
                          ======     =====    =====     ======     =====    =====

For the three-month periods ended March 31, 2005 and March 31, 2004, common stock options of 79,503 and 454,779, respectively, were excluded from the diluted computations because the option exercise prices were greater than the average market price of the Company's common stock during these periods.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123").

SFAS No. 148 provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The following disclosures are provided in accordance with SFAS No. 148.

Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately ($8,000) and $244,000 in the three-month periods ended March 31, 2005 and March 31, 2004, respectively, in compensation (benefit) expense related to certain stock based compensation arrangements.

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

                                                             Three Months Ended
                                                                 March 31,
                                                           2005           2004
                                                          -------       ---------
                                                            (in thousands, except
                                                             per share amounts)
Net income, as reported                                   $ 1,899       $   3,142
Add: Stock-based employee compensation
    (benefit) expense included in reported net
    income, net of related tax effects                         (5)            190
                                                          -------       ---------
                                                            1,894           3,332
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for awards granted,
    modified, or settled, net of related tax effects          (22)           (257)
                                                          -------       ---------
Pro forma net income                                      $ 1,872       $   3,075
                                                          =======       =========
Earnings per common share:
Basic - as reported                                       $  0.35       $    0.53
Basic - pro forma                                         $  0.34       $    0.52

Diluted - as reported                                     $  0.34       $    0.52
Diluted - pro forma                                       $  0.33       $    0.51

In December 2004, the FASB revised SFAS No. 123 by issuing SFAS 123(R), "Share-Based Payment" (Note 7).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 Three Months         Three Months
                                                                     Ended                Ended
                                                                   March 31             March 31,
                                                                     2005                 2004
                                                                 ------------          -----------
Expected dividend yield                                                   0.0%                 0.0%
Expected stock price volatility                                         45.40%               63.56%
Risk-free interest rate                                                  4.13%                2.81%
Expected life of stock option                                         5 years              5 years
                                                                 ------------          -----------

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

6. INCOME TAX

The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     2005                  2004
                                                                     ----                  ----
Statutory rate                                                        34%                  34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings                                  (1%)                 (3%)
Tax rate differential on domestic
   manufacturing deduction                                            (1%)                 --
International rate differences                                         1%                  (1%)
State income taxes, net of federal income tax benefit                  4%                   5%
Research and development tax credits                                 (10%)                 (1%)
Other                                                                 (4%)                  0%
                                                                     ---                   --
                                                                      23%                  34%
                                                                     ===                   ==

During the quarter ended March 31, 2005, the Company recorded additional benefits from research and development tax credits of $267,000 primarily related to the prior year. As of March 31, 2005, the Company's gross research and development tax credits totaled approximately $2,863,000. Of these credits, approximately $2,317,000 can be carried forward for fifteen years and expire between 2013 and 2020, while $546,000 will carry over indefinitely.

7. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 153 on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, which for the Company would be for the period ended March 31, 2006. The Company is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations. The Company may experience a negative impact on its financial position and results of operations by the first quarter of 2006. This negative impact could be the consequence of not recognizing an expense at the time the Company originally issued employee stock options.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                March 31, 2005                        December 31, 2004
                                  --------------------------------------    --------------------------------------
                                                 Accumulated                             Accumulated
                                  Gross Value   Amortization   Net Value    Gross Value  Amortization    Net Value
                                  -----------   ------------   ---------    -----------  ------------    ---------
                                                                   (in thousands)
Goodwill                           $12,167        $ 1,864       $10,303       $12,167       $ 1,864       $10,303
                                   -------        -------       -------       -------       -------       -------
Other Intangible Assets:
Patents                                946            684           262           946           666           280
Covenant Not to Compete                110            110             -           110           110             -
Trademarks                             922            350           572           922           350           572
Licensing Fees                         355             27           328           355            18           337
Other                                  437            418            19           437           417            20
                                   -------        -------       -------       -------       -------       -------
Total Other Intangible Assets        2,770          1,589         1,181         2,770         1,561         1,209
                                   -------        -------       -------       -------       -------       -------
                                   $14,937        $ 3,453       $11,484       $14,937       $ 3,425       $11,512
                                   =======        =======       =======       =======       =======       =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years and licensing fees over approximately 10 years. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2005 and March 31, 2004 was $28,000. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $113,000 for the next three years, $68,000 in the fourth year and $41,000 in the fifth year. Intangible assets subject to amortization have a weighted average life of approximately 12 years.

9. DEBT

Debt consists of the following:

                                                                                          March 31,     December 31,
                                                                                            2005           2004
                                                                                           -------        -------
                                                                                               (in thousands)
                                                                                           ----------------------
Term loan A                                                                                 $ 1,469       $ 1,600
Term loan B                                                                                     359           415
                                                                                            -------       -------
                                                                                              1,828         2,015
Less current portion                                                                         (1,828)         (559)
                                                                                            -------       -------
Total long-term debt                                                                        $     -       $ 1,456
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

The Company's Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Senior Credit Facility also provides for certain reserves for outstanding letters of credit and other contingencies, which have reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. At March 31, 2005, the outstanding term loan balances were $1,469,000 and $359,000, or a total of $1,828,000. The entire amount of the loan balances have been classified as current debt for 2005 since the Senior Credit Facility expires on January 6, 2006. The outstanding term loan balances bore interest at an annual rate of 6.25%. Availability under the Senior Credit Facility at March 31, 2005 was $13,176,000. The Company is in discussions with a commercial bank to refinance the Senior Credit Facility before its expiration date.

10. ACCRUED LIABILITIES - OTHER

Accrued Liabilities - Other consist of the following:

                                             March 31,     December 31,
                                               2005           2004
                                             --------      -----------
                                                  (in thousands)
                                             -------------------------
Taxes (other than income) and insurance       $   720        $   805
Commissions                                       437            482
Accrued litigation and legal fees               1,213          1,190
Other professional fees                           340            689
Environmental                                   1,197          1,275
Warranty                                          958            921
Other                                           1,047            915
Reclassified to long-term liabilities            (989)          (989)
                                              -------        -------
                                              $ 4,923        $ 5,288
                                              =======        =======

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended March 31, 2005, is as follows:

                                                       March 31,
                                                         2005
                                                     --------------
                                                     (in thousands)
                                                     --------------
Liability, beginning of year                              $ 921
Expense for new warranties issued                           302
Expense related to accrual revisions for prior year          14
Warranty claims                                            (279)
                                                          -----
Liability, end of period                                  $ 958
                                                          =====

11. COMMITMENTS AND CONTINGENCIES

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

The Company's subsidiary, SL Montevideo Technology, Inc. ("SL-MTI"), defended a cause of action, brought against it in the fall of 2000, in the United States District Court for the Western District of Michigan. The lawsuit was filed by a customer, Eaton Aerospace, Inc. ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000, which when combined with pre-trial interest brings the total claim to approximately $800,000. After an appeal by Eaton, the Unites States Court of Appeals for the Sixth Circuit recently upheld the judgment of the trial court.

On February 3, 2004, the Company and American Power Conversion Corporation ("APC") executed a settlement agreement in connection with a lawsuit brought by the Company against APC. Among other things the settlement agreement provided for the payment to the Company of $4,000,000, which was paid on March 5, 2004. A third party had threatened certain claims against the Company relating to this matter for a portion of the payment. In March 2005, the Company agreed to a mutual settlement with the third party of this matter, which had been fully accrued at December 31, 2004 and did not have a material impact on the Company's financial position and results of operations.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,197,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Substantially all of the Company's environmental costs relate to discontinued operations and all such costs have been recorded in discontinued operations.

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

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In January 2003, the Company submitted to the NJDEP a plan to remediate the site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully reserved.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The Company currently has an accrual of $197,000 for all known costs believed to be probable related to this site.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site of 15% of costs up to $300,000,

15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. Through March 31, 2005, the Company received from these three insurers a total of $654,000 as payment of their contingent commitments through 2004, which are recorded in discontinued operations.

As of March 31, 2005 and December 31, 2004, the Company has accrued $1,197,000 and $1,275,000, respectively, for known costs believed to be probable related to environmental matters, and have been included in "Accrued Liabilities - Other" (Note 10).

12. SEGMENT INFORMATION

The Company currently operates under four business segments: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Since the second quarter of 2003, management has combined Condor and Teal into one business unit classified as the Power Electronics Group.

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

The unaudited comparative results for the three-month periods ended March 31, 2005 and March 31, 2004 are as follows:

                                  Three Months Ended
                                     March 31,
                                2005          2004
                               -------       ------
                                  (in thousands)
                               ---------------------
NET SALES
Power Electronics Group:
    Condor                     $11,318       $ 7,863
    Teal                         7,552         7,393
                               -------       -------
       Total                    18,870        15,256
                               -------       -------
SL-MTI                           6,770         5,896
RFL                              6,816         5,489
                               -------       -------
Consolidated                   $32,456       $26,641
                               =======       =======

                                  Three Months Ended
                                      March 31,
                                2005           2004
                               -------       --------
                                   (in thousands)
                               ----------------------
INCOME FROM OPERATIONS
Power Electronics Group:
    Condor                     $ 1,132        ($  124)
    Teal                         1,071          1,334
                               -------        -------
       Total                     2,203          1,210
                               -------        --------
SL-MTI                             979            640
RFL                                823            424
Other                           (1,268)        (1,080)
                               -------        -------
Consolidated                   $ 2,737        $ 1,194
                               =======        =======


                               March 31,    December 31,
                                 2005          2004
                               --------     -----------
                                    (in thousands)
                               ------------------------
TOTAL ASSETS
Power Electronics Group:
    Condor                     $14,398       $14,105
    Teal                        13,469        12,742
                               -------       -------
       Total                    27,867        26,847
                               -------       -------
SL-MTI                          11,237        10,849
RFL                             16,486        16,767
Other                            8,325         8,621
                               -------       -------
Consolidated                   $63,915       $63,084
                               =======       =======

                             March 31,   December 31,
                              2005          2004
                             --------    -----------
                                  (in thousands)
                             -----------------------
INTANGIBLE ASSETS, NET
Teal                         $ 5,888       $ 5,906
SL-MTI                            19            20
RFL                            5,577         5,586
                             -------       -------
Consolidated                 $11,484       $11,512
                             =======       =======

13. DISCONTINUED OPERATIONS

SL WABER

In August, 2001, SL Waber, Inc. ("SL Waber") sold substantially all of its assets including the stock of Waber de Mexico S.A. de C.V. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, SL Waber changed its name to SLW Holdings, Inc. ("SLW Holdings"). There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter and the net income or losses of SLW Holdings are included in the consolidated statements of operations under discontinued operations for all periods presented. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. In February 2004, the Company and APC executed a settlement agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The settlement agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the settlement fee was paid to the Company. The settlement fee, net of tax, in the amount of $2,516,000 is recorded as part of discontinued operations in the Company's consolidated statements of operations and cash flows for the three months ended March 31, 2004. A third party had threatened certain claims against the Company relating to this matter for a portion of the payment. On March 22, 2005, the Company paid a settlement fee to that third party related to this matter (see Note 11), which had been fully reserved. The cash effect of the payment is recorded in the cash flow statement as part of discontinued operations.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). Part of the proceeds of sale included a $1,000,000 unsecured note and which was paid in full in April 2004. All cash proceeds relating to the purchase price for the sale of EME have been received by the Company.

SL SURFACE TECHNOLOGIES, INC.

In November 2003, the Company sold the operating assets, including current assets and equipment, of SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. The Company paid all of the severance and all closing costs related to the sale in the fourth quarter of 2003 but continues to make payments related to its withdrawal liability from the pension plan in which SurfTech was a participant. There has not been any operational activity related to SurfTech since the sale in November 2003.

14. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Teal, SL-MTI, Condor and the Corporate office provide contributions to their plans based on a percentage of employee contributions. RFL, SL-MTI, Condor and the Corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $321,000 and $272,000 during the three-month period ended March 31, 2005 and March 31, 2004, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $73,000 and $82,000 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively.

15. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. During the three-month period ended March 31, 2005, the Company has expensed $119,000 for SPL services, none of which remained payable at March 31, 2005. The Company expensed $119,000 for services performed for the three-month period ended March 31, 2004.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2005 and March 31, 2004 were $285,000 and $595,000, respectively. Accounts receivable due from RFL Communications at March 31, 2005 were $244,000.

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

The Company's business strategy has been to enhance the growth and profitability of each of its businesses by way of accelerated growth through the penetration of attractive new market niches, further improvement of operations and expansion of global capabilities. The Company expects to achieve these goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize the value of its businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

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

The Company's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company's Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical, as that term is defined by the Securities and Exchange Commission.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of March 31, 2005 and December 31, 2004, the Company had recorded total valuation allowances of $3,362,000 and $3,267,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of March 31, 2005 and December 31, 2004 were $6,140,000 and $6,324,000, net of valuation allowances of $3,362,000 and $3,267,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

The Company's effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The Company's results do not reflect the impact of the American Jobs Creation Act of 2004 (the "Jobs Act"). The Company has completed the process of re-evaluating its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act and has determined that it will have no impact on the Company.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 11 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

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

LIQUIDITY AND CAPITAL RESOURCES

                                March 31,   December 31,
                                 2005          2004       $ Variance      % Variance
                                -------       ------      ----------      ----------
                                                (in thousands)
                                ----------------------------------------------------
Cash and cash equivalents       $ 1,926       $ 2,659      ($  733)           (28%)
Bank debt                       $ 1,828       $ 2,015      ($  187)            (9%)
Working capital                 $20,815       $19,496       $1,319              7%
Shareholders' equity            $39,939       $37,687       $2,252              6%
                                =======       =======       ======             ==

At March 31, 2005, the Company maintained a cash balance of $1,926,000, with outstanding bank debt of $1,828,000. Availability under the Senior Credit Facility was $13,176,000. During the three-month period ended March 31, 2005, the net cash used in operating activities was $269,000, as compared to net cash used in operating activities of $1,619,000 during the three-month period ended March 31, 2004. The primary uses of cash from operating activities for the three-month period ended March 31, 2005 were an increase in accounts receivable in the amount of $1,989,000, primarily related to Condor and Teal due to the timing of sales in the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004. Also, accrued liabilities decreased by $824,000 primarily due to payments made in March 2005 related to the Company's executive bonus program. These uses of cash were partially offset by a significant increase in net income from continuing operations and a decrease in inventories of $591,000 from year-end levels. In the three-month period ended March 31, 2004, net cash used in operating activities was $1,619,000. The primary uses of cash from operating activities for the first quarter of 2004 were an increase in accounts receivable in the amount of $2,139,000, an increase in inventory of $1,488,000 and a decrease in other accrued liabilities of $1,435,000. These uses were partially offset by increases in accounts payable of $2,549,000 and income from continuing operations.

During the three-month period ended March 31, 2005, net cash used in investing activities was $676,000. The uses of cash in investing activities was related to purchases of securities available for sale in the amount of $413,000 and the purchase of machinery and equipment in the amount of $263,000. During the three-month period ended March 31, 2004, net cash used in investing activities was $351,000, which was related to the purchases of machinery and equipment.

During the three-month period ended March 31, 2005, net cash provided by financing activities was $153,000, principally due to the proceeds from the exercise of stock options of $275,000. These sources of cash were partially offset by payments made against the Senior Credit Facility in the amount of $187,000. During the three-month period ended March 31, 2004, net cash used in financing activities was $403,000, primarily due to the payment of the fixed portion of debt under the Senior Credit Facility.

On January 6, 2003, the Company entered into a three-year Senior Secured Credit Facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provides for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 is based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was repaid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 are amortized over a three-year term. The Senior Credit Facility restricts investments, acquisitions, capital expenditures and dividends. It contains financial covenants relating to minimum levels of net worth, fixed charge coverage and EBITDA levels, as defined. The Senior Credit Facility bears interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility is secured by all of the Company's assets. The Company is in discussions with a commercial bank to refinance the Senior Credit Facility before its expiration date.

The Company's current ratio was 2.12 to 1 at March 31, 2005 and 2.05 to 1 at December 31, 2004. The current ratio remained relatively constant. However, accounts receivable increased by $1,989,000 and current debt increased by $1,269,000 due to the Senior Credit Facility being classified as current debt for the period ended March 31, 2005. The Senior Credit Facility expires on January 6, 2006.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 4% at March 31, 2005 and 5% at December 31, 2004. During the first three months of 2005, total debt decreased by $187,000.

Capital expenditures of $263,000 were made during the first three months of 2005. These expenditures primarily related to computer equipment and factory machinery and equipment.

Capital expenditures for the period represent an $88,000 decrease from the comparable period in 2004.

During the first three months of 2005, the Company was able to generate adequate amounts of cash to meet its operating needs, reduce total borrowings by $187,000, purchase machinery and equipment in the amount of $263,000 and purchase securities available for sale in the amount of $413,000. All of the operating segments had income from operations for the quarter-ended March 31, 2005.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of March 31, 2005:

                         Less Than         1 to 3           4 to 5            After
                          1 Year           Years            Years            5 Years          Total
                        ----------      -----------       ----------       ----------       ----------
                                                    (in thousands)
                        ------------------------------------------------------------------------------
Operating Leases        $  801,000       $  964,000       $        -       $        -       $1,765,000
Debt                     1,828,000                -                -                -        1,828,000
Capital Leases              69,000           47,000                -                -          116,000
Other Obligations           49,000          167,000          130,000          217,000          563,000
                        ----------       ----------       ----------       ----------       ----------
                        $2,747,000       $1,178,000       $  130,000       $  217,000       $4,272,000
                        ==========       ==========       ==========       ==========       ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

The table below shows the comparison of net sales for the quarter ended March 31, 2005 and the quarter ended March 31, 2004:

                           Three Months  Three Months $ Variance       % Variance
                               Ended        Ended        Over             Over
                              March 31,    March 31,  Same Quarter     Same Quarter
                               2005         2004       Last Year        Last Year
                              -------      -------     --------         ---------
                                             (in thousands)
                              -------------------------------------------------
Power Electronics Group:
    Condor                    $11,318      $ 7,863      $ 3,455           44%
    Teal                        7,552        7,393          159            2%
                              -------      -------      -------           --
       Total                   18,870       15,256        3,614           24%
                              -------      -------      -------           --
SL-MTI                          6,770        5,896          874           15%
RFL                             6,816        5,489        1,327           24%
                              -------      -------      -------           --
Total                         $32,456      $26,641      $ 5,815           22%
                              =======      =======      =======           ==

The table below shows the comparison of income from operations for the quarter ended March 31, 2005 and the quarter ended March 31, 2004:

                            Three Months  Three Months   $ Variance      % Variance
                               Ended         Ended          Over           Over
                             March 31,     March 31,    Same Quarter    Same Quarter
                               2005          2004        Last Year       Last Year
                              -------       -------      ---------       ---------
                                              (in thousands)
                              ----------------------------------------------------
Power Electronics Group:
    Condor                    $ 1,132      ($   124)      $ 1,256         1,013%
    Teal                        1,071         1,334          (263)          (20%)
                              -------       -------       -------         -----
       Total                    2,203         1,210           993            82%
                              -------       -------       -------         -----
SL-MTI                            979           640           339            53%
RFL                               823           424           399            94%
Other                          (1,268)       (1,080)         (188)          (17%)
                              -------       -------       -------         -----
Total                         $ 2,737       $ 1,194       $ 1,543           129%
                              =======       =======       =======         =====

Consolidated net sales for the three-month period ended March 31, 2005 increased by $5,815,000, or 22%, compared to the same period in 2004. Condor recorded increased sales over 2004 of $3,455,000, or 44%. Teal experienced a sales increase from 2004 of $159,000, or 2%. SL-MTI had a sales increase of $874,000, or 15%, while RFL recorded a sales increase of $1,327,000, or 24%.

The Company had income from operations of $2,737,000 for the three-month period ended March 31, 2005 as compared to income from operations of $1,194,000 for the corresponding period last year, an increase of $1,543,000, or 129%.

Income from continuing operations was $1,969,000, or $0.35 per diluted share, compared to $685,000, or $0.11 per diluted share, in 2004. Net income from continuing operations increased $1,284,000, or 187%. Income from continuing operations benefited by approximately $257,000, or $0.05 per diluted share, due to research and development tax credits recorded during the period. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales increase of $3,614,000, or 24%, and an increase in income from operations of $993,000, or 82%. Condor experienced an increase in sales of $3,455,000, or 44%, and an increase in income from operations of $1,256,000, or 1,013%. Teal also experienced a sales increase of $159,000, or 2%, and a decrease in income from operations of $263,000, or 20%. Condor experienced increased sales in all of its product lines, in particular the medical product line which increased approximately $2,575,000, or 62%, from 2004. Condor's international sales increased approximately 96% aided by sales to two international customers due to new product designs. Condor's increase in income from operations is primarily due to its increase in sales volume, improved manufacturing efficiencies at its manufacturing facility located in Mexicali, Mexico and an increased supply of products manufactured offshore. Teal's sales increase was attributable to increases in its medical imaging product line. Teal's decrease in income from operations is primarily due to reduced margins caused primarily by higher raw material costs.

SL-MTI's sales increased $874,000, or 15%, while income from operations increased $339,000, or 53%. The increase in sales were primarily driven by increases in sales to the defense industry. The increase in income from operations is due to a combination of an increase in sales and improved efficiency experienced at its manufacturing facility in Cedro, Mexico. These manufacturing efficiencies contributed to improved gross margins in 2005 compared to 2004.

RFL's sales increased $1,327,000, or 24%, during the first quarter of 2005, compared to the first quarter of 2004 and income from operations increased by $399,000, or 94%, for the comparable periods. The increase in sales is primarily attributable to increased sales of its carrier communication product line sold to international customers. The increase in income from operations is due primarily to the increase in sales compared to 2004 as the percentage of cost of products sold remained comparable to 2004.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in each of the three-month periods ended March 31, 2005 and March 31, 2004 was approximately 64%. Although the cost of products sold as a percentage of net sales remained relatively constant for the comparative quarters, the mix within the Company's business segments changed. The cost of products sold percentage for the Power Electronics Group remained constant. Within the Power Electronics Group, Condor's cost of products sold percentage decreased significantly due primarily to increased sales, manufacturing efficiencies and an increased supply of products manufactured offshore which reduced product cost. Teal's cost of products sold percentage increased primarily due to increases in the costs of raw materials. SL-MTI decreased its cost of products sold percentage in the first quarter of 2005 as compared to the same period last year, due to an increase in sales volume and improved operating efficiencies at its manufacturing facility in Cedro, Mexico. RFL's cost of products sold as a percentage of sales remained relatively constant in 2005, compared to 2004.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the three month periods ended March 31, 2005 and March 31, 2004 were approximately 7% and 8% of net sales, respectively. Engineering and product development expenses increased $115,000, or 5%, in the first quarter of 2005, as compared to the same period in 2004. All of the Company's business segments increased their engineering and product development expenditures in 2005, compared to 2004 except RFL which had incurred significant engineering and product development expenses in 2004. SL-MTI had the most significant increase in engineering and product development cost. SL-MTI is working on several new products and product enhancements at a greater rate in 2005 compared to 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the first quarters in 2005 and 2004 were approximately 20% and 22% of sales, respectively. These expenses increased by $607,000, or 11%, largely as the result of costs related to the 22% sales increase over 2004. The most significant increases in selling, general and administrative costs were experienced by Condor and RFL due primarily to corresponding increases in sales volume of $3,455,000, or 44%, and $1,327,000, or 24%, respectively, which caused sales related costs to increase.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of sales for each of the first quarters of 2005 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. For each of the quarters ended March 31, 2005 and March 31, 2004, amortization of these deferred financing assets was $112,000 and $112,000, respectively.

INTEREST INCOME (EXPENSE)

Interest income for the three-month period ended March 31, 2005 was $29,000, as compared to $43,000 in the same period last year. Interest expense decreased slightly as compared to the same period last year.

TAXES

The effective tax rate for the three-month period ended March 31, 2005 was approximately 23%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits primarily related to the prior year. The effective tax rate for the comparable period in 2004 was approximately 34%, which was not significantly impacted by tax credits recorded in the period.

DISCONTINUED OPERATIONS

For the three months ended March 31, 2005, the Company recorded a loss from discontinued operations, net of tax, of $70,000. This amount includes current legal and litigation charges related to discontinued operations. For the three months ended March 31, 2004, the Company recorded income from discontinued operations, net of tax, of $2,457,000. This amount consisted primarily of the Settlement Agreement executed by the Company and APC as discussed in Note 13.

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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004,
Part I, Item 1 - Risk Factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of this Quarterly Report on Form 10-Q (this "Report"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the three months ended March 31, 2005, the Company did not purchase any shares pursuant to the repurchase program, however, it did purchase 1,700 shares through its deferred compensation plans during the three months ended March 31, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                           Total Number                  Maximum Number
                                                            of Shares                  of Shares That May
                             Total                      Purchased as Part               Yet Be Purchased
                           Number of       Average         of Publicly                   under Publicly
                            Shares        Price Paid     Announced Plans               Announced Plans or
      Period              Purchased       per Share        or Programs                     Programs
---------------------     -------------   ------------  ----------------               ------------------
January 1 - 31, 2005                  -        $  0.00              -                            48,024
February 1 - 28, 2005                 -        $  0.00              -                            48,024
March 1 - 31, 2005                1,700(1)     $ 13.50              -                            48,024
                          -------------        -------          -----                            ------
Total                             1,700        $ 13.50              -
                          =============        =======          =====

1. The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 6. EXHIBITS

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

32.1 Certification by Principal Executive Officer pursuant to Rule 13a or 15d of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.2 Certification by Principal Financial Officer pursuant to Rule 13a or 15d of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005                          SL INDUSTRIES, INC.
                                           -------------------
                                           (Registrant)

                                           By: /s/ Warren G. Lichtenstein
                                               --------------------------
                                           Warren G. Lichtenstein
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                           By: /s/ David R. Nuzzo
                                               --------------------------
                                           David R. Nuzzo
                                           Chief Financial Officer
                                           (Principal Accounting Officer)