Form 10-Q
period 2005-06-30
SL INDUSTRIES INC
filed 2005-08-10
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

   The number of shares of common stock outstanding as of August 4, 2005 were
                                   5,578,150.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheets
                 June 30, 2005 (Unaudited) and December 31, 2004................   1
             Consolidated Statements of Income and Comprehensive Income
                  Three Months Ended June 30, 2005 and 2004 (Unaudited)
                  and Six Months Ended June 30, 2005 and 2004 (Unaudited).......   2
             Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2005 and 2004 (Unaudited)...........   3

             Notes to Consolidated Financial Statements (Unaudited).............   4

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  32

Item 4. Controls and Procedures.................................................  32

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............  32

Item 4. Submission of Matters to a Vote of Security Holders.....................  33

Item 6. Exhibits................................................................  34

SIGNATURES......................................................................  35

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                  2005            2004
                                                                               ------------    ------------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ................................................   $  4,308,000    $  2,659,000
  Marketable securities ....................................................        639,000               -
  Receivables, net .........................................................     17,725,000      15,734,000
  Inventories, net .........................................................     15,349,000      15,839,000
  Prepaid expenses .........................................................      1,028,000         714,000
  Deferred income taxes, net ...............................................      2,956,000       3,044,000
                                                                               ------------    ------------
    Total current assets....................................................     42,005,000      37,990,000
                                                                               ------------    ------------

Property, plant and equipment, net .........................................      8,421,000       8,509,000
Deferred income taxes, net .................................................      2,693,000       3,280,000
Goodwill, net ..............................................................     10,303,000      10,303,000
Other intangible assets, net ...............................................      1,140,000       1,209,000
Other assets and deferred charges ..........................................      1,762,000       1,793,000
                                                                               ------------    ------------
      Total assets .........................................................   $ 66,324,000    $ 63,084,000
                                                                               ============    ============

LIABILITIES
Current liabilities:
  Debt, current portion ....................................................   $  1,688,000    $    559,000
  Accounts payable .........................................................      6,292,000       5,626,000
  Accrued income taxes .....................................................              -         962,000
  Accrued liabilities
    Payroll and related costs ..............................................      6,364,000       6,059,000
    Other ..................................................................      4,380,000       5,288,000
                                                                               ------------    ------------
      Total current liabilities ............................................     18,724,000      18,494,000
                                                                               ------------    ------------
Debt, less current portion..................................................              -       1,456,000
Deferred compensation and supplemental retirement benefits .................      3,771,000       3,858,000
Other liabilities ..........................................................      1,533,000       1,589,000
                                                                               ------------    ------------
      Total liabilities ....................................................     24,028,000      25,397,000
                                                                               ------------    ------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued....   $          -    $          -
Common stock, $.20 par value; authorized, 25,000,000 shares;
     issued, 8,298,000 shares ..............................................      1,660,000       1,660,000
Capital in excess of par value .............................................     39,924,000      39,210,000
Accumulated other comprehensive income .....................................         47,000               -
Retained earnings ..........................................................     20,716,000      17,690,000
Treasury stock at cost, 2,719,000 and 2,844,000 shares, respectively .......    (20,051,000)    (20,873,000)
                                                                               ------------    ------------
      Total shareholders' equity ...........................................     42,296,000      37,687,000
                                                                               ------------    ------------
      Total liabilities and shareholders' equity ...........................   $ 66,324,000    $ 63,084,000
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                         2005            2004           2005            2004
                                                                     ------------    ------------    ------------    ------------
Net sales ........................................................   $ 31,259,000    $ 30,508,000    $ 63,715,000    $ 57,150,000
Cost and expenses:
     Cost of products sold .......................................     19,830,000      19,120,000      40,425,000      36,165,000
     Engineering and product development .........................      2,454,000       2,376,000       4,777,000       4,584,000
     Selling, general and administrative .........................      6,388,000       6,256,000      12,715,000      11,976,000
     Depreciation and amortization ...............................        497,000         468,000         971,000         942,000
                                                                     ------------    ------------    ------------    ------------
Total costs and expenses .........................................     29,169,000      28,220,000      58,888,000      53,667,000
                                                                     ------------    ------------    ------------    ------------
Income from operations ...........................................      2,090,000       2,288,000       4,827,000       3,483,000
Other income (expense):
     Amortization of deferred financing costs ....................       (112,000)       (112,000)       (224,000)       (224,000)
     Interest income .............................................         38,000          18,000          67,000          61,000
     Interest expense ............................................        (61,000)        (59,000)       (149,000)       (148,000)
                                                                     ------------    ------------    ------------    ------------
Income from continuing operations before income taxes ............      1,955,000       2,135,000       4,521,000       3,172,000
Income tax provision .............................................        597,000         576,000       1,194,000         928,000
                                                                     ------------    ------------    ------------    ------------
Income from continuing operations ................................      1,358,000       1,559,000       3,327,000       2,244,000
Income (loss) from discontinued operations (net of tax) ..........       (231,000)         20,000        (301,000)      2,476,000
                                                                     ------------    ------------    ------------    ------------
Net income .......................................................   $  1,127,000    $  1,579,000    $  3,026,000    $  4,720,000
                                                                     ============    ============    ============    ============
Basic net income (loss) per common share                                   *
     Income from continuing operations ...........................   $       0.25    $       0.27    $       0.60    $       0.38
     Income (loss) from discontinued operations (net of tax)......   $      (0.04)           0.00    $      (0.05)           0.42
                                                                     ------------    ------------    ------------    ------------
     Net income ..................................................   $       0.20    $       0.27    $       0.55    $       0.80
                                                                     ============    ============    ============    ============
Diluted net income (loss) per common share                                                                               *
     Income from continuing operations ...........................   $       0.24    $       0.26    $       0.58    $       0.37
     Income (loss) from discontinued operations (net of tax)......   $      (0.04)           0.00    $      (0.05)           0.41
                                                                     ------------    ------------    ------------    ------------
     Net income ..................................................   $       0.20    $       0.26    $       0.53    $       0.79
                                                                     ============    ============    ============    ============
Shares used in computing basic net income (loss)
     per common share ............................................      5,533,000       5,880,000       5,503,000       5,909,000
Shares used in computing diluted net income (loss)
     per common share ............................................      5,763,000       5,984,000       5,699,000       6,007,000

                              SL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                            Three Months Ended             Six Months Ended
                                                                                June 30,                        June 30,
                                                                          2005            2004            2005            2004
                                                                       ----------      ----------      ----------      ----------
Net income .......................................................     $1,127,000      $1,579,000      $3,026,000      $4,720,000
Other comprehensive income (net of tax):
     Unrealized gain on securities ...............................         34,000               -          47,000               -
                                                                       ----------      ----------      ----------      ----------
Comprehensive income .............................................     $1,161,000      $1,579,000      $3,073,000      $4,720,000
                                                                       ==========      ==========      ==========      ==========

*Earnings per share does not add due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (Unaudited)

                                                                                                        2005            2004
                                                                                                     -----------    -----------
OPERATING ACTIVITIES:
     Income from continuing operations ............................................................  $ 3,327,000    $ 2,244,000
     Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
          Depreciation ............................................................................      782,000        808,000
          Amortization ............................................................................      189,000        134,000
          Amortization of deferred financing costs ................................................      224,000        224,000
          Non-cash compensation expense ...........................................................      490,000        578,000
          Provisions for losses on accounts receivable ............................................       29,000         50,000
          Deferred compensation and supplemental retirement benefits ..............................      186,000        234,000
          Deferred compensation and supplemental retirement benefit payments ......................     (268,000)      (271,000)
          Decrease (increase) in deferred income taxes ............................................      445,000        (23,000)
          Loss on sale of equipment ...............................................................            -          1,000
          Changes in operating assets and liabilities, excluding effects of business dispositions:
           Accounts receivable ....................................................................   (2,107,000)    (4,788,000)
           Inventories ............................................................................      490,000     (2,851,000)
           Prepaid expenses .......................................................................     (113,000)      (158,000)
           Other assets ...........................................................................     (329,000)       (79,000)
           Accounts payable ........................................................................     666,000      2,520,000
           Accrued liabilities ....................................................................   (1,227,000)      (567,000)
           Accrued income taxes ...................................................................     (759,000)     1,831,000
                                                                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...............................................    2,025,000       (113,000)
                                                                                                     -----------    -----------
INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary (cash and notes receivable) .................................            -      1,000,000
     Purchases of property, plant and equipment ...................................................     (740,000)      (701,000)
     Purchases of securities available for sale ...................................................     (567,000)             -
     Purchases of other assets ....................................................................     (216,000)             -
                                                                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ...............................................   (1,523,000)       299,000
                                                                                                     -----------    -----------
FINANCING ACTIVITIES:
     Payments of term loans .......................................................................     (327,000)      (608,000)
     Proceeds from stock options exercised.........................................................    1,418,000        197,000
     Treasury stock sales (purchases) .............................................................      117,000       (998,000)
                                                                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............................................    1,208,000     (1,409,000)
                                                                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS ............................................      (61,000)     1,974,000
                                                                                                     -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS................................................... ........    1,649,000        751,000
                                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................................    2,659,000      3,501,000
                                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................................  $ 4,308,000    $ 4,252,000
                                                                                                     ===========    ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
             Interest .............................................................................  $   215,000    $   154,000
             Income taxes .........................................................................  $ 1,244,000    $   703,000

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

2. MARKETABLE SECURITIES

The Company has classified its investments in marketable securities as "available-for-sale" in accordance with the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The investments, which have a cost basis of $567,000, are carried at fair value determined by currently available market prices. The unrealized gain, net of tax, in the amount of $47,000, is reported in accumulated other comprehensive income as a component of shareholders' equity until realized.

3. RECEIVABLES

Receivables at June 30, 2005 and December 31, 2004 consisted of the following:

                                         June 30,      December 31,
                                          2005            2004
                                        ---------      ------------
                                             (in thousands)
Trade receivables                       $  17,826       $   15,771
Less allowances for doubtful accounts        (513)            (472)
                                        ---------       ----------
                                           17,313           15,299
Recoverable income taxes                      157               82
Other                                         255              353
                                        ---------       ----------
                                        $  17,725       $   15,734
                                        =========       ==========

4. INVENTORIES

Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

                         June 30,  December 31,
                           2005        2004
                         --------  ------------
                            (in thousands)
Raw materials            $ 11,319    $  9,669
Work in process             4,445       5,000
Finished goods              2,237       3,633
                         --------    --------
                           18,001      18,302
Less allowances            (2,652)     (2,463)
                         --------    --------
                         $ 15,349    $ 15,839
                         ========    ========

5. INCOME PER SHARE

The Company has presented net income per common share pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                      Three Months Ended June 30,
                                   2005                         2004
                         --------------------------   ---------------------------
                                 (in thousands, except per share amounts)
                           Net            Per Share    Net              Per Share
                         Income  Shares    Amount     Income   Shares    Amount
                         ------  ------   ---------   -------  ------   ---------
Basic net income per
common share             $1,127   5,533   $    0.20   $ 1,579   5,880   $    0.27
Effect of dilutive
securities                    -     230           -         -     104       (0.01)
                         ------   -----   ---------   -------   -----   ---------
Diluted net income per
common share             $1,127   5,763   $    0.20   $ 1,579   5,984   $    0.26
                         ======   =====   =========   =======   =====   =========

                                        Six Months Ended June 30,
                                    2005                         2004
                         --------------------------   ---------------------------
                                 (in thousands, except per share amounts)
                           Net            Per Share    Net              Per Share
                         Income  Shares    Amount     Income   Shares    Amount
                         ------  ------   ---------   ------   ------   ---------
Basic net income per
common share             $3,026   5,503   $    0.55   $4,720    5,909   $    0.80
Effect of dilutive
securities                    -     196       (0.02)       -       98       (0.01)
                         ------   -----   ---------   ------    -----   ---------
Diluted net income per
common share             $3,026   5,699   $    0.53   $4,720    6,007   $    0.79
                         ======   =====   =========   ======    =====   =========

For the six-month period ended June 30, 2005, no common stock options were excluded from the diluted computations because the option exercise prices of all outstanding options were less than the average market price of the Company's common stock during this period. For the six-month period ended June 30, 2004, common stock options of 473,501 were excluded from the diluted computations because the exercise prices of such options were greater than the average market price of the Company's common stock during this period.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS 148"), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The following disclosures are provided in accordance with SFAS 148.

Under APB 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $498,000 and $184,000 in the three-month periods ended June 30, 2005 and June 30, 2004, respectively, and approximately $490,000 and $428,000 in the six-month periods ended June 30, 2005 and June 30, 2004, respectively, in compensation expense related to certain stock-based compensation arrangements.

The exercise price of all stock options generally equals the market price of the Company's common stock on the date of grant. Compensation cost has been recognized for the Company's stock option plans as noted in the table below. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net income and net income per common share would have been as follows:

                                                         Three Months Ended     Six Months Ended
                                                              June 30,             June 30,
                                                          2005        2004      2005       2004
                                                         -------    -------    -------    -------
                                                         (in thousands, except per share amounts)
Net income, as reported                                  $ 1,127    $ 1,579    $ 3,026    $ 4,720
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                                317        112        311        302
                                                         -------    -------    -------    -------
                                                           1,444      1,691      3,337      5,022
Deduct: Total stock-based employee  compensation
  expense determined under fair value based method
  for awards granted, modified, or settled, net
  of related tax effects                                    (344)      (191)      (394)      (445)
                                                         -------    -------    -------    -------
Pro forma net income                                     $ 1,100    $ 1,500    $ 2,943    $ 4,577
                                                         =======    =======    =======    =======

Earnings per common share:
Basic - as reported                                      $  0.20    $  0.27    $  0.55    $  0.80
Basic - pro forma                                        $  0.20    $  0.26    $  0.53    $  0.77

Diluted - as reported                                    $  0.20    $  0.26    $  0.53    $  0.79
Diluted - pro forma                                      $  0.19    $  0.25    $  0.52    $  0.76

In December 2004, the FASB revised SFAS 123 by issuing SFAS 123(R), "Share-Based Payment" (Note 7).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                           2005         2004
                                                         ----------   ----------
Expected dividend yield                                      0.0%         0.0%
Expected stock price volatility                            44.61%       61.29%
Risk-free interest rate                                     3.84%        2.81%
Expected life of stock option                             5 years      5 years
                                                          -------      -------

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

6. INCOME TAX

The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates:

                                                        Six Months Ended June 30,
                                                        2005                  2004
                                                        ----                  ----
Statutory rate                                           34%                   34%
Tax rate differential on extraterritorial
  income exclusion benefit earnings                      (1)                   (2)
Tax rate differential on domestic
  manufacturing deduction                                (1)                    -
International rate differences                            2                     1
State income taxes, net of federal income tax benefit     2                     5
Research and development tax credits                     (8)                   (8)
Other                                                    (2)                   (1)
                                                        ---                   ---
                                                         26%                   29%
                                                        ===                   ===

During the six months ended June 30, 2005, the Company recorded additional benefits from research and development tax credits of $358,000, of which approximately $175,000 relates to prior years and $183,000 relates to the current year. As of June 30, 2005, the Company's gross research and development tax credit carryforwards totaled approximately $2,945,000. Of these credits, approximately $2,379,000 can be carried forward for fifteen years and expire between 2013 and 2020, while $566,000 will carry forward indefinitely.

7. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 151 on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R were to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, which for the Company would be for the period ended March 31, 2006. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. The Company may experience a negative impact on its financial position and results of operations by the first quarter of 2006 as a consequence of not recognizing an expense at the time it originally issued employee stock options.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). This Statement changes the requirements for the accounting for and reporting of a change in accounting principles, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest practicable date. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS 154 will have a significant impact on its financial position and results of operations.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                            June 30, 2005                           December 31, 2004
                               --------------------------------------     -------------------------------------
                                              Accumulated                               Accumulated
                               Gross Value   Amortization   Net Value     Gross Value   Amortization  Net Value
                               -----------   ------------   ---------     -----------   ------------  ---------
                                                                  (in thousands)
Goodwill                       $    12,167   $      1,864   $  10,303     $    12,167   $      1,864  $  10,303
                               -----------   ------------   ---------     -----------   ------------  ---------
Other Intangible Assets:
Patents                                919            688         231             946            666        280
Covenant Not to Compete                  -              -           -             110            110          -
Trademarks                             922            350         572             922            350        572
Licensing Fees                         355             35         320             355             18        337
Other                                   51             34          17             437            417         20
                               -----------   ------------   ---------     -----------   ------------  ---------
Total Other Intangible Assets        2,247          1,107       1,140           2,770          1,561      1,209
                               -----------   ------------   ---------     -----------   ------------  ---------
                               $    14,414   $      2,971   $  11,443     $    14,937   $      3,425  $  11,512
                               ===========   ============   =========     ===========   ============  =========

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, licensing fees over approximately 10 years, and trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2005 and June 30, 2004 was $28,000. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2005 and June 30, 2004 was $56,000. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $113,000 for the next three years, $68,000 in the fourth year and $41,000 in the fifth year. Intangible assets subject to amortization have a weighted average life of approximately 12 years.

9. DEBT

Debt consists of the following:

                               June 30,   December 31,
                                 2005        2004
                               -------    -----------
                                  (in thousands)
Term loan A                    $ 1,371    $     1,600
Term loan B                        317            415
                               -------    -----------
                                 1,688          2,015
Less current portion            (1,688)          (559)
                               -------    -----------
Total long-term debt           $     -    $     1,456
                               =======    ===========

During the first two quarters of 2005, the Company was a party to a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility, which provided for a revolving loan and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 was based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000. The overadvance amount was fully paid down on April 7, 2004. The two term loans of $2,350,000 and $840,000 were to be paid down over a three-year term. The Senior Credit Facility restricted investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility also contained financial covenants relating to minimum levels of net worth, fixed charge coverages, levels of earnings before interest, taxes, depreciation and amortization and maximum levels of capital expenditures, as defined.

The Company's Senior Credit Facility bore interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility was secured by all of the Company's assets. The Senior Credit Facility also provided for certain reserves for outstanding letters of credit and other contingencies, which reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. In July 2005, the Company received a waiver related to the reserves for other contingencies. This waiver reduced the Company's reserve requirement by $3,000,000. At June 30, 2005, the outstanding term loan balances were $1,371,000 and $317,000, or a total of $1,688,000. The entire amount of the loan balances have been classified as current debt for 2005, as the Senior Credit Facility was set to expire on January 6, 2006. The outstanding term loan balances bore interest at an annual rate of 6.75%. Availability under the Senior Credit Facility at June 30, 2005 was $13,176,000.

On August 2, 2005, the Company paid the outstanding term loan balances under the Senior Credit Facility. On August 3, 2005, the Company entered into a new revolving credit facility with Bank of America, N.A. (Note 16).

10. ACCRUED LIABILITIES - OTHER

Accrued Liabilities - Other consist of the following:

                                          June 30,   December 31,
                                            2005         2004
                                          --------   ------------
                                              (in thousands)
Taxes (other than income) and insurance   $    650   $       805
Commissions                                    425           482
Accrued litigation and legal fees              655         1,190
Other professional fees                        401           689
Environmental                                1,218         1,275
Warranty                                       886           921
Other                                        1,134           915
Reclassified to long-term liabilities         (989)         (989)
                                          --------   -----------
                                          $  4,380   $     5,288
                                          ========   ===========

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended June 30, 2005, is as follows:

                                                       June 30,
                                                         2005
                                                       --------
                                                    (in thousands)
Liability, beginning of year                           $    921
Expense for new warranties issued                           498
Expense related to accrual revisions for prior year          25
Warranty claims                                            (558)
                                                       --------
Liability, end of period                               $    886
                                                       ========

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

On February 3, 2004, the Company and American Power Conversion Corporation ("APC") executed a settlement agreement in connection with a lawsuit brought by the Company against APC. Among other things the settlement agreement provided for the payment to the Company of $4,000,000, which was paid on March 5, 2004. A third party had threatened certain claims against the Company relating to this matter for a portion of the payment. In March 2005, the Company agreed to settle this matter. The settlement had been fully accrued at December 31, 2004 and did not have a material impact on the Company's consolidated financial position and results of operations.

The Company, through its wholly-owned subsidiary SLW Holdings, Inc., has been a party to an arbitration proceeding brought by Niles Audio, Inc. SLW Holdings, Inc. was formerly known as SL Waber, Inc., all the assets of which were sold in August 2001. Niles Audio, Inc. is a former customer of SL Waber, Inc. The parties are currently in discussions to settle this dispute. The Company believes that neither the results of arbitration nor the terms of a potential settlement, as the case may be, will have a material adverse impact on its consolidated financial position or results of operations of the Company.

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

It is management's opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,218,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations. Substantially all of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

The Company is the subject of various other lawsuits and actions relating to environmental issues, including an administrative action in connection with the SurfTech Site, which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection (the "NJDEP"). Technical data generated as part of remedial activities at the SurfTech Site have not established offsite migration of contaminants. Other technical factors and defenses are also available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has significant defenses against all or any part of the claim and that any material impact is unlikely.

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In January 2003, the Company submitted to the NJDEP a plan to remediate the site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully reserved. These costs are recorded as a component of discontinued operations.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The

Company currently has an accrual of $218,000 for all known costs believed to be probable related to this site. These costs are recorded as a component of continuing operations.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $654,000, as payment of their contingent commitments through 2004, which have been recorded as income, net of tax, in discontinued operations.

As of June 30, 2005 and December 31, 2004, the Company has accrued $1,218,000 and $1,275,000, respectively, for known costs believed to be probable related to environmental matters, which have been included in "Accrued Liabilities - Other" (Note 10).

12. SEGMENT INFORMATION

The Company currently operates under four business segments: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Since the second quarter of 2003, management has combined Condor and Teal into one business unit classified as the Power Electronics Group.

Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of customized power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. These motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures teleprotection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all electric utility equipment protection systems. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which include but are not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three-month periods and six-month periods ended June 30, 2005 and June 30, 2004 are as follows:

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                            2005       2004       2005        2004
                           -------   --------   ---------   ---------
                                        (in thousands)
NET SALES
Power Electronics Group:
  Condor                   $11,066   $ 11,660   $  22,384   $  19,523
  Teal                       7,684      7,408      15,237      14,801
                           -------   --------   ---------   ---------
    Total                   18,750     19,068      37,621      34,324
                           -------   --------   ---------   ---------
SL-MTI                       6,910      5,886      13,680      11,783
RFL                          5,599      5,554      12,414      11,043
                           -------   --------   ---------   ---------
Consolidated               $31,259   $ 30,508   $  63,715   $  57,150
                           =======   ========   =========   =========

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                            2005      2004        2005         2004
                           -------   -------    --------      -------
                                         (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
  Condor                   $ 1,295   $ 1,524    $   2,428     $ 1,400
  Teal                       1,064     1,094        2,135       2,428
                           -------   -------    ---------     -------
    Total                    2,359     2,618        4,563       3,828
                           -------   -------    ---------     -------
SL-MTI                         845       619        1,824       1,259
RFL                            493       412        1,316         836
Other                       (1,607)   (1,361)      (2,876)     (2,440)
                           -------   -------    ---------     -------
Consolidated               $ 2,090   $ 2,288    $   4,827     $ 3,483
                           =======   =======    =========     =======

                            June 30,   December 31,
                              2005         2004
                           ---------   ------------
                               (in thousands)
TOTAL ASSETS
Power Electronics Group:
  Condor                   $  14,616   $     14,105
  Teal                        13,847         12,742
                           ---------   ------------
    Total                     28,463         26,847
                           ---------   ------------
SL-MTI                        11,250         10,849
RFL                           16,044         16,767
Other                         10,567          8,621
                           ---------   ------------
Consolidated               $  66,324   $     63,084
                           =========   ============

                               June 30,   December 31,
                                2005         2004
                               --------   ------------
                                  (in thousands)
INTANGIBLE ASSETS, NET
Teal                           $  5,857   $      5,906
SL-MTI                               17             20
RFL                               5,569          5,586
                               --------   ------------
Consolidated                   $ 11,443   $     11,512
                               ========   ============

13. DISCONTINUED OPERATIONS

SL WABER

In August, 2001, SL Waber, Inc. ("SL Waber") sold substantially all of its assets including the stock of Waber de Mexico S.A. de C.V. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, SL Waber changed its name to SLW Holdings, Inc. ("SLW Holdings"). There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. Net income or losses of SLW Holdings are included in the consolidated statements of income under discontinued operations for all periods presented. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. In February 2004, the Company and APC executed a settlement agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The settlement agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the settlement fee was paid to the Company. The settlement fee, net of tax, in the amount of $2,516,000 is recorded as part of discontinued operations in the Company's consolidated statements of income and cash flows for the six months ended June 30, 2004. A third party had threatened certain claims against the Company relating to this matter for a portion of the payment. On March 22, 2005, the Company paid a settlement fee to that third party related to this matter (see Note 11), which had been fully reserved at December 31, 2004. The cash effect of the payment is recorded in the cash flow statement as part of discontinued operations for 2005. SLW Holdings is also a party to arbitration proceedings brought by a former customer. The parties are currently in discussions to settle this dispute. The Company believes that neither the results of arbitration nor the terms of a potential settlement, as the case may be, will have a material adverse impact on its consolidated financial position or results of operations. The result of any arbitration award or settlement fee, as the case may be, as well as any costs to litigate the matter are recorded as part of discontinued operations.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). Part of the proceeds of sale included a $1,000,000 unsecured note and which was paid in full in April 2004. All cash proceeds relating to the purchase price for the sale of EME have been received by the Company.

SL SURFACE TECHNOLOGIES, INC.

In November 2003, the Company sold the operating assets, including current assets and equipment, of SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. The Company continues to make payments related to its withdrawal liability from the pension plan in which SurfTech was a participant. There has not been any operational activity related to SurfTech since the sale in November 2003.

14. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Condor, Teal, SL-MTI, and the Corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL, and the Corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $540,000 and $517,000 during the six-month periods ended June 30, 2005 and June 30, 2004, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $138,000 and $225,000 for the six-month periods ended June 30, 2005 and June 30, 2004, respectively.

15. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's President, Glen Kassan, as well as other assistance provided by SPL from time to time. During the six-month period ended June 30, 2005, the Company expensed $237,000 for SPL services. Of this amount, $40,000 remained payable at June 30, 2005. The Company expensed $237,000 for services performed for the six-month period ended June 30, 2004.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2005 and June 30, 2004 were $571,000 and $824,000, respectively. Accounts receivable due from RFL Communications at June 30, 2005 were $204,000.

16. SUBSEQUENT EVENTS

On August 2, 2005, the Company paid the outstanding term loan balances under its existing Senior Credit Facility in the amount of $1,641,000. The Company also paid legal fees and early termination fees of $212,000. These payments were made from the Company's available funds.

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its Senior Credit Facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings of $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, teleprotection and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, two of which have significant manufacturing operations in Mexico. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of reported and contingent assets and liabilities at the date of the Consolidated Financial Statements and the amounts of reported net sales and expenses during the reporting period.

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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted accounting principles in measuring revenue. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104. However, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

ACCOUNTING FOR INCOME TAXES

The Company's income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under Statement of Financial Accounting Standard No. 109 ("SFAS 109") in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of income.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of June 30, 2005 and December 31, 2004, the Company had recorded total valuation allowances of $3,399,000 and $3,267,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of June 30, 2005 and December 31, 2004 were $5,649,000 and $6,324,000, net of valuation allowances of $3,399,000 and $3,267,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company's long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units, including an estimate of future cash flows, a determination of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

LIQUIDITY AND CAPITAL RESOURCES

                              June 30,     December 31,
                                2005           2004         $ Variance    % Variance
                              --------    --------------    ----------    ----------
                                                    (in thousands)
Cash and cash equivalents     $  4,308      $  2,659         $ 1,649          62%
Bank debt                     $  1,688      $  2,015        ($   327)        (16%)
Working capital               $ 23,281      $ 19,496         $ 3,785          19%
Shareholders' equity          $ 42,296      $ 37,687         $ 4,609          12%
                              --------      --------         -------         ---

At June 30, 2005, the Company maintained a cash balance of $4,308,000, with outstanding bank debt of $1,688,000. Availability under the Senior Credit Facility was $13,176,000. During the six-month period ended June 30, 2005, the net cash provided by operating activities was $2,025,000, as compared to net cash used in operating activities of $113,000 during the six-month period ended June 30, 2004. The primary sources of cash from operating activities for the six-month period ended June 30, 2005 were income from continuing operations of $3,327,000, a decrease in inventories of $490,000 and an increase in accounts payable of $666,000. These sources of cash were partially offset by an increase in accounts receivable of $2,107,000 and a decrease in accrued liabilities of $1,227,000. The increase in accounts receivable is primarily related to Condor and Teal, which had increases in accounts receivable of $798,000 and $1,238,000, respectively. Increased accounts receivable at Condor and Teal were due to the timing of sales in the second quarter of 2005, compared to the quarter ended December 31, 2004. The decrease in accrued liabilities is primarily related to payments made by the Company to settle certain litigation, fees and claims, which the Company had accrued at December 31, 2004. In the six-month period ended June 30, 2004, net cash used in operating activities was $113,000. The primary uses of cash from operating activities for the six-month period ended June 30, 2004 were increases in accounts receivable of $4,788,000 and inventory of $2,851,000. These uses of cash were partially offset by income from continuing operations of $2,244,000, increases in accrued income taxes payable of $1,831,000 and accounts payable of $2,520,000.

During the six-month period ended June 30, 2005, net cash used in investing activities was $1,523,000. The primary uses of cash in investing activities were related to purchases of securities available for sale in the amount of $567,000 and the purchase of machinery and equipment in the amount of $740,000. During the six-month period ended June 30, 2004, net cash provided by investing activities was $299,000, which was generated by the proceeds of $1,000,000 received by the Company as a final cash payment from the sale of EME. These proceeds were offset by $701,000 in capital expenditures, primarily for computers, machinery and equipment.

During the six-month period ended June 30, 2005, net cash provided by financing activities was $1,208,000, principally due to the proceeds from the exercise of stock options of $1,418,000.

This source of cash was partially offset by payments made against the Senior Credit Facility in the amount of $327,000. During the six-month period ended June 30, 2004, net cash used in financing activities was $1,409,000, primarily due to the payment of the fixed portion of debt and the overadvance under the Senior Credit Facility in the amount of $608,000. Also during the period the Company purchased treasury stock in the amount of approximately $821,000, for 83,450 shares at an average price of $9.84 per share, under the Company's repurchase program approved by the Board of Directors on December 12, 2003.

During the first two quarters of 2005, the Company was a party to a three-year Senior Secured Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility, which provided for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 was based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was repaid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 were to be amortized over a three-year term. The Senior Credit Facility restricted investments, acquisitions, capital expenditures and dividends. It contained financial covenants relating to minimum levels of net worth, fixed charge coverage and EBITDA levels, as defined. The Senior Credit Facility bore interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility was secured by all of the Company's assets.

On August 2, 2005, the Company paid the outstanding term loan balances under the above Senior Credit Facility. On August 3, 2005, the Company entered into a Revolving Credit Facility with Bank of America, N.A. (see Note 16 in Part I Notes to Consolidated Financial Statements under this Form 10-Q).

The Company's current ratio was 2.24 to 1 at June 30, 2005 and 2.05 to 1 at December 31, 2004. The current ratio changed primarily due to: an increase of accounts receivable by $2,107,000, a decrease of accrued liabilities by $1,227,000 and an increase of current debt by $1,129,000. Current debt increased because the Senior Credit Facility expires on January 6, 2006, causing debt thereunder to be reclassified as current debt for the period ended June 30, 2005.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 4% at June 30, 2005 and 5% at December 31, 2004. During the first six months of 2005, total debt decreased by $327,000.

Capital expenditures of $740,000 were made during the first six months of 2005. These expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a $39,000 increase from the comparable period in 2004.

During the first six months of 2005, the Company was able to generate adequate amounts of cash to meet its operating needs, reduce total borrowings by $327,000, purchase machinery and equipment in the amount of $740,000 and purchase securities available for sale in the amount of $567,000. All of the Company's operating segments had income from operations for the six months ended June 30, 2005.

Management believes that cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of June 30, 2005:

                        Less Than        1 to 3        4 to 5          After
                         1 Year          Years          Years         5 Years         Total
                      -------------   ------------   -----------    -----------    -----------
                                                 (in thousands)
Operating Leases      $     576,000   $    997,000   $    13,000    $         -    $ 1,586,000
Debt                      1,688,000              -             -              -      1,688,000
Capital Leases               58,000         40,000             -              -         98,000
Other Obligations            50,000        170,000       132,000        199,000        551,000
                      -------------   ------------   -----------    -----------    -----------
                      $   2,372,000   $  1,207,000   $   145,000    $   199,000    $ 3,923,000
                      =============   ============   ===========    ===========    ===========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

The table below shows the comparison of net sales for the quarter ended June 30, 2005 and the quarter ended June 30, 2004:

                              Three Months   Three Months     $ Variance      % Variance
                                 Ended           Ended           Over            Over
                                June 30,       June 30,      Same Quarter    Same Quarter
                                  2005           2004          Last Year       Last Year
                              ------------   ------------    ------------    ------------
                                                     (in thousands)
Power Electronics Group:
  Condor                      $     11,066   $     11,660   ($        594)       (5%)
  Teal                               7,684          7,408             276         4%
                              ------------   ------------    ------------       ---
    Total                           18,750         19,068            (318)       (2%)
                              ------------   ------------    ------------       ---
SL-MTI                               6,910          5,886           1,024        17%
RFL                                  5,599          5,554              45         1%
                              ------------   ------------    ------------       ---
Total                         $     31,259   $     30,508    $        751         2%
                              ============   ============    ============       ===

The table below shows the comparison of income from operations for the quarter ended June 30, 2005 and the quarter ended June 30, 2004:

                              Three Months   Three Months     $ Variance     % Variance
                                  Ended          Ended           Over           Over
                                June 30,       June 30,      Same Quarter   Same Quarter
                                  2005           2004          Last Year     Last Year
                              ------------   ------------    ------------   ------------
                                                      (in thousands)
Power Electronics Group:
  Condor                      $      1,295   $      1,524    ($   229)          (15%)
  Teal                               1,064          1,094         (30)           (3%)
                              ------------   ------------    --------           ---
    Total                            2,359          2,618        (259)          (10%)
                              ------------   ------------    --------           ----
SL-MTI                                 845            619         226            37%
RFL                                    493            412          81            20%
Other                               (1,607)        (1,361)       (246)          (18%)
                              ------------   ------------    --------           ---
Total                         $      2,090   $      2,288    ($   198)           (9%)
                              ============   ============    ========           ===

Consolidated net sales for the three-month period ended June 30, 2005 increased by $751,000, or 2%, compared to the same period in 2004. Condor recorded decreased sales over 2004 of $594,000, or 5%. Teal experienced a sales increase from 2004 of $276,000, or 4%. SL-MTI had a significant sales increase of $1,024,000, or 17%, while RFL recorded a slight sales increase of $45,000, or 1%.

The Company had income from operations of $2,090,000 for the three-month period ended June 30, 2005, as compared to income from operations of $2,288,000 for the corresponding period last year, a decrease of $198,000, or 9%.

Income from continuing operations was $1,358,000, or $0.24 per diluted share, compared to $1,559,000, or $0.26 per diluted share in 2004. Income from continuing operations decreased $201,000, or 13%. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales decrease of $318,000, or 2%, and a decrease in income from operations of $259,000, or 10%. Condor experienced a decrease in sales of $594,000, or 5%, and a decrease in income from operations of $229,000, or 15%. Teal experienced a sales increase of $276,000, or 4%, and a decrease in income from operations of $30,000, or 3%. Condor experienced a decrease in sales in its industrial product line of $864,000, or 19%, while its medical product line increased approximately $573,000, or 9%, from 2004. Sales of Condor's other product lines also decreased from 2004. Condor's international sales increased approximately 59% aided by sales to two international customers due to new product designs. Condor's decrease in income from operations is primarily due to its decrease in sales of 5%. Teal's sales increase was attributable to increases in its medical imaging product line. Teal's decrease in income from operations is primarily due to reduced margins caused primarily by higher raw material costs.

SL-MTI's sales increased $1,024,000, or 17%, while income from operations increased $226,000, or 37%. The increase in sales was driven by increases in sales to the defense industry and the industrial market. Sales of SL-MTI's DC Brush and Brushless Motors increased by

$1,065,000, or 27%, in the second quarter of 2005, compared to second quarter of 2004. The increase in income from operations is primarily due to the increase in sales.

RFL's sales increased $45,000, or 1%, during the second quarter of 2005, compared to the second quarter of 2004, and income from operations increased by $81,000, or 20%, for the comparable periods. Sales of all of RFL's product lines increased in the second quarter of 2005, compared to 2004, except its carrier communications product line, which decreased by $548,000, or 20%. In 2004, RFL had a large sale to an international customer, which did not recur in 2005. The increase in income from operations is due primarily to the increase in sales, as well as a reduction in operating costs.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for each of the three-month periods ended June 30, 2005 and June 30, 2004 was approximately 63%. Although the cost of products sold, as a percentage of net sales remained constant for the comparative quarters, the mix within the Company's business segments changed. The cost of products sold percentage for the Power Electronics Group increased by approximately 2%. Both Condor and Teal experienced increases in their cost of products sold as a percentage of net sales. Condor's cost of products sold as a percentage of net sales increased primarily due to lower volume. Teal's cost of products sold as a percentage of net sales increased primarily due to increases in the costs of raw materials. SL-MTI decreased its cost of products sold as a percentage of net sales in the second quarter of 2005, as compared to the same period last year, due to an increase in sales volume and improved operating efficiencies at its Cedro manufacturing facility in Matamoros, Mexico. RFL's cost of products sold, as a percentage of sales improved slightly in 2005, compared to 2004.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for each of the three-month periods ended June 30, 2005 and June 30, 2004 were approximately 8% of net sales. Engineering and product development expenses increased $78,000, or 3%, in the second quarter of 2005, as compared to the same period in 2004. Other than RFL, all of the Company's business segments increased their engineering and product development expenditures in 2005, compared to 2004. RFL incurred significant engineering and product development expenses in 2004 related to new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarters of 2005 and 2004 were 20% and 21% of sales, respectively. These expenses increased by $132,000, or 2%. During the quarter ended June 30, 2005, the Company recorded $498,000 in compensation expense related to certain stock based compensation arrangements with key executives. This is a $314,000 increase over the amount of $184,000 recorded for the comparable period in 2004. Without these non-cash charges, selling, general and administrative expenses would have decreased by $182,000 on an increase in sales of 2%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of sales for each of the second quarters of 2005 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs have been deferred and are being amortized over the three-year term of the Senior Credit Facility. For each of the quarters ended June 30, 2005 and June 30, 2004, amortization of these deferred financing assets was $112,000.

INTEREST INCOME (EXPENSE)

Interest income for the three-month period ended June 30, 2005 was $38,000, as compared to $18,000 in the same period last year. Interest expense increased slightly as compared to the same period last year.

TAXES

The effective tax rate for the three-month period ended June 30, 2005 was approximately 31%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits. The effective tax rate for the comparable period in 2004 was approximately 27%, which was significantly affected by research and development credits and certain foreign tax credits recorded during the period.

DISCONTINUED OPERATIONS

For the three months ended June 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $231,000. This amount includes current legal and litigation charges related to discontinued operations. For the three months ended June 30, 2004, the Company recorded income from discontinued operations, net of tax, of $20,000. This amount, net of tax, was primarily related to a favorable tax ruling related to discontinued operations in the amount of $330,000 (net of expenses) and net billings to insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $172,000, net of tax. These income amounts, net of tax, were offset by environmental, legal and litigation charges related to discontinued operations.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

The table below shows the comparison of net sales for the six months ended June 30, 2005 and June 30, 2004:

                            Six Months   Six Months    $ Variance     % Variance
                               Ended       Ended          Over           Over
                             June 30,     June 30,    Same Period    Same Period
                               2005         2004        Last Year     Last Year
                            ----------   ----------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
  Condor                    $   22,384   $   19,523   $      2,861       15%
  Teal                          15,237       14,801            436        3%
                            ----------   ----------   ------------      ---
    Total                       37,621       34,324          3,297       10%
                            ----------   ----------   ------------      ---
SL-MTI                          13,680       11,783          1,897       16%
RFL                             12,414       11,043          1,371       12%
                            ----------   ----------   ------------      ---
Total                       $   63,715   $   57,150   $      6,565       11%
                            ==========   ==========   ============      ===

The table below shows the comparison of income from operations for the six months ended June 30, 2005 and June 30, 2004:

                            Six Months   Six Months   $ Variance     % Variance
                              Ended        Ended          Over           Over
                             June 30,     June 30,    Same Period    Same Period
                               2005         2004        Last Year      Last Year
                            ----------   ----------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
  Condor                     $ 2,428     $  1,400       $ 1,028            73%
  Teal                         2,135        2,428          (293)          (12%)
                             -------     --------       -------          ----
    Total                      4,563        3,828           735            19%
                             -------     --------       -------          ----
SL-MTI                         1,824        1,259           565            45%
RFL                            1,316          836           480            57%
Other                         (2,876)      (2,440)         (436)          (18%)
                             -------     --------       -------          ----
Total                        $ 4,827     $  3,483       $ 1,344            39%
                             =======     ========       =======          ====

Consolidated net sales for the six months ended June 30, 2005 increased $6,565,000, or 11%, compared to the six month period ended June 30, 2004. This increase was due partially to an increase in sales in the Power Electronics Group of $3,297,000, or 10%. Within the Power Electronics Group, Condor's sales increased $2,861,000, or 15%, due to significant increases in sales recorded in the first quarter of 2005, compared to 2004. Condor's sales increase was partially due to delayed shipments from its contract manufacturers in China in the first quarter of 2004. Teal experienced an increase in sales of $436,000, or 3%. SL-MTI reported a sales increase of $1,897,000, or 16%. RFL experienced a sales increase of $1,371,000, or 12%, primarily due to sales increases recorded in the first quarter of 2005, compared to 2004.

The Company recorded income from operations of $4,827,000 for the six months ended June 30, 2005, compared to income from operations of $3,483,000 for the corresponding period last year. This change represents an increase of $1,344,000, or 39%.

Income from continuing operations was $3,327,000, or $0.58 per diluted share in 2005, compared to $2,244,000, or $0.37 per diluted share in 2004. Income from continuing operations benefited by approximately $362,000, or $0.06 per diluted share in 2005, and $254,000, or $0.04 per diluted share in 2004, due to research and development tax credits recorded during the respective periods. Income from continuing operations increased by $1,083,000, or 48%.

The Power Electronics Group recorded a sales increase of $3,297,000, or 10%, and an increase in income from operations of $735,000, or 19%. Within the Power Electronics Group, Condor recorded a sales increase of $2,861,000, or 15%, and Teal reported a sales increase of $436,000, or 3%. Condor's income from operations increased by $1,028,000, or 73%, while Teal's income from operations decreased by $293,000, or 12%, compared to 2004. Condor's sales increase is primarily related to its medical product line, which increased approximately $3,148,000, or 30%. Most of the increase in this product line was achieved in the first quarter of 2005. Condor's industrial product line decreased approximately $388,000, or 5%. The increase in income from operations is primarily due to the increase in sales. Teal's sales increase was primarily attributable to increases in its medical product line of approximately $2,838,000, partially offset by decreases in its semiconductor business of approximately $2,424,000. Teal's decrease in income from operations was primarily due to higher costs of raw materials.

SL-MTI's sales increased by $1,897,000, or 16%. Income from operations increased by $565,000, or 45%. The increase in sales was primarily due to increased sales in both the defense and commercial markets. Sales of its DC Brush and Brushless Motors increased $1,450,000, or 18%. The increase in income from operations was the result of increased sales volume and operating efficiencies at SL-MTI's Cedro manufacturing facility in Matamoros, Mexico. These increases were partially offset by increased engineering and product development spending of $144,000.

RFL's sales increased by $1,371,000, or 12%, in 2005, compared to 2004. Income from operations increased by $480,000, or 57%, for the comparable periods. All of RFL's product lines experienced increases in sales, except teleprotection equipment, which decreased by approximately $700,000, or 13%. The largest increase in sales was attributable to its carrier communication product line, which increased by $1,521,000, or 34%. This sales increase is due to a strong beginning-year backlog, as well as the introduction of new products. Income from operations increased by $480,000, or 57%, primarily due to higher sales volume and lower engineering and product development costs, partially offset by higher selling, general and administrative costs.

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of sales for the six months ended June 30, 2005 and June 30, 2004 was approximately 63%. Cost of products sold percentage improved at SL-MTI due to increased volume and improved manufacturing efficiencies, as previously discussed. Teal experienced a higher cost of products sold as a percentage of sales in 2005, compared to 2004, due to higher raw material costs.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the six months ended June 30, 2005 and June 30, 2004 remained at approximately 8% of sales. Engineering and product development expenses increased $193,000, or 4%, in the six-month period of 2005, as compared to 2004. Other than RFL, all of the Company's business segments increased their engineering and product development expenditures in 2005, compared to 2004. RFL incurred significant expenditures in 2004 related to new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2005 were approximately 20% of sales, compared to 21% of sales in 2004. These expenses increased by $739,000, or 6%, over the comparative periods. The major reasons for the increase were due to the greater sales volume, additional personnel and recruiting costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for 2005 and 2004 were approximately 2% of sales, and remained relatively constant in 2005, as compared to 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $224,000 in 2005 and 2004. These costs were less than 1% of sales in 2005 and 2004.

INTEREST INCOME (EXPENSE)

Interest income for the six months ended June 30, 2005 increased by $6,000, as compared to the same period last year. Interest expense increased slightly as compared to the same period last year, due primarily to increased interest rates.

TAXES

The effective tax rate for the six months ended June 30, 2005 was approximately 26%, compared to 29% for the six months ended June 30, 2004. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits and certain income exclusion benefits.

DISCONTINUED OPERATIONS

For the six months ended June 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $301,000. This amount consisted primarily of the cost of environmental and legal charges, net of tax, related to discontinued operations. For the six months ended June 30, 2004, the Company recorded income from discontinued operations, net of tax, of $2,476,000. This amount is primarily related to a settlement fee received by SLW Holdings, net of tax, in the amount of $2,516,000 (see Note 13) and the reversal of tax reserves related to discontinued operations, as previously discussed. These income amounts, net of tax, were partially offset by current environmental, legal and litigation charges related to discontinued operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of this Quarterly Report on Form 10-Q (this "Report"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the six months ended June 30, 2005, the Company did not purchase any shares pursuant to the repurchase program, however, it did purchase 10,900 shares through its deferred compensation plans during this period.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                   Total Number      Maximum Number
                                                     of Shares      of Shares That May
                          Total                  Purchased as Part   Yet Be Purchased
                        Number of     Average       of Publicly       under Publicly
                          Shares     Price Paid   Announced Plans   Announced Plans or
        Period          Purchased    per Share      or Programs         Programs
---------------------   ---------    ----------  -----------------  ------------------
January 1 - 31, 2005          -               -          -               48,024

February 1 - 28, 2005         -               -          -               48,024

March 1 - 31, 2005        1,700(1)    $   13.50          -               48,024

April 1 - 30, 2005            -               -          -               48,024

May 1 - 31, 2005          3,800(1)    $   16.71          -               48,024

June 1 - 30, 2005         5,400(1)    $   17.93          -               48,024
                         ------       ---------        ---
Total                    10,900       $   16.82          -
---------------------    ------       ---------        ---               ------

1. The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on May 25, 2005, the Company's shareholders re-elected seven incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, Warren G. Lichtenstein, James A. Risher, and Mark E. Schwarz) to the Company's Board of Directors. The votes cast for all nominees were as follows:

       NOMINEES            FOR     WITHHOLD AUTHORITY
----------------------  ---------  ------------------
J. Dwane Baumgardner    5,133,134        58,048
Avrum Gray              5,122,460        68,722
James R. Henderson      5,128,136        63,046
Glen M. Kassan          5,147,224        43,958
Warren G. Lichtenstein  5,065,048       126,134
James A. Risher         5,143,989        47,193
Mark E. Schwarz         4,997,920       193,262

The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2005 were as follows:

      FOR           AGAINST   ABSTAIN
----------------    -------   -------
   5,140,663         47,417    3,102

ITEM 6. EXHIBITS

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2 Certification by Principal Financial Officer pursuant to Rule 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.1 Certification by Principal Executive Officer pursuant to Rule 13a or 15(d) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.2 Certification by Principal Financial Officer pursuant to Rule 13a or 15(d) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005                            SL INDUSTRIES, INC.
                                                --------------------------------
                                                (Registrant)

                                                By: /s/ Warren G. Lichtenstein
                                                    ----------------------------
                                                Warren G. Lichtenstein
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                                By: /s/ David R. Nuzzo
                                                    ----------------------------
                                                David R. Nuzzo
                                                Chief Financial Officer
                                                (Principal Accounting Officer)