Form 10-Q
period 2005-09-30
SL INDUSTRIES INC
filed 2005-11-09
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No   X
                                    ----    -----

       The number of shares of common stock outstanding as of November 3,
                              2005 were 5,589,611.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets September 30, 2005 (Unaudited) and
           December 31, 2004.............................................     1
        Consolidated Statements of Income and Comprehensive Income Three
           Months Ended September 30, 2005 and 2004 (Unaudited) and Nine
           Months Ended September 30, 2005 and 2004 (Unaudited)..........     2
        Consolidated Statements of Cash Flows Nine Months Ended
           September 30, 2005 and 2004 (Unaudited).......................     3
        Notes to Consolidated Financial Statements (Unaudited)...........     4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    18

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    32

Item 4. Controls and Procedures..........................................    32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......    33

Item 5. Other Information................................................    34

Item 6. Exhibits.........................................................    34

SIGNATURES...............................................................    36

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,    December 31,
                                                    2005            2004
                                               -------------   -------------
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............   $  6,696,000    $  2,659,000
   Marketable securities ...................        485,000              --
   Receivables, net ........................     16,199,000      15,734,000
   Inventories, net ........................     13,823,000      15,839,000
   Prepaid expenses ........................      1,051,000         714,000
   Deferred income taxes, net ..............      2,629,000       3,044,000
                                               ------------    ------------
         Total current assets ..............     40,883,000      37,990,000
                                               ------------    ------------

Property, plant and equipment, net .........      8,494,000       8,509,000
Deferred income taxes, net .................      3,568,000       3,280,000
Goodwill, net ..............................     10,303,000      10,303,000
Other intangible assets, net ...............      1,112,000       1,209,000
Other assets and deferred charges ..........      1,748,000       1,793,000
                                               ------------    ------------
         Total assets ......................   $ 66,108,000    $ 63,084,000
                                               ============    ============

LIABILITIES
Current liabilities:
   Debt, current portion ...................   $         --    $    559,000
   Accounts payable ........................      5,465,000       5,626,000
   Accrued income taxes ....................        693,000         962,000
   Accrued liabilities
      Payroll and related costs ............      5,918,000       6,059,000
      Other ................................      4,171,000       5,288,000
                                               ------------    ------------
         Total current liabilities .........     16,247,000      18,494,000
                                               ------------    ------------
Debt, less current portion .................             --       1,456,000
Deferred compensation and supplemental
   retirement benefits .....................      3,719,000       3,858,000
Other liabilities ..........................      1,505,000       1,589,000
                                               ------------    ------------
         Total liabilities .................     21,471,000      25,397,000
                                               ------------    ------------

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized,
   6,000,000 shares; none issued ...........   $         --    $         --
Common stock, $.20 par value; authorized,
   25,000,000 shares; issued, 8,298,000
   shares ..................................      1,660,000       1,660,000
Capital in excess of par value .............     40,007,000      39,210,000
Accumulated other comprehensive income .....        (54,000)             --
Retained earnings ..........................     23,169,000      17,690,000
Treasury stock at cost, 2,718,000 and
   2,844,000 shares, respectively ..........    (20,145,000)    (20,873,000)
                                               ------------    ------------
         Total shareholders' equity ........     44,637,000      37,687,000
                                               ------------    ------------
         Total liabilities and shareholders'
            equity .........................   $ 66,108,000    $ 63,084,000
                                               ============    ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                 -------------------------   -------------------------
                                                                     2005          2004          2005          2004
                                                                 -----------   -----------   -----------   -----------
Net sales ....................................................   $32,098,000   $30,910,000   $95,813,000   $88,059,000
Cost and expenses:
   Cost of products sold .....................................    20,931,000    19,630,000    61,356,000    55,795,000
   Engineering and product development .......................     2,294,000     2,284,000     7,071,000     6,867,000
   Selling, general and administrative .......................     5,050,000     5,827,000    17,765,000    17,803,000
   Depreciation and amortization .............................       481,000       498,000     1,452,000     1,441,000
                                                                 -----------   -----------   -----------   -----------
Total cost and expenses ......................................    28,756,000    28,239,000    87,644,000    81,906,000
                                                                 -----------   -----------   -----------   -----------
Income from operations .......................................     3,342,000     2,671,000     8,169,000     6,153,000
Other income (expense):
   Amortization of deferred financing costs ..................      (236,000)     (112,000)     (460,000)     (336,000)
   Interest income ...........................................        61,000        22,000       128,000        83,000
   Interest expense ..........................................      (236,000)      (59,000)     (385,000)     (207,000)
                                                                 -----------   -----------   -----------   -----------
Income from continuing operations before income taxes ........     2,931,000     2,522,000     7,452,000     5,693,000
Income tax provision (benefit) ...............................       379,000       (32,000)    1,573,000       894,000
                                                                 -----------   -----------   -----------   -----------
Income from continuing operations ............................     2,552,000     2,554,000     5,879,000     4,799,000
Income (loss) from discontinued operations (net of tax) ......       (98,000)       (3,000)     (398,000)    2,473,000
                                                                 -----------   -----------   -----------   -----------
Net income ...................................................   $ 2,454,000   $ 2,551,000   $ 5,481,000   $ 7,272,000
                                                                 ===========   ===========   ===========   ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations .........................   $      0.46   $      0.44   $      1.06   $      0.82
   Income (loss) from discontinued operations (net of tax) ...         (0.02)         0.00         (0.07)         0.42
                                                                 -----------   -----------   -----------   -----------
   Net income ................................................   $      0.44   $      0.44   $      0.99   $      1.24
                                                                 ===========   ===========   ===========   ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE ...................                                                       *
   Income from continuing operations .........................   $      0.44   $      0.43   $      1.03   $      0.80
   Income (loss) from discontinued operations (net of tax) ...         (0.02)         0.00         (0.07)         0.41
                                                                 -----------   -----------   -----------   -----------
   Net income ................................................   $      0.42   $      0.43   $      0.96   $      1.22
                                                                 ===========   ===========   ===========   ===========
Shares used in computing basic net income (loss)
   per common share ..........................................     5,580,000     5,801,000     5,528,000     5,873,000
Shares used in computing diluted net income (loss)
   per common share ..........................................     5,781,000     5,909,000     5,728,000     5,978,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                 -------------------------   -------------------------
                                                                     2005          2004          2005          2004
                                                                 -----------   -----------   -----------   -----------
Net income ...................................................    $2,454,000    $2,551,000    $5,481,000    $7,272,000
Other comprehensive loss (net of tax):
   Unrealized loss on securities .............................      (101,000)           --       (54,000)           --
                                                                  ----------    ----------    ----------    ----------
Comprehensive income .........................................    $2,353,000    $2,551,000    $5,427,000    $7,272,000
                                                                  ==========    ==========    ==========    ==========

*    Earnings per share does not add due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                   (Unaudited)

                                                                                          2005          2004
                                                                                      -----------   -----------
OPERATING ACTIVITIES:
   Income from continuing operations ..............................................   $ 5,879,000   $ 4,799,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation ................................................................     1,167,000     1,232,000
      Amortization ................................................................       285,000       209,000
      Amortization of deferred financing costs ....................................       460,000       336,000
      Non-cash compensation expense ...............................................        40,000       602,000
      Provisions for losses on accounts receivable ................................        27,000        75,000
      Deferred compensation and supplemental retirement benefits ..................       272,000       354,000
      Deferred compensation and supplemental retirement benefit payments ..........      (404,000)     (405,000)
      Increase in deferred income taxes ...........................................       (38,000)     (661,000)
      Gain on sale of equipment ...................................................            --        (8,000)
      Changes in operating assets and liabilities, excluding effects of business dispositions:
         Accounts receivable ......................................................      (579,000)   (4,150,000)
         Inventories ..............................................................     2,016,000    (4,224,000)
         Prepaid expenses .........................................................       (41,000)      254,000
         Other assets .............................................................      (411,000)     (465,000)
         Accounts payable .........................................................      (160,000)    3,117,000
         Accrued liabilities ......................................................    (1,522,000)     (174,000)
         Accrued income taxes .....................................................       (90,000)    2,014,000
                                                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................................     6,901,000     2,905,000
                                                                                      -----------   -----------
INVESTING ACTIVITIES:
   Proceeds from sale of subsidiary (cash and notes receivable) ...................            --     1,000,000
   Proceeds from sale of equipment ................................................            --         9,000
   Purchases of property, plant and equipment .....................................    (1,186,000)   (1,167,000)
   Purchases of securities available for sale .....................................      (567,000)           --
   Purchases of other assets ......................................................      (310,000)           --
                                                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES .............................................    (2,063,000)     (158,000)
                                                                                      -----------   -----------
FINANCING ACTIVITIES:
   Payments of deferred financing costs ...........................................      (207,000)           --
   Payments of term loans .........................................................    (2,015,000)     (747,000)
   Proceeds from stock options exercised ..........................................     1,511,000       272,000
   Treasury stock sales (purchases) ...............................................        13,000    (6,218,000)
                                                                                      -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES .............................................      (698,000)   (6,693,000)
                                                                                      -----------   -----------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS ............................      (103,000)    1,523,000
                                                                                      -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................................     4,037,000    (2,423,000)
                                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................     2,659,000     3,501,000
                                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................   $ 6,696,000   $ 1,078,000
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ....................................................................   $   444,000    $   214,000
      Income taxes ................................................................   $ 1,321,000    $ 1,426,000

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

2. MARKETABLE SECURITIES

The Company has classified its investments in marketable securities as "available-for-sale" in accordance with the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The investments, which have a cost basis of $567,000, are carried at fair value determined by currently available market prices. The unrealized loss, net of tax, in the amount of $54,000, is reported in accumulated other comprehensive income as a component of shareholders' equity until realized.

3. RECEIVABLES

Receivables at September 30, 2005 and December 31, 2004 consisted of the following:

                                        September 30,   December 31,
                                             2005           2004
                                        -------------   ------------
                                               (in thousands)
Trade receivables                          $16,408        $15,771
Less allowances for doubtful accounts         (517)          (472)
                                           -------        -------
                                            15,891         15,299
Recoverable income taxes                        64             82
Other                                          244            353
                                           -------        -------
                                           $16,199        $15,734
                                           =======        =======

4. INVENTORIES

Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

                         September 30,   December 31,
                             2005            2004
                         -------------   ------------
                                (in thousands)
Raw materials               $ 8,916         $ 9,669
Work in process               5,592           5,000
Finished goods                1,956           3,633
                            -------         -------
                             16,464          18,302
Less allowances              (2,641)         (2,463)
                            -------         -------
                            $13,823         $15,839
                            =======         =======

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

The table below sets forth the computation of basic and diluted net income per share:

                                      Three Months Ended September 30,
                         ---------------------------------------------------------
                                     2005                          2004
                         ---------------------------   ---------------------------
                                  (in thousands, except per share amounts)
                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per
   common share          $2,454    5,580     $0.44     $2,551    5,801     $0.44
Effect of dilutive
   securities                --      201     (0.02)        --      108     (0.01)
                         ------    -----     -----     ------    -----     -----
Diluted net income per
   common share          $2,454    5,781     $0.42     $2,551    5,909     $0.43
                         ======    =====     =====     ======    =====     =====

                                      Nine Months Ended September 30,
                         ---------------------------------------------------------
                                     2005                          2004
                         ---------------------------   ---------------------------
                                  (in thousands, except per share amounts)
                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per
   common share          $5,481    5,528    $ 0.99     $7,272    5,873    $ 1.24
Effect of dilutive
   securities                --      200     (0.03)        --      105     (0.02)
                         ------    -----    ------     ------    -----    ------
Diluted net income per
   common share          $5,481    5,728    $ 0.96     $7,272    5,978    $ 1.22
                         ======    =====    ======     ======    =====    ======

For the nine-month periods ended September 30, 2005 and September 30, 2004, common stock options of 6,250 and 480,857, respectively, were excluded from the dilution computations because the exercise prices of such options were greater than the average market price of the Company's common stock during these periods.

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

Under APB 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized a benefit of approximately $450,000 and an expense of $24,000 in the three-month periods ended September 30, 2005 and September 30, 2004, respectively, and expenses of approximately $40,000 and $451,000 in the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, in compensation expense related to certain stock-based compensation arrangements.

The exercise price of stock options generally equals the market price of the Company's common stock on the date of grant. Compensation cost has been recognized for the Company's stock option plans as noted in the table below. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net income and net income per common share would have been as follows:

                                                         Three Months Ended   Nine Months Ended
                                                           September 30,         September 30,
                                                        -------------------   ------------------
                                                           2005     2004        2005     2004
                                                          ------   ------      ------   ------
                                                        (in thousands, except per share amounts)
Net income, as reported                                   $2,454   $2,551      $5,481   $7,272
Add/(Deduct): Stock-based employee compensation
   expense (benefit) included in reported net income,
   net of related tax effects                               (286)      15          26      316
                                                          ------   ------      ------   ------
                                                           2,168    2,566       5,507    7,588
Add/(Deduct): Total stock-based employee
   compensation expense (benefit) determined under
   fair value based method for awards granted,
   modified, or settled, net of related tax effects          286      (17)       (109)    (462)
                                                          ------   ------      ------   ------
Pro forma net income                                      $2,454   $2,549      $5,398   $7,126
                                                          ======   ======      ======   ======
Earnings per common share:
Basic - as reported                                       $ 0.44   $ 0.44      $ 0.99   $ 1.24
Basic - pro forma                                         $ 0.44   $ 0.44      $ 0.98   $ 1.21

Diluted - as reported                                     $ 0.42   $ 0.43      $ 0.96   $ 1.22
Diluted - pro forma                                       $ 0.42   $ 0.43      $ 0.94   $ 1.19

In December 2004, the FASB revised SFAS 123 by issuing SFAS 123(R), "Share-Based Payment" (Note 7).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                           Nine Months     Nine Months
                                                              Ended           Ended
                                                          September 30,   September 30,
                                                              2005            2004
                                                          -------------   -------------
Expected dividend yield                                            0.0%            0.0%
Expected stock price volatility                                  44.31%          58.97%
Risk-free interest rate                                           4.18%           2.81%
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

6. INCOME TAX

The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates:

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                           2005   2004
                                                           ----   ----
Statutory rate                                              34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings                        (1)    (2)
Tax rate differential on domestic
   manufacturing deduction                                  (1)    --
International rate differences                               1      1
State income taxes, net of federal income tax benefit        4      5
Research and development tax credits                        (6)   (22)
Foreign tax credit                                          (9)    --
Other                                                       (1)    --
                                                           ---    ---
                                                            21%    16%
                                                           ===    ===

During the nine months ended September 30, 2005, the Company recorded additional benefits from research and development tax credits of $426,000, of which approximately $145,000 relates to prior years and $281,000 relates to the current year. As of September 30, 2005, the Company's gross research and development tax credit carryforwards totaled approximately $3,027,000. Of these credits, approximately $2,513,000 can be carried forward for fifteen years and expire between 2013 and 2020, while $514,000 will carry forward indefinitely.

During the quarter ended September 30, 2005, the Company recorded the benefits from foreign tax credits of $681,000. As of September 30, 2005, the Company's gross foreign tax credits totaled approximately $1,205,000. These credits can be carried forward for ten years and expire between 2009 and 2015.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R were to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, which for the Company would be for the period ended March 31, 2006. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. The Company may experience a negative impact on its financial position and results of operations by the first quarter of 2006 as a consequence of adopting the grant date fair value provisions of the statement.

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

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                          September 30, 2005                        December 31, 2004
                                --------------------------------------   --------------------------------------
                                              Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                 (in thousands)
Goodwill                          $12,167        $1,864       $10,303      $12,167        $1,864       $10,303
                                  -------        ------       -------      -------        ------       -------
Other Intangible Assets:
  Patents                             919           705           214          946           666           280
  Covenant Not to Compete              --            --            --          110           110            --
  Trademarks                          922           350           572          922           350           572
  Licensing Fees                      355            45           310          355            18           337
  Other                                51            35            16          437           417            20
                                  -------        ------       -------      -------        ------       -------
Total Other Intangible Assets       2,247         1,135         1,112        2,770         1,561         1,209
                                  -------        ------       -------      -------        ------       -------
                                  $14,414        $2,999       $11,415      $14,937        $3,425       $11,512
                                  =======        ======       =======      =======        ======       =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, licensing fees over approximately 10 years, and trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2005 and September 30, 2004 was $28,000 and $37,000, respectively. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2005 and September 30, 2004 was $84,000 and $95,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $113,000 for the next three years, $68,000 in the fourth year and $41,000 in the fifth year. Intangible assets subject to amortization have a weighted average life of approximately twelve years.

9. DEBT

Debt consists of the following:

                                September 30,   December 31,
                                    2005           2004
                                -------------   ------------
                                      (in thousands)
Term loan A                        $--           $1,600
Term loan B                         --              415
                                   ---           ------
                                    --            2,015
Less current portion                --             (559)
                                   ---           ------
Total long-term debt               $--           $1,456
                                   ===           ======

During 2005 until August 2, 2005, the Company was a party to a three-year senior secured credit facility (the "Senior Credit Facility") with LaSalle Business Credit LLC. The Senior Credit Facility provided for a revolving loan and two term loans up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 was based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000. The overadvance amount was fully paid down on April 7, 2004. The two term loans of $2,350,000 and $840,000 were to be paid down over a three-year term. The Senior Credit Facility restricted investments, acquisitions, capital expenditures and dividends. The Senior Credit Facility also contained financial covenants relating to minimum levels of net worth, fixed charge coverages, levels of earnings before interest, taxes, depreciation and amortization and maximum levels of capital expenditures, as defined.

The Company's Senior Credit Facility bore interest ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Senior Credit Facility was secured by all of the Company's assets. The Senior Credit Facility also provided for certain reserves for outstanding letters of credit and other contingencies. These reserves reduced the Company's availability under the revolving loan portion of the Senior Credit Facility. In July 2005, the Company received a waiver related to the reserves for other contingencies. This waiver reduced the Company's reserve requirement by $3,000,000. The entire amount of the loan balances had been classified as current debt for 2005, as the Senior Credit Facility was set to expire on January 6, 2006. The outstanding term loan balances bore interest at an annual rate of 6.75%.

On August 2, 2005, the Company paid the outstanding term loan balances under its existing Senior Credit Facility in the amount of $1,641,000. The Company also paid legal and early termination fees of $212,000. These payments were made from the Company's available funds. Also the Company wrote off approximately $112,000 of the remaining deferred financing costs related to the Senior Credit Facility.

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its Senior Credit Facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined. As of September 30, 2005, the Company did not have any outstanding balances under its Revolving Credit Facility.

10. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                              September 30,   December 31,
                                                   2005           2004
                                              -------------   ------------
                                                     (in thousands)
Taxes (other than income) and insurance          $  477          $  805
Commissions                                         450             482
Accrued litigation and legal fees                   607           1,190
Other professional fees                             493             689
Environmental                                     1,214           1,275
Warranty                                            863             921
Other                                             1,056             915
Reclassified to other long-term liabilities        (989)           (989)
                                                 ------          ------
                                                 $4,171          $5,288
                                                 ======          ======

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended September 30, 2005, is as follows:

                                                               September 30,
                                                                   2005
                                                              --------------
                                                              (in thousands)
Liability, beginning of year                                      $ 921
Expense for new warranties issued                                   722
Expense related to accrual revisions for prior year                  32
Warranty claims paid                                               (812)
                                                                  -----
Liability, end of period                                          $ 863
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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,214,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations. Substantially all of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

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

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In January 2003, the Company submitted to the NJDEP a plan to remediate the site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The Company currently has an accrual of $214,000 for all known costs believed to be probable related to this site. These costs are recorded as a component of continuing operations.

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

As of September 30, 2005 and December 31, 2004, the Company has accrued $1,214,000 and $1,275,000, respectively, for known costs believed to be probable related to environmental matters, which have been included in "Accrued Liabilities - Other" (Note 10).

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

The unaudited comparative results for the three-month periods and nine-month periods ended September 30, 2005 and September 30, 2004 are as follows:

                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
                           ------------------   -----------------
                              2005      2004      2005      2004
                            -------   -------   -------   -------
                                        (in thousands)
NET SALES
Power Electronics Group:
   Condor                   $10,617   $11,442   $33,001   $30,966
   Teal                       8,840     8,394    24,077    23,194
                            -------   -------   -------   -------
      Total                  19,457    19,836    57,078    54,160
                            -------   -------   -------   -------
SL-MTI                        7,440     5,599    21,120    17,381
RFL                           5,201     5,475    17,615    16,518
                            -------   -------   -------   -------
Consolidated                $32,098   $30,910   $95,813   $88,059
                            =======   =======   =======   =======

                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
                           ------------------   -----------------
                             2005       2004      2005     2004
                            -------   -------   -------   -------
                                        (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                   $  832    $ 1,357   $ 3,260   $ 2,758
   Teal                      1,590      1,291     3,725     3,719
                            ------    -------   -------   -------
   Total                     2,422      2,648     6,985     6,477
                            ------    -------   -------   -------
SL-MTI                       1,117        588     2,941     1,846
RFL                            546        496     1,862     1,332
Other                         (743)    (1,061)   (3,619)   (3,502)
                            ------    -------   -------   -------
Consolidated                $3,342    $ 2,671   $ 8,169   $ 6,153
                            ======    =======   =======   =======

                           September 30,   December 31,
                                2005           2004
                           -------------   ------------
                                   (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                     $12,953        $14,105
   Teal                        12,243         12,742
                              -------        -------
      Total                    25,196         26,847
                              -------        -------
SL-MTI                         11,589         10,849
RFL                            15,897         16,767
Other                          13,426          8,621
                              -------        -------
Consolidated                  $66,108        $63,084
                              =======        =======

                           September 30,   December 31,
                                2005           2004
                           -------------   ------------
                                   (in thousands)
INTANGIBLE ASSETS, NET
Teal                          $ 5,839         $ 5,906
SL-MTI                             16              20
RFL                             5,560           5,586
                              -------         -------
Consolidated                  $11,415         $11,512
                              =======         =======

13. DISCONTINUED OPERATIONS

SL WABER, INC.

In August 2001, SL Waber, Inc. ("SL Waber") sold substantially all of its assets including the stock of Waber de Mexico S.A. de C.V. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, SL Waber changed its name to SLW Holdings, Inc. ("SLW Holdings"). There was no activity from operations of SLW Holdings during the fourth quarter of 2001 and thereafter. Net income or losses of SLW Holdings are included in the consolidated statements of income under discontinued operations for all periods presented. In 1997, SL Waber commenced patent infringement litigation against APC, the rights to which were retained by SL Waber after the sale. In February 2004, the Company and APC executed a settlement agreement that provided, among other things, for a release of all claims against APC and granted to APC a paid-up license, in return for the payment to the Company of $4,000,000. The settlement agreement was conditioned on the dismissal with prejudice of the lawsuit. On March 5, 2004, the settlement fee was paid to the Company. The settlement fee, net of tax, in the amount of $2,516,000 is recorded as part of discontinued operations in the Company's consolidated statements of income and cash flows for the nine months ended September 30, 2004. A third party had threatened certain claims against the Company relating to this matter for a portion of the payment. On March 22, 2005, the Company paid a settlement fee to that third party related to this matter, which had been fully reserved at December 31, 2004. The cash effect of the payment is recorded in the cash flow statement as part of discontinued operations for 2005. SLW Holdings is also a party to arbitration proceedings brought by a former customer. The parties are currently in discussions to settle this dispute. The Company believes that neither the results of arbitration nor the terms of a potential settlement, as the case may be, will have a material adverse impact on its consolidated financial position or results of operations. The result of any arbitration award or settlement fee, as the case may be, as well as any costs to litigate the matter are recorded as part of discontinued operations.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). Part of the proceeds of the sale included a $1,000,000 unsecured note which was paid in full in April 2004. All cash proceeds relating to the purchase price for the sale of EME have been received by the Company.

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

14. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Condor, Teal, SL-MTI and the Corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL and the Corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $763,000 and $750,000 during the nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $263,000 and $314,000 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

15. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and the Company's Vice Chairman, Glen Kassan, as well as other assistance provided by SPL from time to time. Until August 15, 2005, Mr. Lichtenstein had been serving as both Chairman and Chief Executive Officer, and Mr. Kassan had been serving as President of the Company. During the nine-month period ended September 30, 2005, the Company expensed $356,000 for SPL services. Of this amount, $40,000 remained payable at September 30, 2005. The Company expensed $356,000 for services performed for the nine-month period ended September 30, 2004.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2005 and September 30, 2004 were $771,000 and $1,005,000, respectively. Accounts receivable due from RFL Communications at September 30, 2005 were $201,000.

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

The Company's business strategy has been to enhance the growth and profitability of each of its businesses by way of accelerated growth through the penetration of attractive new market niches, additional growth in existing markets, further improvement of operations and expansion of global capabilities. The Company expects to achieve these goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize the value of its businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

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

ACCOUNTING FOR INCOME TAXES

The Company's income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under Statement of Financial Accounting Standard No. 109 ("SFAS 109") in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income, to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of income.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of September 30, 2005 and December 31, 2004, the Company had recorded total valuation allowances of $3,682,000 and $3,267,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of September 30, 2005 and December 31, 2004 were $6,197,000 and $6,324,000, respectively, net of valuation allowances of $3,682,000 and $3,267,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

LIQUIDITY AND CAPITAL RESOURCES

                            September 30,   December 31,
                                 2005           2004       $ Variance   % Variance
                            -------------   ------------   ----------   ----------
                                                (in thousands)
Cash and cash equivalents      $ 6,696         $ 2,659       $ 4,037       152%
Bank debt                      $    --         $ 2,015       $(2,015)     (100%)
Working capital                $24,636         $19,496       $ 5,140        26%
Shareholders' equity           $44,637         $37,687       $ 6,950        18%

At September 30, 2005, the Company maintained a cash balance of $6,696,000. During the nine-month period ended September 30, 2005, the net cash provided by operating activities was $6,901,000, as compared to net cash provided by operating activities of $2,905,000 during the nine-month period ended September 30, 2004. The primary sources of cash from operating activities for the nine-month period ended September 30, 2005 were income from continuing operations of $5,879,000 and a decrease in inventories of $2,016,000. These sources of cash were partially offset by a decrease in accrued liabilities of $1,522,000. The decrease in inventory is primarily attributable to activities at RFL and Condor, which had decreases in inventory of $1,389,000 and $1,117,000, respectively, offset by an increase in inventory at MTI of $670,000. Decreases in inventory at RFL and Condor were due to the timing of sales in the third quarter of 2005, compared to the quarter ended December 31, 2004. The decrease in accrued liabilities is primarily related to payments made by the Company to settle certain litigation, fees and claims, which the Company had accrued at December 31, 2004. In the nine-month period ended September 30, 2004, net cash provided by operating activities was $2,905,000. The primary sources of cash were income from continuing operations, an increase in accounts payable of $3,117,000 and, to a lesser extent, an increase in accrued income taxes of $2,014,000. The primary uses of cash from operating activities for the nine-month period ended September 30, 2004 were increases in accounts receivable and in inventory in the amount of $8,374,000.

During the nine-month period ended September 30, 2005, net cash used in investing activities was $2,063,000. The primary uses of cash in investing activities were related to purchases of securities available for sale in the amount of $567,000 and the purchase of machinery and equipment in the amount of $1,186,000. During the nine-month period ended September 30, 2004, net cash used in investing activities was $158,000. The uses of cash in investing activities were primarily related to the purchases of machinery and equipment in the amount of $1,167,000. These uses of cash were principally offset by the proceeds of $1,000,000 received by the Company on April 2, 2004 as a final cash payment from the sale of EME.

During the nine-month period ended September 30, 2005, net cash used in financing activities was $698,000. This use of cash was principally related to payments against the Senior Credit Facility in the amount of $2,015,000, partially offset by the proceeds from the exercise of stock options of $1,511,000. During the nine-month period ended September 30, 2004, net cash used in financing activities was $6,693,000, primarily due to the purchase of treasury stock. During 2004, the Company purchased treasury stock in the amount of approximately $6,076,000, for 545,900 shares at an average price of $11.13 per share, under the Company's repurchase program approved by the Board of Directors on December 12, 2003. Also during this period, the Company made payments of $747,000 against the Senior Credit Facility. These uses of cash were partially offset by proceeds from stock options exercised during the year in the amount of $272,000.

During 2005 until August 2, 2005, the Company was a party to a three-year Senior Secured Credit Facility with LaSalle Business Credit LLC. The Senior Credit Facility, which provided for a revolving loan facility and two term loans, up to a maximum indebtedness of $20,000,000. The revolving loan of up to $16,810,000 was based upon eligible receivables and inventory, as well as an overadvance amount of $1,500,000, which was repaid in full on April 7, 2004. The two term loans of $2,350,000 and $840,000 were to be amortized over a three-year term. The Senior Credit Facility restricted investments, acquisitions, capital expenditures and dividends. It contained financial covenants relating to minimum levels of net worth, fixed charge coverage and EBITDA levels, as defined. The Senior Credit Facility bore interest ranging from the prime rate plus fifty basis points to prime rate plus 2%. The Senior Credit Facility was secured by all of the Company's assets.

On August 2, 2005, the Company paid the outstanding term loan balances under the above Senior Credit Facility in the amount of $1,641,000. The Company also paid $212,000 in early termination and legal fees. On August 3, 2005, the Company entered into a Revolving Credit Facility with Bank of America, N.A. (see Note 9 in Part I Notes to Consolidated Financial Statements under this Form 10-Q).

The Company's current ratio was 2.52 to 1 at September 30, 2005 and 2.05 to 1 at December 31, 2004. The current ratio changed primarily due to an increase in cash of $4,037,000 primarily due to net cash provided by operating activities and cash from stock option exercises of $1,511,000, a decrease in accrued liabilities of $1,258,000 and a decrease in current debt of $559,000.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 0% at September 30, 2005 and 5% at December 31, 2004. During the first nine months of 2005, total debt decreased by $2,015,000.

Capital expenditures of $1,186,000 were made during the first nine months of 2005. These expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a $19,000 increase from the comparable period in 2004.

During the first nine months of 2005, the Company was able to generate adequate amounts of cash to meet its operating needs, reduce total borrowings by $2,015,000, purchase machinery and equipment in the amount of $1,186,000 and purchase securities available for sale in the amount of $567,000. All of the Company's operating segments had income from operations for the nine months ended September 30, 2005.

Management believes that cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations and working capital requirements.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of September 30, 2005:

                    Less Than     1 to 3      4 to 5      After
                      1 Year       Years       Years     5 Years       Total
                    ---------     ------      ------     -------      -------
                                          (in thousands)
Operating Leases      $431        $1,605       $  8       $ --         $2,044
Debt                    --            --         --         --             --
Capital Leases          54            27         --         --             81
Other Obligations       51           172        134        182            539
                      ----        ------       ----       ----         ------
                      $536        $1,804       $142       $182         $2,664
                      ====        ======       ====       ====         ======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

The table below shows the comparison of net sales for the quarter ended September 30, 2005 and the quarter ended September 30, 2004:

                            Three Months    Three Months    $ Variance    % Variance
                               Ended           Ended           Over           Over
                           September 30,   September 30,   Same Quarter   Same Quarter
                                2005            2004         Last Year      Last Year
                           -------------   -------------   ------------   ------------
                                                  (in thousands)
Power Electronics Group:
   Condor                     $10,617         $11,442         $ (825)          (7%)
   Teal                         8,840           8,394            446            5%
                              -------         -------         ------          ---
      Total                    19,457          19,836           (379)          (2%)
                              -------         -------         ------          ---
SL-MTI                          7,440           5,599          1,841           33%
RFL                             5,201           5,475           (274)          (5%)
                              -------         -------         ------          ---
Total                         $32,098         $30,910         $1,188            4%
                              =======         =======         ======          ===

The table below shows the comparison of income from operations for the quarter ended September 30, 2005 and the quarter ended September 30, 2004:

                            Three Months    Three Months    $ Variance     % Variance
                               Ended           Ended           Over           Over
                           September 30,   September 30,   Same Quarter   Same Quarter
                                2005            2004         Last Year      Last Year
                           -------------   -------------   ------------   ------------
                                                  (in thousands)
Power Electronics Group:
   Condor                     $  832          $ 1,357         $(525)          (39%)
   Teal                        1,590            1,291           299            23%
                              ------          -------         -----           ---
      Total                    2,422            2,648          (226)           (9%)
                              ------          -------         -----           ---
SL-MTI                         1,117              588           529            90%
RFL                              546              496            50            10%
Other                           (743)          (1,061)          318            30%
                              ------          -------         -----           ---
Total                         $3,342          $ 2,671         $ 671            25%
                              ======          =======         =====           ===

Consolidated net sales for the three-month period ended September 30, 2005 increased by $1,188,000, or 4%, compared to the same period in 2004. Contributing to the increased revenues were SL-MTI, which recorded a sales increase of $1,841,000, or 33%, and Teal, which experienced a sales increase of $446,000, or 5%. Condor recorded decreased sales from 2004 of $825,000, or 7%, and RFL recorded a sales decrease of $274,000, or 5%.

The Company had income from operations of $3,342,000 for the three-month period ended September 30, 2005, as compared to income from operations of $2,671,000 for the corresponding period last year, an increase of $671,000, or 25%.

Income from continuing operations was $2,552,000, or $0.44 per diluted share, compared to $2,554,000, or $0.43 per diluted share in 2004. Income from continuing operations decreased by a minor amount in 2005 compared to 2004. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales decrease of $379,000, or 2%, and a decrease in income from operations of $226,000, or 9%. Condor experienced a decrease in sales of $825,000, or 7%, and a decrease in income from operations of $525,000, or 39%. Condor's decrease in income from operations is primarily due to its decrease in sales. Condor experienced a decrease in sales to manufacturers of industrial equipment of $1,371,000, or 29%, while sales of its medical product line increased approximately $766,000, or 13%. Sales to electrical and electronic distributors also decreased from 2004. Condor's international sales increased approximately 68%, aided by sales to two international customers of new products. Domestic sales decreased by approximately 15%, primarily due to the decrease in sales to the industrial market. Teal experienced a sales increase of $446,000, or 5%, and an increase in income from operations of $299,000, or 23%. Teal's sales increase was attributable to its medical imaging product line. Teal's increase in income from operations is primarily due to increased sales, as well as a reduction in operating costs.

SL-MTI's sales increased $1,841,000, or 33%, while income from operations increased $529,000, or 90%. The increase in sales was driven by increases in sales to the defense industry and the commercial aerospace markets. Sales of SL-MTI's DC Brush and Brushless Motors increased by $1,392,000, or 34%, in the third quarter of 2005, compared to third quarter of 2004. Also sales of its windings product line increased by $383,000 or 37%. The increase in income from operations is primarily due to the increase in sales.

RFL's sales decreased by $274,000, or 5%, during the third quarter of 2005, compared to the third quarter of 2004, while income from operations increased by $50,000, or 10%, for the comparable periods. Sales of RFL's carrier communications product line decreased by $966,000, or 36%, in the third quarter of 2005, compared to 2004, partially due to a labor strike encountered at one of its largest customers. Sales of RFL's teleprotection products increased by $556,000, or 31%, partially due to sales of new product offerings. The increase in income from operations is attributable to a combination of improved gross profit margins and a reduction in operating costs.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for each of the three-month periods ended September 30, 2005 and September 30, 2004 was approximately 65% and 64%, respectively. Although the cost of products sold, as a percentage of net sales, remained relatively constant for the comparative quarters, the mix within the Company's business segments changed. The cost of products sold percentage for the Power Electronics Group increased by approximately 2%. Both Condor and Teal experienced increases in their cost of products sold, as a percentage of net sales. Condor's cost of products sold, as a percentage of net sales, increased primarily due to lower volume. Teal's cost of products, sold as a percentage of net sales, increased primarily due to increases in the costs of raw materials. SL-MTI recorded an increase in its cost of products sold, as a percentage of net sales, in the third quarter of 2005, as compared to the same period last year, due to product mix, additional training costs and operational inefficiencies, primarily related to the transfer of new programs to its Cedro manufacturing facility in Matamoros, Mexico. RFL's cost of products sold, as a percentage of sales, improved slightly in 2005, compared to 2004, due to product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for each of the three-month periods ended September 30, 2005 and September 30, 2004 were approximately 7% of net sales. All of the Company's business segments engineering and product development expenditures remained relatively constant in 2005, compared to 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of each of 2005 and 2004 were 16% and 19%, respectively. These expenses decreased by $777,000, or 13%, while consolidated sales increased by 4%. All of the Company's business segments reduced or had relatively minor increases in selling, general and administrative expenses in the comparative quarters. During the quarter ended September 30, 2005, the Company recorded a net benefit of $450,000 in compensation expense related to certain stock based compensation arrangements with key executives. This is a favorable decrease in expense of $474,000 from the comparable period in 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of net sales for each of the third quarters of 2005 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Senior Credit Facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs had been deferred and were being amortized over the three-year term of the Senior Credit Facility. On August 2, 2005 the Company terminated its Senior Credit Facility and accordingly wrote off the remaining deferred financing costs related to this facility. In connection with entering into the Revolving Credit Facility with Bank of America, N.A. on August 3, 2005, the Company has incurred costs of approximately $207,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the quarter ended September 30, 2005, amortization of deferred financing costs was $236,000 which included the write-off of the deferred financing costs related to the Senior Credit Facility and the amortization of the deferred financing costs related to the current Revolving Credit Facility with Bank of America, N. A. For the quarter ended September 30, 2004, amortization of deferred financing assets was $112,000.

INTEREST INCOME (EXPENSE)

Interest expense for the three-month period ended September 30, 2005 was $236,000, as compared to $59,000 in the same period last year. Included in interest expense for the quarter ended September 30, 2005 is $185,000 in early termination fees related to the Senior Credit Facility. Interest income was $61,000, for the quarter ended September 30, 2005, compared to $22,000 for the quarter ended September 30, 2004.

TAXES

The effective tax rate for the three-month period ended September 30, 2005 was approximately 13%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits primarily related to foreign tax credits and, to a lesser extent, research and development tax credits. The effective tax rate for the comparable period in 2004 was a benefit of approximately 1%. This tax benefit reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits primarily related to prior years, which were recorded during the period.

DISCONTINUED OPERATIONS

For the three months ended September 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $98,000. This amount includes current legal and litigation charges related to discontinued operations. For the three months ended September 30, 2004, the Company recorded a net loss from discontinued operations, net of tax, of $3,000. This amount includes net billings to insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $190,000, net of tax. These income amounts were offset by environmental, legal and litigation charges related to discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

The table below shows the comparison of net sales for the nine months ended September 30, 2005 and September 30, 2004:

                            Nine Months     Nine Months     $ Variance     % Variance
                               Ended           Ended           Over           Over
                           September 30,   September 30,    Same Period   Same Period
                                2005            2004         Last Year      Last Year
                           -------------   -------------   ------------   -----------++
                                                  (in thousands)
Power Electronics Group:
   Condor                     $33,001         $30,966         $2,035            7%
   Teal                        24,077          23,194            883            4%
                              -------         -------         ------           --
      Total                    57,078          54,160          2,918            5%
                              -------         -------         ------           --
SL-MTI                         21,120          17,381          3,739           22%
RFL                            17,615          16,518          1,097            7%
                              -------         -------         ------          ---
Total                         $95,813         $88,059         $7,754            9%
                              =======         =======         ======          ===

The table below shows the comparison of income from operations for the nine months ended September 30, 2005 and September 30, 2004:

                            Nine Months     Nine Months     $ Variance    % Variance
                               Ended           Ended           Over          Over
                           September 30,   September 30,   Same Period   Same Period
                                2005            2004        Last Year     Last Year
                           -------------   -------------   -----------   -----------
                                                 (in thousands)
Power Electronics Group:
   Condor                     $ 3,260         $ 2,758        $  502           18%
   Teal                         3,725           3,719             6          N/M
                              -------         -------        ------          ---
      Total                     6,985           6,477           508            8%
                              -------         -------        ------          ---
SL-MTI                          2,941           1,846         1,095           59%
RFL                             1,862           1,332           530           40%
Other                          (3,619)         (3,502)         (117)          (3%)
                              -------         -------        ------          ---
Total                         $ 8,169         $ 6,153        $2,016           33%
                              =======         =======        ======          ===

Consolidated net sales for the nine months ended September 30, 2005 increased $7,754,000, or 9%, compared to the nine month period ended September 30, 2004. All of the Company's operating entities had increases in sales ranging from 22% to 4% for the comparable nine month periods. SL-MTI reported a sales increase of $3,739,000, or 22%. Condor sales increased $2,035,000, or 7%. RFL experienced a sales increase of $1,097,000, or 7%. Teal experienced a sales increase of $883,000, or 4%.

The Company recorded income from operations of $8,169,000 for the nine months ended September 30, 2005, compared to income from operations of $6,153,000 for the corresponding period last year. This change represents an increase of $2,016,000, or 33%.

Income from continuing operations was $5,879,000, or $1.03 per diluted share, in 2005, compared to $4,799,000, or $0.80 per diluted share, in 2004. Income from continuing operations benefited by approximately $671,000, or $0.12 per diluted share, in 2005 due to foreign tax credits recorded during the year and by approximately $447,000, or $0.08 per diluted share, related to research and development tax credits recorded principally in the first quarter of 2005. Income from continuing operations benefited by approximately $1,252,000, or $0.21 per diluted share, due to research and development tax credits recorded during 2004. Income from continuing operations increased by $1,080,000, or 23%, for the nine months ended September 30, 2005, compared to the same period in 2004. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group recorded a sales increase of $2,918,000, or 5%, and an increase in income from operations of $508,000, or 8%. Within the Power Electronics Group, Condor recorded a sales increase of $2,035,000, or 7%, and Teal reported a sales increase of $883,000, or 4%. Condor's income from operations increased by $502,000, or 18%, while Teal's income from operations increased slightly compared to 2004. Condor's sales increase is primarily related to its medical product line, which increased approximately by $3,996,000, or 25%. Most of the increase in this product line was achieved in the first quarter of 2005. Condor's industrial product line sales decreased approximately $1,833,000, or 15%. The increase in income from operations is primarily due to the increase in sales. Teal's sales increase was primarily attributable to increases in its medical product line of approximately $4,401,000, partially offset by decreases in its semiconductor business of approximately $3,474,000.

SL-MTI's sales increased by $3,739,000, or 22%. Income from operations increased by $1,095,000, or 59%. The increase in sales was primarily due to increased sales in both the defense and medical markets of 31% and 36%, respectively. Sales of its DC brush and brushless motors increased $2,842,000, or 24%, while the windings product line increased by $886,000, or 25%. The increase in income from operations was the result of increased sales volume and slightly improved gross profit margins, partially offset by an increase in engineering and product development expenses of $96,000, or 6%, over the same period in 2004.

RFL's sales increased by $1,097,000, or 7%, in 2005, compared to the same period in 2004. Income from operations increased by $530,000, or 40%, for the comparable periods. All of RFL's product lines experienced increases in sales, except teleprotection equipment, which decreased by approximately $302,000, or 4%. The largest increase in sales was attributable to its carrier communication product line, which increased by $555,000, or 8%. This sales increase was primarily due to the introduction of new products. Income from operations increased by $530,000, or 40%, primarily due to higher sales volume and lower engineering and product development costs, partially offset by higher selling, general and administrative costs.

COST OF PRODUCTS SOLD

Cost of products sold, as a percentage of sales, for the nine months ended September 30, 2005 and September 30, 2004 was approximately 64% and 63%, respectively. Cost of products sold percentage improved at RFL due to increased volume and product mix. Teal experienced a higher cost of products sold, as a percentage of net sales, in 2005, compared to 2004, due primarily to higher raw material costs. The cost of products sold, as a percentage of net sales, remained relatively constant at Condor and SL-MTI for the nine months ended September 30, 2005, compared to the same period in 2004.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the nine months ended September 30, 2005 and September 30, 2004 was approximately 7% and 8% of net sales, respectively. Engineering and product development expenses increased $204,000, or 3%, in the nine-month period of 2005, as compared to 2004. Other than RFL, all of the Company's business segments increased their engineering and product development expenditures in 2005, compared to 2004. RFL incurred significant expenditures in 2004 related to the development of several new product designs and applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2005 were approximately 19% of net sales, compared to 20% of net sales in 2004. These expenses decreased by $38,000, while sales increased by 9% over the comparative periods. Compensation expenses related to certain stock based compensation arrangements with key executives were $40,000 for the first nine months of 2005, compared to $451,000 for the same period in 2004, or a decrease of $411,000 from the prior year. Without these non-cash charges, selling general and administrative expenses would have increased by $373,000 over the comparable period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the first nine months of 2005 and 2004 were approximately 2% of sales, and remained relatively constant for each period.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $460,000 and $336,000 for the first nine months of 2005 and 2004, respectively. These costs were less than 1% of net sales for each period. The increase in amortization of deferred financing cost in 2005 is primarily related to the write-off of the deferred financing costs related to the Senior Credit Facility, which was terminated on August 2, 2005.

INTEREST INCOME (EXPENSE)

Interest income for the nine months ended September 30, 2005 increased by $45,000, as compared to the same period last year. Interest expense increased by $178,000, due to the payment of early termination fees of $185,000 related to the Company's Senior Credit Facility. Without these fees, interest expenses would have decreased for the first nine months of 2005 due to reduced debt levels.

TAXES

The effective tax rate for the nine months ended September 30, 2005 was approximately 21%, compared to 16% for the nine months ended September 30, 2004. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits and certain income exclusion benefits. Also in 2005, the Company recorded foreign tax credits, which lowered the tax rate by approximately 9%.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $398,000. This amount consisted primarily of the cost of environmental and legal charges, net of tax, related to discontinued operations. For the nine months ended September 30, 2004, the Company recorded income from discontinued operations, net of tax, of $2,473,000. This amount is primarily related to a settlement fee received by SLW Holdings, net of tax, in the amount of $2,516,000 (see Note 13) and the reversal of tax reserves related to discontinued operations. These income amounts, net of tax, were partially offset by environmental, legal and litigation charges related to discontinued operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 12 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the nine months ended September 30, 2005, the Company did not purchase any shares pursuant to the repurchase program; however, it did purchase 21,700 shares through its deferred compensation plans during this period.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                     Total Number       Maximum Number
                                                      of Shares       of Shares That May
                           Total                  Purchased as Part    Yet Be Purchased
                         Number of     Average       of Publicly        under Publicly
                           Shares    Price Paid    Announced Plans    Announced Plans or
Period                   Purchased    per Share      or Programs           Programs
------                   ---------   ----------   -----------------   ------------------
January 1 - 31, 2005         --            --             --                48,024
February 1 - 28, 2005        --            --             --                48,024
March 1 - 31, 2005        1,700(1)     $13.50             --                48,024
April 1 - 30, 2005           --            --             --                48,024
May 1 - 31, 2005          3,800(1)     $16.71             --                48,024
June 1 - 30, 2005         5,400(1)     $17.93             --                48,024
July 1 - 31, 2005         6,900(1)     $17.94             --                48,024
August 1 - 31, 2005          --            --             --                48,024
September 1 - 30, 2005    3,900(1)     $14.57             --                48,024
                         ------        ------            ---
Total                    21,700        $16.77             --
                         ======        ======            ===

(1.) The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services approved in the third quarter of 2005 by its Audit Committee to be performed by Grant Thornton, the Company's external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the third quarter of 2005, the Audit Committee pre-approved the following non-audit services anticipated to be performed by Grant Thornton: 1) Review of Forms 1118 and 5471 to be included in the Company's 2004 U.S. Corporation Income Tax Return; and 2) Analysis and consultation in connection with allowable foreign tax credits.

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

Date: November 7, 2005                  SL INDUSTRIES, INC.
                                        (Registrant)


                                        By: /s/ James C. Taylor
                                            ------------------------------------
                                            James C. Taylor
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ David R. Nuzzo
                                            ------------------------------------
                                            David R. Nuzzo
                                            Chief Financial Officer
                                            (Principal Accounting Officer)