Form 10-K
period 2005-12-31
SL INDUSTRIES INC
filed 2006-03-24
CIK 89270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer in Rule 12b-2 of the Exchange Act).

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant's most recently completed second fiscal quarter, as reported by the American Stock Exchange was approximately $69,879,000.

             The number of shares of common stock outstanding as of
                          March 1, 2006, was 5,614,213.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2006 annual meeting of stockholders.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1     Business .....................................................     1
Item 1A    Risk Factors..................................................     7
Item 2     Properties....................................................    12
Item 3     Legal Proceedings.............................................    13
Item 4     Submission of Matters to a Vote of Security Holders...........    15

PART II
Item 5     Market for Registrant's Common Equity,
              Related Stockholder Matters, and Issuer
              Purchases of Equity Securities.............................    15
Item 6     Selected Financial Data.......................................    17
Item 7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    17
Item 7A    Quantitative and Qualitative Disclosures about
              Market Risk................................................    33
Item 8     Financial Statements and Supplementary Data...................    33
Item 9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    33
Item 9A    Controls and Procedures.......................................    33
Item 9B    Other Information.............................................    34

PART III
Item 10    Directors and Executive Officers of the Registrant............    34
Item 11    Executive Compensation........................................    34
Item 12    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    34
Item 13    Certain Relationships and Related Transactions................    34
Item 14    Principal Accountant Fees and Services........................    34

PART IV
Item 15    Exhibits and Financial Statement Schedules....................    35

SIGNATURES...............................................................    36

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...........    F1

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of medical, aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are generally incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to Original Equipment Manufacturers ("OEMs"), the electric power utility industry, and to a lesser extent, to commercial distributors. On March 29, 1956, the Company was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984.

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

On November 24, 2003, the Company sold substantially all of the assets of its subsidiary, SL Surface Technologies, Inc. ("SurfTech"). The Company received cash of $600,000 at closing. In addition, the purchaser assumed certain liabilities and ongoing obligations of SurfTech. As a result of the transaction, the Company recorded an after tax loss from the sale of discontinued operations of approximately $442,000. The results of operations of SurfTech are presented as discontinued operations for the year ended December 31, 2003.

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its previous credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined.

On August 10, 2005, James C. Taylor was elected as Chief Executive Officer and President of the Company.

On December 19, 2005, the Company announced that it had signed a definitive agreement to acquire all of the outstanding shares of common stock of Ault Incorporated ("Ault") for $2.90 per share in cash. On January 26, 2006, the Company, through a wholly owned subsidiary, completed a tender offer for Ault. The Company acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for $567,000. On January 26, 2006, the Company's wholly owned-subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000 to acquire all of the outstanding shares of Ault's preferred stock. Ault is a leading manufacturer of power conversion products and is a major supplier to OEMs of wireless and wire line communications infrastructure, computer peripherals and handheld devices, medical, industrial, and printing/scanning equipment. Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in Norwood, Massachusetts, and engineering, sales and a manufacturing facility in the People's Republic of China. (For additional information regarding the acquisition of Ault see Subsequent Event Note 19 in the notes to the Consolidated Financial Statements included in Part IV of the Annual Report on Form 10-K).

(B) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about the Company's business segments is incorporated herein by reference to Note 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS

In 2005, the Company operated under four business segments: Condor DC Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI"), and RFL Electronics Inc. ("RFL"). In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, the Company's reportable segments consisted of Condor, Teal (collectively, The Power Electronics Group), SL-MTI and RFL.

CONDOR - Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Standard and custom AC-DC and DC-DC power supplies in both linear and switching configurations are produced, with ranges in power from 1 to 5000 watts, and are manufactured in either commercial or medical configurations. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Power supplies are also used in drive systems for electric equipment and other motion control systems. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, net sales of Condor, as a percentage of consolidated net sales from continuing operations, were 34%, 35% and 38%, respectively.

TEAL - Teal designs and manufactures custom power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market while increasing system performance and customer satisfaction. Customers are also helped by getting necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and industrial systems. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 26%, 25% and 19%, respectively.

SL-MTI - SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. Important programs in both traditional and new market areas have been won as a result of new motor and (patented and patent pending) motor control technologies. New motor and motion controls are used in numerous applications, including aerospace, medical and industrial products. Negotiations are continuing with customers on advanced designs for numerous programs, including fuel cell energy storage systems, high performance missile guidance motors, and medical/surgical drills and saws. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 22%, 21% and 21%, respectively.

RFL - RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently and include a system that is a completely digital, fully-integrated relay/communications terminal, suitable for high-speed protective relaying of overhead or underground high-voltage transmission lines. RFL provides customer service and maintenance for all of its products. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 18%, 19% and 22%, respectively.

THE COMPANY'S DISCONTINUED OPERATIONS CONSIST OF:

SURFTECH - SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented. For the year ended December 31, 2003, net sales of SurfTech were $1,840,000.

EME - EME is based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. EME manufacturered electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented.

SL WABER - SL Waber manufactured surge suppressors that protect computers, audiovisual and other electronic equipment from sudden surges in power. These products were sold to OEM customers as well as to distributors and dealers of electronics and electrical supplies and retailers and wholesalers of office, computer, and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and goodwill, as a going concern. As a result, SL Waber is reported as a discontinued operation for all periods presented.

RAW MATERIALS

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. However in 2005, the Company did experience a sharp increase in the cost of certain strategic raw materials, particular copper. During 2005, there were no major disruptions in the supply of raw materials.

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

BACKLOG

Backlog at March 5, 2006, March 6, 2005 and February 29, 2004 was $39,132,000, $41,607,000 and $42,022,000, respectively. The backlog at March 5, 2006 decreased by $2,475,000, or 6%, compared to March 6, 2005. In 2006 the Company experienced a decrease in orders from OEM's in the medical, industrial and military markets, partially offset by increased orders in the medical imaging market. Also, there has been some shift in orders from OEM's to distributors, which has shorter lead times.

COMPETITIVE CONDITIONS

The Company's businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. In addition, Condor has experienced significant offshore competition for certain products in certain markets. The uncertain commercial aerospace market has also created more competitive conditions in that industry. Each of the Company's businesses differentiates themselves from their competition by concentrating on customized products based on customer needs. The Company's businesses seek a competitive advantage based on quality, service, innovation, delivery and price.

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

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of its former SurfTech subsidiary. These sites are the Company's properties located in Pennsauken, New Jersey, and in Camden, New Jersey. With respect to the Pennsauken site, the Company is one of several defendants in two separate lawsuits, in which it is alleged to be responsible for groundwater contamination. The Company believes it has significant defenses against all or any part of the claims in each of these lawsuits and that any material adverse impact is unlikely. Regarding the Camden site, the Company is still in the early stages of evaluating the nature and extent of any contamination, but based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully accrued as of December 31, 2005 and December 31, 2004. Anticipated environmental costs have been reclassified in discontinued operations as a result of the sale of SurfTech on November 24, 2003. For additional information related to environmental issues, see "Item 3. Legal Proceedings," and Note 13 to the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The Company has reported a soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $220,000, which has been accrued at December 31, 2005. The accrual for this site was $268,000 at December 31, 2004.

EMPLOYEES

As of December 31, 2005, the Company had approximately 1,348 employees. Of these employees, 193 were subject to collective bargaining agreements.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, and New Jersey, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico and Matamoros, Mexico. The Company has outsourced some of its products with contract manufacturers located in Tecate, Mexico; Shanghai, China; and Dongguan, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 13%, 13% and 12% of net sales from continuing operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso. At December 31, 2005 and December 31, 2004, the Company had net liabilities of $639,000 and $286,000, respectively, subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the foreign currencies were not significant in 2005. There can be no assurance that the value of the Mexican peso will continue to remain stable.

Condor manufactures most of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. Teal has moved a limited amount of its manufacturing to a dedicated contract manufacturer located in Tecate, Mexico, and is in the process of establishing a wholly-owned subsidiary at that location. SL-MTI manufactures approximately 75% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Condor, Teal and SL-MTI price and invoice their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI, and eventually Teal, maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 16 and 17 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Additional information regarding the development of the Company's businesses during 2005 and 2004 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

THE COMPANY MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS, LIQUIDITY AND DEBT LEVELS.

Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations, and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company's business, results of operations, and financial condition. In order to finance the working capital requirements of the Company's business, the Company entered into a three-year revolving credit facility with Bank of America and subsequent to December 31, 2005, borrowed funds thereunder. At December 31, 2005, there were no outstanding borrowed funds under the credit facility, and total availability thereunder was $30,000,000. In addition, at December 31, 2005 the Company maintained a cash balance of $9,985,000.

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE, AND THERE MAY BE VOLATILITY IN GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS.

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

General economic conditions and specifically market conditions in the medical, telecommunications, semiconductor and electric power utility equipment industries in the United States and globally, affect the Company's business. In addition, reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

THE COMPANY'S OPERATING RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN CUSTOMERS' BUSINESSES.

Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, aerospace and other businesses, which in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company. Moreover, sales often reflect orders shipped in the same quarter in which they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as some of the Company's customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual large order may affect results of operations.

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

Further, the Company is the subject of various lawsuits and actions relating to environmental issues, including an administrative action in connection with SurfTech's Pennsauken facility which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to NJDEP (as defined herein). In addition, a class action suit was filed on June 12, 2002 against the Company, SurfTech and 37 other defendants alleging that the plaintiffs may suffer personal injuries as a result of consuming contaminated water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). There can be no assurance that the Company will be able to successfully defend itself against or settle at a reasonable cost these or any other actions to which it is a party. For additional information related to environmental risks, see "Item 3. Legal Proceedings," and Note 13 to the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

THE COMPANY MAY HAVE TO PAY SIGNIFICANT COSTS FOR REGULATORY COMPLIANCE AND LITIGATION.

Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Company's business. Additionally, the Company is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. In the second quarter of 2005, the Company paid $809,000 to satisfy a judgment resulting from a lawsuit brought by a former customer of SL-MTI. In the future there can be no assurance of the outcome in any litigation. An adverse determination in any one or more significant legal actions could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 3. Legal Proceedings," and Note 13 to the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company's markets that are currently experiencing economic uncertainty; increasing prices, products and services offered by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company's products and services; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including economic instability in the event of a future terrorist attack or sharp increases in the cost of energy and interest rate and currency exchange rate fluctuations and other future factors.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2005.

                                                                                       Approx.
                                                                                       Square   Owned or Leased And
          Location                               General Character                     Footage    Expiration Date
          --------                               -----------------                    --------  -------------------
Oxnard, CA                     Manufacture and distribution of power supply            36,500   Leased - 4/30/06
                               products (Condor)

Ventura, CA                    Manufacture and distribution of power supply            31,200   Leased - 4/30/11
                               products (Condor)

Mexicali, Mexico               Manufacture and distribution of power supply            62,500   Leased - 4/30/06
                               products (Condor)                                       14,500   Leased - 4/30/06

South Molton, United Kingdom   Distribution of power supply products (Condor)           2,500   Leased - 6/30/10

San Diego, CA                  Manufacture of power distribution and conditioning      45,054   Leased - 3/22/07
                               units (Teal)

Montevideo, MN                 Manufacture of precision motors and motion control      30,000   Owned
                               systems (SL-MTI)

Matamoros, Mexico              Manufacture of precision motors (SL-MTI)                28,517   Leased - 12/31/07

Boonton Twp., NJ               Manufacture of electric utility equipment protection    78,000   Owned
                               systems (RFL)

Camden, NJ                     Industrial surface finishing (Other) (1)                15,800   Owned

Pennsauken, NJ                 Document warehouse (Other) (2)                           6,000   Owned

Mt. Laurel, NJ                 Corporate office (Other)                                 4,200   Leased - 11/30/08

(1) Ownership retained by the Company after the sale of SurfTech on November 24, 2003.

(2)  Formerly used for industrial surface finishing operations.

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

On June 12, 2002, the Company and SurfTech were served with notice of a class action complaint filed in Superior Court of New Jersey for Camden County. The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey).

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

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. During 2005 and 2004, the Company billed these insurers a total of $131,000 and $654,000, respectively, for their contingent commitments. Reimbursed cost related to these billings is recorded in discontinued operations.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at six sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,220,000. Of this amount, the Company expects to spend approximately $293,000 related to environmental matters in 2006. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In the second quarter of 2005, the Company paid Eaton Aerospace LLC a final judgment of $809,000, with respect to a lawsuit filed by Eaton alleging breach of contract and warranty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently registered on both the AMEX and the Philadelphia Stock Exchange under the symbol "SLI." The Company moved from the NYSE to the AMEX on April 30, 2003. The following table sets forth the high and low closing sales price per share of the Company's common stock for the periods indicated:

                         Year                     Year
               Ended December 31, 2005   Ended December 31, 2004
               -----------------------   -----------------------
                     HIGH    LOW              HIGH      LOW
                    -----   -----            -----     -----
Stock Prices
1st Quarter         14.09   12.45            10.00      8.15
2nd Quarter         18.14   14.03            11.24      9.18
3rd Quarter         18.33   13.93            11.50      9.90
4th Quarter         17.76   13.20            14.46     11.07

As of March 1, 2006, there were approximately 701 registered shareholders. The Company suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future. The Revolving Credit Facility restricts the payment of dividends. Additional information pertaining to the Revolving Credit Facility is found in Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

For the "Equity Compensation Plan Information," please refer to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of the common stock of the Company. Any repurchases would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2005, the Company did not repurchase any shares pursuant to its stock repurchase program; however, it did purchase 25,000 shares through its deferred compensation plans. For the twelve months ended December 31, 2004, the Company purchased 545,900 shares pursuant to its stock repurchase program and 56,500 shares through its deferred compensation plans.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                             Total Number       Maximum Number
                                              of Shares       of Shares That May
                   Total                  Purchased as Part    Yet Be Purchased
                 Number of     Average       of Publicly        under Publicly
                   Shares    Price Paid    Announced Plans    Announced Plans or
    Period       Purchased    per Share      or Programs           Programs
    ------       ---------   ----------   -----------------   ------------------
January 2005         --            --             --                48,024
February 2005        --            --             --                48,024
March 2005        1,700(1)     $13.50             --                48,024
April 2005           --            --             --                48,024
May 2005          3,800(1)     $16.71             --                48,024
June 2005         5,400(1)     $17.93             --                48,024
July 2005         6,900(1)     $17.94             --                48,024
August 2005          --            --             --                48,024
September 2005    3,900(1)     $14.57             --                48,024
October 2005         --            --             --                48,024
November 2005        --            --             --                48,024
December 2005     3,300(1)     $17.05             --                48,024
                 ------        ------            ---
Total            25,000        $16.81             --
                 ======        ======            ===

(1) The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the calendar years ended December 31, 2005, 2004, 2003, 2002 and 2001 are presented below.

                                                            Years Ended December 31,
                                              ----------------------------------------------------
                                                2005       2004       2003       2002       2001
                                              --------   --------   --------   --------   --------
                                                  (amounts in thousands except per share data)
Net sales(1)                                  $126,873   $118,804   $105,284   $107,912   $109,770
Income (loss) from continuing operations      $  7,620   $  6,301   $  3,742   $    801   $ (8,452)
(Loss) income from discontinued operations    $   (473)  $  2,371   $ (2,422)  $ (1,271)  $ (2,927)
Net income (loss)(2)                          $  7,147   $  8,672   $  1,320   $   (470)  $(11,379)
Diluted net income (loss) per common share    $   1.25   $   1.48   $   0.22   $  (0.08)  $  (2.00)
Shares used in computing diluted net income
   (loss) per common share                       5,738      5,871      5,956      5,867      5,698
Cash dividend per common share                $     --   $     --   $     --   $     --   $     --
YEAR-END FINANCIAL POSITION
Working capital                               $ 25,807   $ 19,496   $ 16,612   $ 10,107   $ 12,132
Current ratio(3)                                  2.40       2.05       1.98       1.03       1.01
Total assets                                  $ 70,314   $ 63,084   $ 58,421   $ 90,667   $109,911
Long-term debt                                $     --   $  1,456   $  2,015   $     --   $     --
Shareholders' equity                          $ 46,645   $ 37,687   $ 34,581   $ 32,983   $ 33,204
Book value per share                          $   8.33   $   6.91   $   5.82   $   5.59   $   5.81
OTHER
Capital expenditures(4)                       $  1,904   $  1,642   $  1,616   $  1,466   $  1,039
Depreciation and amortization                 $  1,986   $  2,133   $  1,851   $  2,634   $  3,670

(1) On November 24, 2003, the Company sold certain assets of SurfTech. On January 6, 2003, effective for the year ended December 31, 2002, the Company sold EME, and in 2001, the Company sold certain assets of SL Waber. Accordingly, the operations of SurfTech, EME, and SL Waber have been accounted for as discontinued operations in all periods presented.

(2) Fiscal 2004 includes a settlement fee of $2,516,000, net of tax, received by SL Waber and the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. Fiscal 2003 includes an asset impairment of $275,000 recorded against the carrying value of the Company's property located in Camden, New Jersey. Fiscal 2002 includes $1,834,000 of special charges related to change-of-control and proxy costs, $703,000 of impairment charges related to the write-off of goodwill, $556,000 and $147,000 of asset impairment charges at SurfTech. Fiscal 2001 includes costs related to inventory write-offs of $2,890,000, asset impairment charges of $4,145,000 and restructuring costs of $3,683,000 related to Condor, and inventory write-offs of $50,000 and restructuring, and intangible asset impairment charges of $185,000 and $125,000, respectively, related to SurfTech.

(3) The current ratio for 2002 and 2001 includes all debt classified as current, due to the December 31, 2002 maturity date of the Company's previous revolving credit facility. The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(4)  Excludes assets acquired in business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, two of which have significant manufacturing operations in Mexico. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its

\
presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

ORGANIZATION OF FINANCIAL INFORMATION

The Company's Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company's financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 16, the Company provides a summary of net sales, income from continuing operations before income taxes, total assets and depreciation and amortization by industry segment. The Company's Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.

SIGNIFICANT TRANSACTIONS AND FINANCIAL TRENDS

Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company's Management Discussion and Analysis for fiscal 2005 also includes income and charges related to discontinued operations. Significant transactions in 2005 that impacted the Company's financial results and cash flows included: 1) the repayment of the Company's previous credit facility in the amount of $2,015,000; 2) the receipt of proceeds from stock options exercised during the year in the amount of $1,399,000; 3) the recording of foreign tax credits, which has increased income from continuing operations by approximately $1,035,000, or $0.18 per diluted share; and 4) the purchase of approximately 4.8% of the outstanding shares of Ault for $567,000. The Company completed a tender offer for Ault on January 26, 2006 (see Subsequent Events Note 19 presented in Part IV of this report of Form 10-K). Significant transactions in 2004 that impacted the Company's financial results and cash flows included: 1) the expenditure of $6,076,000 to acquire 545,900 shares of common stock pursuant to the Company's publicly announced repurchase program; 2) the tax benefit of approximately $1,295,000, or $0.22 per diluted share, due to research and development tax credits recorded during 2004; and 3) the accrual of $809,000 in compensation expense related to certain stock based compensation arrangements with key executives. The compensation expenses are non-cash charges for the year and are recorded in selling, general and administrative expenses. In addition, the Company recorded income related to a settlement fee received by SL Waber, net of tax, in the amount of $2,516,000 and net proceeds from insurance companies related to the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. These transactions were reported as part of income from discontinued operations.

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

ACCOUNTING FOR INCOME TAXES

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under Statement of Financial Accounting Standard ("SFAS") No. 109 in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of December 31, 2005, the Company had recorded total valuation allowances of $3,572,000 due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance or reduce existing allowances that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of December 31, 2005 were $5,980,000, net of valuation allowances of $3,572,000. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

The Company's effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The Company's 2005 results do not reflect the impact of the American Jobs Creation Act of 2004 (the "Jobs Act"). The Company re-evaluated its position with respect to the indefinite reinvestment of foreign earnings account for the possible election of the repatriation provisions contained in the Jobs Act. The result of this evaluation had no impact on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

                               December 31,   December 31,
                                   2005           2004       $ Variance   % Variance
                               ------------   ------------   ----------   ----------
                                                   (in thousands)
Cash and cash equivalents         $ 9,985        $ 2,659      $ 7,326         276%
Bank debt                         $    --        $ 2,015      $(2,015)       (100%)
Working capital: (less cash)      $15,822        $16,837      $(1,015)         (6%)
Shareholders' equity              $46,645        $37,687      $ 8,958          24%
                                  -------        -------      -------        ----

At December 31, 2005, the Company maintained a cash balance of $9,985,000, with no outstanding bank debt. During the year ended December 31, 2005 ("2005"), the net cash provided by continuing operating activities was $11,208,000, as compared to net cash provided by continuing operating activities of $4,543,000 during the year ended December 31, 2004 ("2004"). The primary sources of cash provided by continuing operating activities for 2005 were income from continuing operations of $7,620,000, a decrease in inventories of $1,269,000 and an increase in accounts payable of $2,026,000. These sources of cash were partially offset by a decrease in other accrued liabilities of $1,487,000. The decreases in inventories were primarily attributable to activities at RFL and Condor, which had decreases of $1,202,000 and $790,000, respectively, offset by an increase at SL-MTI of $914,000. The decreases at RFL and Condor were due to the timing of sales in the fourth quarter of 2005, compared to 2004. SL-MTI's increase was primarily due to increased volume, postponement of customer orders and redesign of some products that have been rescheduled for the first quarter of fiscal 2006. The decrease in other accrued liabilities is primarily related to payments made by the Company to settle certain litigation, fees and claims, which were accrued at December 31, 2004. The primary sources of cash provided by continuing operating activities for 2004 were income from continuing operations of $6,301,000 and an increase in accounts payable in the amount of $1,921,000. These sources of cash were partially offset by an increase in accounts receivable of $2,714,000, an increase in inventory in the amount of $4,830,000 and payments made under the Company's 2003 bonus and incentive programs. The increase in accounts receivable and inventory were primarily related to the Company's sales growth, which was 13% greater than prior year.

During 2005, net cash used in investing activities was $2,936,000, primarily related to the purchases of machinery, building improvements, equipment upgrades and manufacturing equipment in the amount of $1,904,000 and the purchases of Ault common stock in the amount of $567,000. During 2004, net cash used in investing activities was $633,000, primarily related to the purchases of machinery and equipment in the amount of $1,642,000. The use of cash was partially offset by proceeds of $1,000,000, representing the final installment on the sale of EME.

During 2005, net cash used in financing activities was $529,000, primarily due to the repayment of the Company's previous credit facility in the amount of $2,015,000, partially offset by the proceeds from the exercise of stock options of $1,399,000. During 2004, net cash used in financing activities was $6,603,000, primarily due to the purchase of the Company's common stock. During 2004, the Company expended $6,233,000 to reacquire its shares, of which $6,076,000 related to the purchase of 545,900 shares of common stock at an average price of $11.13 per share. These purchases were made under the Company's repurchase program approved by the Board of Directors on December 12, 2003. Also during this period, the Company made payments of $887,000 under its previous credit facility. These uses of cash were partially offset by proceeds from stock options exercised during the year in the amount of $517,000.

During 2005 until August 2, 2005, the Company was a party to a three-year senior secured credit facility with LaSalle Business Credit LLC, which was secured by all of the Company's assets. On August 2, 2005, the Company repaid the outstanding balances under such senior credit facility in the amount of $1,641,000. The Company also paid $212,000 in early termination and legal fees. On August 3, 2005, the Company entered into a Revolving Credit Facility with Bank of America, N.A. (see Note 10 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K).

The Company's current ratio was 2.40 to 1 at December 31, 2005 and 2.05 to 1 at December 31, 2004. This ratio increased mainly due to an increase in cash and cash equivalents, with current assets increasing by $6,204,000 and current liabilities decreasing by $107,000 from the prior year.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 0% at December 31, 2005 and 5% at December 31, 2004. At December 31, 2005, total borrowings decreased by $2,015,000, compared to December 31, 2004.

Capital expenditures of $1,904,000 were made in 2005, primarily for machinery and equipment, building improvements and equipment upgrades. The capital expenditures of $1,642,000 made in 2004 primarily related to machinery and equipment purchases.

The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company's operating segments had income from operations in 2005 and 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at December 31, 2005 for the periods indicated:

                    Less Than   1 to 3   4 to 5    After
                      1 Year     Years    Years   5 Years    Total
                    ---------   ------   ------   -------   ------
                                    (in thousands)
Operating Leases      $1,157    $  825    $204      $ --    $2,186
Debt                      --        --      --        --        --
Capital Leases            54        11      --        --        65
Other Obligations         52       175     136       164       527
                      ------    ------    ----      ----    ------
                      $1,263    $1,011    $340      $164    $2,778
                      ======    ======    ====      ====    ======

Other obligations include the Company's withdrawal liability to a union-administered defined benefit multi-employer pension plan to which SurfTech had made contributions (see Note 2 to the Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

                                      Years Ended December 31,
                           ---------------------------------------------
                             2005       2004     $ Variance   % Variance
                           --------   --------   ----------   ----------
                                           (in thousands)
NET SALES
Power Electronics Group:
   Condor                  $ 43,233   $ 41,457     $1,776          4%
   Teal                      32,777     30,265      2,512          8%
                           --------   --------     ------        ---
      Total                  76,010     71,722      4,288          6%
                           --------   --------     ------        ---
SL-MTI                       28,085     24,497      3,588         15%
RFL                          22,778     22,585        193          1%
                           --------   --------     ------        ---
Total                      $126,873   $118,804     $8,069          7%
                           ========   ========     ======        ===

                                      Years Ended December 31,
                           ---------------------------------------------
                             2005       2004     $ Variance   % Variance
                           --------   --------   ----------   ----------
                                           (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                  $ 4,543    $ 3,789      $  754         20%
   Teal                      4,911      4,635         276          6%
                           -------    -------      ------        ---
      Total                  9,454      8,424       1,030         12%
                           -------    -------      ------        ---
SL-MTI                       3,371      2,827         544         19%
RFL                          2,284      2,091         193          9%
Other                       (4,911)    (5,033)        122          2%
                           -------    -------      ------        ---
Total                      $10,198    $ 8,309      $1,889         23%
                           =======    =======      ======        ===

Consolidated net sales for 2005, compared to 2004, increased by $8,069,000, or 7%. All of the Company's business segments contributed to the increase in net sales. SL-MTI, which recorded a sales increase of $3,588,000, or 15%, experienced sales increases in all of its major markets. Teal reported an increase in net sales of $2,512,000, or 8%, primarily due to increases in its medical imaging product line. Condor recorded an increase in net sales of $1,776,000, or 4%, and RFL recorded an increase in net sales of $193,000, or 1%.

The Company's income from operations increased to $10,198,000 in 2005, compared to $8,309,000 in 2004, or 23%. All of the Company's operating business segments had increases in income from operations in 2005, as compared to 2004. These increases ranged from 20% to 6%.

Income from continuing operations in 2005 was $7,620,000, or $1.33 per diluted share, compared to income from continuing operations in 2004 of $6,301,000, or $1.08 per diluted share. Income from continuing operations benefited by approximately $1,035,000, or $0.18 per diluted share, and by approximately $470,000, or $0.08 per diluted share, due to foreign and research and development tax credits recorded during 2005. In 2004 income from continuing operations benefited by approximately $152,000, or $0.03 per diluted share, and by approximately $1,295,000, or $0.22 per diluted share, due to foreign and research and development tax credits. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of Condor and Teal, recorded a sales increase of $4,288,000, or 6%, and an increase in income from operations of $1,030,000, or 12%. Condor experienced an increase in net sales of $1,776,000, or 4%, and an increase in income from operations of $754,000, or 20%, over the prior year. Condor reported a sales increase in its medical product line of $3,843,000, or 17%, while sales to manufacturers of industrial equipment decreased $1,945,000, or 12%. Net sales of telecommunications products also decreased by $502,000, or 14%. International sales, which represent approximately 18% of Condor's total net sales, increased 62%, aided by sales to two international customers. Also in August 2005 Condor opened a European sales office to increase its presence in the European market. Domestic sales decreased by $1,224,000, or 3%, primarily due to decreased sales to the industrial market. Condor's increase in income from operations is primarily due to its increase in sales and a slight reduction in costs of products sold. Teal experienced a sales increase of $2,512,000, or 8%, primarily due to increased sales of its medical imaging product line of $4,691,000. Sales of its semiconductor product line decreased by approximately $2,589,000. Teal's increase in income from operations is primarily due to increased sales and decreased operating costs.

SL-MTI's net sales in 2005 increased approximately $3,588,000, or 15%, while income from operations increased by $544,000, or 19%, compared to net sales and income from operations in 2004. Contributing to the increase in net sales was significant increases in the DC Brush and Brushless Motor product lines, which increased by $3,491,000, or 21%, compared to 2004. By market segment, the largest contributor to the net sales increases was the military market of $2,852,000, or 18%. The increase in net sales was the primary reason that income from operations increased, which was partially offset by increases in cost of products sold. Operating costs at SL-MTI remained relatively constant.

RFL's net sales in 2005 increased approximately $193,000, or 1%, and income from operations increased approximately $193,000, or 9%, compared to net sales and income from operations in 2004. Sales of RFL's communications product line increased by $120,000, or 1%, and customer service sales increased $420,000, or 41%, while its teleprotection product line decreased by $347,000, or 4%. RFL's domestic sales increased by $1,415,000, or 9%, while export sales decreased by $1,222,000, or 18%. The decrease in international sales was partially due to a labor strike encountered at one of RFL's largest customers. Income from operations increased due to the increase in sales and a reduction in the cost of products sold, which was partially offset by a modest increase in operating costs.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold was approximately 65% in 2005 compared to 64% in 2004. Although aggregate cost of products sold, as a percentage of net sales, remained relatively constant year-to-year, there were differences among the operating business segments. The Power Electronics Group cost of products sold percentage increased to 66% in 2005, from 65% in 2004. This increase was due to increases in the cost of raw materials at Teal, and to a lesser extent the start-up cost associated with moving a portion of its manufacturing operations to Mexico. Condor's cost of products sold percentage improved slightly in 2005, compared to 2004. SL-MTI's experienced an increase in its cost of products sold percentage to 71% in 2005, from 69% in 2004. This increase is primarily due to additional training costs, increased cost of quality and higher manufacturing inefficiencies, primarily related to the transfer of new programs to its manufacturing facility in Matamoros, Mexico. RFL's cost of products sold percentage improved to 53%, compared to 54% in 2004. This improvement is attributable to product mix and process improvements in its assembly and test areas.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2005 were $9,367,000, an increase of approximately $416,000, or 5%, compared to 2004. As a percentage of net sales, engineering and product development expenses in 2005 and 2004 remained relatively constant. Condor and Teal increased engineering and product development expenses, with annual increases of $214,000, or 7%, and $206,000, or 12%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2005 were approximately 19% of net sales, compared to 20% in 2004. These expenses decreased by $283,000, or 1%, over the comparative periods as sales increased 7%. Included in selling, general and administrative costs are compensation expense related to certain stock based compensation arrangements with key executives. These expenses are non-cash charges. For 2005 theses charges were $268,000, compared to $809,000 in 2004, a decrease of $541,000. Without these charges, selling, general and administrative costs would have increased by, $258,000, or less than one percent of sales.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2005 were $1,986,000, a decrease of approximately $147,000, or 7%, compared to 2004. Depreciation expense was approximately 2% of sales for each of 2005 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into its previous credit facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs had been deferred and were being amortized over the three-year term of the facility. On August 2, 2005 the Company terminated its previous credit facility and accordingly wrote off the remaining deferred financing costs related thereto. In connection with entering into the Revolving Credit Facility with Bank of America, N.A. on August 3, 2005, the Company has incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the year ended December 31, 2005, amortization of deferred financing costs was $485,000 which included the write-off of the deferred financing costs related to the previous credit facility and the amortization of the deferred financing costs related to the current Revolving Credit Facility with Bank of America, N. A. For the year ended December 31, 2004, amortization of deferred financing costs was $447,000.

INTEREST INCOME (EXPENSE)

In 2005, interest income was $216,000, compared to $102,000 in 2004. Interest expense in 2005 was $522,000, compared to $347,000 in 2004. The increase in interest expense for 2005 is primarily related to $185,000 in early termination fees related to the repayment of the previous credit facility, which occurred in the third quarter of 2005.

TAXES

The effective tax rate for 2005 was approximately 19%, compared to 17% in 2004. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits, foreign tax credits and certain income exclusion benefits. The benefit rate related to the recording of foreign tax credits was 11% in 2005 and 2% in 2004. The benefit rate related to the recording research and development tax credit was 5% in 2005, compared to 17% in 2004.

DISCONTINUED OPERATIONS

In 2005, the Company recorded a loss from discontinued operations, net of tax, of $473,000. This amount consists primarily of the cost related to environmental and legal charges, partially offset by insurance recoveries related to discontinued operations. In 2004, the Company recorded income from discontinued operations, net of tax, of $2,371,000. This amount is primarily related to a settlement fee received by SL Waber, in the amount of $2,516,000, net of tax, the reversal of certain tax reserves related to EME, in the amount of $225,000, net of expenses, and insurance proceeds related to environmental matters, in the amount of $392,000, net of tax. These income amounts were partially offset by environmental, legal and litigation charges related to discontinued operations.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

                                      Years Ended December 31,
                           ---------------------------------------------
                             2004       2003     $ Variance   % Variance
                           --------   --------   ----------   ----------
                                           (in thousands)
NET SALES
Power Electronics Group:
   Condor                  $ 41,457   $ 39,450    $ 2,007          5%
   Teal                      30,265     20,393      9,872         48%
                           --------   --------    -------        ---
      Total                  71,722     59,843     11,879         20%
                           --------   --------    -------        ---
SL-MTI                       24,497     22,053      2,444         11%
RFL                          22,585     23,388       (803)        (3%)
                           --------   --------    -------        ---
Total                      $118,804   $105,284    $13,520         13%
                           ========   ========   ========        ===

                                     Years Ended December 31,
                           -------------------------------------------
                             2004      2003    $ Variance   % Variance
                           -------   -------   ----------   ----------
                                          (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                  $ 3,789   $ 3,377    $   412         12%
   Teal                      4,635     2,671      1,964         74%
                           -------   -------    -------        ---
      Total                  8,424     6,048      2,376         39%
                           -------   -------    -------        ---
SL-MTI                       2,827     1,957        870         44%
RFL                          2,091     2,236       (145)        (6%)
Other                       (5,033)   (3,563)    (1,470)       (41%)
                           -------   -------    -------        ---
Total                      $ 8,309   $ 6,678    $ 1,631         24%
                           =======   =======    =======        ===

Consolidated net sales from continuing operations for 2004, compared to 2003, increased by $13,520,000, or 13%. This increase is primarily due to a $9,872,000 net sales increase at Teal, a $2,444,000 net sales increase at SL-MTI and a $2,007,000 net sales increase at Condor. Net sales increases from 2003 at Teal, SL-MTI and Condor were 48%, 11% and 5%, respectively.

The Company's operating income increased to $8,309,000 in 2004, compared to $6,678,000 in 2003. Other than RFL, all of the Company's business segments had increases in operating income in 2004, compared to 2003. RFL's operating income decreased $145,000, or 6%.

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

The Power Electronics Group reported an increase in net sales of $11,879,000, or 20%, and an increase in income from operations of $2,376,000, or 39%, over the prior year. The increase in net sales within the Power Electronics Group was primarily attributable to increased sales at Teal of its medical product line, and to a lesser extent its semiconductor product line. Condor's increase was related to increases in sales to OEMs in the medical and industrial markets. International sales, which represent approximately 12% of Condor's total net sales, decreased 9% from the prior year. Net sales of telecommunications products decreased approximately 35% in 2004, compared to 2003.

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

RFL's net sales in 2004 decreased approximately $803,000, or 3%, and income from operations decreased approximately $145,000, or 6%, compared to net sales and income from operations in 2003. RFL recorded sales decreases throughout its product line, with the exception of a sales increase of $632,000, or 7%, in its carrier communications products line. RFL experienced weak demand in the U.S. market, as large infrastructure expansion projects by electric power utility companies continued to be deferred in favor of smaller emergency and maintenance projects. RFL maintained its gross margins, compared to 2003, due to its product mix and certain cost containment programs. Despite lower sales volume, in 2004 RFL increased its expenditures for engineering and product development by approximately 7%, compared to 2003.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold in 2004 was approximately 64%, compared to approximately 63% in 2003. Although aggregate cost of products sold, as a percentage of net sales, remained relatively constant year-to-year, there were differences among the business segments. The Power Electronics Group cost of products sold percentage increased to 65% in 2004, from 63% in 2003. This increase was due to increases in the cost of raw materials at Teal, and to a lesser extent, product mix at both Condor and Teal. SL-MTI's decreased its cost of products sold percentage by 3%, primarily due to increased sales volume and improved operating efficiencies at its manufacturing facility in Matamoros, Mexico. RFL's cost of products sold percentage remained constant in 2004, compared to 2003, despite a decrease in sales volume, due to its product mix and cost containment measures.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2004 were $8,951,000, an increase of approximately $1,095,000, or 14%, compared to 2003. As a percentage of net sales, engineering and product development expenses in 2004 and 2003 were approximately 8%. All of the Company's business segments increased their engineering and product development expenditures in 2004, compared to 2003. Condor and SL-MTI significantly increased engineering and product development expenses, with annual increases of 18% and 24%, respectively.

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

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into its previous credit facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs were deferred and amortized over the three-year term of the facility. The amortization expense was $447,000 in each of 2004 and 2003, respectively.

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

DISCONTINUED OPERATIONS

In 2004, the Company recorded income from discontinued operations, net of tax, of $2,371,000. This amount is primarily related to a settlement fee received by SL Waber, in the amount of $2,516,000, net of tax, the reversal of certain net tax reserves related to EME, in the amount of $225,000, net of expenses, and the receipt of insurance proceeds related to environmental matters, in the amount of $392,000, net of tax. These income amounts were partially offset by current environmental, legal and litigation charges related to discontinued operations. In 2003, the Company recorded a loss of $2,422,000, net of tax, from discontinued operations. This amount consisted primarily of the net loss upon the sale of SurfTech, in the amount of $1,450,000 and after-tax environmental costs of $682,000.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant impact on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a significant impact on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R were to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, which for the Company would be for the period ended March 31, 2006. The Company will experience a negative impact on its financial position and results of operations in the first quarter of 2006 as a consequence of adopting the grant date fair value provisions of the statement (See Note 1 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). This Statement changes the requirements for the accounting for and reporting of a change in accounting principles, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest practicable date. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS 154 will have a significant impact on its financial position and results of operations.

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company's investments and outstanding debt bear variable interest rates. As of December 31, 2005, the Company had no borrowings under its Revolving Credit Facility. During the year and until August 2, 2005, the Company had an outstanding loan balance under its previous credit facility, which bore interest rates ranging from the prime rate plus fifty basis points to the prime rate plus 2%. The Company manufactures some of its products in Mexico and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in interest and foreign currency exchange rates did not have a material impact on earnings for 2005, and are not expected to have a material impact on earnings in 2006.

See generally, "Item 1A. Business - Risk Factors" and "Item 1. Business - Foreign Operations" in Part I of this Annual Report on Form 10-K.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Apart from certain information concerning the Company's executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Company's independent auditor fees and services and other information required by Item 14 of Part III of this Report is incorporated herein by reference to the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) (1) FINANCIAL STATEMENTS

The information required by this Item is included in this Annual Report on Form 10-K. Consolidated financial statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are filed as part of this report. See Index to Financial Statements and Financial Statement Schedule, which appears on page F-1 herein.

(A) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the years ended December 31, 2005, December 31, 2004, and December 31, 2003 are submitted herewith:

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

SL INDUSTRIES, INC.
(Company)


By /s/ Warren G. Lichtenstein           Date March 22, 2006
   ----------------------------------
   Warren G. Lichtenstein

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


By /s/ Warren G. Lichtenstein           Date March 22, 2006
   ----------------------------------
   Warren G. Lichtenstein -
   Chairman of the Board


By /s/ Glen M. Kassan                   Date March 22, 2006
   ----------------------------------
   Glen M. Kassan - Vice Chairman


By /s/ James C. Taylor                  Date March 22, 2006
   ----------------------------------
   James C. Taylor - President and
   Chief Executive Officer
   (Principal Executive Officer)


By /s/ David R. Nuzzo                   Date March 22, 2006
   ----------------------------------
   David R. Nuzzo - Vice President,
   Chief Financial Officer,
   Treasurer and Secretary
   (Principal Financial Officer)


By /s/ J. Dwane Baumgardner             Date March 22, 2006
   ----------------------------------
   J. Dwane Baumgardner - Director


By /s/ Avrum Gray                       Date March 22, 2006
   ----------------------------------
   Avrum Gray - Director


By /s/ James R. Henderson               Date March 22, 2006
   ----------------------------------
   James R. Henderson - Director


By /s/ James A. Risher                  Date March 22, 2006
   ----------------------------------
   James A. Risher - Director


By /s/ Mark E. Schwarz                  Date March 22, 2006
   ----------------------------------
   Mark E. Schwarz - Director

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

    2.2     Agreement and Plan of Merger, dated December 16, 2005, by and among
            SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated.
            Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

    3.1     Restated Articles of Incorporation. Incorporated by reference to
            Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended December 31, 2000.

    3.2     Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the
            Company's report on Form 10-K for the fiscal year ended December 31, 2000.

  10.1*     Supplemental Compensation Agreement for the Benefit of Byrne
            Litschgi. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8 dated November 9, 1990.

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

  10.7*     Management Agreement dated as of January 23, 2002 between the
            Company and Steel Partners, Ltd. Incorporated by reference to
            Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended December 31, 2003.

   10.8     Revolving Credit Agreement dated as of August 3, 2005, among Bank of
            America, N.A., as

            Agent and Lender, SL Industries, Inc., as parent borrower and Cedar
            Corporation, Condor D.C. Power Supplies, Inc., Condor Holdings,
            Inc., RFL Electronics, Inc., SL Auburn, Inc., SL Delaware, Inc., SL
            Surface Technologies, Inc., SL Montevideo Technology, Inc., SLW
            Holdings, Inc., Teal Electronics Corporation and Waber Power Ltd., collectively, as subsidiary borrowers (transmitted herewith).

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

                               SL Industries, Inc.
         Index to Financial Statements and Financial Statement Schedule

                                                                    Page number
                                                                  in this report
                                                                  --------------
Report of Independent Registered Public Accounting Firm                 F2
Consolidated Balance Sheets                                             F3
Consolidated Statements of Income                                       F4
Consolidated Statements of Comprehensive Income                         F4
Consolidated Statements of Shareholders' Equity                         F5
Consolidated Statements of Cash Flows                                   F6
Notes to Consolidated Financial Statements                           F7 to F32
Financial Statement Schedule:
II. Valuation and Qualifying Accounts                                   F33

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
SL Industries, Inc.

     We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 3, 2006

Item 1.  Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,   December 31,
                                                                               2005           2004
                                                                           ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  9,985,000   $  2,659,000
   Receivables, net                                                          16,436,000     15,734,000
   Inventories, net                                                          14,570,000     15,839,000
   Prepaid expenses                                                             632,000        714,000
   Deferred income taxes, net                                                 2,571,000      3,044,000
                                                                           ------------   ------------
      Total current assets                                                   44,194,000     37,990,000
                                                                           ------------   ------------
Property, plant and equipment, net                                            8,754,000      8,509,000
Deferred income taxes, net                                                    3,409,000      3,280,000
Goodwill                                                                     10,303,000     10,303,000
Investments available for sale                                                  670,000             --
Other intangible assets, net                                                  1,085,000      1,209,000
Other assets and deferred charges                                             1,899,000      1,793,000
                                                                           ------------   ------------
         Total assets                                                      $ 70,314,000   $ 63,084,000
                                                                           ============   ============

LIABILITIES
Current liabilities:
   Debt, current portion                                                   $         --   $    559,000
   Accounts payable                                                           7,648,000      5,626,000
   Accrued income taxes                                                         417,000        962,000
   Accrued liabilities
      Payroll and related costs                                               6,229,000      6,059,000
      Other                                                                   4,093,000      5,288,000
                                                                           ------------   ------------
         Total current liabilities                                           18,387,000     18,494,000
                                                                           ------------   ------------
Debt, less current portion                                                           --      1,456,000
Deferred compensation and supplemental retirement benefits                    3,829,000      3,858,000
Other liabilities                                                             1,453,000      1,589,000
                                                                           ------------   ------------
         Total liabilities                                                   23,669,000     25,397,000
                                                                           ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                   1,660,000      1,660,000
Capital in excess of par value                                               40,136,000     39,210,000
Accumulated other comprehensive income                                           67,000             --
Retained earnings                                                            24,837,000     17,690,000
Treasury stock at cost, 2,701,000 and 2,844,000 shares, respectively        (20,055,000)   (20,873,000)
                                                                           ------------   ------------
         Total shareholders' equity                                          46,645,000     37,687,000
                                                                           ------------   ------------
 Total liabilities and shareholders' equity                                $ 70,314,000   $ 63,084,000
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 2005           2004           2003
                                                             ------------   ------------   ------------
Net sales                                                    $126,873,000   $118,804,000   $105,284,000
Cost and expenses:
   Cost of products sold                                       81,776,000     75,582,000     66,010,000
   Engineering and product development                          9,367,000      8,951,000      7,856,000
   Selling, general and administrative                         23,546,000     23,829,000     22,614,000
   Depreciation and amortization                                1,986,000      2,133,000      1,851,000
   Asset impairment                                                    --             --        275,000
                                                             ------------   ------------   ------------
Total cost and expenses                                       116,675,000    110,495,000     98,606,000
                                                             ------------   ------------   ------------
Income from operations                                         10,198,000      8,309,000      6,678,000
Other income (expense):
   Amortization of deferred financing costs                      (485,000)      (447,000)      (447,000)
   Interest income                                                216,000        102,000        172,000
   Interest expense                                              (522,000)      (347,000)      (380,000)
                                                             ------------   ------------   ------------
Income from continuing operations before income taxes           9,407,000      7,617,000      6,023,000
Income tax provision                                            1,787,000      1,316,000      2,281,000
                                                             ------------   ------------   ------------
Income from continuing operations                               7,620,000      6,301,000      3,742,000
(Loss) income from discontinued operations (net of tax)          (473,000)     2,371,000     (2,422,000)
                                                             ------------   ------------   ------------
Net income                                                   $  7,147,000   $  8,672,000   $  1,320,000
                                                             ============   ============   ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                         $       1.37   $       1.10   $       0.63
   (Loss) income from discontinued operations (net of tax)          (0.09)          0.41          (0.41)
                                                             ------------   ------------   ------------
   Net income                                                $       1.29   $       1.51   $       0.22
                                                             ============   ============   ============
                                                                        *
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                         $       1.33   $       1.08   $       0.63
   (Loss) income from discontinued operations (net of tax)          (0.08)          0.40          (0.41)
                                                             ------------   ------------   ------------
   Net income                                                $       1.25   $       1.48   $       0.22
                                                             ============   ============   ============
Shares used in computing basic net income (loss)
   per common share                                             5,544,000      5,760,000      5,917,000
Shares used in computing diluted net income (loss)
   per common share                                             5,738,000      5,871,000      5,956,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                      2005         2004          2003
                                                                   ----------   ----------   ----------
Net income                                                         $7,147,000   $8,672,000   $1,320,000
Other comprehensive income (net of tax):
   Unrealized gain on securities                                       67,000           --           --
                                                                   ----------   ----------   ----------
Comprehensive income                                               $7,214,000   $8,672,000   $1,320,000
                                                                   ==========   ==========   ==========

*    Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                    Common Stock
                                 --------------------------------------------------                                Accumulated
                                         Issued                Held In Treasury       Capital in                      Other
                                 ----------------------   -------------------------    Excess of      Retained    Comprehensive
                                   Shares      Amount       Shares        Amount       Par Value      Earnings    Income (Loss)
                                 ---------   ----------   ----------   ------------   -----------   -----------   -------------
BALANCE DECEMBER 31, 2002        8,298,000   $1,660,000   (2,398,000)  $(15,195,000)  $38,820,000   $ 7,698,000      $    --
Net income                                                                                            1,320,000
Other, including exercise of
   employee stock options and
   related income tax benefits                                20,000        143,000         6,000
Treasury stock sold                                          171,000      1,070,000        37,000
Treasury stock purchased                                    (149,000)      (978,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------      -------
BALANCE DECEMBER 31, 2003        8,298,000   $1,660,000   (2,356,000)  $(14,960,000)  $38,863,000   $ 9,018,000      $    --
                                 =========   ==========   ==========   ============   ===========   ===========      =======
Net income                                                                                            8,672,000
Other, including exercise of
   employee stock options and
   related income tax benefits                                73,000        497,000       170,000
Treasury stock sold                                           41,000        277,000       177,000
Stock repurchase plan                                       (546,000)    (6,101,000)
Treasury stock purchased                                     (56,000)      (586,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------      -------
BALANCE DECEMBER 31, 2004        8,298,000   $1,660,000   (2,844,000)  $(20,873,000)  $39,210,000   $17,690,000      $    --
                                 =========   ==========   ==========   ============   ===========   ===========      =======
Net income                                                                                            7,147,000
Unrealized gain on securities                                                                                         67,000
Other, including exercise of
   employee stock options and
   related income tax benefits                               136,000      1,005,000       394,000
Treasury stock sold                                           32,000        233,000       532,000
Treasury stock purchased                                     (25,000)      (420,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------      -------
BALANCE DECEMBER 31, 2005        8,298,000   $1,660,000   (2,701,000)  $(20,055,000)  $40,136,000   $24,837,000      $67,000
                                 =========   ==========   ==========   ============   ===========   ===========      =======

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                               2005         2004 *        2003 *
                                                                           -----------   -----------   ------------
OPERATING ACTIVITIES:
   Net income                                                              $ 7,147,000   $ 8,672,000   $  1,320,000
      Add: losses (less: income) from discontinued operations                  473,000    (2,371,000)     2,422,000
                                                                           -----------   -----------   ------------
   Income from continuing operations                                         7,620,000     6,301,000      3,742,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation                                                           1,605,000     1,848,000      1,654,000
      Amortization                                                             381,000       285,000        197,000
      Amortization of deferred financing costs                                 485,000       447,000        447,000
      Asset impairment                                                              --            --        275,000
      Non-cash compensation expense                                            268,000       959,000        309,000
      Provisions for losses on accounts receivable                              72,000       136,000         23,000
      Cash surrender value of life insurance policies                          (26,000)      (17,000)        21,000
      Deferred compensation and supplemental retirement benefits               510,000       348,000        458,000
      Deferred compensation and supplemental retirement benefit payments      (529,000)     (502,000)      (545,000)
      Deferred income taxes                                                    107,000      (651,000)     2,122,000
      Loss on sales of equipment                                                12,000         3,000          9,000
      Changes in operating assets and liabilities, excluding effects of business dispositions:
         Accounts receivable                                                  (731,000)   (2,714,000)     4,366,000
         Inventories                                                         1,269,000    (4,830,000)     2,711,000
         Prepaid expenses                                                      533,000       353,000       (410,000)
         Other assets                                                         (580,000)     (512,000)      (346,000)
         Accounts payable                                                    2,026,000     1,921,000     (1,508,000)
         Other accrued liabilities                                          (1,487,000)     (137,000)    (2,249,000)
         Accrued income taxes                                                 (327,000)    1,305,000     (1,312,000)
                                                                           -----------   -----------   ------------
   Net cash provided by operating activities from continuing operations     11,208,000     4,543,000      9,964,000
   Net cash (used in) provided by operating activities from discontinued
      operations                                                              (417,000)    1,851,000     (1,410,000)
                                                                           -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   10,791,000     6,394,000      8,554,000
                                                                           -----------   -----------   ------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                               (1,904,000)   (1,642,000)    (1,616,000)
   Purchases of investments available for sale                                (567,000)           --             --
   Purchases of other assets                                                  (465,000)           --             --
   Proceeds from sale of subsidiary (cash and notes receivable)                     --     1,000,000      7,600,000
   Proceeds from sale of equipment                                                  --         9,000             --
   Proceeds from notes receivable                                                   --            --          2,000
                                                                           -----------   -----------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (2,936,000)     (633,000)     5,986,000
                                                                           -----------   -----------   ------------
FINANCING ACTIVITIES:
   Payments of deferred financing costs                                       (258,000)           --       (201,000)
   Payments of term loans                                                   (2,015,000)     (887,000)      (616,000)
   Proceeds from stock options exercised                                     1,399,000       517,000        149,000
   Treasury stock sales (purchases), net                                       345,000    (6,233,000)       129,000
   Net proceeds from Senior Credit Facility                                         --            --      3,518,000
   Payments to Revolving Credit Facility                                            --            --    (17,557,000)
                                                                           -----------   -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                                         (529,000)   (6,603,000)   (14,578,000)
                                                                           -----------   -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      7,326,000      (842,000)       (38,000)
                                                                           -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,659,000     3,501,000      3,539,000
                                                                           -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 9,985,000   $ 2,659,000   $  3,501,000
                                                                           ===========   ===========   ============

*    Revised from prior presentation (see Note 1).

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND: SL Industries, Inc. (the "Company"), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and specialized communication equipment that is used in a variety of medical, aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to original equipment manufacturers, the electric utility industry, and, to a lesser extent, commercial distributors. The Company's customer base is primarily located in the United States.

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH FLOW REVISION: In 2005, the Company has separately disclosed cash flows attributable to discontinued operations (all of which are operating activities), which in the prior periods were reported on a combined basis as a single amount outside of operating, investing and financing activities. The Company had no cash flows attributable to discontinued operations related to investing and financing activities for all periods presented.

RECLASSIFICATIONS: Reclassifications, when applicable, are made to the prior year consolidated financial statements to conform with the current year presentation.

CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2005 and December 31, 2004, cash and cash equivalents are held principally at one financial institution.

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

ACCOUNTS RECEIVABLE: The Company's accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $569,000 and $472,000 for 2005 and 2004, respectively. The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2005, 2004 and 2003, these expenses were $273,000, $326,000 and $423,000, respectively.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For 2005, 2004 and 2003, these costs were $289,000, $268,000 and $296,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For 2005, 2004 and 2003, these costs were $3,319,000, $3,811,000 and
$2,659,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FOREIGN CURRENCY CONVERSION: The Company's Mexican subsidiaries' functional currency is U.S. dollars. Conversion gains or losses resulting from these foreign currency transactions are included in the accompanying consolidated statements of income.

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

NET INCOME PER COMMON SHARE: The Company has presented net income per common share pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                        Net Income   Shares   Per Share Amount
                                        ----------   ------   ----------------
                                               (in thousands, except per
                                                    share amounts)
For the Year Ended December 31, 2005:
Basic net income per common share         $7,147      5,544        $ 1.29
Effect of dilutive securities                 --        194         (0.04)
                                          ------      -----        ------
Diluted net income per common share       $7,147      5,738        $ 1.25
                                          ======      =====        ======

For the Year Ended December 31, 2004:
Basic net income per common share         $8,672      5,760        $ 1.51
Effect of dilutive securities                 --        111         (0.03)
                                          ------      -----        ------
Diluted net income per common share       $8,672      5,871        $ 1.48
                                          ======      =====        ======

For the Year Ended December 31, 2003:
Basic net income per common share         $1,320      5,917        $ 0.22
Effect of dilutive securities                 --         39            --
                                          ------      -----        ------
Diluted net income per common share       $1,320      5,956        $ 0.22
                                          ======      =====        ======

For the years ended December 31, 2005 and December 31, 2004, 6,000 and 437,000 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

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

As permitted by the FASB, the Company has elected to follow APB No. 25 and related interpretations in accounting for its stock option plans. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. However, the Company has recognized approximately $268,000 and $809,000 in the years ended December 31, 2005 and December 31, 2004, respectively, in compensation expense related to certain stock based compensation arrangements.

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

                                                      Years Ended December 31,
                                                      ------------------------
                                                       2005     2004     2003
                                                      ------   ------   ------
                                                        (in thousands, except
                                                         per share amounts)
Net income, as reported                               $7,147   $8,672   $1,320
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                            170      534      186
                                                      ------   ------   ------
                                                       7,317    9,206    1,506
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for awards granted,
   modified, or settled, net of related tax effects     (280)    (761)    (752)
                                                      ------   ------   ------
Pro forma net income                                  $7,037   $8,445   $  754
                                                      ======   ======   ======

Earnings per common share:
Basic - as reported                                   $ 1.29   $ 1.51   $ 0.22
Basic - pro forma                                     $ 1.27   $ 1.47   $ 0.13

Diluted - as reported                                 $ 1.25   $ 1.48   $ 0.22
Diluted - pro forma                                   $ 1.23   $ 1.44   $ 0.13
                                                      ======   ======   ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                     2005      2004      2003
                                                   -------   -------   -------
Expected dividend yield                                  0%        0%        0%
Expected stock price volatility                      36.87%    46.73%    66.18%
Risk-free interest rate                               4.35%     2.81%     2.69%
Expected life of stock option                      5 years   5 years   5 years
                                                   =======   =======   =======

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), requiring all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. The Securities and Exchange Commission ("SEC") has specified that this standard is to be effective for annual periods beginning after June 15, 2005, the Company's first quarter in fiscal 2006 and includes two transition methods. The Company will use the "modified prospective method" upon adoption and therefore not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of income. All of the Company's stock option plans have expired and are fully vested at December 31, 2005 (See Note 14). During the year, the Company did issue 25,000 options to a recently hired executive of the Company in accordance with the rules and regulations of the SEC. These options are 25% vested at December 31, 2005 and are subject to the provisions of SFAS No. 123R. The Company has not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $170,000 as of December 31, 2005, which will be amortized over an average period of approximately three years. The Company's 2006 fiscal results are expected to include approximately $66,000 of additional compensation expense as a result of the adoption of SFAS No. 123R.

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R were to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, which for the Company would be for the period ended March 31, 2006. The Company will experience a negative impact on its financial position and results of operations by the first quarter of 2006 as a consequence of adopting the grant date fair value provisions of the statement. Also the effects of adopting this standard will depend on the Company's future stock option activity and terms of options granted.

NOTE 2. DISCONTINUED OPERATIONS

SL WABER, INC.

Effective August 27, 2001, substantially all of the assets of SL Waber, Inc. ("SL Waber") and the stock of Waber de Mexico S.A. de C.V. was sold for approximately $1,053,000. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). EME was a producer of electronic actuation devices and cable harness systems sold to original equipment manufacturers in the aerospace and automotive industries. Its operations are located in Ingolstadt, Germany and Paks, Hungary. In consideration for 100% of the issued and outstanding capital stock of EME, the purchaser paid $8,000,000, consisting of cash of $4,000,000 paid at closing and $4,000,000 of purchaser notes. In addition, EME made a distribution of $2,000,000 to the

Company prior to closing. The purchaser notes were comprised of a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was paid on April 2, 2004. The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.

SL SURFACE TECHNOLOGIES, INC.

SL Surface Technologies, Inc. ("SurfTech") produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold the operating assets of SurfTech. The sale included current assets and equipment used by SurfTech. The purchaser paid $600,000 in cash, plus the assumption of certain liabilities. The Company continues to own the land and building on which SurfTech's operations were conducted, and has entered into a ten-year lease with the buyer. As a result of the sale, the Company recorded an after tax loss of $442,000, which included severance, closing costs and a required contribution to a union pension plan discussed more fully below. In addition, as a result of the sale, the Company had reclassified a $428,000 asset impairment charge related to SurfTech's assets as part of discontinued operations.

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

Revenue and income before income taxes from the discontinued operations of SurfTech (exclusive of the loss on the sale of net assets) were as follows:

                                                                   Year Ended
                                                               December 31, 2003
                                                               -----------------
                                                                 (in thousands)
Revenues                                                            $ 1,840
Net loss before income taxes                                        $(2,941)
                                                                    =======

NOTE 3. INCOME TAXES

Income tax (benefit) provision for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                               Years Ended December 31,
                                                              -------------------------
                                                               2005     2004      2003
                                                              ------   ------   -------
                                                                    (in thousands)
Income tax from continuing operations                         $1,787   $1,316   $ 2,281
Income tax (benefit) provision from discontinued operations     (295)     892    (1,097)
                                                              ------   ------   -------
                                                              $1,492   $2,208   $ 1,184
                                                              ======   ======   =======

Income from continuing operations before provision for income taxes consists of the following:

                                                        Years Ended December 31,
                                                        ------------------------
                                                         2005     2004     2003
                                                        ------   ------   ------
                                                             (in thousands)
U.S.                                                    $9,378   $7,504   $5,724
Non-U.S.                                                    29      113      299
                                                        ------   ------   ------
                                                        $9,407   $7,617   $6,023
                                                        ======   ======   ======

The provision (benefit) for income taxes from continuing operations consists of the following:

                                                        Years Ended December 31,
                                                        ------------------------
                                                         2005     2004     2003
                                                        ------   ------   ------
                                                             (in thousands)
Current:
   Federal                                              $1,276   $1,367   $   32
   International                                           152      110      144
   State                                                   121      (24)     158
Deferred:
   Federal                                                  10       (5)   1,576
   State                                                   228     (132)     371
                                                        ------   ------   ------
                                                        $1,787   $1,316   $2,281
                                                        ======   ======   ======

The benefit for income taxes related to discontinued operations for 2005 was $295,000. The income tax provision related to discontinued operations for 2004 was $892,000, and a benefit of $1,097,000 was recorded for 2003.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004 are as follows:

                                                                  December 31,
                                                               -----------------
                                                                 2005      2004
                                                               -------   -------
                                                                 (in thousands)
Deferred tax assets:
   Deferred compensation                                       $ 1,683   $ 1,646
   Inventory valuation                                             531       759
   Tax loss carryforwards                                        1,871     1,837
   Foreign tax credit carryforwards                              1,113       564
   R&D tax credit carryforwards                                  2,707     2,856
   Other                                                         1,479     1,364
                                                               -------   -------
                                                                 9,384     9,026
                                                               -------   -------
Less: valuation allowance                                       (3,572)   (3,267)
                                                               -------   -------
                                                                 5,812     5,759
                                                               -------   -------
Deferred tax liabilities:
   Accelerated depreciation and amortization                       954       663
                                                               -------   -------
                                                                 4,858     5,096
                                                               -------   -------
Assets & liabilities related to discontinued operations, net     1,122     1,228
                                                               -------   -------
                                                               $ 5,980   $ 6,324
                                                               =======   =======

As of December 31, 2005 and December 31, 2004, the Company's gross foreign tax credits totaled approximately $1,113,000 and $564,000, respectively. These credits can be carried forward for ten years and expire between 2009 and 2015.

As of December 31, 2005 and December 31, 2004, the Company's research and development tax credits totaled approximately $2,707,000 and $2,856,000. Of these credits approximately $2,196,000 can be carried forward for fifteen years and expire between 2013 and 2020, while $511,000 will carry over indefinitely.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that the $5,980,000 of the net deferred tax assets as of December 31, 2005 will be realized. The Company has an allowance of $3,572,000 provided against the gross deferred tax asset, relating primarily to research and development tax credits and state net operating loss carryforwards.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                       2005   2004   2003
                                                                       ----   ----   ----
Statutory rate                                                          34%    34%    34%
Tax rate differential on foreign sales
   corporation/extraterritorial income exclusion benefit earnings       (1)    (2)    (2)
International rate differences                                           2      1      1
State income taxes, net of federal income tax                            4      5      5
Foreign tax credits                                                    (11)    (2)    --
Research and development credits                                        (5)   (17)    --
Other                                                                   (4)    (2)    --
                                                                       ---    ---    ---
                                                                        19%    17%    38%
                                                                       ===    ===    ===

NOTE 4. RECEIVABLES

Receivables consist of the following:

                                                                          December 31,
                                                                       -----------------
                                                                         2005      2004
                                                                       -------   -------
                                                                         (in thousands)
Trade receivables                                                      $16,638   $15,771
Less: allowance for doubtful accounts                                     (569)     (472)
                                                                       -------   -------
                                                                        16,069    15,299
Recoverable income taxes                                                     2        82
Other                                                                      365       353
                                                                       -------   -------
                                                                       $16,436   $15,734
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

NOTE 6. INVENTORIES

Inventories consist of the following:

                                            December 31,
                                         -----------------
                                           2005      2004
                                         -------   -------
                                           (in thousands)
Raw materials                            $ 9,774   $ 9,669
Work in process                            4,699     5,000
Finished goods                             1,926     3,633
                                         -------   -------
                                          16,399    18,302
Less: allowances                          (1,829)   (2,463)
                                         -------   -------
                                         $14,570   $15,839
                                         =======   =======

The above includes certain inventories which are valued using the LIFO method, which aggregated $4,746,000 and $3,832,000 as of December 31, 2005 and December 31, 2004, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2005 and December 31, 2004 was approximately $502,000 and $565,000, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           December 31,
                                       -------------------
                                         2005       2004
                                       --------   --------
                                          (in thousands)
Land                                   $  1,170   $  1,170
Buildings and leasehold improvements      6,956      6,834
Equipment and other property             18,585     17,013
                                       --------   --------
                                         26,711     25,017
Less: accumulated depreciation          (17,957)   (16,508)
                                       --------   --------
                                       $  8,754   $  8,509
                                       ========   ========

NOTE 8. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of the Company's equity ownership in Ault Incorporated ("Ault"), a publicly traded company. The Company's investment in Ault is accounted for as an available for sale security in accordance with the provisions of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The investment, which has a cost basis of $567,000, is carried at fair value determined by currently available market prices. The unrealized gain, net of tax, in the amount of $67,000, is reported in accumulated other comprehensive income as a component of shareholders' equity until realized. At December 31, 2005, the Company owned approximately 234,000 shares of Ault, which were purchased in the open market. (See Note 19 Subsequent Events for further discussion of Ault securities).

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                           December 31, 2005                       December 31, 2004
                                --------------------------------------   --------------------------------------
                                               Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                 (in thousands)
Goodwill                          $10,303         $ --        $10,303      $10,303        $   --       $10,303
                                  -------         ----        -------      -------        ------       -------
Other intangible assets:
   Patents                            919          723            196          946           666           280
   Covenant not to compete             --           --             --          110           110            --
   Trademarks                         572           --            572          572            --           572
   Licensing fees                     355           53            302          355            18           337
   Other                               51           36             15          437           417            20
                                  -------         ----        -------      -------        ------       -------
Total other intangible assets       1,897          812          1,085        2,420         1,211         1,209
                                  -------         ----        -------      -------        ------       -------
                                  $12,200         $812        $11,388      $12,723        $1,211       $11,512
                                  =======         ====        =======      =======        ======       =======

The Company conducted its initial test for impairment of goodwill and other intangible assets in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded as a result of the initial impairment test. There were no impairment charges related to goodwill and intangible assets recorded during 2005, 2004 and 2003.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, licensing fees over approximately 10 years and trademarks are not amortized. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $111,000 for the next two years, $66,000 in the third year and $39,000 in the fourth and fifth years.

Amortization expense related to intangible assets for 2005, 2004 and 2003 was $112,000, $126,000 and $113,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately 11 years.

NOTE 10. DEBT

Debt consists of the following:

                          December 31,
                         --------------
                          2005    2004
                          ----   ------
                         (in thousands)
Term loan A                $--   $1,600
Term loan B                 --      415
                           ---   ------
                            --    2,015
Less: current portion       --     (559)
                           ---   ------
Total long-term debt       $--   $1,456
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

On August 2, 2005, the Company paid the outstanding term loan balances under its existing Senior Credit Facility in the amount of $1,641,000. The Company also paid legal and early termination fees of $212,000. These payments were made from the Company's available funds. Also the Company wrote off approximately $189,000 of the remaining deferred financing costs related to the Senior Credit Facility.

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its Senior Credit Facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined. As of December 31, 2005, the Company did not have any outstanding balances under its Revolving Credit Facility.

The weighted average interest rate on borrowings during 2005 and 2004 was 6.33% and 4.99%, respectively.

NOTE 11. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                                       December 31,
                                                     ---------------
                                                      2005     2004
                                                     ------   ------
                                                      (in thousands)
Taxes (other than income) and insurance              $  483   $  805
Commissions                                             451      482
Accrued litigation and legal fees                       558    1,190
Other professional fees                                 484      689
Environmental                                         1,220    1,275
Warranty                                                851      921
Other                                                   973      915
Reclassified to other long-term liabilities            (927)    (989)
                                                     ------   ------
                                                     $4,093   $5,288
                                                     ======   ======

Included in the environmental accrual are estimates for all known costs believed to be probable for sites, which the Company currently operates or had operated at one time and which are explained more fully under Environmental (Note 13).

A summary of the Company's warranty reserve for 2005 and 2004 is as follows:

                                                        December 31,
                                                      --------------
                                                        2005    2004
                                                       -----   -----
                                                      (in thousands)
Liability, beginning of year                           $ 921   $ 915
Expense for new warranties issued                        434     330
Expense related to accrual revisions for prior year     (161)     (4)
Warranty claims paid                                    (343)   (320)
                                                       -----   -----
Liability, end of period                               $ 851   $ 921
                                                       =====   =====

NOTE 12. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains three noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. The Company's subsidiaries: Teal Electronics Corp. ("Teal"), Condor D.C. Power Supplies, Inc. ("Condor") and SL-Montevideo Technology, Inc. ("SL-MTI"), as well as the corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI and the corporate office also provide profit sharing contributions annually, based on plan year gross wages, as does another subsidiary, RFL Electronics Inc. ("RFL"). Costs incurred under these plans during 2005, 2004 and 2003 amounted to approximately $1,049,000, $976,000 and $1,131,000, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $422,000, $358,000 and $411,000, for 2005, 2004 and 2003, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2005, the aggregate death benefit totaled $586,000, with the corresponding cash surrender value of all policies totaling $297,000.

As of December 31, 2005, certain agreements may restrict the Company from utilizing cash surrender value of certain life insurance policies totaling approximately $297,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $17,000, $9,000 and $0 for 2005, 2004 and 2003, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, equipment and vehicles from third parties that expire through 2011. The minimum rental commitments as of December 31, 2005 are as follows:

                          Operating   Capital
                          ---------   -------
                             (in thousands)
2006                        $1,157     $ 66
2007                           506       14
2008                           193       --
2009                           126       --
2010                           110       --
Thereafter                      94       --
                            ------     ----
Total minimum payments      $2,186     $ 80
                            ------     ----
Less: interest                          (15)
                                       ----
Total principal payable                $ 65
                                       ====

For 2005, 2004 and 2003, rental expense applicable to continuing operations aggregated approximately $1,456,000, $1,393,000 and $1,394,000, respectively.

LETTERS OF CREDIT: As of December 31, 2005 and 2004, the Company was contingently liable for $634,000 and $605,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

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

SL-MTI defended a cause of action brought against it in the fall of 2000 in the federal district court for the western district of Michigan. The lawsuit was filed by a customer, Eaton Aerospace, Inc. ("Eaton"), alleging breach of contract and warranty in the defective design and manufacture of a high precision motor and demanding compensatory damages of approximately $3,900,000. On November 7, 2002, after a full trial of the facts, a jury awarded Eaton damages of $650,000. In the second quarter of 2005, the Company paid the judgment, together with interest, in the amount of $809,000.

The Company is the subject of certain lawsuits and actions relating to environmental issues, including an administrative action in connection with a chrome plating facility in Pennsauken, New Jersey formerly operated by SurfTech (the "SurfTech Site"), which could subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) to the New Jersey Department of Environmental Protection (the "NJDEP"). The Company believes that it has significant defenses against all or any part of the claim and that any material impact is unlikely.

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,220,000. Of this amount the Company expects to spend approximately $293,000 related to environmental matters in 2006. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company. Most of the Company's environmental costs relate to discontinued operations and all such appropriate costs have been recorded in discontinued operations.

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In January 2003, the Company submitted to the NJDEP a plan to remediate the site, which is currently under review. Based upon the preliminary evidence, the Company was advised that the cost to remediate the site could amount to $560,000, which has been fully accrued as of December 31, 2005 and December 31, 2004 and has been recorded as part of discontinued operations.

The Company has reported soil and groundwater contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on current information, the Company believes it will incur remediation costs at this site of $220,000, which has been accrued as of December 31, 2005. The accrual for this site was $268,000 at December 31, 2004.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. During 2005 and 2004, the Company billed these insurers a total of $131,000 and $654,000, respectively, for their contingent commitments. Reimbursed cost related to these billings is recorded in discontinued operations.

As of December 31, 2005 and 2004, the remaining environmental accruals of $1,220,000 and $1,275,000, respectively, have been included in "Accrued Liabilities - Other" (Note 11).

EMPLOYMENT AGREEMENTS: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event of a change-in-control, as defined, if the employee is terminated within 12 months of any such change-of-control. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. If a triggering event had taken place in 2005 and if these employees had been terminated during the year, the payments would have aggregated approximately $3,600,000 under the change-of-control agreements.

NOTE 14. STOCK OPTIONS AND CAPITAL STOCK

At the Company's 1993 Annual Meeting, the shareholders approved a Non-employee Director Nonqualified Stock Option Plan (the "Director Plan"), which was effective June 1, 1993. The Director Plan provides for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enables the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant and the expiration date of the Director Plan was May 31, 2003. Information for 2005, 2004 and 2003 with respect to the Director Plan is as follows:

                                                          Shares                            Weighted Average
                                                      (in thousands)      Option Price       Exercise Price
                                                      --------------   ------------------   ----------------
Outstanding and exercisable as of December 31, 2002         67         $3.5625 to $14.625         $8.57
Granted                                                     91           $6.00 to $6.00           $6.00
Exercised                                                  (18)          $6.00 to $6.00           $6.00
                                                           ---         ------------------         -----
Outstanding and exercisable as of December 31, 2003        140         $3.5625 to $14.625         $7.23
Granted                                                     39           $6.00 to $6.00           $6.00
Exercised                                                  (32)         $3.5625 to $6.00          $5.41
Cancelled                                                   (2)          $7.27 to $7.31           $7.30
                                                           ---         ------------------         -----
Outstanding and exercisable as of December 31, 2004        145          $4.75 to $14.625          $7.31
Exercised                                                  (11)         $4.75 to $8.5625          $6.15
                                                           ---         ------------------         -----
Outstanding and exercisable as of December 31, 2005        134          $6.00 to $14.625          $7.40
                                                           ===         ==================         =====

As of December 31, 2005, there are no shares available for grant.

At the Company's 1991 Annual Meeting, the shareholders approved the adoption of a Long-Term Incentive Plan (the "1991 Plan"), which provided for the granting of options to officers and key employees of the Company to purchase up to 500,000 shares of the Company's common stock. At various annual meetings, from 1995 through 1998, the shareholders approved amendments to increase the number of shares subject to options to 1,522,650. The 1991 Plan enables the Company to grant either nonqualified options, with an exercise price per share established by the Board's Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Plan expires no later than ten years from date of grant. The Plan expired on September 25, 2001 and no future option can be granted under the Plan.

During 2005, the Company issued 25,000 options to a recently hired executive of the Company in accordance with the rules and regulations of the SEC.

Information for 2005, 2004, 2003 related to the 1991 Plan and the options issued in 2005 is as follows:

                                          Shares                          Weighted Average
                                      (in thousands)     Option Price      Exercise Price
                                      --------------   ----------------   ----------------
Outstanding as of December 31, 2002         741        $3.25 to $13.50         $10.37
Exercised                                   (10)        $5.75 to $5.75         $ 5.75
Cancelled                                   (59)       $3.25 to $13.50         $ 8.24
                                           ----        ----------------        ------
Outstanding as of December 31, 2003         672        $3.50 to $13.50         $10.62
Exercised                                   (33)       $5.75 to $12.175        $ 7.04
Cancelled                                   (39)       $3.50 to $13.50         $ 9.66
                                           ----        ----------------        ------
Outstanding as of December 31, 2004         600        $5.75 to $13.50         $10.84
Granted                                      25        $17.01 to $17.01        $17.01
Exercised                                  (126)       $5.75 to $13.50         $10.58
                                           ----        ----------------        ------
Outstanding as of December 31, 2005         499        $5.75 to $17.01         $11.21
                                           ====        ================        ======

The number of shares exercisable as of December 31, 2005, was 480,000.

Transactions from December 31, 2002 through December 31, 2005, under the above plans, were as follows:

                                                                                                 Weighted
                                                                                               Average Life
                                          Shares                            Weighted Average     Remaining
                                      (in thousands)      Option Price       Exercise Price       (years)
                                      --------------   ------------------   ----------------   ------------
Outstanding as of December 31, 2002         808         $3.25 to $14.625         $10.218           7.25
Granted                                      91          $6.00 to $6.00          $  6.00
Exercised                                   (28)         $5.75 to $6.00          $  5.91
Cancelled                                   (59)        $3.25 to $13.50          $  8.24
                                           ----        ------------------        -------           ----
Outstanding as of December 31, 2003         812         $3.50 to $14.625         $10.037           6.44
Granted                                      39          $6.00 to $6.00          $  6.00
Exercised                                   (65)       $3.5625 to $12.175        $  6.24
Cancelled                                   (41)        $3.50 to $13.50          $  9.57
                                           ----        ------------------        -------           ----
Outstanding as of December 31, 2004         745         $4.75 to $14.625         $10.154           5.52
Granted                                      25         $17.01 to $17.01         $ 17.01
Exercised                                  (137)        $4.75 to $13.50          $ 10.24
                                           ----        ------------------        -------           ----
Outstanding as of December 31, 2005         633         $5.75 to $17.01          $10.406           4.78
                                           ----        ------------------        -------           ----
Exercisable as of December 31, 2005         614         $5.75 to $17.01          $10.205
                                           ====        ==================        =======

The following tables segregate the outstanding options and exercisable options as of December 31, 2005, into three ranges:

                                                                      Weighted Average
Options Outstanding   Range of Option Prices per   Weighted Average    Life Remaining
   (in thousands)                Share              Exercise Price         (years)
-------------------   --------------------------   ----------------   ----------------
        192                 $5.75 to $8.5625            $ 6.023             6.14
        326               $8.6875 to $12.9375           $11.664             4.06
        115                $13.0625 to $17.01           $14.199             4.58
        ---
        633
        ===

Options Exercisable   Range of Option Prices per   Weighted Average
   (in thousands)                Share              Exercise Price
-------------------   --------------------------   ----------------
        192                 $5.75 to $8.5625            $ 6.023
        326               $8.6875 to $12.9375           $11.664
         96                $13.0625 to $17.01           $13.646
        ---
        614
        ===

NOTE 15. CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

                    Years Ended December 31,
                    ------------------------
                      2005    2004    2003
                     ------   ----   ------
                         (in thousands)
Interest paid        $  489   $321   $2,640
Income taxes paid    $1,480   $407   $  379
                     ======   ====   ======

On November 24, 2003, the Company sold substantially all the assets of SurfTech. In conjunction with this sale, the Company received $600,000 in cash and deconsolidated the net book value of assets sold of $782,000.

On January 6, 2003, the Company sold its wholly owned German subsidiary EME. In conjunction with this sale, the Company received $7,000,000 in cash in 2003 and deconsolidated the net book value of assets of $9,686,000. On April 2, 2004, the Company received $1,000,000 as final cash payment from the sale of EME.

NOTE 16. INDUSTRY SEGMENTS

The Company currently operates under four business segments: Condor, Teal, SL-MTI and RFL. In the second quarter of 2003, management decided to combine Condor and Teal into one business unit classified as the Power Electronics Group. Accordingly, for the years ended December 31, 2005, 2004 and 2003, the Company's reportable segments consisted of Condor, Teal (The Power Electronics Group), SL-MTI and RFL.

On November 24, 2003 the Company sold the operating assets of SurfTech. Accordingly, the Company has classified this former operating segment as discontinued for all periods presented. Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of custom power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. These motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all of its products. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies of these business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2005, 2004 and 2003. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

                              Years Ended December 31,
                           ------------------------------
                             2005       2004       2003
                           --------   --------   --------
                                   (in thousands)
NET SALES
Power Electronics Group:

   Condor                  $ 43,233   $ 41,457   $ 39,450
   Teal                      32,777     30,265     20,393
                           --------   --------   --------
      Total                  76,010     71,722     59,843
                           --------   --------   --------
SL-MTI                       28,085     24,497     22,053
RFL                          22,778     22,585     23,388
                           --------   --------   --------
Consolidated               $126,873   $118,804   $105,284
                           ========   ========   ========

                                                          Years Ended December 31,
                                                        ----------------------------
                                                          2005      2004      2003
                                                        -------   -------   --------
                                                               (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                                               $ 4,543   $ 3,789   $ 3,377
   Teal                                                   4,911     4,635     2,671
                                                        -------   -------   -------
      Total                                               9,454     8,424     6,048
                                                        -------   -------   -------
SL-MTI                                                    3,371     2,827     1,957
RFL                                                       2,284     2,091     2,236
Other                                                    (4,911)   (5,033)   (3,288)
Impairment of assets (a)                                     --        --      (275)
                                                        -------   -------   -------
Income from operations                                   10,198     8,309     6,678
                                                        -------   -------   -------
Amortization of deferred financing costs                   (485)     (447)     (447)
Interest income                                             216       102       172
Interest expense                                           (522)     (347)     (380)
                                                        -------   -------   -------
Income from continuing operations before income taxes   $ 9,407   $ 7,617   $ 6,023
                                                        =======   =======   =======

(a) $275 related to a building owned by the Company, which was used by SurfTech.

                                                                     December 31,
                                                                  -----------------
                                                                    2005      2004
                                                                  -------   -------
                                                                    (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                                                         $13,330   $14,105
   Teal                                                            12,574    12,742
                                                                  -------   -------
      Total                                                        25,904    26,847
                                                                  -------   -------
SL-MTI                                                             12,495    10,849
RFL                                                                15,825    16,767
Other                                                              16,090     8,621
                                                                  -------   -------
Consolidated                                                      $70,314   $63,084
                                                                  =======   =======

                                                                     December 31,
                                                                  -----------------
                                                                    2005      2004
                                                                  -------   -------
                                                                    (in thousands)
INTANGIBLE ASSETS, NET
Teal                                                              $ 5,822   $ 5,906
SL-MTI                                                                 15        20
RFL                                                                 5,551     5,586
                                                                  -------   -------
Consolidated                                                      $11,388   $11,512
                                                                  =======   =======

                                Years Ended December 31,
                                ------------------------
                                 2005     2004     2003
                                ------   ------   ------
                                     (in thousands)
CAPITAL EXPENDITURES
Power Electronics Group:
   Condor                       $  606   $  542   $  936
   Teal                            156      189       23
                                ------   ------   ------
      Total                        762      731      959
                                ------   ------   ------
SL-MTI                             515      476      201
RFL                                627      410      435
Other                               --       25       21
                                ------   ------   ------
Consolidated                    $1,904   $1,642   $1,616
                                ======   ======   ======

                                Years Ended December 31,
                                ------------------------
                                 2005     2004     2003
                                ------   ------   ------
                                     (in thousands)
DEPRECIATION AND AMORTIZATION
Power Electronics Group:
   Condor                       $  706   $  978   $  704
   Teal                            298      291      268
                                ------   ------   ------
      Total                      1,004    1,269      972
                                ------   ------   ------
SL-MTI                             355      289      304
RFL                                577      532      516
Other                               50       43       59
                                ------   ------   ------
Consolidated                    $1,986   $2,133   $1,851
                                ======   ======   ======

Financial information relating to the Company's segments by geographic area is as follows:

                             Years Ended December 31,
                          ------------------------------
                            2005       2004       2003
                          --------   --------   --------
                                  (in thousands)
NET SALES (1)
   United States          $109,941   $103,141   $ 92,169
   Foreign                  16,932     15,663     13,115
                          --------   --------   --------
   Consolidated           $126,873   $118,804   $105,284
                          ========   ========   ========
LONG-LIVED ASSETS
   United States          $ 19,281   $ 18,637   $ 19,110
   Foreign                     861      1,384      1,720
                          --------   --------   --------
   Consolidated           $ 20,142   $ 20,021   $ 20,830
                          ========   ========   ========

(1)  Net sales are attributed to countries based on location of customer.

NOTE 17. FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota and New Jersey, the Company manufactures substantial quantities of products in leased premises located in Mexicali and Matamoros, Mexico. The Company has outsourced the manufacture of some of its products with contract manufacturers located in Tecate, Mexico, Shanghai and Dongguan, China. These sources of supply present risks of interruption for reasons beyond the Company's control, including political and other uncertainties.

Condor manufactures most of its products in Mexico and incurs its labor costs and supplies in Mexican pesos. Teal has moved a limited amount of its manufacturing to Mexico. SL-MTI manufactures approximately 75% of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. Condor, Teal and SL-MTI price their sales in United States dollars. The Mexican subsidiaries of Condor and SL-MTI maintain their books and records in Mexican pesos.

Generally, the Company's sales from continuing operations are priced in United States dollars and its costs and expenses are priced in United States dollars and Mexican pesos. Foreign sales comprised 13%, 13% and 12% of sales for 2005, 2004 and 2003, respectively. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' currencies. Additionally, the Company is exposed to foreign currency transaction and translation losses that might result from adverse fluctuations in the values of the Mexican peso. As of December 31, 2005 and 2004, the Company had net liabilities of $639,000 and $286,000, respectively, subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the Mexican peso were not significant in 2005. However, there can be no assurance that the value of the Mexican peso will continue to remain stable.

NOTE 18. RELATED PARTY TRANSACTIONS

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for the years ended 2005, 2004 and 2003 were $954,000, $1,156,000 and $621,000, respectively. Accounts receivable due from RFL Communications at December 31, 2005 and 2004 were $168,000 and $116,000, respectively.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of the Chairman of the Board, Warren Lichtenstein and the Company's Vice Chairman, Glen Kassan (effective August 10, 2005, Messrs. Lichtenstein and Kassan relinquished their roles as Chief Executive Officer and President, respectively) and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $475,000 were expensed by the Company for SPL's services in

2005, 2004 and 2003 pursuant to the Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 and $290,000 were payable at December 31, 2005 and December 31, 2004, respectively. An additional payment of $250,000 was also awarded to SPL by the Compensation Committee on account of SPL's services in 2004 in recognition of SPL's very significant contributions to the Company's success, including the improvement in operating performance and the reduction of indebtedness, as well as the improvement in returns on invested capital and the Company's stock price, among other things.

During the period January 1, 2004 to June 9, 2004, the Company was billed $81,000 in legal fees for services performed by Olshan Grundman Frome Rosenzweig & Wolosky LLP ("Olshan"), a law firm in which a former director of the Company is a senior partner. This director did not stand for reelection at the Company's Annual Meeting of Shareholders held on June 9, 2004 and therefore is no longer considered a related party. All fees incurred through June 9, 2004 for 2004 services had been paid by the Company as of December 31, 2004. The fees related to general corporate and securities matters.

NOTE 19. SUBSEQUENT EVENTS

On January 26, 2006, the Company, through a wholly owned subsidiary, completed a tender offer for Ault Incorporated ("Ault"). The Company acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for $567,000. On January 26, 2006, the Company's wholly-owned subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000 to acquire all of the outstanding shares of Ault's preferred stock. Ault is a leading manufacturer of power conversion products and is a major supplier to the original equipment manufactures of wireless and wire line communications infrastructure, computer peripherals and handheld devices, medical, industrial, and printing/scanning equipment. Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in Norwood, Massachusetts, and engineering, sales and a manufacturing facility in the People's Republic of China. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values, pending the results of appraisals and further financial analysis. For the twelve months ended November 27, 2005, Ault had net sales of $37,107,000 (unaudited) and net loss of $5,834,000 (unaudited), of which $2,626,000 related to discontinued operations (unaudited). The source of funds for the acquisition was a combination of the Company's available cash, as well as borrowings from the Revolving Credit Facility.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          Three Months     Three Months      Three Months         Three Months
                                              Ended           Ended              Ended               Ended
                                         March 31, 2005   June 30, 2005   September 30, 2005   December 31, 2005
                                         --------------   -------------   ------------------   -----------------
                                                          (in thousands, except per share data)
Net sales                                   $32,456          $31,259           $32,098              $31,060
Gross margin                                $11,861          $11,429           $11,167              $10,640
Income from continuing operations
   before income taxes                      $ 2,566          $ 1,955           $ 2,931              $ 1,955
Net income (a)                              $ 1,899          $ 1,127           $ 2,454              $ 1,667
Diluted net income per common share         $  0.34          $  0.20           $  0.42              $  0.29
(a) Includes loss from
   discontinued operations, net of tax         ($70)           ($231)             ($98)                ($74)

                                          Three Months     Three Months      Three Months         Three Months
                                              Ended           Ended              Ended               Ended
                                         March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                                         --------------   -------------   ------------------   -----------------
                                                          (in thousands, except per share data)
Net sales                                    $26,641         $30,508           $30,910              $30,745
Gross margin                                 $ 9,596         $11,388           $11,280              $10,958
Income from continuing operations
   before income taxes                       $ 1,036         $ 2,135           $ 2,522              $ 1,924
Net income (a)                               $ 3,142         $ 1,579           $ 2,551              $ 1,400
Diluted net income per common share          $  0.52         $  0.26           $  0.43              $  0.25
(a) Includes income (loss) from
   discontinued operations, net of tax       $ 2,457         $    20               ($3)               ($103)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                            ---------------------
                               Balance at   Charged to    Charged                 Balance
                               Beginning    Costs and     to Other               at End of
         Description           of Period     Expenses     Accounts  Deductions    Period
         -----------           ----------   ----------    --------  ----------   ---------
                                                      (in thousands)
YEAR ENDED DECEMBER 31, 2005
Allowance for:
   Doubtful accounts              $472         $ 86       $ 38          $27         $569

YEAR ENDED DECEMBER 31, 2004
Allowance for:
   Doubtful accounts              $365         $136       $  3          $32         $472

YEAR ENDED DECEMBER 31, 2003
Allowance for:
   Doubtful accounts              $270         $ 76       $102(a)       $83         $365

(a)  Due to reclassifications.