Form 10-Q
period 2006-03-31
SL INDUSTRIES INC
filed 2006-05-12
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes       No   X
                                    -----    -----

     The number of shares of common stock outstanding as of May 5, 2006 was
                                   5,628,990.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Consolidated Balance Sheets
              March 31, 2006 (Unaudited) and December 31, 2005 ..........     1
           Consolidated Statements of Income and Comprehensive Income
              Three Months Ended March 31, 2006 and 2005 (Unaudited) ....     2
           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2006 and 2005 (Unaudited) ....     3

           Notes to Consolidated Financial Statements (Unaudited) .......     4

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................    18

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......    29

Item 4. Controls and Procedures .........................................    29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...............................................    30

Item 2. Unregistered Sales of Equity Securities
           and Use of Proceeds ..........................................    30

Item 5. Other Information ...............................................    30

Item 6. Exhibits ........................................................    31

SIGNATURES ..............................................................    32

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,    December 31,
                                                                               2006           2005
                                                                           ------------   ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $         --   $  9,985,000
   Receivables, net                                                          23,081,000     16,436,000
   Notes receivable                                                           1,137,000             --
   Inventories, net                                                          20,266,000     14,570,000
   Prepaid expenses                                                           1,909,000        632,000
   Deferred income taxes, net                                                 2,686,000      2,571,000
                                                                           ------------   ------------
         Total current assets                                                49,079,000     44,194,000
                                                                           ------------   ------------
Property, plant and equipment, net                                           11,150,000      8,754,000
Deferred income taxes, net                                                    7,019,000      3,409,000
Goodwill                                                                     16,805,000     10,303,000
Investments available for sale                                                       --        670,000
Other intangible assets, net                                                  1,057,000      1,085,000
Other assets and deferred charges                                             1,996,000      1,899,000
                                                                           ------------   ------------
         Total assets                                                      $ 87,106,000   $ 70,314,000
                                                                           ============   ============
LIABILITIES
Current liabilities:
   Debt, current portion                                                   $         --   $         --
   Accounts payable                                                          14,182,000      7,648,000
   Accrued income taxes                                                         849,000        417,000
   Accrued liabilities
      Payroll and related costs                                               6,278,000      6,229,000
      Other                                                                   4,728,000      4,093,000
                                                                           ------------   ------------
         Total current liabilities                                           26,037,000     18,387,000
                                                                           ------------   ------------
Debt, less current portion                                                    7,973,000             --
Deferred compensation and supplemental retirement benefits                    3,764,000      3,829,000
Other liabilities                                                             1,389,000      1,453,000
                                                                           ------------   ------------
         Total liabilities                                                   39,163,000     23,669,000
                                                                           ------------   ------------
Commitments and contingencies (Note 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                   1,660,000      1,660,000
Capital in excess of par value                                               40,291,000     40,136,000
Accumulated other comprehensive income                                            6,000         67,000
Retained earnings                                                            25,957,000     24,837,000
Treasury stock at cost, 2,684,000 and 2,701,000 shares, respectively        (19,971,000)   (20,055,000)
                                                                           ------------   ------------
         Total shareholders' equity                                          47,943,000     46,645,000
                                                                           ------------   ------------
         Total liabilities and shareholders' equity                        $ 87,106,000   $ 70,314,000
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                               2006          2005
                                                           -----------   -----------
Net sales ..............................................   $39,285,000   $32,456,000
Cost and expenses:
   Cost of products sold ...............................    26,133,000    20,595,000
   Engineering and product development .................     3,079,000     2,323,000
   Selling, general and administrative .................     7,557,000     6,327,000
   Depreciation and amortization .......................       591,000       474,000
                                                           -----------   -----------
Total costs and expenses ...............................    37,360,000    29,719,000
                                                           -----------   -----------
Income from operations .................................     1,925,000     2,737,000
Other income (expense):
   Amortization of deferred financing costs ............       (22,000)     (112,000)
   Interest income .....................................        28,000        29,000
   Interest expense ....................................      (129,000)      (88,000)
                                                           -----------   -----------
Income from continuing operations before income taxes ..     1,802,000     2,566,000
Income tax provision ...................................       569,000       597,000
                                                           -----------   -----------
Income from continuing operations ......................     1,233,000     1,969,000
Loss from discontinued operations (net of tax) .........      (112,000)      (70,000)
                                                           -----------   -----------
Net income .............................................   $ 1,121,000   $ 1,899,000
                                                           ===========   ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations ...................   $      0.22   $      0.36
   Loss from discontinued operations (net of tax) ......         (0.02)        (0.01)
                                                           -----------   -----------
   Net income ..........................................   $      0.20   $      0.35
                                                           ===========   ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations ...................   $      0.21   $      0.35
   Loss from discontinued operations (net of tax) ......         (0.02)        (0.01)
                                                           -----------   -----------
   Net income ..........................................   $      0.19   $      0.34
                                                           ===========   ===========
Shares used in computing basic net income (loss)
   per common share ....................................     5,608,000     5,473,000
Shares used in computing diluted net income (loss)
   per common share ....................................     5,788,000     5,624,000

                               SL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                              2006         2005
                                                           ----------   ----------
Net income ............................................    $1,121,000    $1,899,000
Other comprehensive income (net of tax):
   Foreign currency translation .......................         6,000            --
   Investments available for sale .....................       (67,000)       13,000
                                                           ----------    ----------
Comprehensive income ..................................    $1,060,000    $1,912,000
                                                           ==========    ==========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                     CONSDOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                           2006          2005 *
                                                                                       ------------   -----------
OPERATING ACTIVITIES:
   Net income ......................................................................   $  1,121,000   $ 1,899,000
      Add: losses from discontinued operations .....................................        112,000        70,000
                                                                                       ------------   -----------
   Income from continuing operations ...............................................      1,233,000     1,969,000
                                                                                       ------------   -----------
   Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation .................................................................        495,000       379,000
      Amortization .................................................................         96,000        95,000
      Amortization of deferred financing costs .....................................         22,000       112,000
      Non-cash compensation expense (benefit) ......................................         64,000        (8,000)
      Stock-based compensation .....................................................         16,000            --
      Provisions for losses on accounts receivable .................................         10,000        24,000
      Deferred compensation and supplemental retirement benefits ...................        134,000        99,000
      Deferred compensation and supplemental retirement benefit payments ...........       (196,000)     (135,000)
      Deferred income taxes ........................................................        138,000        (9,000)
      Changes in operating assets and liabilities, excluding effects of business acquisition:
        Accounts receivable ........................................................       (448,000)   (1,989,000)
        Inventories ................................................................     (1,825,000)      591,000
        Prepaid expenses ...........................................................       (324,000)     (357,000)
        Other assets ...............................................................        (41,000)      (20,000)
        Accounts payable ...........................................................       (443,000)     (468,000)
        Accrued liabilities ........................................................     (1,095,000)     (824,000)
        Accrued income taxes .......................................................        495,000       272,000
                                                                                       ------------   -----------
   Net cash used in operating activities from continuing operations ................     (1,669,000)     (269,000)
   Net cash (used in) provided by operating activities from discontinued
      operations ...................................................................         (6,000)       59,000
                                                                                       ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES ..............................................     (1,675,000)     (210,000)
                                                                                       ------------   -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ......................................       (577,000)     (263,000)
   Acquisition of a business, net of cash acquired .................................    (15,951,000)           --
   Purchases of securities available for sale ......................................             --      (413,000)
                                                                                       ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES ..............................................    (16,528,000)     (676,000)
                                                                                       ------------   -----------
FINANCING ACTIVITIES:
   Payments of term loans ..........................................................             --      (187,000)
   Net borrowings from Revolving Credit Facility ...................................      7,973,000            --
   Proceeds from stock options exercised ...........................................        167,000       275,000
   Tax benefit from exercise of stock options ......................................         25,000            --
   Issuance of common stock options ................................................         16,000            --
   Treasury stock sales ............................................................         31,000        65,000
                                                                                       ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................      8,212,000       153,000
                                                                                       ------------   -----------
   Effect of exchange rate changes on cash .........................................          6,000            --
                                                                                       ------------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................     (9,985,000)     (733,000)
                                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................      9,985,000     2,659,000
                                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................   $         --   $ 1,926,000
                                                                                       ============   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest .....................................................................   $     84,000   $   154,000
      Income taxes .................................................................   $     61,000   $   135,000

*    Revised classification.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2. RECEIVABLES

Receivables at March 31, 2006 and December 31, 2005 consisted of the following:

                                        March 31,   December 31,
                                           2006         2005
                                        ---------   ------------
                                             (in thousands)
Trade receivables                        $24,228      $16,638
Less allowances for doubtful accounts     (1,505)        (569)
                                         -------      -------
                                          22,723       16,069
Recoverable income taxes                       1            2
Other                                        357          365
                                         -------      -------
                                         $23,081      $16,436
                                         =======      =======

3. INVENTORIES

Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

                                        March 31,   December 31,
                                          2006         2005
                                        ---------   ------------
                                            (in thousands)
Raw materials                            $15,142      $ 9,774
Work in process                            6,204        4,699
Finished goods                             3,131        1,926
                                         -------      -------
                                          24,477       16,399
Less allowances                           (4,211)      (1,829)
                                         -------      -------
                                         $20,266      $14,570
                                         =======      =======

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

The table below sets forth the computation of basic and diluted net income per share:

                                                     Three Months Ended March 31,
                                      ---------------------------------------------------------
                                                  2006                          2005
                                      ---------------------------   ---------------------------
                                        Net             Per Share     Net             Per Share
                                      Income   Shares     Amount    Income   Shares     Amount
                                      ------   ------   ---------   ------   ------   ---------
                                               (in thousands, except per share amounts)
Basic net income per common share     $1,121    5,608    $ 0.20     $1,899    5,473    $ 0.35
Effect of dilutive securities             --      180     (0.01)        --      151     (0.01)
                                      ------    -----    ------     ------    -----    ------
Diluted net income per common share   $1,121    5,788    $ 0.19     $1,899    5,624    $ 0.34
                                      ======    =====    ======     ======    =====    ======

For the three-month periods ended March 31, 2006 and March 31, 2005, stock options of 6,250 and 79,503, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The Company maintains two shareholder approved stock option plans: the Non-Employee Director Nonqualified Stock Option Plan (the "Director Plan") and the Long-Term Incentive Plan (the "1991 Incentive Plan"). Both plans have expired, however, stock options issued under each plan remain outstanding.

The Director Plan provided for the granting of nonqualified options to purchase up to 250,000 shares of the Company's common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enabled the Company to grant options, with an exercise price per share not less than fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant. The expiration date of the Director Plan was May 31, 2003. The 1991 Incentive Plan enabled the Company to grant either nonqualified options, with an exercise price per share established by the Board's Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company's common stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Incentive Plan expires no later than ten years from date of grant. The Plan expired on September 25, 2001 and no future options can be granted under the Plan.

During 2005, the Company issued 25,000 options to a recently hired executive of the Company in accordance with the rules and regulations of the Securities and Exchange Commission.

For the three months ended March 31, 2006, the Company recognized stock-based employee compensation expense of $16,000, less a related income tax benefit of approximately $6,000 under the provisions of the SFAS No. 123(R). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the three months ended March 31, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB No. 25. However, the Company has recognized an expense of approximately $64,000 and a benefit of approximately $8,000 related to certain stock based compensation arrangements in the three-month periods ended March 31, 2006 and March 31, 2005, respectively. The following table illustrates the pro forma effect on earnings per share if the Company had accounted for its stock option plans prior to January 1, 2006, using the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                             Three Months Ended
                                                               March 31, 2005
                                                             ------------------
                                                               (in thousands,
                                                                 except per
                                                               share amounts)
Net income, as reported                                            $1,899
Deduct: Stock-based employee compensation benefit included
   in reported net income, net of related tax effects.                 (5)
                                                                   ------
                                                                    1,894
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for awards
   granted, modified, or settled, net of related tax
   effects                                                            (22)
                                                                   ------
Pro forma net income                                                1,872
                                                                   ======
Earnings per common share:
Basic - as reported                                                $ 0.35
Basic - pro forma                                                  $ 0.34

Diluted - as reported                                              $ 0.34
Diluted - pro forma                                                $ 0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             Three Months Ended
                                                               March 31, 2005
                                                             ------------------
Expected dividend yield                                                0.0%
Expected stock price volatility                                      45.40%
Risk-free interest rate                                               4.13%
Expected life of stock option                                      5 years

The following table summarizes stock option activity for all plans:

                                        Outstanding    Weighted Average   Weighted Average   Aggregate Intrinsic
                                          Options       Exercise Price     Remaining Life           Value
                                      --------------   ----------------   ----------------   -------------------
                                      (in thousands)                                            (in thousands)
Outstanding as of December 31, 2005         633             $10.41              4.78
Granted                                      --                 --
Exercised                                   (16)            $10.54
Forfeited                                    --                 --
Expired                                      --                 --
                                            ---             ------              ----                ------
Outstanding as of March 31, 2006            617             $10.40              4.56                $3,760
                                            ===             ======              ====                ======
Exercisable as of March 31, 2006            598             $10.20              4.56                $3,751
                                            ===             ======              ====                ======

At March 31, 2006, approximately $153,000 of total unrecognized compensation expense associated with unvested stock options was expected to be recognized over a period of 2.3 years. During the three month periods ended March 31, 2006 and March 31, 2005, the total intrinsic value of options exercised was $79,000 and $118,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $25,000 and $42,000, respectively. During the three months ended March 31, 2005, options to purchase 29,000 shares of common stock with an aggregate exercise price of $265,000 were exercised by option holders.

There were no options granted during the three months ended March 31, 2006 and March 31, 2005.

5.   INCOME TAX

The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                                2006   2005
                                                ----   ----
Statutory rate                                   34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings             (1)    (1)
Tax rate differential on domestic
   manufacturing deduction                       (1)    (1)
International rate differences                    3      1
State income taxes, net of federal income
   tax benefit                                    3      4
Research and development credits                 (6)   (10)
Other                                            --     (4)
                                                ---    ---
                                                 32%    23%
                                                ===    ===

During the quarter ended March 31, 2006, the Company recorded additional benefits from research and development tax credits of $105,000. As of March 31, 2006, the Company's gross research and development tax credit carryforwards totaled approximately $2,876,000. Of these credits, approximately $2,216,000 can be carried forward for fifteen years and will expire between 2013 and 2021, and approximately $660,000 can be carried forward indefinitely.

As of March 31, 2006, the Company's gross foreign tax credits totaled approximately $975,000. These credits can be carried forward for ten years and will expire between 2009 and 2016.

6.   RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151, and it did not have an impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 and it did not have an impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"). This Statement changes the requirements for the accounting for and reporting of a change in accounting principles, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest practicable date. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company adopted SFAS 154 and it did not have an impact on its financial position and results of operations. The Statement will have an impact in the future only if the Company has any changes or corrections of errors.

7.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                          March 31, 2006                      December 31, 2005
                                ----------------------------------   ----------------------------------
                                 Gross     Accumulated                Gross     Accumulated
                                 Value    Amortization   Net Value    Value    Amortization   Net Value
                                -------   ------------   ---------   -------   ------------   ---------
                                                             (in thousands)
Goodwill                        $16,805       $  0        $16,805    $10,303       $  0        $10,303
                                -------       ----        -------    -------       ----        -------
Other intangible assets:
   Patents                          919        741            178        919        723            196
   Trademarks                       572         --            572        572         --            572
   Licensing fees                   355         62            293        355         53            302
   Other                             51         37             14         51         36             15
                                -------       ----        -------    -------       ----        -------
Total other intangible assets     1,897        840          1,057      1,897        812          1,085
                                -------       ----        -------    -------       ----        -------
                                $18,702       $840        $17,862    $12,200       $812        $11,388
                                =======       ====        =======    =======       ====        =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, licensing fees over approximately 10 years, and trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2006 and 2005 was $28,000. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $111,000 for the next two years, $66,000 in the third year and $39,000 in the fourth and fifth years. Intangible assets subject to amortization have a weighted average life of approximately eleven years.

During the quarter ended March 31, 2006, the Company recorded preliminary goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $6,502,000 (see Note 11).

8.   DEBT

Debt consists of the following:

                                   March 31,  December 31,
                                     2006         2005
                                  ---------   ------------
                                     (in thousands)
Prime rate loan                    $4,173         $ 0
LIBOR rate loan                     3,800          --
                                   ------         ---
                                    7,973          --
Less current portion                   --          --
                                   ------         ---
Total long-term debt               $7,973         $ 0
                                   ======         ===

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America"). The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The

Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or
(ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined. As of March 31, 2006, the Company had outstanding balances under its Revolving Credit Facility of $4,173,000 at the Bank of America prime rate and $3,800,000 under the LIBOR rate.

9.   ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                          March 31,   December 31,
                                             2006         2005
                                          ---------   ------------
                                               (in thousands)
Taxes (other than income) and insurance     $  449       $  483
Commissions                                    779          451
Accrued litigation and legal fees              584          558
Other professional fees                        331          484
Environmental                                1,216        1,220
Warranty                                     1,048          851
Other                                        1,248          973
Reclassified to long-term liabilities         (927)        (927)
                                            ------       ------
                                            $4,728       $4,093
                                            ======       ======

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended March 31, 2006, is as follows:

                                                         March 31,
                                                           2006
                                                      --------------
                                                      (in thousands)
Liability, beginning of year                              $  851
Expense for new warranties issued                            278
Expense related to accrual revisions for prior year           14
Warranty claims                                              (95)
                                                          ------
Liability, end of period                                  $1,048
                                                          ======

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

On June 12, 2002, the Company and its wholly owned subsidiary, SL Surface Technologies, Inc. ("SurfTech"), were served with notice of a class action complaint filed in Superior Court of New Jersey for Camden County. (Substantially all of the operating assets of SurfTech were sold in November
2003). The Company and SurfTech are currently two of approximately 39 defendants in this action. The complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield in Pennsauken, New Jersey (which supplied Camden, New Jersey).

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,216,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

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

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The Company currently has an accrual of $216,000 for all known costs believed to be probable related to this site. These costs are recorded as a component of continuing operations.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $785,000, as payment of their contingent commitments through 2005, which have been recorded as income, net of tax, in discontinued operations. The Company is still eligible to receive $36,000 of cash payments from one insurer related to these environmental costs.

As of March 31, 2006 and December 31, 2005, the Company has accrued $1,216,000 and $1,220,000, respectively, for known costs believed to be probable related to environmental matters, which have been included in "Accrued Liabilities - Other" (Note 9).

NOTE 11. ACQUISITION

On January 26, 2006, the Company, through a wholly-owned subsidiary, acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for an average price of $2.39 per share. Immediately after acquiring the Ault shares, the Company's wholly-owned subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000, including interest, to acquire all of the outstanding shares of Ault's preferred stock and incurred additional acquisition related costs of $2,395,000 primarily related to legal and investment banking fees, due diligence expenses and the payment of certain pre-acquisition contingencies. The source of funds for the acquisition was a combination of the Company's available cash and borrowings of approximately $5,900,000 from its Revolving Credit Facility.

Ault is a leading manufacturer of external power conversion products and is a major supplier to the original equipment manufacturers of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices, and industrial equipment. Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in Norwood, Massachusetts, and engineering, sales and manufacturing facilities in the People's Republic of China. Ault's operating results are reported in the Power Electronics Group from the date of acquisition. At March 31, 2006, the purchase price allocated to assets acquired and liabilities assumed are preliminary and are subject to the finalization of independent appraisals of acquired tangible and intangible assets. The purchase price of the Ault acquisition was preliminarily allocated as follows (in thousands):

Accounts receivable, net                        $ 6,243
Inventory, net                                    3,871
Note receivable - short term                      1,125
Other current assets                                763
Deferred income taxes, net                        3,739
Plant and equipment, net                          2,323
Goodwill                                          6,502
Note receivable - long term                         563
Other assets                                        110
Accounts payable                                 (6,977)
Accrued compensation                               (547)
Other current liabilities                          (730)
                                                -------
   Total purchase price, net of cash acquired   $16,985
Acquisition costs incurred in 2005               (1,034)
                                                -------
Acquisition costs for the three months ended
   March 31, 2006                               $15,951
                                                =======

The following unaudited pro forma financial information combines the consolidated statements of income as if the acquisition of Ault had occurred as of the beginning of the periods presented. The pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable. The pro forma adjustments contained in the table below include interest expense on the acquisition debt and the loss of interest income on the available cash used in the acquisition. Ault's discontinued operation was excluded from net income because that operation was not part of the acquisition. All pro forma adjustments have been tax effected at the statutory rate.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      2006          2005
                                                  -----------   -----------
                                                  (in thousands, except per
                                                       share amounts)
                                                         (unaudited)
Net sales                                         $43,958,000   $41,397,000
Income from continuing operations                   1,358,000     1,385,000
Loss from discontinued operations, net of tax        (112,000)      (70,000)
Net income                                        $ 1,246,000   $ 1,315,000

Basic net income per common share                 $      0.22   $      0.24
Diluted net income per common share               $      0.22   $      0.23

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of Ault been consummated as of the beginning of the periods presented, and such information is not indicative of future operating results.

12. SEGMENT INFORMATION

The Company currently operates under five business segments: Condor D.C. Power Supplies, Inc. ("Condor"), Teal Electronics Corp. ("Teal"), Ault Incorporated ("Ault"), SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Management has combined Condor, Teal and Ault into one business unit classified as the Power Electronics Group.

Condor produces a wide range of standard and custom power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. Teal is a leader in the design and manufacture of custom power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. Ault is a leading manufacturer of external power conversion products and is a major supplier to the original equipment manufacturers of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices, and industrial equipment. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. These motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all of its products. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three-month periods ended March 31, 2006 and March 31, 2005 are as follows:

                           Three Months Ended
                                March 31,
                           ------------------
                              2006      2005
                            -------   -------
                             (in thousands)
NET SALES
Power Electronics Group:
   Condor                   $ 9,636   $11,318
   Teal                       9,119     7,552
   Ault                       8,605        --
                            -------   -------
      Total                  27,360    18,870
                            -------   -------
SL-MTI                        6,590     6,770
RFL                           5,335     6,816
                            -------   -------
Consolidated                $39,285   $32,456
                            =======   =======

                           Three Months Ended
                                March 31,
                           ------------------
                              2006      2005
                            -------   -------
                             (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   Condor                   $   449   $ 1,132
   Teal                       1,617     1,071
   Ault                         378        --
                            -------   -------
      Total                   2,444     2,203
                            -------   -------
SL-MTI                          356       979
RFL                             349       823
Other                        (1,224)   (1,268)
                            -------   -------
Consolidated                $ 1,925   $ 2,737
                            =======   =======

                           March 31,   December 31,
                              2006         2005
                           ---------   ------------
                                (in thousands)
TOTAL ASSETS
Power Electronics Group:
   Condor                   $14,208       $13,330
   Teal                      13,306        12,574
   Ault                      25,501            --
                            -------       -------
      Total                  53,015        25,904
                            -------       -------
SL-MTI                       12,303        12,495
RFL                          17,160        15,825
Other                         4,628        16,090
                            -------       -------
Consolidated                $87,106       $70,314
                            =======       =======

                         March 31,   December 31,
                            2006         2005
                         ---------   ------------
                              (in thousands)
INTANGIBLE ASSETS, NET
Teal                      $ 5,804       $ 5,822
Ault                        6,502            --
SL-MTI                         14            15
RFL                         5,542         5,551
                          -------       -------
Consolidated              $17,862       $11,388
                          =======       =======

13. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains four noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Condor, Teal, Ault, SL-MTI and the Corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL and the Corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $234,000 and $321,000 during the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $109,000 and $73,000 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

14. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr.

Lichtenstein and the Company's Vice Chairman, Glen Kassan, as well as other assistance provided by SPL from time to time. Until August 10, 2005, Mr. Lichtenstein had been serving as both Chairman and Chief Executive Officer, and Mr. Kassan had been serving as President of the Company. During the three-month period ended March 31, 2006, the Company expensed $119,000 for SPL services. Of this amount, $40,000 remained payable at March 31, 2006. The Company expensed $119,000 for services performed for the three-month period ended March 31, 2005.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2006 and March 31, 2005 were $241,000 and $285,000, respectively. Accounts receivable due from RFL Communications at March 31, 2006 were $119,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of five domestic business segments, two of which have significant manufacturing operations in Mexico. With the acquisition of Ault on January 26, 2006, the Company added manufacturing capability in the People's Republic of China. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

The Company's business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations and expansion of global capabilities. The Company expects to achieve these goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize the value of its businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of March 31, 2006 and December 31, 2005, the Company had recorded total valuation allowances of $3,644,000 and $3,572,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. The net deferred tax assets as of March 31, 2006 and December 31, 2005 were $9,705,000 and $5,980,000, respectively, net of valuation allowances of $3,644,000 and $3,572,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly.

In accordance with SFAS 109 and Statement of Financial Accounts Standards No. 141, the Company has recorded separate from goodwill, as of the date of acquisition of Ault, the deferred taxes related to Ault's federal and state net operating loss carryforwards. At the date of acquisition, Ault's net operating loss carryforwards were $10,622,000. The Company believes that these deferred tax assets will more likely than not be realized.

The Company has made a provision for US and state income taxes for the anticipated repatriation of its Mexican subsidiaries. The Company considers the undistributed earnings of its

Chinese subsidiaries to be permanently reinvested. As of March 31, 2006, $465,000 of such undistributed earnings was expected to be permanently reinvested.

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

LIQUIDITY AND CAPITAL RESOURCES

                               March 31,   December 31,
                                  2006         2005       $ Variance   % Variance
                               ---------   ------------   ----------   ----------
                                                 (in thousands)
Cash and cash equivalents       $     0       $ 9,985      ($9,985)      (100%)
Bank debt                       $ 7,973       $     0      $ 7,973        100%
Working capital: (Less cash)    $23,042       $15,822      $ 7,220         46%
Shareholders' equity            $47,943       $46,645      $ 1,298          3%

During the three-month period ended March 31, 2006, the net cash used in operating activities from continuing operations was $1,669,000, as compared to net cash used by operating activities from continuing operations of $269,000 during the three-month period ended March 31, 2005. The primary uses of cash from operating activities for the three-month period ended March 31, 2006 were an increase in inventory of $1,825,000 and a reduction of accrued liabilities of $1,095,000. These uses of cash were partially offset by income from continuing operations of $1,233,000. All of the operating entities had increases in their levels of inventory. Condor's inventory level increased $689,000, which was caused by an increase in current period bookings and a shift in existing orders. SL-MTI's inventory level increased by $510,000, primarily due to a customer deferral of a large order and, to a lesser extent, a customer redesign of a product. RFL's inventory increased as a result of a large international order that was shipped in April 2006. Teal's inventory increased by $212,000, primarily due to its relatively high backlog. The decrease in accrued liabilities is primarily due to the payment of legal and other professional fees related to the acquisition of Ault and the payment of the Company's executive and middle management bonuses before the end of March 2006. The primary uses of cash from operating activities for the three-month period ended March 31, 2005 were an increase in accounts receivable in the amount of $1,989,000. The increase of accounts receivable was largely attributable to the timing of sales at Condor and Teal during the quarter ended March 31, 2005, compared to the quarter ended December 31, 2004. Accrued liabilities decreased by $824,000, primarily due to payments made in March 2005 related to the Company's executive bonus program. These uses of cash were partially offset by net income from continuing operations of $1,969,000 and a decrease in inventories of $591,000 from 2004 year-end levels.

During the three-month period ended March 31, 2006, net cash used in investing activities was $16,528,000. The primary uses of cash in investing activities during the period were related to the purchase of Ault on January 26, 2006 in the amount of $15,951,000, net of cash acquired, (cash in the amount of $1,034,000 was used in 2005. See Note 11). In addition, the Company purchased machinery and equipment in the amount of $577,000. During the three-month period ended March 31, 2005, net cash used in investing activities was $676,000. The uses of cash in investing activities were related to purchases of securities available for sale in the amount of $413,000 and the purchase of machinery and equipment in the amount of $263,000.

During the three-month period ended March 31, 2006, net cash provided by financing activities was $8,212,000. This source of cash was principally related to proceeds from the Company's Revolving Credit Facility in the amount of $7,973,000. Of this amount approximately $5,900,000 was used in the acquisition of Ault. Also $167,000 was received as proceeds from the exercise of stock options. During the three-month period ended March 31, 2005, net cash provided by financing activities was $153,000, principally due to the proceeds from the exercise of stock options of $275,000. These sources of cash were partially offset by payments made against the Company's former credit facility in the amount of $187,000.

The Company's current ratio was 1.88 to 1 at March 31, 2006 and 2.40 to 1 at December 31, 2005. The current ratio changed primarily due to a reduction in cash and cash equivalents of $9,985,000. Current assets increased by $4,885,000 from December 31, 2005, while current liabilities increased by $7,650,000 during the same period. The increase in current liabilities is primarily related to the acquisition of Ault.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 14% at March 31, 2006 and 0% at December 31, 2005. During the first three months of 2006, total debt increased by $7,973,000.

Capital expenditures of $577,000 were made during the first three months of 2006. These expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a $314,000 increase from the comparable period in 2005.

During the first three months of 2006, the Company, through a combination of available cash and borrowings available under the Revolving Credit Facility, was able to obtain adequate amounts of cash to meet its operating needs, purchase Ault for $15,951,000 (see note 11), net of cash acquired, purchase machinery and equipment in the amount of $577,000 and fund its inventory levels. All of the Company's operating segments had income from operations for the three months ended March 31, 2006.

Management believes that cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations, working capital requirements and strategic objectives.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of March 31, 2006:

                             Less Than       1 to 3        4 to 5         After
                               1 Year         Years         Years        5 Years        Total
                             ---------       -------       ------        -------       -------
                                                   (in thousands)
Operating Leases              $1,947         $ 2,001       $1,189          $  3        $ 5,140
Debt                              --           7,973           --            --          7,973
Capital Leases                    51              --           --            --             51
Other Obligations                 52             178          138           146            514
                              ------         -------       ------          ----        -------
                              $2,050         $10,152       $1,327          $149        $13,678
                              ======         =======       ======          ====        =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2005

The table below shows the comparison of net sales for the quarter ended March 31, 2006 ("2006") and the quarter ended March 31, 2005 ("2005"). Ault's sales are reflected from the date of acquisition (January 26, 2006) to March 31, 2006.

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             March 31,      March 31,    Same Quarter   Same Quarter
                               2006           2005         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
   Condor                     $ 9,636        $11,318       ($1,682)         (15%)
   Teal                         9,119          7,552         1,567           21%
   Ault                         8,605             --         8,605          n/a
                              -------        -------       -------          ---
      Total                    27,360         18,870         8,490           45%
                              -------        -------       -------          ---
SL-MTI                          6,590          6,770          (180)          (3%)
RFL                             5,335          6,816        (1,481)         (22%)
                              -------        -------       -------          ---
Total                         $39,285        $32,456       $ 6,829           21%
                              =======        =======       =======          ===

The table below shows the comparison of income from operations for 2006 and 2005. Ault's income from operations is reflected from the date of acquisition to March 31, 2006:

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             March 31,      March 31,    Same Quarter   Same Quarter
                               2006           2005         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
   Condor                    $   449        $ 1,132         ($683)        (60%)
   Teal                        1,617          1,071           546          51%
   Ault                          378             --           378         n/a
                             -------        -------         -----         ---
      Total                    2,444          2,203           241          11%
                             -------        -------         -----         ---
SL-MTI                           356            979          (623)        (64%)
RFL                              349            823          (474)        (58%)
Other                         (1,224)        (1,268)           44           3%
                             -------        -------         -----         ---
Total                        $ 1,925        $ 2,737         ($812)        (30%)
                             =======        =======         =====         ===

Consolidated net sales for 2006 increased by $6,829,000, or 21%, compared to the same period in 2005. On a comparative basis, without the sales of Ault, consolidated sales decreased by $1,776,000, or 5%. Teal experienced a significant increase in sales of $1,567,000, or 21%. The remaining business segments experienced a decline in sales ranging from 3% to 22%, which is discussed more fully below.

The Company had income from operations of $1,925,000 for the period ended 2006, as compared to income from operations of $2,737,000 for the corresponding period last year, a decrease of $812,000, or 30%. On a comparative basis without the inclusion of Ault, income from operations decreased by $1,190,000, or 43%.

Income from continuing operations was $1,233,000, or $0.21 per diluted share in 2006, compared to $1,969,000, or $0.35 per diluted share in 2005. Income from continuing operations decreased $736,000, or 37%. Without the positive contribution of Ault, the decrease would have been $921,000, or 47% in 2006, compared to 2005. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of Condor, Teal and Ault, recorded a sales increase of $8,490,000, or 45%. Without Ault, sales would have decreased by $115,000, or approximately 1%. Income from operations without Ault decreased by $137,000, or 6%. Condor experienced a decrease in sales of $1,682,000, or 15%, and a decrease in income from operations of $683,000, or 60%. Condor experienced a decrease in sales to manufacturers of industrial equipment of $426,000, or 11%, and reduced sales of its medical product line by approximately $1,035,000, or 15%. Condor's decrease in income from operations is primarily due to its decrease in sales, partially offset by a decrease in general and administrative expenses. Condor's international sales remained relatively flat in 2006, compared to 2005. Teal experienced a sales increase of $1,567,000, or 21%, and an increase in income from operations of $546,000, or 51%. Teal's sales increase was primarily attributable to its medical product line, which had an increase of $1,177,000, or 19%. Teal also experienced an increase in sales in its semiconductor product line of $379,000, or 42%. Teal's increase in income from operations is primarily due to the significant increase in sales, as operating costs remained relatively constant.

SL-MTI's sales decreased $180,000, or 3%, while income from operations decreased $623,000, or 64%. The decrease in sales was driven by decreases in sales to customers in the defense industry of $449,000, or 10%, while all other markets had modest increases. Sales of SL-MTI's windings product line decreased by $198,000, or 12%, and DC Brush and Brushless Motors decreased by $138,000, or 3%, compared to 2005. The decrease in income from operations is primarily due to the decrease in plant productivity and an increase in engineering and product development expenses, as billable research and development cost decreased significantly compared to 2005.

RFL's sales decreased by $1,481,000, or 22%, during 2006 compared to 2005. Income from operations decreased by $474,000, or 58%, for the comparable periods. Sales of RFL's carrier communications product line decreased by $1,251,000, or 33%, compared to 2005. Except protection relays, all of RFL's product lines experienced decreased sales compared to 2005. Protection relays increased by $166,000, or 69%, primarily attributable to one international customer. The decrease in income from operations is not as pronounced in dollar amounts as the decrease in sales, primarily due to reduced cost of products sold and a significant decrease in general and administrative expenses.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for 2006 and for 2005 was approximately 67% and 64%, respectively. Without the Ault operations, the comparable percentages were 65% and 64%. Condor's cost of products sold percentage increased to 66% from 64% as a result of a 15% decrease of its sales volume in 2006. Teal's cost of products sold percentage improved to 66% from 67% primarily due to its 21% sales volume increase. Not withstanding Teal's improvement, raw material prices continue to have a negative impact on its product costs. Copper prices, in particular, increased approximately 15% in three months ended March 31, 2006. In an effort to improve its labor costs, Teal is in the process of moving a significant portion of its manufacturing operations to Tecate, Mexico. In 2006 SL-MTI recorded an increase in its cost of products sold, as a percentage of net sales, to 74%, compared to 67% in the same period last year. This increase was primarily due to lower plant productivity and higher overhead costs, which resulted in less absorption of fixed overhead. To a lesser extent, SL-MTI incurred additional training costs and operational inefficiencies related to the transfer of new programs to its manufacturing facility in Matamoros, Mexico, which also contributed to higher costs of product sold. In an effort to reduce costs in line with its current backlog requirements, in April 2006, SL-MTI announced a lay-off of approximately 52 employees at its Matamoros facility and approximately 37 employees at its Montevideo facility. This planned layoff will be completed in the second quarter of 2006 with estimated separation payments of approximately $115,000. RFL's cost of products sold, as a percentage of sales, improved slightly in 2006, compared to 2005. RFL's improvement is attributable to a favorable product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for each of 2006 and 2005 were approximately 8% and 7% of net sales, respectively. Engineering and product development expenses in 2006 increased by $756,000, or 33%, of which Ault added $551,000. Engineering and product development expenditures increased at all of the Company's business segments in 2006, compared to 2005. The largest increase was at SL-MTI, which had an increase of $130,000, or

22%, as billable research and development costs decreased significantly compared to 2005. During 2006, MTI had 44% more research and development jobs open and less customer funded programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for 2006 and 2005 were 19% and 20%, respectively. These expenses increased by $1,230,000, or 19%, with Ault contributing $1,548,000 of the increase. Selling, general and administrative expenses, without Ault, decreased by $318,000, or 5%. Condor, SL-MTI and RFL experienced decreases in selling, general and administrative expenses on reduced sales levels. Teal experienced a modest increase of 5% on increased sales of 21%. Corporate office expenses remained relatively flat in 2006, as compared to 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of net sales for each of 2006 and 2005.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into a senior credit facility with LaSalle Business Credit LLC on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs had been deferred and were being amortized over the three-year term of the facility. On August 2, 2005, the Company terminated such facility and, accordingly, wrote off the remaining deferred financing costs related to this facility. In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For 2006, amortization of deferred financing costs was $22,000, all of which related to the current Revolving Credit Facility. For 2005, amortization of deferred financing assets was $112,000, all of which related to the former line of credit with LaSalle Business Credit LLC.

INTEREST INCOME (EXPENSE)

Interest income for 2006 was $28,000, compared to $29,000 in the same period last year. Interest expense was $129,000 for 2006, compared to $88,000 for 2005. This increase is primarily related to debt incurred as a result of the acquisition of Ault.

TAXES

The effective tax rate for 2006 was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits primarily related to research and development tax credits. The effective tax rate for the comparable period in 2005 was approximately 23%. The effective tax rate reflected the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits primarily related to the prior year.

DISCONTINUED OPERATIONS

For 2006, the Company recorded a loss from discontinued operations, net of tax, of $112,000. This amount includes current legal and environmental charges related to discontinued operations. For 2005, the Company recorded a loss from discontinued operations, net of tax, of $70,000. This amount included legal and environmental charges related to discontinued operations.

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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2005,
Part I, Item 1 - Risk Factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 13 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the three months ended March 31, 2006 and March 31, 2005, the Company did not purchase any shares pursuant to the repurchase program; however, it did purchase 6,200 and 1,700 shares, respectively, through its deferred compensation plans during these periods.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total Number       Maximum Number
                                             of Shares       of Shares That May
                  Total                  Purchased as Part    Yet Be Purchased
                Number of     Average       of Publicly        under Publicly
                  Shares    Price Paid    Announced Plans    Announced Plans or
    Period      Purchased    per Share      or Programs           Programs
    ------      ---------   ----------   -----------------   ------------------
January 2006        --            --             --                48,024
February 2006       --            --             --                48,024
March 2006       6,200(1)     $15.06             --                48,024
                 -----        ------            ---
Total            6,200        $15.06             --
                 =====        ======            ===

(1). The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services approved in the first quarter of 2006 by its Audit Committee to be performed by Grant Thornton, the Company's external auditor. During the first quarter of 2006, no non-audit services were performed by Grant Thornton.

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

Date: May 11, 2006                      SL INDUSTRIES, INC.
                                        (Registrant)


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