Form 10-Q
period 2006-06-30
SL INDUSTRIES INC
filed 2006-08-08
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes       No  X
                                    ---      ---

The number of shares of common stock outstanding as of August 2, 2006 was 5,637,750.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets
           June 30, 2006 (Unaudited) and December 31, 2005...............     1
        Consolidated Statements of Income and Comprehensive Income
           Three Months Ended June 30, 2006 and 2005 (Unaudited)
           and Six Months Ended June 30, 2006 and 2005 (Unaudited).......     2
        Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2006 and 2005 (Unaudited)...........     3
        Notes to Consolidated Financial Statements (Unaudited)...........     4

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    19

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    33

Item 4. Controls and Procedures..........................................    33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    34

Item 2. Unregistered Sales of Equity Securities
           and Use of Proceeds...........................................    34

Item 4. Submission of Matters to a Vote of Security Holders..............    35

Item 5. Other Information................................................    35

Item 6. Exhibits.........................................................    36

SIGNATURES...............................................................    37

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     December 31,
                                                                               2006           2005
                                                                           ------------   ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $         --   $  9,985,000
   Receivables, net                                                          23,581,000     16,436,000
   Note receivable                                                              563,000             --
   Inventories, net                                                          21,474,000     14,570,000
   Prepaid expenses                                                           2,139,000        632,000
   Deferred income taxes, net                                                 3,639,000      2,571,000
                                                                           ------------   ------------
      Total current assets                                                   51,396,000     44,194,000
                                                                           ------------   ------------

Property, plant and equipment, net                                           11,650,000      8,754,000
Deferred income taxes, net                                                    6,687,000      3,409,000
Goodwill                                                                     15,990,000     10,303,000
Investments available for sale                                                       --        670,000
Other intangible assets, net                                                  1,029,000      1,085,000
Other assets and deferred charges                                             1,933,000      1,899,000
                                                                           ------------   ------------
      Total assets                                                         $ 88,685,000   $ 70,314,000
                                                                           ------------   ------------

LIABILITIES
Current liabilities:
   Debt, current portion                                                   $         --   $         --
   Accounts payable                                                          14,605,000      7,648,000
   Accrued income taxes                                                       1,063,000        417,000
   Accrued liabilities:
    Payroll and related costs                                                 6,283,000      6,229,000
    Other                                                                     5,514,000      4,093,000
                                                                           ------------   ------------
      Total current liabilities                                              27,465,000     18,387,000
                                                                           ------------   ------------
Debt, less current portion                                                    6,822,000             --
Deferred compensation and supplemental retirement benefits                    2,984,000      3,829,000
Other liabilities                                                             1,375,000      1,453,000
                                                                           ------------   ------------
      Total liabilities                                                      38,646,000     23,669,000
                                                                           ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $0.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                   1,660,000      1,660,000
Capital in excess of par value                                               40,529,000     40,136,000
Accumulated other comprehensive income                                           28,000         67,000
Retained earnings                                                            27,879,000     24,837,000
Treasury stock at cost, 2,664,000 and 2,701,000 shares, respectively        (20,057,000)   (20,055,000)
                                                                           ------------   ------------
      Total shareholders' equity                                             50,039,000     46,645,000
                                                                           ------------   ------------
      Total liabilities and shareholders' equity                           $ 88,685,000   $ 70,314,000
                                                                           ------------   ------------

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           -------------------------   -------------------------
                                                               2006          2005          2006          2005
                                                           -----------   -----------   -----------   -----------
Net sales ..............................................   $43,114,000   $31,259,000   $82,399,000   $63,715,000
Cost and expenses:
   Cost of products sold ...............................    29,003,000    19,830,000    55,137,000    40,425,000
   Engineering and product development .................     3,151,000     2,454,000     6,230,000     4,777,000
   Selling, general and administrative .................     7,262,000     6,388,000    14,818,000    12,715,000
   Depreciation and amortization .......................       590,000       497,000     1,181,000       971,000
                                                           -----------   -----------   -----------   -----------
Total costs and expenses ...............................    40,006,000    29,169,000    77,366,000    58,888,000
                                                           -----------   -----------   -----------   -----------
Income from operations .................................     3,108,000     2,090,000     5,033,000     4,827,000
Other income (expense):
   Amortization of deferred financing costs ............       (22,000)     (112,000)      (44,000)     (224,000)
   Interest income .....................................         1,000        38,000        29,000        67,000
   Interest expense ....................................      (170,000)      (61,000)     (299,000)     (149,000)
                                                           -----------   -----------   -----------   -----------
Income from continuing operations before income taxes ..     2,917,000     1,955,000     4,719,000     4,521,000
Income tax provision ...................................       810,000       597,000     1,379,000     1,194,000
                                                           -----------   -----------   -----------   -----------
Income from continuing operations ......................     2,107,000     1,358,000     3,340,000     3,327,000
(Loss) from discontinued operations (net of tax) .......      (185,000)     (231,000)     (297,000)     (301,000)
                                                           -----------   -----------   -----------   -----------
Net income .............................................   $ 1,922,000   $ 1,127,000   $ 3,043,000   $ 3,026,000
                                                           -----------   -----------   -----------   -----------

BASIC NET INCOME (LOSS) PER COMMON SHARE                                      *
   Income from continuing operations ...................   $      0.37   $      0.25   $      0.59   $      0.60
   (Loss) from discontinued operations (net of tax) ....         (0.03)        (0.04)        (0.05)        (0.05)
                                                           -----------   -----------   -----------   -----------
   Net income ..........................................   $      0.34   $      0.20   $      0.54   $      0.55
                                                           -----------   -----------   -----------   -----------

DILUTED NET INCOME (LOSS) PER COMMON SHARE                                                  *
   Income from continuing operations ...................   $      0.36   $      0.24   $      0.58   $      0.58
   (Loss) from discontinued operations (net of tax) ....         (0.03)        (0.04)        (0.05)        (0.05)
                                                           -----------   -----------   -----------   -----------
   Net income ..........................................   $      0.33   $      0.20   $      0.52   $      0.53
                                                           -----------   -----------   -----------   -----------

Shares used in computing basic net income (loss)
   per common share ....................................     5,631,000     5,533,000     5,620,000     5,503,000
Shares used in computing diluted net income (loss)
   per common share ....................................     5,824,000     5,763,000     5,807,000     5,699,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                           -----------------------   -----------------------
                                                              2006         2005         2006         2005
                                                           ----------   ----------   ----------   ----------
Net income .............................................   $1,922,000   $1,127,000   $3,043,000   $3,026,000
Other comprehensive income (net of tax):
   Foreign currency translation ........................       22,000           --       28,000           --
   Investments available for sale ......................           --       34,000      (67,000)      47,000
                                                           ----------   ----------   ----------   ----------
Comprehensive income ...................................   $1,944,000   $1,161,000   $3,004,000   $3,073,000
                                                           ----------   ----------   ----------   ----------

*    Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                                                                    2006          2005 *
                                                                                ------------   -----------
OPERATING ACTIVITIES:
   Net income ...............................................................   $  3,043,000   $ 3,026,000
      Add:  losses from discontinued operations .............................        297,000       301,000
                                                                                ------------   -----------
   Income from continuing operations ........................................      3,340,000     3,327,000
                                                                                ------------   -----------
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation ..........................................................        988,000       782,000
      Amortization ..........................................................        193,000       189,000
      Amortization of deferred financing costs ..............................         44,000       224,000
      Non-cash compensation expense .........................................         36,000       490,000
      Stock-based compensation ..............................................         33,000            --
      Provisions for losses on accounts receivable ..........................       (113,000)       29,000
      Deferred compensation and supplemental retirement benefits ............        254,000       186,000
      Deferred compensation and supplemental retirement benefit payments ....     (1,097,000)     (268,000)
      Deferred income taxes .................................................        435,000       445,000
      Loss on sale of equipment .............................................          2,000            --
      Changes in operating assets and liabilities, excluding effects of business acquisition:
         Accounts receivable ................................................       (231,000)   (2,107,000)
         Inventories ........................................................     (3,034,000)      490,000
         Prepaid expenses ...................................................       (578,000)     (113,000)
         Other assets .......................................................        (46,000)     (329,000)
         Accounts payable ...................................................        (20,000)      666,000
         Accrued liabilities ................................................        (43,000)   (1,227,000)
         Accrued income taxes ...............................................        804,000      (759,000)
                                                                                ------------   -----------
   Net cash provided by operating activities from continuing operations .....        967,000     2,025,000
   Net cash (used in) operating activities from discontinued operations .....       (377,000)      (61,000)
                                                                                ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        590,000     1,964,000
                                                                                ------------   -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...............................     (1,650,000)     (740,000)
   Acquisition of a business, net of cash acquired ..........................    (16,133,000)           --
   Purchases of securities available for sale ...............................             --      (567,000)
   Purchases of other assets ................................................             --      (216,000)
                                                                                ------------   -----------
NET CASH (USED IN) INVESTING ACTIVITIES .....................................    (17,783,000)   (1,523,000)
                                                                                ------------   -----------
FINANCING ACTIVITIES:
   Payments of term loans ...................................................             --      (327,000)
   Net borrowings from Revolving Credit Facility ............................      6,822,000            --
   Proceeds from stock options exercised ....................................        524,000     1,418,000
   Tax benefit from exercise of stock options ...............................        106,000            --
   Treasury stock (purchases) sales .........................................       (272,000)      117,000
                                                                                ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................      7,180,000     1,208,000
                                                                                ------------   -----------
   Effect of exchange rate changes on cash ..................................         28,000            --
                                                                                ------------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................     (9,985,000)    1,649,000
                                                                                ------------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................      9,985,000     2,659,000
                                                                                ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $         --   $ 4,308,000
                                                                                ------------   -----------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ..............................................................   $    246,000   $   215,000
      Income taxes ..........................................................   $    260,000   $ 1,244,000

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

2. RECEIVABLES

Receivables at June 30, 2006 and December 31, 2005 consisted of the following:

                                        June 30,   December 31,
                                          2006         2005
                                        --------   ------------
                                             (in thousands)
Trade receivables                        $24,624     $16,638
Less allowances for doubtful accounts     (1,389)       (569)
                                         -------     -------
                                          23,235      16,069
Recoverable income taxes                       1           2
Other                                        345         365
                                         -------     -------
                                         $23,581     $16,436
                                         -------     -------

3. INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

                                        June 30,   December 31,
                                          2006         2005
                                        --------   ------------
                                             (in thousands)
Raw materials                            $17,276      $ 9,774
Work in process                            5,267        4,699
Finished goods                             3,128        1,926
                                         -------      -------
                                          25,671       16,399
Less allowances                           (4,197)      (1,829)
                                         -------      -------
                                         $21,474      $14,570
                                         -------      -------

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

The tables below set forth the computation of basic and diluted net income per share:

                                        Three Months Ended June 30,
                         ---------------------------------------------------------
                                     2006                          2005
                         ---------------------------   ---------------------------
                                 (in thousands, except per share amounts)

                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per     $1,922    5,631    $ 0.34     $1,127    5,533     $0.20
   common share
Effect of dilutive
   securities                --      193     (0.01)        --      230        --
                         ------    -----    ------     ------    -----     -----
Diluted net income per
   common share          $1,922    5,824    $ 0.33     $1,127    5,763     $0.20
                         ------    -----    ------     ------    -----     -----

                                         Six Months Ended June 30,
                         ---------------------------------------------------------
                                     2006                          2005
                         ---------------------------   ---------------------------
                                 (in thousands, except per share amounts)

                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per     $3,043    5,620    $ 0.54     $3,026    5,503    $ 0.55
   common share
Effect of dilutive
  securities                 --      187     (0.02)        --      196     (0.02)
                         ------    -----    ------     ------    -----    ------
Diluted net income per
   common share          $3,043    5,807    $ 0.52     $3,026    5,699    $ 0.53
                         ------    -----    ------     ------    -----    ------

For the six-month period ended June 30, 2006, stock options of 6,250 were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock. For the six-month period ended June 30, 2005, no common stock options were excluded from the diluted computations because the option exercise prices of all outstanding options were less than the average market price of the Company's common stock during this period.

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

During 2005, the Company issued 25,000 options to an executive of the Company in accordance with the rules and regulations of the Securities and Exchange Commission.

For the six months ended June 30, 2006, the Company recognized stock-based employee compensation expense of $33,000, less a related income tax benefit of approximately $13,000 under the provisions of the SFAS No. 123(R). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the six months ended June 30, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB No. 25. However, the Company has recognized a benefit of approximately $28,000 and an expense of approximately $498,000 in the three-month periods ended June 30, 2006 and June 30, 2005, respectively, and expenses of approximately $36,000 and $490,000 in the six-month periods ended June 30, 2006 and June 30, 2005, respectively, in compensation expense related to certain stock-based compensation arrangements. The following table illustrates the pro forma effect on earnings per share if the Company had accounted for its stock option plans prior to January 1, 2006, using the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                       Three Months     Six Months
                                                          Ended           Ended
                                                      June 30, 2005   June 30, 2005
                                                      -------------   -------------
                                                        (in thousands, except per
                                                              share amounts)
Net income, as reported                                   $1,127         $3,026
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                317            311
                                                          ------         ------
                                                           1,444          3,337
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for awards granted,
   modified, or settled, net of related tax effects         (344)          (394)
                                                          ------         ------
Pro forma net income                                      $1,100         $2,943
                                                          ------         ------
Earnings per common share:
   Basic - as reported                                    $ 0.20         $ 0.55
   Basic - pro forma                                      $ 0.20         $ 0.53

   Diluted - as reported                                  $ 0.20         $ 0.53
   Diluted - pro forma                                    $ 0.19         $ 0.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       Six Months
                                                         Ended
                                                      June 30, 2005
                                                      -------------
Expected dividend yield                                   0.0%
Expected stock price volatility                         44.61%
Risk-free interest rate                                  3.84%
Expected life of stock option                         5 years

The following table summarizes stock option activity for all plans:

                                       Outstanding     Weighted Average   Weighted Average      Aggregate
                                         Options        Exercise Price     Remaining Life    Intrinsic Value
                                      --------------   ----------------   ----------------   ---------------
                                      (in thousands)                                          (in thousands)
Outstanding as of December 31, 2005        633              $10.41              4.78
Granted                                     --                  --
Exercised                                  (53)             $ 9.86
Forfeited                                   --                  --
Expired                                     --                  --
                                           ---              ------              ----             ------
Outstanding as of June 30, 2006            580              $10.46              4.37             $3,368
                                           ---              ------              ----             ------
Exercisable as of June 30, 2006            561              $10.24              4.37             $3,354
                                           ---              ------              ----             ------

At June 30, 2006, approximately $137,000 of total unrecognized compensation expense associated with unvested stock options was expected to be recognized over a period of 2.1 years. During the six month periods ended June 30, 2006 and June 30, 2005, the total intrinsic value of options exercised was $328,000 and $681,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $106,000 and $262,000, respectively. During the six months ended June 30, 2005, options to purchase 116,000 shares of common stock with an aggregate exercise price of $1,173,000 were exercised by option holders.

There were no options granted during the six months ended June 30, 2006 and June 30, 2005.

5. INCOME TAX

The following is a reconciliation of income tax expense from continuing operations at the applicable federal statutory rate and the effective rates:

                                               Six Months Ended
                                                   June 30,
                                               ----------------
                                                  2006   2005
                                                  ----   ----
Statutory rate                                     34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings               (1)    (1)
Tax rate differential on domestic
   manufacturing deduction                         (1)    (1)
International rate differences                     (2)     2
State income taxes, net of federal income
   tax benefit                                      3      2
Research and development credits                   (4)    (8)
Other                                              --     (2)
                                                  ---    ---
                                                   29%    26%
                                                  ---    ---

During the six months ended June 30, 2006, the Company recorded additional benefits from research and development tax credits of $210,000. As of June 30, 2006, the Company's gross research and development tax credit carryforwards totaled approximately $2,770,000. Of these credits, approximately $2,135,000 can be carried forward for fifteen years and will expire between 2013 and 2021, and approximately $635,000 can be carried forward indefinitely.

As of June 30, 2006, the Company's gross foreign tax credits totaled approximately $944,000. These credits can be carried forward for ten years and will expire between 2009 and 2016.

6. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. These provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151, and it did not have an impact on its financial position and results of operations.

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

In June 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                             June 30, 2006                          December 31, 2005
                                --------------------------------------   --------------------------------------
                                               Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                (in thousands)
Goodwill                          $15,990         $  0        $15,990      $10,303         $  0        $10,303
                                  -------         ----        -------      -------         ----        -------
Other intangible assets:
   Patents                            919          758            161          919          723            196
   Trademarks                         572           --            572          572           --            572
   Licensing fees                     355           71            284          355           53            302
   Other                               51           39             12           51           36             15
                                  -------         ----        -------      -------         ----        -------
Total other intangible assets       1,897          868          1,029        1,897          812          1,085
                                  -------         ----        -------      -------         ----        -------
                                  $17,887         $868        $17,019      $12,200         $812        $11,388
                                  -------         ----        -------      -------         ----        -------

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: patents are amortized over approximately 13 years, licensing fees over approximately 10 years, and trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2006 and June 30, 2005 was $28,000. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2006 and June 30, 2005 was $55,000 and $56,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $111,000 for the next two years, $66,000 in the third year and $39,000 in each of the fourth and fifth years. Intangible assets subject to amortization have a weighted average life of approximately eleven years.

During the six-months ended June 30, 2006, the Company recorded preliminary goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $5,687,000 (see Note 11). The change in the carrying amount of goodwill for the quarter ended June 30, 2006 is as follows:

                                              (in thousands)
Balance as of March 31, 2006                     $6,502
   Goodwill re-allocated during the quarter        (997)
   Goodwill acquired during the quarter             182
                                                 ------
Balance as of June 30, 2006                      $5,687
                                                 ------

The Company re-allocated goodwill due to the recording of certain deferred tax assets primarily related to bad debt and inventory reserves and to the recording of R&D tax credits in the aggregate amount of ($920,000). The Company reduced opening balances of accruals in the amount of ($77,000). Goodwill acquired during the quarter relates to cash expended for post acquisition costs related to the acquisition of Ault.

8. DEBT

Debt consists of the following:

                       June 30,   December 31,
                         2006         2005
                       --------   ------------
                            (in thousands)
Prime rate loan         $1,022        $ 0
LIBOR rate loan          5,800         --
                        ------        ---
                         6,822         --
Less current portion        --         --
                        ------        ---
Total long-term debt    $6,822        $ 0
                        ------        ---

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America"). The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined. As of June 30, 2006, the Company had outstanding balances under its Revolving Credit Facility of $1,022,000 at the Bank of America prime rate and $5,800,000 under the LIBOR rate.

9. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                          June 30,   December 31,
                                            2006         2005
                                          --------   ------------
                                               (in thousands)
Taxes (other than income) and insurance    $  446       $  483
Commissions                                   723          451
Accrued litigation and legal fees             451          558
Other professional fees                       443          484
Environmental                               1,216        1,220
Warranty                                    1,075          851
Other                                       2,087          973
Reclassified to long-term liabilities        (927)        (927)
                                           ------       ------
                                           $5,514       $4,093
                                           ------       ------

Included in the category, "Other," above as of June 30, 2006, are a customer advance for $642,000 received by RFL and accrued liabilities of $409,000 assumed in the Ault acquisition.

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended June 30, 2006, is as follows:

                                          June 30,
                                            2006
                                       --------------
                                       (in thousands)
Liability, beginning of year               $  851
Acquired liability                            181
Expense for new warranties issued             238
Expense related to accrual revisions
   for prior year                              90
Warranty claims                              (285)
                                           ------
Liability, end of period                   $1,075
                                           ------

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

On June 30, 2006, the Superior Court denied class certification in this action. The Company expects the Court's ruling to stand. With the denial of a class certification, the lawsuit will proceed as twelve individual claims. The Company believes it has significant defenses against the plaintiffs' claims and intends to pursue them vigorously. Technical data generated as part of remedial activities at the SurfTech Site have not established offsite migration of contaminants and there are several other technical factors and defenses available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has a strong defense against the claims alleged in the plaintiffs' complaint, as well as the environmental administrative actions.

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

The Company has reported a ground water contamination plume on its property in Camden, New Jersey. In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the property should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.

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

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $785,000, as payment of their contingent commitments through 2005, which have been recorded as income, net of tax, in discontinued operations. In July 2006, the Company received from one insurer the final contingent payment of $36,000, related to these environmental costs.

As of June 30, 2006 and December 31, 2005, the Company has accrued $1,216,000 and $1,220,000, respectively, for known costs believed to be probable related to environmental matters, which have been included in "Accrued Liabilities - Other" (Note 9).

NOTE 11. ACQUISITION

On January 26, 2006, the Company, through a wholly-owned subsidiary, acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for an average price of $2.39 per share. Immediately after acquiring the Ault shares, the Company's wholly-owned subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000, including interest, to acquire all of the outstanding shares of Ault's preferred stock and incurred additional acquisition related costs of $2,577,000 primarily related to legal and investment banking fees, due diligence expenses and the payment of certain pre-acquisition contingencies. The source of funds for the acquisition was a combination of the Company's available cash and borrowings of approximately $5,900,000 from its Revolving Credit Facility.

Ault is a leading manufacturer of external power conversion products and is a major supplier to the original equipment manufacturers of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices, and industrial equipment. Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in Norwood, Massachusetts, and engineering, sales and manufacturing facilities in the People's Republic of China. Ault's operating results are reported in the segment SLPE (Note 12) from the date of acquisition.

At June 30, 2006, the purchase price allocated to acquired assets and assumed liabilities are preliminary and are subject to the finalization of independent appraisals of acquired tangible and intangible assets. The purchase price of the Ault acquisition was preliminarily allocated as follows (in thousands):

Accounts receivable, net                        $ 6,243
Inventory, net                                    3,871
Note receivable - short term                      1,125
Other current assets                                785
Deferred income taxes, net                        4,659
Plant and equipment, net                          2,323
Goodwill                                          5,687
Note receivable - long term                         563
Other assets                                        111
Accounts payable                                 (6,977)
Accrued compensation                               (659)
Other current liabilities                          (564)
                                                -------
   Total purchase price, net of cash acquired   $17,167
Acquisition costs incurred in 2005               (1,034)
                                                -------
Acquisition costs for the six months
   ended June 30, 2006                          $16,133
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

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                -------------------------   -------------------------
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
                                                      (in thousands,              (in thousands,
                                                except per share amounts)   except per share amounts)
                                                       (unaudited)                 (unaudited)
Net sales                                         $43,114       $40,973       $87,072       $82,370
Income (loss) from continuing operations            2,107          (208)        3,465         1,177
(Loss) from discontinued operations, net of tax      (185)         (231)         (297)         (301)
Net income                                        $ 1,922         ($439)      $ 3,168       $   876

Basic net income per common share                 $  0.34        ($0.08)      $  0.56       $  0.16
Diluted net income per common share               $  0.33        ($0.08)      $  0.55       $  0.15

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of Ault been consummated as of the beginning of the periods presented, and such information is not indicative of future operating results.

12. SEGMENT INFORMATION

The Company currently operates under four business segments: SL Power Electronics Corp. ("SLPE"), Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). The Company acquired Ault on January 26, 2006. In the period following the acquisition, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into one business segment in accordance with the guidance provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This segment is presented as SL Power Electronics Corp. ("SLPE"). Management has combined SLPE and Teal into one business unit classified as the Power Electronics Group.

SLPE produces a wide range of standard and custom internal and external power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. SLPE is a major supplier to the original equipment manufacturers of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices, and industrial equipment. Teal is a leader in the design and manufacture of custom power conditioning and power distribution units. Teal products are developed and manufactured for custom electrical subsystems for original equipment manufacturers of semiconductor, medical imaging, graphics, and telecommunications systems. SL-MTI is a technological leader in the design and manufacture of intelligent, high power density precision motors. These motor and motion controls are used in numerous applications, including aerospace, medical, and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. RFL also provides customer service and maintenance for all of its products. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three-month periods and the six-month periods ended June 30, 2006 and June 30, 2005 are as follows:

                           Three Months Ended       Six Months Ended
                                 June 30,               June 30,
                           -------------------      -----------------
                             2006       2005*         2006     2005*
                           -------     -------      -------   -------
                                         (in thousands)
NET SALES
Power Electronics Group:
   SLPE                    $22,921     $11,066       $41,162   $22,384
   Teal                      8,674       7,684        17,792    15,237
                           -------     -------       -------   -------
      Total                 31,595      18,750        58,954    37,621
                           -------     -------       -------   -------
SL-MTI                       6,098       6,910        12,688    13,680
RFL                          5,421       5,599        10,757    12,414
                           -------     -------       -------   -------
Consolidated               $43,114     $31,259       $82,399   $63,715
                           -------     -------       -------   -------

                           Three Months Ended       Six Months Ended
                                 June 30,               June 30,
                           -------------------      -----------------
                             2006       2005*         2006     2005*
                           -------     -------      -------   -------
                                         (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                    $ 2,516     $ 1,295       $ 3,343   $ 2,428
   Teal                      1,218       1,064         2,835     2,135
                           -------     -------       -------   -------
      Total                  3,734       2,359         6,178     4,563
                           -------     -------       -------   -------
SL-MTI                         145         845           501     1,824
RFL                            360         493           710     1,316
Other                       (1,131)     (1,607)       (2,356)   (2,876)
                           -------     -------       -------   -------
Consolidated               $ 3,108     $ 2,090       $ 5,033   $ 4,827
                           -------     -------       -------   -------

* SLPE does not include the net sales and income from the operations of Ault for 2005. The SLPE Group does include net sales and income from operations of Ault from the acquisition date, January 26, 2006 to June 30, 2006 (see
     Note 11).

                           June 30,   December 31,
                             2006        2005*
                           --------   ------------
                                (in thousands)
TOTAL ASSETS
Power Electronics Group:
   SLPE                     $41,442      $13,330
   Teal                      13,340       12,574
                            -------      -------
      Total                 $54,782      $25,904
                            -------      -------
SL-MTI                       12,690       12,495
RFL                          16,952       15,825
Other                         4,261       16,090
                            -------      -------
Consolidated                $88,685      $70,314
                            -------      -------

                           June 30,   December 31,
                             2006        2005*
                           --------   ------------
                                (in thousands)
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                     $ 5,687      $     0
   Teal                       5,787        5,822
                            -------      -------
      Total                 $11,474      $ 5,822
                            -------      -------
SL-MTI                           12           15
RFL                           5,533        5,551
                            -------      -------
Consolidated                $17,019      $11,388
                            -------      -------

* The SLPE Group does not include the total assets and intangible assets of Ault for December 31, 2005.

13. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains four noncontributory, defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Condor, Ault, Teal, SL-MTI and the corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL and the corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $461,000 and $540,000 during the six-month periods ended June 30, 2006 and June 30, 2005, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $208,000 and $138,000 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively.

14. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and Glen Kassan, the Company's Vice Chairman, as well as other assistance provided by SPL from time to time. Until August 10, 2005, Mr. Lichtenstein had been serving as both Chairman and Chief Executive Officer, and Mr. Kassan had been serving as President of the Company. During the six-month period ended June 30, 2006, the Company expensed $237,000 for SPL services. Of this amount, $40,000 remained payable at June 30, 2006. The Company expensed $237,000 for services performed for the six-month period ended June 30, 2005.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2006 and June 30, 2005 were $430,000 and $571,000, respectively. Accounts receivable due from RFL Communications at June 30, 2006 were $177,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. With the acquisition of Ault on January 26, 2006, the Company added manufacturing, engineering and sales capability in the People's Republic of China. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

ACCOUNTING FOR INCOME TAXES

The Company's income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under SFAS No. 109 in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income, to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent it establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of income.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of June 30, 2006 and December 31, 2005, the Company had recorded total valuation allowances of $3,692,000 and $3,572,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of June 30, 2006 and December 31, 2005 were $10,326,000 and $5,980,000, respectively, net of valuation allowances of $3,692,000 and $3,572,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly.

In accordance with SFAS 109 and SFAS No. 141, as of the date of acquisition of Ault, the Company has recorded, separate from goodwill, the deferred taxes related to Ault's federal and state net operating loss carryforwards. At the date of acquisition, Ault's net operating loss carryforwards were $10,622,000. The Company believes that these deferred tax assets will more likely than not be realized.

The Company has made a provision for US and state income taxes for the anticipated repatriation of the profits of its Mexican subsidiaries. The Company considers the undistributed earnings of its Chinese and United Kingdom subsidiaries to be permanently reinvested. As of June 30, 2006, $654,000 of such undistributed earnings were expected to be permanently reinvested.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company's long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units, including an estimate of future cash flows, a determination of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

ENVIRONMENTAL EXPENDITURES

The Company is subject to United States, Mexican and Chinese environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal, state and local environmental laws and regulations, including those that require it to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where the Company has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

                              June 30,   December 31,
                                2006         2005       $ Variance   % Variance
                              --------   ------------   ----------   ----------
                                                (in thousands)
Cash and cash equivalents      $     0      $ 9,985       ($9,985)     (100%)
Bank debt                      $ 6,822      $     0      $  6,822       100%
Working capital (less cash)    $23,931      $15,822      $  8,109        51%
Shareholders' equity           $50,039      $46,645      $  3,394         7%

During the six-month period ended June 30, 2006, the net cash provided from continuing operations was $967,000, as compared to net cash provided from continuing operations of $2,025,000 during the six-month period ended June 30, 2005. The primary sources of cash from operating activities for the six-month period ended June 30, 2006 were income from continuing operations of $3,340,000, increased accrued income taxes of $804,000 and decreased deferred income tax assets of $435,000. These sources of cash were partially offset by an aggregate increase in inventory of $3,034,000. SLPE's inventory level increased $1,463,000, which was caused by an increase in current period bookings and a shift in existing orders. Teal's inventory increased by $171,000, primarily due to its relatively high backlog. SL-MTI's inventory level increased by $581,000, primarily due to a customer deferral of a large order and, to a lesser extent, a customer redesign of a product. RFL's inventory increased $819,000, primarily as a result of increased customer orders expected to ship during the third quarter of the year. Other uses of cash included a lump sum payment of $770,000 to a former employee from the Company's capital accumulation plan. The primary sources of cash from operating activities for the six-month period ended June 30, 2005 were income from continuing operations of $3,327,000, decreased inventories of $490,000 and increased accounts payable of $666,000. These sources of cash were partially offset by an increase in accounts receivable of $2,107,000 and a decrease in accrued liabilities of $1,227,000. The increase in accounts receivable is primarily related to SLPE and Teal, which had increases in accounts receivable of $798,000 and $1,238,000, respectively. Increased accounts receivable at SLPE and Teal were due to the timing of sales in the second quarter of 2005, compared to the quarter ended December 31, 2004. The decrease in accrued liabilities is primarily related to payments made by the Company to settle certain litigation, fees and claims, which the Company had accrued at December 31, 2004.

During the six-month period ended June 30, 2006, net cash used in investing activities was $17,783,000. The primary uses of cash in investing activities during the period were related to the purchase of Ault on January 26, 2006 in the amount of $16,133,000, net of cash acquired (cash in the amount of $1,034,000 was used in 2005 (see Note 11)). In addition, the Company purchased machinery and equipment in the amount of $1,650,000. During the six-month period ended June 30, 2005, net cash used in investing activities was $1,523,000. The primary uses of cash in investing activities were related to purchases of securities available for sale (Ault) in the amount of $567,000 and the purchase of machinery and equipment in the amount of $740,000.

During the six-month period ended June 30, 2006, net cash provided by financing activities was $7,180,000. This source of cash was principally related to proceeds from the Company's Revolving Credit Facility in the amount of $6,822,000. Of this amount, approximately $5,900,000 was used in the acquisition of Ault. Also $524,000 was received as proceeds from the exercise of stock options. During the six-month period ended June 30, 2005, net cash provided by financing activities was $1,208,000, principally due to the proceeds from the exercise of stock options of $1,418,000. This source of cash was partially offset by payments made against the Senior Credit Facility in the amount of $327,000.

The Company's current ratio was 1.87 to 1 at June 30, 2006 and 2.40 to 1 at December 31, 2005. The current ratio changed primarily due to a reduction in cash and cash equivalents of $9,985,000. Current assets increased by $7,202,000 from December 31, 2005, while current liabilities increased by $9,078,000 during the same period. The increase in current liabilities is primarily related to the acquisition of Ault.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 12% at June 30, 2006 and 0% at December 31, 2005. During the first six months of 2006, total debt increased by $6,822,000.

Capital expenditures of $1,650,000 were made during the first six months of 2006. These expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a $910,000 increase from the comparable period in 2005.

During the first six months of 2006, the Company, through a combination of available cash and borrowings available under the Revolving Credit Facility, was able to obtain adequate amounts of cash to meet its operating needs, purchase Ault for $16,133,000 (see Note 11), acquire machinery and equipment in the amount of $1,650,000 and fund its inventory levels. All of the Company's operating segments had income from operations for the six months ended June 30, 2006.

Management believes that cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations, working capital requirements and strategic objectives.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of June 30, 2006:

                    Less Than   1 to 3   4 to 5    After
                      1 Year     Years    Years   5 Years    Total
                    ---------   ------   ------   -------   -------
                                   (in thousands)
Operating Leases      $1,671    $2,157    $817      $  0    $ 4,645
Debt                      --     6,822      --        --      6,822
Capital Leases            38        --      --        --         38
Other Obligations         53       181     140       127        501
                      ------    ------    ----      ----    -------
                      $1,762    $9,160    $957      $127    $12,006
                      ------    ------    ----      ----    -------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

The table below shows the comparison of net sales for the quarter ended June 30, 2006 ("2006") and the quarter ended June 30, 2005 ("2005").

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             June 30,       June 30,     Same Quarter   Same Quarter
                               2006           2005         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
   SLPE                       $22,921        $11,066       $11,855          107%
   Teal                         8,674          7,684           990           13%
                              -------        -------       -------          ---
      Total                    31,595         18,750        12,845           69%
                              -------        -------       -------          ---
SL-MTI                          6,098          6,910          (812)         (12%)
RFL                             5,421          5,599          (178)          (3%)
                              -------        -------       -------          ---
Total                         $43,114        $31,259       $11,855           38%
                              -------        -------       -------          ---

The table below shows the comparison of income from operations for 2006 and 2005.

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             June 30,       June 30,     Same Quarter   Same Quarter
                               2006           2005         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
   SLPE                      $ 2,516        $ 1,295         $1,221           94%
   Teal                        1,218          1,064            154           14%
                             -------        -------         ------          ---
      Total                    3,734          2,359          1,375           58%
                             -------        -------         ------          ---
SL-MTI                           145            845           (700)         (83%)
RFL                              360            493           (133)         (27%)
Other                         (1,131)        (1,607)           476           30%
                             -------        -------         ------          ---
Total                        $ 3,108        $ 2,090         $1,018           49%
                             -------        -------         ------          ---

Consolidated net sales for 2006 increased by $11,855,000, or 38%, compared to the same period in 2005. On a comparative basis, without the sales of Ault, consolidated sales decreased by $469,000, or 2%. Teal experienced a significant increase in sales of $990,000, or 13%. The remaining business segments experienced a decline in sales ranging from 3% to 12%, which is discussed more fully below.

The Company had income from operations of $3,108,000 for the three-month period ended June 30, 2006, as compared to income from operations of $2,090,000 for the corresponding period last year, an increase of $1,018,000, or 49%. On a comparative basis without the inclusion of Ault, income from operations decreased by $588,000, or 28%.

Income from continuing operations was $2,107,000, or $0.36 per diluted share in the second quarter of 2006, compared to $1,358,000, or $0.24 per diluted share, for the same period in 2005. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and Teal, recorded a sales increase of $12,845,000, or 69%, when comparing the second quarter of 2006 to the second quarter of 2005. Without the Ault acquisition, sales would have increased by $521,000. Income from operations increased by $1,375,000, or 58%, primarily due to the Ault acquisition. Income from operations recorded at Ault were positively impacted as Condor assumed the cost of integration, some management costs, shared department cost and other expenses. As a percentage of revenue, income from operations for SLPE was 11% in 2006, compared to 12% in 2005. Teal experienced a sales increase of $990,000, or 13%, and an increase in income from operations of $154,000, or 14%. Teal's sales increase was primarily attributable to strong demand in the semiconductor market and, to a lesser extent, the medical imaging market. Teal's increase in income from operations is primarily due to the significant increase in sales, partially offset by higher costs of products sold.

SL-MTI's sales decreased $812,000, or 12%, while income from operations decreased $700,000, or 83%, when comparing the second quarter of 2006 to the second quarter of 2005. The decrease in sales was driven by a $1,316,000, or 27%, decrease in sales to customers in the defense industry. Commercial aerospace orders increased by $416,000, or 31%, over the comparable periods. The decrease in income from operations is primarily due to lower high-volume programs, which decreased factory productivity. In addition, engineering and product development expenses increased significantly in 2006, due to an increase in ongoing development jobs and a decrease in customer funded programs. SL-MTI reduced its selling, general and administrative expenses by 21%, over the comparable periods.

RFL's sales decreased by $178,000, or 3%, in the second quarter of 2006, compared to the second quarter of 2005. Income from operations decreased by $133,000, or 27%, for the comparable periods. Sales of RFL's carrier communications product line decreased by $217,000, or 32%, while sales of protection products increased by $263,000, or 13%, for the comparable periods. RFL's other product lines either decreased or remained relatively flat. This increase was primarily driven by the sales of a new product and sales to an international customer. Domestic sales decreased by $961,000, or 22%, while international sales increased by $785,000, or 68%. The decrease in income from operations is primarily related to reduced volume and increased costs of products sold, partially offset by decreases in engineering and product development expenses and decreases in selling, general and administrative expenses.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for the second quarter of 2006 and for the second quarter of 2005 were approximately 67% and 63%, respectively. Without the Ault operations, the comparable percentages remained at 67% and 63%, respectively. SLPE's cost of products sold percentage increased to 67% from 63%, primarily as a result of the Ault acquisition. Teal's cost of products sold percentage increased by approximately 2%, primarily due to increases in raw material prices. Copper prices, in particular, increased approximately 50% in the three months ended June 30, 2006. In an effort to improve its labor costs and to offset higher material costs, Teal has transferred manufacturing of approximately 42% of its products to operations in Tecate, Mexico. In the second quarter of 2006, SL-MTI recorded an increase in its cost of products sold, as a percentage of net sales, to 77%, compared to 69% in the same period last year. This increase was primarily due to lower plant productivity and higher overhead costs, which resulted in less absorption of fixed overhead. To a lesser extent, SL-MTI incurred additional training costs and operational inefficiencies related to the transfer of new lower volume programs to its manufacturing facility in Matamoros, Mexico. In an effort to reduce costs in line with its current backlog requirements, in April 2006, SL-MTI announced a lay-off of approximately 82 employees at its manufacturing and administrative facilities. This planned layoff was completed in the second quarter of 2006, which entailed separation payments of approximately $182,000. RFL's cost of products sold, as a percentage of sales, increased by approximately 3% due to product mix and reduced volume.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the second quarter of 2006 and for the second quarter of 2005 were approximately 7% and 8% of net sales, respectively. Engineering and product development expenses in 2006 increased by $697,000, or 28%, of which Ault added $749,000. The largest increase was at SL-MTI, which had an increase of $87,000, or 15%, as ongoing development jobs increased and customer funded programs decreased, compared to the same period in 2005. Teal incurred a slight increase of 3%, while the Company's other operating entities experienced an aggregate decrease of 11%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of 2006 and for the second quarter of 2005 were 17% and 20%, respectively. These expenses increased by $874,000, or 14%, with Ault contributing $1,639,000 of the increase. Selling, general and administrative expenses, without Ault, decreased by $765,000, or 12%, for the comparable periods. All of the operating entities experienced decreases in selling, general and administrative expenses except Teal, which experienced an increase in sales volume of 13%, for the comparable periods. Corporate and other expenses decreased by $476,000, or 30%, primarily related to certain stock based compensation arrangements, which decreased by $434,000 in the second quarter of 2006, as compared to the second quarter of 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 2% of net sales for each of the three-month periods ended June 30, 2006 and June 30, 2005.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into a Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the second quarter of 2006, amortization of deferred financing costs was $22,000, all of which related to the current Revolving Credit Facility. For the second quarter of 2005, amortization of deferred financing assets was $112,000, all of which related to the former line of credit with LaSalle Business Credit LLC.

INTEREST INCOME (EXPENSE)

Interest income for the second quarter of 2006 was $1,000, compared to $38,000 in the same period last year. Interest expense was $170,000 for the second quarter of 2006, compared to $61,000 for the second quarter of 2005. This increase is primarily related to debt incurred as a result of the acquisition of Ault.

TAXES

The effective tax rate for continuing operations for the second quarter of 2006 was approximately 28%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, and the recording of benefits primarily related to research and development tax credits. The effective tax rate for the comparable period in 2005 was approximately 31%. The effective tax rate reflected the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits primarily related to the prior year.

DISCONTINUED OPERATIONS

For the second quarter of 2006, the Company recorded a loss from discontinued operations, net of tax, of $185,000. This amount includes current legal and environmental charges related to discontinued operations. For the second quarter of 2005, the Company recorded a loss from discontinued operations, net of tax, of $231,000. This amount included legal and environmental charges related to discontinued operations.

SIX MONTHS ENDED JUNE 30, 2006, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

The table below shows the comparison of net sales for the six-month periods ended June 30, 2006 and June 30, 2005. Ault's sales are reflected from the date of acquisition (January 26, 2006) to June 30, 2006 and are included as part of the SLPE segment.

                           Six Months   Six Months    $ Variance    % Variance
                              Ended        Ended         Over          Over
                            June 30,     June 30,    Same Period   Same Period
                              2006         2005       Last Year     Last Year
                           ----------   ----------   -----------   -----------
                                              (in thousands)
Power Electronics Group:
   SLPE                      $41,162      $22,384     $ 18,778         84%
   Teal                       17,792       15,237        2,555         17%
                             -------      -------     --------        ---
      Total                   58,954       37,621       21,333         57%
                             -------      -------     --------        ---
SL-MTI                        12,688       13,680         (992)        (7%)
RFL                           10,757       12,414       (1,657)       (13%)
                             -------      -------     --------        ---
Total                        $82,399      $63,715     $ 18,684         29%
                             -------      -------     --------        ---

The table below shows the comparison of income from operations for the six-month periods ended June 30, 2006 and June 30, 2005. Ault's income from operations is reflected from the date of acquisition to June 30, 2006 and is included in the SLPE segment.


                           Six Months   Six Months    $ Variance    % Variance
                              Ended        Ended         Over          Over
                            June 30,     June 30,    Same Period   Same Period
                              2006         2005       Last Year     Last Year
                           ----------   ----------   -----------   -----------
                                              (in thousands)
Power Electronics Group:
   SLPE                     $ 3,343      $ 2,428       $   915         38%
   Teal                       2,835        2,135           700         33%
                            -------      -------       -------        ---
      Total                   6,178        4,563         1,615         35%
                            -------      -------       -------        ---
SL-MTI                          501        1,824        (1,323)       (73%)
RFL                             710        1,316          (606)       (46%)
Other                        (2,356)      (2,876)          520         18%
                            -------      -------       -------        ---
Total                       $ 5,033      $ 4,827       $   206          4%
                            -------      -------       -------        ---

Consolidated net sales for the six-month period ended June 30, 2006 increased $18,684,000, or 29%, compared to the six-month period ended June 30, 2005. On a comparative basis, without the sales of Ault, consolidated sales decreased by $2,245,000, or approximately 4%. Increased sales at the Power Electronics Group was attributable to the Ault acquisition and a sales increase at Teal of $2,555,000, or 17%. SL-MTI reported a sales decrease of $992,000, or 7%, for the comparable periods. RFL experienced sales decrease of $1,657,000, or 13%, with most of the decline occurring in the first quarter of 2006.

The Company recorded income from operations of $5,033,000 for the six-month period ended June 30, 2006, compared to income from operations of $4,827,000 for the corresponding period last year. This change represents an increase of $206,000, or 4%. Without the inclusion of Ault, income from operations would have decreased by $1,777,000, or 37%, for the comparable periods.

Income from continuing operations was $3,340,000, or $0.58 per diluted share, in the first half of 2006, compared to $3,327,000, or $0.58 per diluted share, for the same period in 2005. Research and development tax credits benefited income from continuing operations by approximately $189,000, or $0.03 per diluted share, in the six-month period ended June 30, 2006, and $362,000, or $0.06 per diluted share, for the same period in 2005. Income from continuing operations remained relatively flat in the first six months of 2006, compared to the same period in 2005, and were 4% of net sales the first half of 2006, compared to 5% in the same period in 2005.

The Power Electronics Group recorded a sales increase of $21,333,000, or 57%, and an increase in income from operations of $1,615,000, or 35%, when comparing the first six months of 2006 to the first six months of 2005. Within the Power Electronics Group, net sales increased $20,929,000 due to the Ault acquisition. In addition, Teal reported a sales increase of $2,555,000, or 17%. SLPE had an increase in income from operations of $915,000, or 38%, while Teal's income from operations increased by $700,000, or 33%. SLPE's income from operations was 8% of net sales for the first six months of 2006, compared to 11% of net sales for the same period in 2005. Teal's sales increase was primarily attributable to increased sales to medical equipment manufacturers and, to a lesser extent, improved business demand in the semiconductor market. Teal's increase in income from operations was attributable to a 17% increase in volume, partially offset by higher selling, general and administrative costs.

SL-MTI's sales decreased by $992,000, or 7%, when comparing the first six months of 2006 to the first six months of 2005. Income from operations decreased by $1,323,000, or 73%, for the comparable periods. The decrease in sales was attributable to a $1,765,000, or 19%, decrease to customers in the defense industry. This decrease was partially offset by sales into other markets. Most notably, sales to commercial aerospace customers increased by $475,000, or 16%, for the comparable periods. The decrease in income from operations was the result of decreased sales volume, operating inefficiencies and severance costs. In addition, engineering and product development expenses increased $217,000, or 19%, in the first half of 2006, compared to the same period last year. These increases were partially offset by a $201,000, or 16%, decrease of selling, general and administrative costs.

RFL's sales decreased by $1,657,000, or 13%, in the six-month period of 2006, compared to the same period of 2005. Income from operations decreased by $606,000, or 46%, for the comparable periods. The largest decrease was experienced in its carrier communications product line, which decreased by approximately $1,183,000, or 20%. The decrease in income from operations was primarily due to lower sales volume partially offset by a $226,000, or 7%, decrease in selling, general and administrative costs.

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of sales for the six months ended June 30, 2006 and June 30, 2005 were approximately 67% and 63%, respectively. Without the Ault operations, the comparable percentages were approximately 66%, compared to 63%. SLPE's cost of products sold percentage increased to 67% from 63%, primarily related to lower Condor sales volume and the Ault acquisition. Teal's cost of products sold percentage remained relatively constant in the first six months of 2006, compared to the same period of 2005. SL-MTI experienced an increase of approximately 8% due to less absorption of fixed overhead, manufacturing inefficiencies and severance costs, as previously discussed. RFL's cost of products sold percentage remained relatively stable in both periods.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the six months ended June 30, 2006 and June 30, 2005 remained at approximately 8% of sales. Engineering and product development expenses increased in the first half of 2006 by $1,453,000, or 30%, of which Ault added $1,300,000. The most significant increase in engineering and product development costs on a comparative basis was experienced at SL-MTI, which recorded an increase of $217,000, or 19%, for reasons previously discussed. Teal's expenses increased by 4%, while the other operating entities decreased by 2% to 4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2006 were approximately 18% of sales, compared to 20% of sales for the same period of 2005. These expenses increased by $2,103,000, or 17%, for the comparable periods. Without the Ault acquisition, these expenses would have decreased by $1,084,000 for the comparative periods. All of the operating entities had decreases in selling, general and administrative expenses except Teal. Selling, general and administrative expenses at Teal increased 3%, on increased sales volume of 17%. For the comparable periods, corporate and other expenses decreased by $520,000, or 18%, primarily related to certain stock based compensation arrangements, which decreased by $364,000 and reduced professional fees, which decreased by $154,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the first six months of each of 2006 and 2005 were approximately 1% of sales.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $44,000 and $224,000 in the first six months of 2006 and 2005, respectively. These costs were less than 1% of sales in each period.

INTEREST INCOME (EXPENSE)

Interest income for the six months ended June 30, 2006 decreased by $38,000, as compared to the same period last year. Interest expense for the first half of 2006 increased by $150,000, as compared to the same period last year. Increased interest expense was due to higher debt levels and increased interest rates.

TAXES

The effective tax rate for the six months ended June 30, 2006 was approximately 29%, compared to 26% for the six months ended June 30, 2005. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of certain income exclusion benefits from research and development tax credits of 4% in 2006 and 8% in 2005.

DISCONTINUED OPERATIONS

For the six months ended June 30, 2006, the Company recorded a loss from discontinued operations, net of tax, of $297,000. This amount consisted primarily of the cost of environmental and legal charges, net of tax, related to discontinued operations. For the six months ended June 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $301,000. This amount consisted primarily of the cost of environmental and legal charges, net of tax, related to discontinued operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 13 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2005, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the six months ended June 30, 2006 and June 30, 2005, the Company did not purchase any shares pursuant to the repurchase program; however, it did purchase 30,900 and 10,900 shares, respectively, through its deferred compensation plans during these periods.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total Number       Maximum Number
                                             of Shares       of Shares That May
                  Total                  Purchased as Part    Yet Be Purchased
                Number of     Average       of Publicly        under Publicly
                  Shares    Price Paid    Announced Plans    Announced Plans or
    Period      Purchased    per Share      or Programs           Programs
    ------      ---------   ----------   -----------------   ------------------
January 2006        --            --             --                48,024
February 2006       --            --             --                48,024
March 2006       6,200(1)     $15.06             --                48,024
April 2006       8,800(1)     $16.47             --                48,024
May 2006        12,000(1)     $17.00             --                48,024
June 2006        3,900(1)     $17.00             --                48,024
                ------        ------            ---
Total           30,900        $16.46             --
                ======        ======            ===

1. The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on May 17, 2006, the Company's shareholders re-elected seven incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, Warren G. Lichtenstein, James A. Risher, and Mark E. Schwarz) to the Company's Board of Directors. The votes cast for all nominees were as follows:

       NOMINEES             FOR      WITHHOLD AUTHORITY
       --------          ---------   ------------------
J. Dwane Baumgardner     4,362,125         138,800
Avrum Gray               4,066,471         444,454
James R. Henderson       4,169,685         352,240
Glen M. Kassan           4,345,220         155,705
Warren G. Lichtenstein   4,359,275         141,650
James A. Risher          4,454,612          46,313
Mark E. Schwarz          4,361,125         139,800

The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2006 were as follows:

   FOR      AGAINST   ABSTAIN
   ---      -------   -------
4,465,494    33,920     1,511

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services approved in the first six months of 2006 by its Audit Committee to be performed by Grant Thornton, the Company's external auditor. During the first six months of 2006, there were $24,600 of non-audit services performed by Grant Thornton.

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

Date: August 7, 2006                    SL INDUSTRIES, INC.
                                        (Registrant)


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