Form 10-Q
period 2006-09-30
SL INDUSTRIES INC
filed 2006-11-08
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes     No  X
                                    ---    ---

  The number of shares of common stock outstanding as of November 1, 2006 was
                                   5,654,302.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
            Consolidated Balance Sheets
               September 30, 2006 (Unaudited) and December 31, 2005............     1
            Consolidated Statements of Income and Comprehensive Income
               Three Months Ended September 30, 2006 and 2005 (Unaudited)
               and Nine Months Ended September 30, 2006 and 2005 (Unaudited)...     2
            Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2006 and 2005 (Unaudited).......     3
            Notes to Consolidated Financial Statements (Unaudited).............     4
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................    20
Item 3.  Quantitative and Qualitative Disclosures about Market Risk............    34
Item 4.  Controls and Procedures...............................................    34

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.....................................................    35
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........    35
Item 5.  Other Information.....................................................    36
Item 6.  Exhibits..............................................................    36
SIGNATURES.....................................................................    37

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                            2006           2005
                                                                       -------------   ------------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $         --    $  9,985,000
   Receivables, net                                                      27,715,000      16,436,000
   Note receivable                                                        1,125,000              --
   Inventories, net                                                      22,238,000      14,570,000
   Prepaid expenses                                                       2,192,000         632,000
   Deferred income taxes, net                                             3,908,000       2,571,000
                                                                       ------------    ------------
         Total current assets                                            57,178,000      44,194,000
                                                                       ------------    ------------
Property, plant and equipment, net                                       12,572,000       8,754,000
Deferred income taxes, net                                                6,385,000       3,409,000
Goodwill                                                                 13,759,000      10,303,000
Investments available for sale                                                   --         670,000
Other intangible assets, net                                              3,401,000       1,085,000
Other assets and deferred charges                                         1,341,000       1,899,000
                                                                       ------------    ------------
         Total assets                                                  $ 94,636,000    $ 70,314,000
                                                                       ============    ============
LIABILITIES
Current liabilities:
   Debt, current portion                                               $         --    $         --
   Accounts payable                                                      14,876,000       7,648,000
   Accrued income taxes                                                   1,445,000         417,000
   Accrued liabilities:
      Payroll and related costs                                           6,743,000       6,229,000
      Other                                                               5,917,000       4,093,000
                                                                       ------------    ------------
         Total current liabilities                                       28,981,000      18,387,000
                                                                       ------------    ------------
Debt, less current portion                                                9,453,000              --
Deferred compensation and supplemental retirement benefits                2,961,000       3,829,000
Other liabilities                                                         1,361,000       1,453,000
                                                                       ------------    ------------
         Total liabilities                                               42,756,000      23,669,000
                                                                       ------------    ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares;
   none issued                                                         $         --    $         --
Common stock, $0.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                               1,660,000       1,660,000
Capital in excess of par value                                           40,747,000      40,136,000
Accumulated other comprehensive (loss) income                               (39,000)         67,000
Retained earnings                                                        29,537,000      24,837,000
Treasury stock at cost, 2,643,000 and 2,701,000 shares, respectively    (20,025,000)    (20,055,000)
                                                                       ------------    ------------
         Total shareholders' equity                                      51,880,000      46,645,000
                                                                       ------------    ------------
         Total liabilities and shareholders' equity                    $ 94,636,000    $ 70,314,000
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                           -------------------------   --------------------------
                                                               2006          2005          2006           2005
                                                           -----------   -----------   ------------   -----------
Net sales ..............................................   $45,165,000   $32,098,000   $127,564,000   $95,813,000
Cost and expenses:
   Cost of products sold ...............................    30,809,000    20,931,000     85,946,000    61,356,000
   Engineering and product development .................     2,917,000     2,294,000      9,147,000     7,071,000
   Selling, general and administrative .................     8,034,000     5,050,000     22,852,000    17,765,000
   Depreciation and amortization .......................       623,000       481,000      1,803,000     1,452,000
                                                           -----------   -----------   ------------   -----------
Total costs and expenses ...............................    42,383,000    28,756,000    119,748,000    87,644,000
                                                           -----------   -----------   ------------   -----------
Income from operations .................................     2,782,000     3,342,000      7,816,000     8,169,000
Other income (expense):
   Amortization of deferred financing costs ............       (22,000)     (236,000)       (66,000)     (460,000)
   Interest income .....................................         2,000        61,000         30,000       128,000
   Interest expense ....................................      (153,000)     (236,000)      (452,000)     (385,000)
                                                           -----------   -----------   ------------   -----------
Income from continuing operations before income taxes ..     2,609,000     2,931,000      7,328,000     7,452,000
Income tax provision ...................................       803,000       379,000      2,182,000     1,573,000
                                                           -----------   -----------   ------------   -----------
Income from continuing operations ......................     1,806,000     2,552,000      5,146,000     5,879,000
(Loss) from discontinued operations (net of tax) .......      (148,000)      (98,000)      (445,000)     (398,000)
                                                           -----------   -----------   ------------   -----------
Net income .............................................   $ 1,658,000   $ 2,454,000   $  4,701,000   $ 5,481,000
                                                           ===========   ===========   ============   ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE                                                     *
   Income from continuing operations ...................   $      0.32   $      0.46   $       0.91   $      1.06
   (Loss) from discontinued operations (net of tax) ....         (0.03)        (0.02)         (0.08)        (0.07)
                                                           -----------   -----------   ------------   -----------
   Net income ..........................................   $      0.29   $      0.44   $       0.84   $      0.99
                                                           ===========   ===========   ============   ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE                                                   *
   Income from continuing operations ...................   $      0.31   $      0.44   $       0.88   $      1.03
   (Loss) from discontinued operations (net of tax) ....         (0.03)        (0.02)         (0.08)        (0.07)
                                                           -----------   -----------   ------------   -----------
   Net income ..........................................   $      0.28   $      0.42   $       0.81   $      0.96
                                                           ===========   ===========   ============   ===========
Shares used in computing basic net income (loss)
   per common share ....................................     5,644,000     5,580,000      5,628,000     5,528,000
Shares used in computing diluted net income (loss)
   per common share ....................................     5,840,000     5,781,000      5,819,000     5,728,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                           -------------------------   --------------------------
                                                               2006          2005          2006           2005
                                                           -----------   -----------   ------------   -----------
Net income .............................................   $ 1,658,000   $ 2,454,000   $  4,701,000   $ 5,481,000
Other comprehensive income (net of tax):
   Foreign currency translation ........................       (44,000)           --        (26,000)           --
   Investments available for sale ......................            --      (101,000)       (67,000)      (54,000)
                                                           -----------   -----------   ------------   -----------
Comprehensive income ...................................   $ 1,614,000   $ 2,353,000   $  4,608,000   $ 5,427,000
                                                           ===========   ===========   ============   ===========

*    Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                     CONSDOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                  2006          2005*
                                                                              ------------   -----------
OPERATING ACTIVITIES:
   Net income .............................................................   $  4,701,000   $ 5,481,000
      Add: losses from discontinued operations ............................        445,000       398,000
                                                                              ------------   -----------
   Income from continuing operations ......................................      5,146,000     5,879,000
                                                                              ------------   -----------
   Adjustments to reconcile income from continuing operations to net cash
   (used in) provided by operating activities:
      Depreciation ........................................................      1,522,000     1,167,000
      Amortization ........................................................        281,000       285,000
      Amortization of deferred financing costs ............................         66,000       460,000
      Non-cash compensation expense .......................................        453,000        40,000
      Stock-based compensation ............................................         49,000            --
      Provisions for losses on accounts receivable ........................       (138,000)       27,000
      Deferred compensation and supplemental retirement benefits ..........        363,000       272,000
      Deferred compensation and supplemental retirement benefit payments ..     (1,226,000)     (404,000)
      Deferred income taxes ...............................................        474,000       (38,000)
      Loss on sale of equipment ...........................................          2,000            --
      Changes in operating assets and liabilities, excluding effects of business acquisition:
         Accounts receivable ..............................................     (4,913,000)     (579,000)
         Inventories ......................................................     (3,797,000)    2,016,000
         Prepaid expenses .................................................       (630,000)      (41,000)
         Other assets .....................................................        304,000      (411,000)
         Accounts payable .................................................        251,000      (160,000)
         Accrued liabilities ..............................................         42,000    (1,522,000)
         Accrued income taxes .............................................      1,266,000       (90,000)
                                                                              ------------   -----------
   Net cash (used in) provided by operating activities
      from continuing operations ..........................................       (485,000)    6,901,000
   Net cash (used in) operating activities from discontinued operations ...       (567,000)     (103,000)
                                                                              ------------   -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .......................     (1,052,000)    6,798,000
                                                                              ------------   -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .............................     (2,798,000)   (1,186,000)
   Acquisition of a business, net of cash acquired ........................    (16,145,000)           --
   Proceeds from sales of equipment .......................................          5,000            --
   Purchases of securities available for sale .............................             --      (567,000)
   Purchases of other assets ..............................................             --      (310,000)
                                                                              ------------   -----------
NET CASH (USED IN) INVESTING ACTIVITIES ...................................    (18,938,000)   (2,063,000)
                                                                              ------------   -----------
FINANCING ACTIVITIES:
   Payments of deferred financing costs ...................................             --      (207,000)
   Payments of term loans .................................................             --    (2,015,000)
   Net borrowings from Revolving Credit Facility ..........................      9,453,000            --
   Proceeds from stock options exercised ..................................        810,000     1,511,000
   Tax benefit from exercise of stock options .............................        177,000            --
   Treasury stock (purchases) sales .......................................       (396,000)       13,000
                                                                              ------------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......................     10,044,000      (698,000)
                                                                              ------------   -----------
   Effect of exchange rate changes on cash ................................        (39,000)           --
                                                                              ------------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................     (9,985,000)    4,037,000
                                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................      9,985,000     2,659,000
                                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $         --   $ 6,696,000
                                                                              ============   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ............................................................   $    362,000   $   444,000
      Income taxes ........................................................   $  1,093,000   $ 1,321,000

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

2. RECEIVABLES

Receivables at September 30, 2006 and December 31, 2005 consisted of the following:

                                        September 30,   December 31,
                                             2006           2005
                                        -------------   ------------
                                               (in thousands)
Trade receivables                          $28,696        $16,638
Less allowances for doubtful accounts       (1,370)          (569)
                                           -------        -------
                                            27,326         16,069
Recoverable income taxes                        17              2
Other                                          372            365
                                           -------        -------
                                           $27,715        $16,436
                                           =======        =======

3. INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

                                        September 30,   December 31,
                                             2006           2005
                                        -------------   ------------
                                               (in thousands)
Raw materials                              $17,696        $ 9,774
Work in process                              5,752          4,699
Finished goods                               2,946          1,926
                                           -------        -------
                                            26,394         16,399
Less allowances                             (4,156)        (1,829)
                                           -------        -------
                                           $22,238        $14,570
                                           =======        =======

4. INCOME PER SHARE

The Company has presented net income per common share pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the computation of basic and diluted net income per share:

                                      Three Months Ended September 30,
                         ---------------------------------------------------------
                                     2006                          2005
                         ---------------------------   ---------------------------
                                  (in thousands, except per share amounts)
                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per
   common share          $1,658    5,644     $0.29     $2,454    5,580     $0.44
Effect of dilutive
   securities                --      196     (0.01)        --      201     (0.02)
                         ------    -----     -----     ------    -----     -----
Diluted net income per
   common share          $1,658    5,840     $0.28     $2,454    5,781     $0.42
                         ======    =====     =====     ======    =====     =====

                                      Nine Months Ended September 30,
                         ---------------------------------------------------------
                                     2006                          2005
                         ---------------------------   ---------------------------
                                  (in thousands, except per share amounts)
                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per
   common share          $4,701    5,628     $0.84     $5,481    5,528     $0.99
Effect of dilutive
   securities                --      191     (0.03)        --      200     (0.03)
                         ------    -----     -----     ------    -----     -----
Diluted net income per
   common share          $4,701    5,819     $0.81     $5,481    5,728     $0.96
                         ======    =====     =====     ======    =====     =====

For the nine-month periods ended September 30, 2006 and September 30, 2005, stock options of 12,500 and 6,250, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

During 2005, the Company issued 25,000 options to a newly hired executive of the Company in accordance with the rules and regulations of the Securities and Exchange Commission.

For the nine months ended September 30, 2006, the Company recognized stock-based employee compensation expense of $49,000, less a related income tax benefit of approximately $20,000 under the provisions of the SFAS No. 123(R). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the nine months ended September 30, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB No. 25. However, the Company has recognized an expense of approximately $417,000 and a benefit of approximately $450,000 in the three-month periods ended September 30, 2006 and September 30, 2005, respectively, and expenses of approximately $453,000 and $40,000 in the nine-month periods ended September 30, 2006 and September 30, 2005, respectively, in compensation expense related to certain stock-based compensation arrangements. The following table illustrates the pro forma effect on earnings per share if the Company had accounted for its stock option plans prior to January 1, 2006, using the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                           Three Months          Nine Months
                                                               Ended                Ended
                                                        September 30, 2005   September 30, 2005
                                                        ------------------   ------------------
                                                            (in thousands, except per share
                                                                        amounts)
Net income, as reported                                       $2,454               $5,481
Add: Stock-based employee compensation
   (benefit) expense included in reported net income,
   net of related tax effects                                   (286)                  26
                                                              ------               ------
                                                               2,168                5,507
Deduct: Total stock-based employee
   compensation expense (benefit) determined under
   fair value based method for awards granted,
   modified, or settled, net of related tax effects              286                 (109)
                                                              ------               ------
Pro forma net income                                          $2,454               $5,398
                                                              ======               ======

Earnings per common share:
   Basic - as reported                                        $ 0.44               $ 0.99
   Basic - pro forma                                          $ 0.44               $ 0.98

   Diluted - as reported                                      $ 0.42               $ 0.96
   Diluted - pro forma                                        $ 0.42               $ 0.94

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            Nine Months
                                                               Ended
                                                        September 30, 2005
                                                        ------------------
Expected dividend yield                                           0.0%
Expected stock price volatility                                 44.31%
Risk-free interest rate                                          4.18%
Expected life of stock option                                 5 years

The following table summarizes stock option activity for all plans:

                                         Outstanding    Weighted Average   Weighted Average   Aggregate Intrinsic
                                           Options       Exercise Price     Remaining Life           Value
                                       --------------   ----------------   ----------------   -------------------
                                       (in thousands)                                            (in thousands)
Outstanding as of December 31, 2005          633             $10.41              4.78
Granted                                       --                 --
Exercised                                    (81)            $ 9.98
Forfeited                                     --                 --
Expired                                       --                 --
                                             ---             ------              ----                ------

Outstanding as of September 30, 2006         552             $10.47              4.13                $4,808
                                             ===             ======              ====                ======

Exercisable as of September 30, 2006         539             $10.32              4.13                $4,781
                                             ===             ======              ====                ======

At September 30, 2006, approximately $121,000 of total unrecognized compensation expense associated with unvested stock options was expected to be recognized over a period of 1.8 years. During the nine month periods ended September 30, 2006 and September 30, 2005, the total intrinsic value of options exercised was $526,000 and $725,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $177,000 and $306,000, respectively. During the nine months ended September 30, 2005, options to purchase 123,000 shares of common stock with an aggregate exercise price of $1,238,000 were exercised by option holders.

There were no options granted during the nine months ended September 30, 2006. There were 25,000 options granted during the nine months ended September 30, 2005.

5. INCOME TAX

The following is a reconciliation of income tax expense from continuing operations at the applicable federal statutory rate and the effective rates:

                                             Nine Months
                                                Ended
                                            September 30,
                                            -------------
                                             2006   2005
                                             ----   ----
Statutory rate                                34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings          (1)    (1)
Tax rate differential on domestic
   manufacturing deduction                    (1)    (1)
International rate differences                (1)     1
State income taxes, net of federal income
   tax benefit                                 3      4
Research and development credits              (5)    (6)
Foreign tax credit                            --     (9)
Other                                          1     (1)
                                             ---    ---
                                              30%    21%
                                             ===    ===

During the nine months ended September 30, 2006, the Company recorded additional benefits from research and development tax credits of $365,000. As of September 30, 2006, the Company's gross research and development tax credit carryforwards totaled approximately $2,193,000. Of these credits, approximately $1,718,000 can be carried forward for fifteen years and will expire between 2013 and 2021, and approximately $475,000 can be carried forward indefinitely.

As of September 30, 2006, the Company's gross foreign tax credits totaled approximately $1,531,000. These credits can be carried forward for ten years and will expire between 2009 and 2016.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principles, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest practicable date. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company adopted SFAS 154 and it did not have an impact on its financial position and results of operations. The Statement will have an impact in the future only if the Company has any changes or corrections of errors.

In June 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). The SEC staff has provided guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. The SEC staff indicated that "registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements." If correcting a misstatement in the current year would materially misstate the current year's income statement, the SEC staff indicated that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. Early application of the guidance in Topic 1N is encouraged by the SEC staff in any report for an interim period of the fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of the guidance on its current and prior year financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - and amendment of FASB Statements No. 87, 88, 106 and 132R," ("SFAS 158") which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide for a defined benefit pension but does have supplemental retirement agreements with certain active and retired directors, officers and key employees. The Company is currently evaluating the effect that adoption of SFAS 158 will have on its financial position and results of operations.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                          September 30, 2006                        December 31, 2005
                                --------------------------------------   --------------------------------------
                                               Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                 (in thousands)
Goodwill                          $13,759         $  0        $13,759      $10,303         $  0        $10,303
                                  -------         ----        -------      -------         ----        -------
Other intangible assets:
   Customer relationships           1,100           --          1,100           --           --             --
   Patents                          1,219          776            443          919          723            196
   Trademarks                         872           --            872          572           --            572
   Developed technology               600           --            600           --           --             --
   Licensing fees                     355           80            275          355           53            302
   Covenant-not-to-compete            100           --            100           --           --             --
   Other                               51           40             11           51           36             15
                                  -------         ----        -------      -------         ----        -------
Total other intangible assets       4,297          896          3,401        1,897          812          1,085
                                  -------         ----        -------      -------         ----        -------
                                  $18,056         $896        $17,160      $12,200         $812        $11,388
                                  =======         ====        =======      =======         ====        =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years; licensing fees over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years; and trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2006 and September 30, 2005 was $28,000. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2006 and September 30, 2005 was $83,000 and $84,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $214,000 for the fiscal year ending 2006, $522,000 in the second year, $442,000 in the third year, and $390,000 in each of the fourth and fifth years. Intangible assets subject to amortization have a weighted average life of approximately seven years.

During the nine-months ended September 30, 2006, the Company recorded goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $3,456,000 (see Note 11). The change in the carrying amount of goodwill (in thousands) for the quarter ended September 30, 2006 is as follows:

Balance as of June 30, 2006        $ 5,687
   Property and equipment             (334)
   Intangible assets                (2,400)
   Deferred tax assets                 491
   Acquisition costs                    12
                                   -------
Balance as of September 30, 2006   $ 3,456
                                   =======

The Company reduced goodwill during the period due to the allocation of the purchase price to certain other intangible assets of $2,400,000 and adjusting property and equipment to fair market value by $334,000. The Company increased goodwill by $491,000 due to a reduction in deferred tax assets related to acquired net operating loss carryforwards.

8. DEBT

Debt consists of the following:

                       September 30,   December 31,
                            2006           2005
                       -------------   ------------
                              (in thousands)
Prime rate loan            $3,653           $ 0
LIBOR rate loan             5,800            --
                           ------           ---
                            9,453            --
Less current portion           --            --
                           ------           ---
Total long-term debt       $9,453           $ 0
                           ======           ===

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America"). The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $25,000,000 and under certain circumstances maximum borrowings of $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined. As of September 30, 2006, the Company had outstanding balances under its Revolving Credit Facility of $3,653,000 at the Bank of America prime rate and $5,800,000 under the LIBOR rate.

9. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                          September 30,   December 31,
                                               2006           2005
                                          -------------   ------------
                                                 (in thousands)
Taxes (other than income) and insurance       $  559         $  483
Commissions                                      815            451
Accrued litigation and legal fees                475            558
Other professional fees                          482            484
Environmental                                  1,195          1,220
Warranty                                       1,042            851
Deferred revenue/customer advance                752             --
Other                                          1,524            973
Reclassified to long-term liabilities           (927)          (927)
                                              ------         ------
                                              $5,917         $4,093
                                              ======         ======

Included in the category, "Other," above as of September 30, 2006, are accrued liabilities of $316,000 assumed in the Ault acquisition.

The Company's warranty reserve, which is included in "Accrued Liabilities - Other" above, for the period ended September 30, 2006, is as follows:

                                           September 30,
                                               2006
                                          --------------
                                          (in thousands)
Liability, beginning of year                  $  851
Acquired liability                               181
Expense for new warranties issued                206
Expense related to accrual revisions
   for prior year                                114
Warranty claims                                 (310)
                                              ------
Liability, end of period                      $1,042
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

On June 12, 2002, the Company and its wholly owned subsidiary, SL Surface Technologies, Inc. ("SurfTech"), were served with a class action complaint by twelve individual plaintiffs (the "Complaint") filed in Superior Court of New Jersey for Camden County (the "Private Action"). (Substantially all of the operating assets of SurfTech were sold in November 2003). The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).

The Private Action arises from similar factual circumstances as current environmental litigation and administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party. These actions are discussed below. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey (the "SurfTech Site").

On June 30, 2006, the Superior Court denied class certification in the Private Action and the plaintiffs have not appealed this decision. With the denial of a class certification, the Private Action is proceeding as twelve individual claims. The Company believes it has significant defenses against the plaintiffs' claims and intends to pursue them vigorously. Technical data has not established that offsite migration of hazardous substances from the SurfTech Site have contributed to the contamination of the Puchack Wellfield. Other technical factors and defenses are also available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has a strong defense against the claims alleged in the Private Action, as well as the environmental litigation and administrative actions discussed below.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $1,195,000. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or off-sets thereto, at present such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

The Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield in connection with the SurfTech Site. The New Jersey Department of Environmental Protection (the "NJDEP") served a directive in connection with the SurfTech Site that would subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties). On July 26, 2006, the United States Environmental Protection Agency (the "EPA") held a public meeting to present its analysis for the remediation of the Puchack Wellfield, which the EPA designated a Superfund Site and proposed a remediation plan with an estimated cost of approximately $17 million. The EPA named the Company as a potential responsible party. Notwithstanding the assertions of the EPA, technical data has not established that offsite migration of hazardous substances from the SurfTech Site contributed to the contamination of the Puchack Wellfield. Other technical factors and defenses are also available to the Company. Based on the foregoing, the Company has been advised by its outside counsel that it has significant defenses against all or any part of the claim and that any material impact is neither probable nor reasonably estimable at this time.

The Company has reported a ground water contamination plume on its property located in the City of Camden, New Jersey (the "Camden Site"). In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the Camden Site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. The Company has submitted to the Minnesota Department of Environmental Protection a plan to remediate the site, which is currently under review. The Company currently has an accrual of $195,000 for all known costs believed to be probable related to this site. These costs are recorded as a component of continuing operations.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay for a portion of environmental costs associated with the SurfTech Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $821,000, as payment of their contingent commitments through 2006, which have been recorded as income, net of tax, in discontinued operations.

As of September 30, 2006 and December 31, 2005, the Company has accrued $1,195,000 and $1,220,000, respectively, for known costs believed to be probable related to environmental matters, which have been included in "Accrued Liabilities - Other" (Note 9).

NOTE 11. ACQUISITION

On January 26, 2006, the Company, through a wholly owned subsidiary, acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for an average price of $2.39 per share. Immediately after acquiring the Ault shares, the Company's wholly owned subsidiary was merged with and into Ault. As a result, Ault became a wholly owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000, including interest, to acquire all of the outstanding shares of Ault's preferred stock and incurred additional acquisition related costs of $2,589,000 primarily related to legal and investment banking fees, due diligence expenses and the payment of certain pre-acquisition contingencies. The source of funds for the acquisition was a combination of the Company's available cash and borrowings of approximately $5,900,000 from its Revolving Credit Facility.

Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in Norwood, Massachusetts, and engineering, sales and manufacturing facilities in the People's Republic of China. Ault's operating results are reported in the segment SLPE (Note 12) from the date of acquisition.

The following table summarizes the estimated fair value of the net assets acquired. A third party appraiser was used to value certain tangible and intangible assets. The purchase price (in thousands) of the Ault acquisition was allocated as follows:

Accounts receivable, net                        $ 6,243
Inventory, net                                    3,871
Note receivable - short term                      1,125
Other current assets                                785
Deferred income taxes, net                        4,168
Plant and equipment, net                          2,657
Goodwill                                          3,456
Intangible assets                                 2,400
Note receivable - long term                         563
Other assets                                        111
Accounts payable                                 (6,977)
Accrued compensation                               (659)
Other current liabilities                          (564)
                                                -------
   Total purchase price, net of cash acquired   $17,179
Acquisition costs incurred in 2005               (1,034)
                                                -------
Acquisition costs for the nine months
   ended September 30, 2006                     $16,145
                                                -------

Of the $2,400,000 of intangible assets, $1,100,000 was allocated to customer relationships, $600,000 was allocated to developed technology and $700,000 to other intangibles. The

Company estimates the amortization period for the customer relationships and the developed technology to be six years and five years, respectively. The amortization period for the other intangible assets that are subject to amortization range from approximately one and two-thirds years to seven years.

12. SEGMENT INFORMATION

The Company currently operates under four business segments: SL Power Electronics Corp., Teal Electronics Corp. ("Teal"), SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). The Company acquired Ault on January 26, 2006. In the period following the acquisition, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into one business segment in accordance with the guidance provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This segment is presented as SL Power Electronics Corp. ("SLPE"). Management has combined SLPE and Teal into one business unit classified as the Power Electronics Group.

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

The unaudited comparative results for the three-month periods and the nine-month periods ended September 30, 2006 and September 30, 2005 are as follows:

                           Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                           ------------------   ------------------
                              2006     2005*      2006      2005*
                            -------   -------   --------   -------
                                        (in thousands)
NET SALES
Power Electronics Group:
   SLPE                     $23,903   $10,617   $ 65,065   $33,001
   Teal                       9,184     8,840     26,976    24,077
                            -------   -------   --------   -------
      Total                  33,087    19,457     92,041    57,078
                            -------   -------   --------   -------
SL-MTI                        6,137     7,440     18,825    21,120
RFL                           5,941     5,201     16,698    17,615
                            -------   -------   --------   -------
Consolidated                $45,165   $32,098   $127,564   $95,813
                            =======   =======   ========   =======

                           Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                           ------------------   ------------------
                              2006     2005*      2006      2005*
                            -------   -------   --------   -------
                                        (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                     $ 2,289    $  832    $ 5,631   $ 3,260
   Teal                       1,265     1,590      4,100     3,725
                            -------    ------    -------   -------
      Total                   3,554     2,422      9,731     6,985
                            -------    ------    -------   -------
SL-MTI                          317     1,117        818     2,941
RFL                             707       546      1,417     1,862
Other                        (1,796)     (743)    (4,150)   (3,619)
                            -------    ------    -------   -------
Consolidated                $ 2,782    $3,342    $ 7,816   $ 8,169
                            =======    ======    =======   =======

* SLPE does not include the net sales and income from the operations of Ault for 2005. The Power Electronics Group and SLPE do include net sales and income from operations of Ault from the acquisition date, January 26, 2006 to September 30, 2006 (see Note 11).

                           September 30,   December 31,
                                2006           2005*
                           -------------   ------------
                                  (in thousands)
TOTAL ASSETS
Power Electronics Group:
   SLPE                       $46,662         $13,330
   Teal                        13,712          12,574
                              -------         -------
      Total                   $60,374         $25,904
                              -------         -------
SL-MTI                         13,001          12,495
RFL                            16,367          15,825
Other                           4,894          16,090
                              -------         -------
Consolidated                  $94,636         $70,314
                              =======         =======

                           September 30,   December 31,
                                2006           2005*
                           -------------   ------------
                                  (in thousands)
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                       $ 5,856         $     0
   Teal                         5,769           5,822
                              -------         -------
      Total                   $11,625         $ 5,822
                              -------         -------
SL-MTI                             11              15
RFL                             5,524           5,551
                              -------         -------
Consolidated                  $17,160         $11,388
                              =======         =======

* The Power Electronics Group and SLPE do not include the total assets and intangible assets of Ault for December 31, 2005.

13. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains four noncontributory, defined contribution pension plans covering all of its full-time, U.S. employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. Condor, Ault, Teal, SL-MTI and the corporate office provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL and the corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans amounted to $701,000 and $763,000 during the nine-month periods ended September 30, 2006 and September 30, 2005, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available at discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $307,000 and $263,000 for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively.

14. RELATED PARTY TRANSACTIONS

The compensation committee has approved the payment of certain fees from the Company to Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein. These fees are in consideration for the services of Mr. Lichtenstein and Glen Kassan, the Company's Vice Chairman, as well as other assistance provided by SPL from time to time. Until August 10, 2005, Mr. Lichtenstein had been serving as both Chairman and Chief Executive Officer, and Mr. Kassan had been serving as President of the Company. During the nine-month period ended September 30, 2006, the Company expensed $356,000 for SPL services. Of this amount, $40,000 remained payable at September 30, 2006. The Company expensed $356,000 for services performed for the nine-month period ended September 30, 2005.

RFL has an investment of $15,000 in RFL Communications PLC ("RFL
Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL

Communications for each of the nine-month periods ended September 30, 2006 and September 30, 2005 were $642,000 and $771,000, respectively. Accounts receivable due from RFL Communications at September 30, 2006 were $166,000.

NOTE 15. SUBSEQUENT EVENTS

On October 31, 2006, the Company completed the acquisition of MTE Corporation ("MTE"), an electromagnetic products manufacturer, for $15,503,000. The acquisition was financed under the Company's Revolving Credit Facility. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE's product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings where non-linear loads and attendant harmonics produced by these loads are present. MTE employs approximately 90 people and has corporate headquarters and manufacturing in two leased facilities in Milwaukee, Wisconsin. It also manufactures subassemblies through a contract manufacturer in Juarez, Mexico. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values, pending the results of appraisals and further financial analysis. For the nine months ended September 30, 2006, MTE recorded net sales of $12,536,000 (unaudited) and income from operations of $1,931,000 (unaudited).

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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted accounting principles in measuring revenue. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104 and in certain instances, Emerging Issues Task Force ("EITF") Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." However, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of September 30, 2006 and December 31, 2005, the Company had recorded total valuation allowances of $3,814,000 and $3,572,000, respectively, due to uncertainties related to the utilization of some deferred tax assets, primarily consisting of certain research and development tax credits, loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of September 30, 2006 and December 31, 2005 were $10,293,000 and $5,980,000, respectively, net of valuation allowances of $3,814,000 and $3,572,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly.

In accordance with SFAS 109 and SFAS No. 141, as of the date of acquisition of Ault, the Company has recorded, separate from goodwill, the deferred taxes related to Ault's federal and state net operating loss carryforwards. At the date of acquisition, Ault's net operating loss carryforwards were $8,783,000. The Company believes that these deferred tax assets will more likely than not be realized.

The Company has made a provision for U.S. and state income taxes for the anticipated repatriation of the profits of its Mexican subsidiaries. The Company considers the undistributed earnings of its Chinese subsidiaries to be permanently reinvested. As of September 30, 2006, $422,000 of such undistributed earnings were expected to be permanently reinvested.

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

LIQUIDITY AND CAPITAL RESOURCES

                           September 30,   December 31,
                                2006           2005       $ Variance   % Variance
                           -------------   ------------   ----------   ----------
                                             (in thousands)
Cash and cash equivalents     $     0         $ 9,985       ($9,985)     (100%)
Bank debt                     $ 9,453         $     0      $  9,453       100%
Working capital (less cash)   $28,197         $15,822      $ 12,375        78%
Shareholders' equity          $51,880         $46,645      $  5,235        11%

During the nine-month period ended September 30, 2006, the net cash used in continuing operations was $485,000, as compared to net cash provided from continuing operations of $6,901,000 during the nine-month period ended September 30, 2005. The primary sources of cash from operating activities for the nine-month period ended September 30, 2006 were income from continuing operations of $5,146,000, increased accrued income taxes of $1,266,000 and decreased deferred income tax assets of $474,000. These sources of cash were offset by accounts receivable increases of $4,913,000, primarily due to increases at SLPE of $5,494,000 from increased sales related to the Ault acquisition and slower collections. Teal's receivables increased by $503,000 due to the higher sales and RFL's receivables increased by $347,000 due to the volume of shipments made late in the third quarter. SL-MTI had a decrease in receivables of $418,000 over the nine-month period ended September 30, 2006. The Company also recorded an aggregate increase in inventory of $3,797,000 over the nine-month period ended September 30, 2006. SLPE's inventory level increased $2,036,000, which was caused by an increase in current period bookings and a shift in existing orders. Teal's inventory increased by $573,000, primarily due to its relatively high backlog and the deferral of a customer order. SL-MTI's inventory level increased by $801,000, primarily due to a customer deferral of a large order and, to a lesser extent, a customer redesign of a product. RFL's inventory increased $409,000, primarily due to purchases of materials in bulk to achieve volume discounts. During the nine-month period ended September 30, 2005, the net cash provided by operating activities from continuing operations was $6,901,000. The primary sources of cash from operating activities for the nine-month period ended September 30, 2005 were income from continuing operations of $5,879,000 and a decrease in inventories of $2,016,000. These sources of cash were partially offset by a decrease in accrued liabilities of $1,522,000. The decrease in inventory was primarily attributable to activities at RFL and Condor, which had decreases in inventory of $1,389,000 and $1,117,000, respectively, offset by an increase in inventory at SL-MTI of $670,000. Decreases in inventory at RFL and Condor were due to the timing of sales in the third quarter of 2005, compared to the quarter ended December 31, 2004. The decrease in accrued liabilities was primarily related to payments made by the Company to settle certain litigation, fees and claims, which the Company had accrued at December 31, 2004.

During the nine-month period ended September 30, 2006, net cash used in investing activities was $18,938,000. The primary uses of cash in investing activities during the period were related to the purchase of Ault on January 26, 2006 in the amount of $16,145,000, net of cash acquired (cash in the amount of $1,034,000 was used in 2005 (see Note 11)). In addition, the Company purchased machinery and equipment and made leasehold improvements in the amount of $2,798,000. During the nine-month period ended September 30, 2005, net cash used in investing activities was $2,063,000. The primary uses of cash in investing activities were related to purchases of securities available for sale in the amount of $567,000 with respect to the Ault acquisition and the purchase of machinery and equipment in the amount of $1,186,000.

During the nine-month period ended September 30, 2006, net cash provided by financing activities was $10,044,000. This source of cash was principally related to proceeds from the Revolving Credit Facility in the amount of $9,453,000. Of this amount, approximately $5,900,000 was used in the acquisition of Ault. Also, $810,000 was received as proceeds from the exercise of stock options. During the nine-month period ended September 30, 2005, net cash used in financing activities was $698,000. This use of cash was principally related to payments to reduce the Company's bank debt in the amount of $2,015,000, partially offset by the proceeds from the exercise of stock options of $1,511,000.

The Company's current ratio was 1.97 to 1 at September 30, 2006 and 2.40 to 1 at December 31, 2005. The current ratio changed primarily due to a reduction in cash and cash equivalents of $9,985,000. Current assets increased by $12,984,000 from December 31, 2005, while current liabilities increased by $10,594,000 during the same period. The increase in current liabilities is primarily related to the acquisition of Ault.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 15% at September 30, 2006 and 0% at December 31, 2005. During the first nine months of 2006, total debt increased by $9,453,000.

Capital expenditures of $2,798,000 were made during the first nine months of 2006. SLPE spent approximately $1,200,000 on facility costs related to its move of its corporate office. Other expenditures primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a $1,612,000 increase from the comparable period in 2005.

During the first nine months of 2006, the Company, through a combination of available cash and borrowings available under the Revolving Credit Facility, was able to obtain adequate amounts of cash to meet its operating needs, purchase Ault for $16,145,000 (see Note 11), incur capital expenditures in the amount of $2,798,000 and fund its inventory levels. All of the Company's operating segments had income from operations for the nine months ended September 30, 2006.

Management believes that cash from operations and funds expected to be available under the Revolving Credit Facility will be sufficient to fund the Company's operations, working capital requirements and strategic objectives.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations that existed as of September 30, 2006:

                    Less Than    1 to 3   4 to 5    After
                      1 Year     Years     Years   5 Years    Total
                    ---------   -------   ------   -------   -------
                                (in thousands)
Operating Leases      $1,778    $ 1,864    $817      $  0    $ 4,459
Debt                      --      9,453      --        --      9,453
Capital Leases            24         --      --        --         24
Other Obligations         54        183     143       108        488
                      ------    -------    ----      ----    -------
                      $1,856    $11,500    $960      $108    $14,424
                      ======    =======    ====      ====    =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

The table below shows the comparison of net sales for the quarter ended September 30, 2006 ("2006") and the quarter ended September 30, 2005 ("2005"):

                            Three Months    Three Months    $ Variance     % Variance
                               Ended           Ended           Over           Over
                           September 30,   September 30,   Same Quarter   Same Quarter
                                2006            2005         Last Year      Last Year
                           -------------   -------------   ------------   ------------
                                                  (in thousands)
Power Electronics Group:
   SLPE                       $23,903         $10,617         $13,286         125%
   Teal                         9,184           8,840             344           4%
                              -------         -------         -------         ---
      Total                    33,087          19,457          13,630          70%
                              -------         -------         -------         ---
SL-MTI                          6,137           7,440          (1,303)        (18%)
RFL                             5,941           5,201             740          14%
                              -------         -------         -------         ---
Total                         $45,165         $32,098         $13,067          41%
                              =======         =======         =======         ===

The table below shows the comparison of income from operations for 2006 and 2005:

                            Three Months    Three Months    $ Variance     % Variance
                               Ended           Ended           Over            Over
                           September 30,   September 30,   Same Quarter   Same Quarter
                                2006            2005         Last Year      Last Year
                           -------------   -------------   ------------   ------------
                                                  (in thousands)
Power Electronics Group:
   SLPE                       $ 2,289          $  832         $ 1,457         175%
   Teal                         1,265           1,590            (325)        (20%)
                              -------          ------           -----        ----
      Total                     3,554           2,422           1,132          47%
                              -------          ------           -----        ----
SL-MTI                            317           1,117            (800)        (72%)
RFL                               707             546             161          29%
Other                          (1,796)           (743)         (1,053)       (142%)
                              -------          ------           -----        ----
Total                         $ 2,782          $3,342           ($560)        (17%)
                              =======          ======           =====        ====

Consolidated net sales for 2006 increased by $13,067,000, or 41%, compared to the same period in 2005. On a comparative basis, without the sales of Ault, consolidated sales decreased by $676,000, or 2%. RFL and Teal experienced increases in sales of $740,000, or 14%, and $344,000, or 4%, respectively. SL-MTI experienced a decline in sales of 18%, which is discussed more fully below.

The Company had income from operations of $2,782,000 for the three-month period ended September 30, 2006, as compared to income from operations of $3,342,000 for the corresponding period last year, a decrease of $560,000, or 17%.

Income from continuing operations was $1,806,000, or $0.31 per diluted share, in the third quarter of 2006, compared to $2,552,000, or $0.44 per diluted share, for the same period in 2005. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and Teal, recorded a sales increase of $13,630,000, or 70%, when comparing the third quarter of 2006 to the third quarter of 2005. Without the Ault acquisition, sales would have decreased by $113,000. Income from operations increased by $1,132,000, or 47%, due primarily to the Ault acquisition. As a percentage of revenue, income from operations for SLPE was 10% in 2006, compared to 8% in 2005. Teal experienced a sales increase of $344,000, or 4%, and a decrease in income from operations of $325,000, or 20%. Teal's sales increase was primarily due to increased business activity in the semiconductor market, partially offset by decreased demand from its medical imaging equipment manufacturers. Teal's income from operations decreased by $325,000, or 20%, primarily due to higher raw material costs. In addition, Teal recorded an increase in selling, general and administrative costs principally due to higher stock-based compensation expense.

SL-MTI's sales decreased $1,303,000, or 18%, while income from operations decreased $800,000, or 72%, when comparing the third quarter of 2006 to the third quarter of 2005. The sales decrease was driven by a $1,594,000, or 33%, decrease to customers in the military/aerospace industry. Commercial aerospace sales increased by $448,000, or 25%, over the comparable periods. The decrease in income from operations is primarily due to lower sales of high-volume programs, which decreased factory productivity and increased severance costs. Engineering and product development expenses increased slightly in 2006, due to an increase in ongoing development programs and a decrease in customer funded programs. SL-MTI reduced its selling, general and administrative expenses by 12% over the comparable periods.

RFL's sales increased by $740,000, or 14%, in the third quarter of 2006, compared to the third quarter of 2005. Income from operations increased by $161,000, or 29%, for the comparable periods. Sales of RFL's carrier communications product line increased by $1,673,000, or 97%, while sales of protection products decreased by $454,000, or 18%, for the comparable periods. RFL's other product lines decreased by $479,000. The sales increase was primarily driven by the sales of a new product and sales to an international customer. Domestic sales increased by $128,000, or 3%, while international sales increased by $612,000, or 85%. The increase in income from operations is primarily related to increased volume, partially offset by increased costs of products sold and selling, general and administrative expenses.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for the third quarter of 2006 and for the third quarter of 2005 were approximately 68% and 65%, respectively. Without the Ault operations, the comparable percentages were at 69% and 65%, respectively. SLPE's cost of products sold percentage increased to 69% from 65%, primarily as a result of the Ault acquisition and higher product costs. Teal's cost of products sold percentage increased by approximately 3%, primarily due to increases in raw material prices. Copper prices increased by approximately 5% in the three months ended September 30, 2006 and by approximately 75% year-to-date. In an effort to improve its labor costs and to offset higher material costs, Teal has transferred manufacturing of approximately 44% of its products to operations in Tecate, Mexico. In the third quarter of 2006, SL-MTI experienced an increase in its cost of products sold, as a percentage of net sales, to 78%, compared to 71% in the same period last year. This increase was primarily due to lower plant productivity and higher overhead and severance costs, which resulted in less absorption of fixed overhead. To a lesser extent, SL-MTI incurred additional training costs and operational inefficiencies related to the transfer of new lower volume programs to its manufacturing facility in Matamoros, Mexico. RFL's cost of products sold, as a percentage of sales, increased by approximately 2% due to product mix.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the third quarter of 2006 remained at approximately 7% of net sales. Engineering and product development expenses in 2006 increased by $623,000, or 27%, of which Ault added $715,000. SL-MTI recorded an increase of 11%, as ongoing development jobs increased and customer funded programs decreased, compared to the same period in 2005. RFL experienced a decrease of $82,000 in 2006 compared to 2005 due to the completion of a development program related to a new product. The Company's other operating entities experienced relatively minor decreases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of 2006 and for the third quarter of 2005 were 18% and 16%, respectively. These expenses increased by $2,984,000, or 59%, with Ault contributing $2,110,000 of the increase. Selling, general and administrative expenses, without Ault, increased by $874,000, or 17%, for the comparable periods. Teal's selling, general and administrative expenses increased by 18% due to a volume increase and an increase in stock based compensation expense. RFL had an increase of 15% primarily due to an increase in volume. SL-MTI decreased its expenses by 12%. Corporate and other expenses increased by $1,053,000, primarily due to a non-cash charge of $741,000 related to certain stock based compensation arrangements and an increase in litigation fees incurred during the current quarter.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses remained relatively constant at approximately 1% of net sales for each of the three-month periods ended September 30, 2006 and September 30, 2005.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into a Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the third quarter of 2006, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility. For the third quarter of 2005, amortization of deferred financing costs was $236,000, which included the write-off of the deferred financing costs related to the Company's former line of credit and the amortization of the deferred financing costs related to the Revolving Credit Facility.

INTEREST INCOME (EXPENSE)

Interest income for the third quarter of 2006 was $2,000, compared to $61,000 in the same period last year. Interest expense was $153,000 for the third quarter of 2006, compared to $236,000 for the third quarter of 2005. The 2006 expense is primarily related to debt incurred as a result of the acquisition of Ault. Interest expense for the third quarter in 2005 includes $185,000 in early termination fees related to the Company's former line of credit.

TAXES

The effective tax rate for continuing operations for the third quarter of 2006 was approximately 31%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions, and the recording of benefits primarily related to research and development tax credits. The effective tax rate for the comparable period in 2005 was approximately 13%. The effective tax rate reflected the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits primarily related to foreign tax credits and, to a lesser extent, research and development tax credits.

DISCONTINUED OPERATIONS

For the third quarter of 2006, the Company recorded a loss from discontinued operations, net of tax, of $148,000. For the third quarter of 2005, the Company recorded a loss from discontinued operations, net of tax, of $98,000. These amounts represent legal and environmental charges related to discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

The table below shows the comparison of net sales for the nine-month periods ended September 30, 2006 and September 30, 2005. Ault's sales are reflected from the date of acquisition (January 26, 2006) to September 30, 2006 and are included as part of the SLPE segment.

                            Nine Months     Nine Months     $ Variance    % Variance
                               Ended           Ended          Over           Over
                           September 30,   September 30,   Same Period   Same Period
                                2006            2005        Last Year     Last Year
                           -------------   -------------   -----------   -----------
                                                (in thousands)
Power Electronics Group:
   SLPE                       $ 65,065        $33,001        $32,064         97%
   Teal                         26,976         24,077          2,899         12%
                              --------        -------        -------        ---
      Total                     92,041         57,078         34,963         61%
                              --------        -------        -------        ---
SL-MTI                          18,825         21,120         (2,295)       (11%)
RFL                             16,698         17,615           (917)        (5%)
                              --------        -------        -------        ---
Total                         $127,564        $95,813        $31,751         33%
                              ========        =======        =======        ===

The table below shows the comparison of income from operations for the nine-month periods ended September 30, 2006 and September 30, 2005. Ault's income from operations is reflected from the date of acquisition to September 30, 2006 and is included in the SLPE segment.

                            Nine Months     Nine Months     $ Variance    % Variance
                               Ended           Ended           Over          Over
                           September 30,   September 30,   Same Period   Same Period
                               2006             2005        Last Year     Last Year
                           -------------   -------------   -----------   -----------
                                                (in thousands)
Power Electronics Group:
   SLPE                       $ 5,631         $ 3,260        $ 2,371         73%
   Teal                         4,100           3,725            375         10%
                              -------         -------        -------        ---
      Total                     9,731           6,985          2,746         39%
                              -------         -------        -------        ---
SL-MTI                            818           2,941         (2,123)       (72%)
RFL                             1,417           1,862           (445)       (24%)
Other                          (4,150)         (3,619)          (531)       (15%)
                              -------         -------        -------        ---
Total                         $ 7,816         $ 8,169          ($353)        (4%)
                              =======         =======        =======        ===

Consolidated net sales for the nine-month period ended September 30, 2006 increased $31,751,000, or 33%, compared to the nine-month period ended September 30, 2005. On a comparative basis, without the sales of Ault, consolidated sales decreased by $2,921,000, or approximately 3%. In addition to the Ault acquisition, increased sales at the Power Electronics Group was attributable to a sales increase at Teal of $2,899,000, or 12%. SL-MTI reported a sales decrease of $2,295,000, or 11%, for the comparable periods. RFL experienced a sales decrease of $917,000, or 5%, over the nine-month period, with a $1,481,000 decrease occurring in the first quarter of 2006.

The Company recorded income from operations of $7,816,000 for the nine-month period ended September 30, 2006, compared to income from operations of $8,169,000 for the corresponding period last year. This change represents a decrease of $353,000, or 4%.

Income from continuing operations was $5,146,000, or $0.88 per diluted share, in the first nine months of 2006, compared to $5,879,000, or $1.03 per diluted share, for the same period in 2005. Research and development tax credits benefited income from continuing operations by approximately $365,000, or $0.06 per diluted share, in the nine-month period ended September 30, 2006, and $447,000, or $0.08 per diluted share, for the same period in 2005. Also income from continuing operations benefited by approximately $671,000, or $0.12 per diluted share, in 2005 due to foreign tax credits recorded principally in the first quarter of 2005. Income from continuing operations decreased by $733,000 in the first nine months of 2006, compared to the same period in 2005, and were 4% of net sales the first nine months of 2006, compared to 6% in the same period in 2005.

The Power Electronics Group recorded a sales increase of $34,963,000, or 61%, and an increase in income from operations of $2,746,000, or 39%, when comparing the first nine months of 2006 to the first nine months of 2005. Within the Power Electronics Group, net sales increased $34,672,000 due to the Ault acquisition. In addition, Teal reported a sales increase of $2,899,000, or 12%. SLPE had an increase in income from operations of $2,371,000, or 73%, while Teal's income from operations increased by $375,000, or 10%. SLPE's income from operations was 9% of net sales for the first nine months of 2006, compared to 10% of net sales for the same period in 2005. Teal's sales increase was primarily attributable to improved business demand in the semiconductor market and increased sales to medical equipment manufacturers. Teal's increase in income from operations was attributable to a 12% increase in volume, partially offset by higher selling, general and administrative costs.

SL-MTI's sales decreased by $2,295,000, or 11%, when comparing the first nine months of 2006 to the first nine months of 2005. Income from operations decreased by $2,123,000, or 72%, for the comparable periods. The decrease in sales was attributable to a $3,359,000, or 24%, decrease to customers in the defense industry. This decrease was partially offset by an increase of sales into other markets. Most notably, sales to commercial aerospace customers increased by $923,000, or 19%, for the comparable periods. The decrease in income from operations was the result of decreased sales volume, operating inefficiencies and severance costs. In addition, engineering and product development expenses increased $267,000, or 16%, in the first nine months of 2006, compared to the same period last year. These increases were mostly offset by a $262,000, or 15%, decrease of selling, general and administrative costs.

RFL's sales decreased by $917,000, or 5%, in the nine-month period of 2006, compared to the same period of 2005. The largest decreases in sales were experienced in customer service revenue, which decreased by approximately $511,000, or 43% and protection product lines, which decreased $340,000, or 5%. Income from operations decreased by $445,000, or 24%, for the comparable periods. The decrease in income from operations was primarily due to lower sales volume, partially offset by decreases in engineering and product development and decreases in selling, general and administrative costs.

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of sales for the nine months ended September 30, 2006 and September 30, 2005 were approximately 67% and 64%, respectively. Without the Ault operations, the comparable percentages remained relatively the same. SLPE's cost of products sold percentage increased to 68% from 64%, primarily related to lower Condor sales volume and the Ault acquisition. Teal's cost of products sold percentage remained relatively constant in the first nine months of 2006, compared to the same period of 2005. SL-MTI experienced an increase of approximately seven percentage points due to less absorption of fixed overhead, manufacturing inefficiencies and severance costs, as previously discussed. RFL's cost of products sold percentage remained relatively stable in both periods.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses for the nine months ended September 30, 2006 and September 30, 2005 remained at approximately 7% of sales. Engineering and product development expenses increased in the first nine months of 2006 by $2,076,000, or 29%, of which Ault added $2,015,000. The most significant increase in engineering and product development costs on a comparative basis was experienced at SL-MTI, which recorded an increase of $267,000, or 16%, for reasons previously discussed. RFL's expenses decreased by 7%, due to the higher costs incurred in 2005 related to the development of new products. Teal's expenses remained relatively constant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2006 were approximately 18% of sales, compared to 19% of sales for the same period of 2005. These expenses increased by $5,087,000, or 29%, for the comparable periods. Without the Ault acquisition, these expenses would have decreased by $745,000 for the comparative periods. All of the operating entities had decreases in selling, general and administrative expenses except Teal. Selling, general and administrative expenses at Teal increased 8%, on increased sales volume of 12%. For the comparable periods, corporate and other expenses increased by $531,000, or 15%, primarily related to certain stock based compensation arrangements, which increased by $378,000 and increased professional fees, which increased by $309,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the first nine months of each of 2006 and 2005 were approximately 2% of sales.

AMORTIZATION OF DEFERRED FINANCING COSTS

Amortization of deferred financing costs was $66,000 and $460,000 in the first nine months of 2006 and 2005, respectively. These costs were less than 1% of sales in each period. The 2005 costs primarily relate to the write-off of deferred financing costs related to the senior credit facility, which was terminated on August 2, 2005.

INTEREST INCOME (EXPENSE)

Interest income for the nine months ended September 30, 2006 decreased by $98,000, as compared to the same period last year. At September 30, 2005, the Company had $6,696,000 in cash and cash equivalents. Interest expense for the first nine months of 2006 increased by $67,000, as compared to the same period last year. Increased interest expense was due to higher debt levels and increased interest rates.

TAXES

The effective tax rate for the nine months ended September 30, 2006 was approximately 30%, compared to 21% for the nine months ended September 30, 2005. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of certain income exclusion benefits from research and development tax credits of 5% in 2006 and 6% in 2005. Also in 2005, the Company recorded foreign tax credits, which lowered the tax rate by approximately 9%.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2006, the Company recorded a loss from discontinued operations, net of tax, of $445,000. For the nine months ended September 30, 2005, the Company recorded a loss from discontinued operations, net of tax, of $398,000. These amounts consisted primarily of the cost of environmental and legal charges, net of tax, related to discontinued operations.

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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2005,
Part I, Item 1A - Risk Factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of common stock of the Company. Any repurchases are to be made on the open market or in negotiated transactions. For the nine months ended September 30, 2006 and September 30, 2005, the Company did not purchase any shares pursuant to the repurchase program; however, it did purchase 43,600 and 21,700 shares, respectively, through its deferred compensation plans during these periods.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                             Total Number       Maximum Number
                                              of Shares       of Shares That May
                   Total                  Purchased as Part    Yet Be Purchased
                 Number of     Average       of Publicly        under Publicly
                   Shares    Price Paid    Announced Plans    Announced Plans or
Period           Purchased    per Share      or Programs           Programs
------           ---------   ----------   -----------------   ------------------
January 2006         --            --             --                48,024
February 2006        --            --             --                48,024
March 2006        6,200(1)     $15.06             --                48,024
April 2006        8,800(1)     $16.47             --                48,024
May 2006         12,000(1)     $17.00             --                48,024
June 2006         3,900(1)     $17.00             --                48,024
July 2006         1,500(1)     $16.10             --                48,024
August 2006       3,800(1)     $17.09             --                48,024
September 2006    7,400(1)     $18.08             --                48,024
                 ------        ------            ---
Total            43,600        $16.78             --
                 ======        ======            ===

1. The Company purchased these shares other than through a publicly announced plan or program in open market transactions or in negotiated transactions.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services approved in the first nine months of 2006 by its Audit Committee to be performed by Grant Thornton, the Company's external auditor. During the first nine months of 2006, there were $33,900 of non-audit services performed by Grant Thornton.

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

Date: November 7, 2006                  SL INDUSTRIES, INC.
                                        (Registrant)


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