Form 10-K
period 2006-12-31
SL INDUSTRIES INC
filed 2007-03-26
CIK 89270

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

                NEW JERSEY                               21-0682685
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

    520 FELLOWSHIP ROAD, SUITE A114,                        08054
             MT. LAUREL, NJ                              (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant's most recently completed second fiscal quarter, as reported by the American Stock Exchange was approximately $61,324,000.

      The number of shares of common stock outstanding as of March 1, 2007, was 5,634,605.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2007 annual meeting of stockholders.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1     Business .....................................................      1
Item 1A    Risk Factors..................................................      8
Item 1B    Unresolved Staff Comments.....................................     12
Item 2     Properties....................................................     12
Item 3     Legal Proceedings.............................................     14
Item 4     Submission of Matters to a Vote of Security Holders...........     17

PART II
Item 5     Market for Registrant's Common Equity, Related Stockholder
              Matters, and Issuer Purchases of Equity Securities.........     17
Item 6     Selected Financial Data.......................................     19
Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     19
Item 7A    Quantitative and Qualitative Disclosures about Market Risk....     35
Item 8     Financial Statements and Supplementary Data...................     36
Item 9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................     36
Item 9A    Controls and Procedures.......................................     36
Item 9B    Other Information.............................................     36

PART III
Item 10    Directors, Executive Officers and Corporate Governance........     37
Item 11    Executive Compensation........................................     37
Item 12    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters............................     37
Item 13    Certain Relationships and Related Transactions and Director
              Independence ..............................................     37
Item 14    Principal Accounting Fees and Services........................     37

PART IV
Item 15    Exhibits and Financial Statement Schedules....................     38
SIGNATURES...............................................................     39

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...........     F1

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are generally incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to Original Equipment Manufacturers ("OEMs"), the electric power utility industry and, to a lesser extent, to commercial distributors. On March 29, 1956, the Company was incorporated as G-L Electronics Company in the state of New Jersey. Its name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984.

On October 31, 2006, the Company completed the acquisition of MTE Corporation ("MTE") for $15,606,000, net of cash acquired. The acquisition was financed under the Company's existing Revolving Credit Facility, as defined below. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE's product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings where non-linear loads and attendant harmonics produced by these loads are present. MTE employs approximately 90 people in its corporate headquarters and manufacturing plant in two leased facilities in Milwaukee, Wisconsin. It also manufactures subassemblies through a contract manufacturer in Juarez, Mexico.

On December 19, 2005, the Company announced that it had signed a definitive agreement to acquire all of the outstanding shares of common stock of Ault Incorporated ("Ault") for $2.90 per share in cash. On January 26, 2006, the Company, through a wholly owned subsidiary, completed a tender offer for Ault. The Company acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for $567,000. On January 26, 2006, the Company's wholly owned-subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000 to acquire all of the outstanding shares of Ault's preferred stock and incurred approximately $2,604,000 in additional costs directly related to the acquisition. Ault is a leading manufacturer of power conversion products and is a major supplier to OEMs of wireless and wire line communications infrastructure, computer peripherals and handheld devices, medical, industrial, and printing/scanning equipment. Ault is headquartered in Minneapolis, Minnesota and has an engineering and sales office in

Norwood, Massachusetts, and an engineering and sales office and a manufacturing facility in the People's Republic of China. (For additional information regarding the acquisition of Ault see Note 14 in the notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

On August 10, 2005, James C. Taylor was elected as Chief Executive Officer and President of the Company.

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its previous credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined.

On November 24, 2003, the Company sold substantially all of the assets of its subsidiary, SL Surface Technologies, Inc. ("SurfTech"). The Company received cash of $600,000 at closing. In addition, the purchaser assumed certain liabilities and ongoing obligations of SurfTech. As a result of the transaction, the Company recorded an after tax loss from the sale of discontinued operations of approximately $442,000. The results of operations of SurfTech are presented as discontinued operations for all periods presented in the Company's consolidated statements of income.

On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its indirect subsidiary, Elektro-Metall Export GmbH ("EME"), for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a distribution of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company and the purchaser assumed EME's bank debt of approximately $3,600,000 prior to closing. The purchaser notes included a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was paid on April 2, 2004. All cash proceeds related to the sale of EME have been received.

(B) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about the Company's business segments is incorporated herein by reference to Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENTS

The Company currently operates under four business segments: SL Power Electronics Corp., the High Power Group, SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). The Company acquired Ault on January 26, 2006. In the period following the acquisition, the Company consolidated the operations of Ault and the Company's subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into one company, which is reported as one business segment. In accordance with the guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," this segment is presented as SL Power Electronics Corp. ("SLPE"). On October 31, 2006, the Company acquired MTE Corporation ("MTE"). In the period following the acquisition, the operations of MTE and Teal Electronics Corp. ("Teal") began the process of consolidation. In accordance with SFAS No. 131, this segment is presented as the High Power Group. Management refers to SLPE and the High Power Group as the Power Electronics Group.

SLPE - SL Power Electronics Corp. produces a wide range of custom and standard internal and external power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to the OEMs of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 50%, 34% and 35%, respectively.

TEAL - Teal designs and manufactures custom power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. Outsourcing the AC power system helps OEMs reduce cost and time to market while increasing system performance and customer satisfaction. Customers are also aided by obtaining necessary agency approvals. Custom products are often called "Power Conditioning and Distribution Units," which provide voltage conversion and stabilization, system control, and power distribution for systems such as CT and MRI scanners, chip testers and industrial systems. For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, net sales of Teal, as a percentage of consolidated net sales from continuing operations, were 21%, 26% and 25%, respectively.

MTE - MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE's product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings where non-linear loads and attendant harmonics produced by these loads are present. MTE's net sales for the two months ended December 31, 2006 were $2,856,000, or 1%, of consolidated net sales from continuing operations.

SL-MTI - SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace, medical and industrial products. For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 15%, 22% and 21%, respectively.

RFL - RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL provides customer service and maintenance for all of its products. For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 13%, 18% and 19%, respectively.

DISCONTINUED OPERATIONS

SURFTECH - SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented.

EME - EME manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented.

SL WABER - SL Waber manufactured surge suppressors that protect computers, audiovisual and other electronic equipment from sudden surges in power. These products were sold to OEM customers, distributors and dealers of electronics and electrical supplies and retailers and wholesalers of office, computer and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and goodwill, as a going concern. As a result, SL Waber is reported as a discontinued operation for all periods presented.

RAW MATERIALS

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. For additional information regarding raw materials components, (See Item "1A. Risk Factors" included in Part I of this Annual Report on Form 10-K). In 2006, the Company continued to experience sharp increases in the cost of certain strategic raw materials, particularly copper. During 2006, there were no major disruptions in the supply of raw materials.

Raw materials are purchased directly from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to 26 weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

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

SIGNIFICANT CUSTOMERS

The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of SLPE, the High Power Group, SL-MTI and RFL has certain major customers, the loss of any of which could have a material adverse effect on such segment or group.

BACKLOG

Backlog at March 4, 2007, March 5, 2006 and March 6, 2005 was $58,801,000,
$39,132,000 and $41,607,000, respectively. The backlog at March 4, 2007 increased by $19,669,000, or 50%, compared to March 5, 2006. Acquisitions accounted for $13,847,000, or 70%, of the increased backlog, while the Company's other operating entities account for $5,822,000, or 30%, of the increase. All of the Company's other operating entities had an increase in backlog at March 4, 2007, compared to March 5, 2006.

COMPETITIVE CONDITIONS

The Company's businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. In addition, SLPE has experienced significant offshore competition for certain products in certain markets. Each of the Company's businesses seeks to gain an advantage from its competition by concentrating on customized products based on customer needs. The Company's businesses also seek a competitive advantage based on quality, service, innovation, delivery and price.

ENVIRONMENTAL

The Company (together with the industries in which it operates or has operated) is subject to United States, Mexican, Chinese and United Kingdom environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the industry are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.

It is the Company's policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Company's domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Company believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by its major domestic competitors.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of its former subsidiary, SurfTech. These sites include the Company's properties located in Pennsauken, New Jersey (the "Pennsauken Site"), and in Camden, New Jersey (the "Camden Site"). The Company's environmental contingencies with respect to the Pennsauken Site are fully discussed in "Item 3. Legal Proceedings" included in Part I of this Annual Report on Form 10-K.


The Company has reported a ground water contamination plume at the Camden Site. In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the Camden

Site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.

The Company has reported soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $188,000, which has been accrued at December 31, 2006. The accrual for this site was $220,000 at December 31, 2005.

EMPLOYEES

As of December 31, 2006, the Company had approximately 1,900 employees. Of these employees, 153 were subject to collective bargaining agreements.

FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company has also outsourced the manufacture of some of its products with a contract manufacturer located in Juarez, Mexico. With the acquisition of Ault, the Company obtained significant manufacturing capabilities at facilities located in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 17%, 13% and 13% of net sales from continuing operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2006, the Company had net assets of $485,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2005, the Company had net liabilities of $639,000 subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the foreign currencies were not significant in 2006. There can be no assurance that the value of the Mexican peso and Chinese yuan will continue to remain stable relative to the United States dollar.

SLPE manufactures most of its products in Mexico and China and incurs its labor costs and supplies in Mexican pesos and Chinese yuan. Teal has transferred a significant amount of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. MTE utilizes a contract manufacturer located in Juarez, Mexico. SLPE, the High Power Group and SL-MTI price and invoice substantially all of their sales in United States dollars. The Chinese and Mexican subsidiaries of

SLPE maintains its books and records in Mexican pesos and Chinese yuan, respectively. The Mexican subsidiaries of SL-MTI and Teal maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 15 and 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Additional information regarding the development of the Company's businesses during 2006 and 2005 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

THE COMPANY MAY BE ADVERSELY IMPACTED BY FLUCTUATIONS IN CASH FLOWS, LIQUIDITY AND DEBT LEVELS.

Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company's business, results of operations and financial condition. In order to finance the working capital requirements of the Company's business, the Company entered into the Revolving Credit Facility, and subsequent to December 31, 2005 borrowed funds thereunder. At December 31, 2006, the Company had outstanding borrowings under the Revolving Credit Facility of $19,800,000. In addition, at December 31, 2006 the Company maintained a cash balance of $757,000. At December 31, 2005, there were no outstanding borrowed funds under the Revolving Credit Facility, and total availability thereunder was $30,000,000, less $634,000 related to an outstanding letter of credit.

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE AND THERE MAY BE VOLATILITY IN GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS.

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

Gross margins may be adversely affected by increased price competition, excess capacity, higher material or labor costs, warranty costs, obsolescence charges, loss of cost savings on future inventory purchases as a result of high inventory levels, introductions of new products, increased levels of customer services, changes in distribution channels and changes in product and geographic mix. Lower than expected gross margins could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S OPERATING RESULTS AND STOCK PRICE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN CUSTOMERS' BUSINESSES.

Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, commercial and military aerospace and other businesses, which in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company. Moreover, sales often reflect orders shipped in the same quarter in which they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as some of the Company's customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual large order may affect results of operations.

FAILURE TO REMAIN COMPETITIVE COULD ADVERSELY IMPACT THE COMPANY'S OPERATING RESULTS.

The markets in which the Company sells its products are highly competitive and characterized by rapidly changing and converging technologies. The Company faces intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of business. The Company's future success will depend on its ability to enhance current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Among its current competitors are its customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the Company's products sold to them. In addition to current competitors, new competitors providing niche, and potentially broad, product solutions will likely increase in the future. To remain competitive in both the current and future business climates, the Company must maintain a substantial commitment to focused research and development, improve the efficiency of its manufacturing operations and streamline its marketing and sales efforts and attendant customer service and support. Among other things, the Company may not be able to anticipate shifts in its markets or technologies, may not have sufficient resources to continue to make the investments necessary to remain competitive or may not make the technological advances necessary to remain competitive. In addition, notwithstanding its efforts, technological changes, manufacturing efficiencies or development efforts by competitors may render the Company's products or technologies obsolete or uncompetitive.

CONSOLIDATION IN THE INDUSTRY COULD INCREASE COMPETITIVE PRESSURES ON THE
COMPANY.

The industries in which the Company operates are consolidating and will continue to consolidate in the future as companies attempt to strengthen or maintain their market positions. Such consolidations may result in stronger competitors that are better able to compete as sole-source vendors for customers. The

Company's relatively small size may increase competitive pressure for customers seeking single vendor solutions. Such increased competition would increase the variability of the Company's operating results and could otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

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

THE COMPANY MAY BE SUBJECT TO SIGNIFICANT COSTS IN COMPLYING WITH ENVIRONMENTAL LAWS.

The Company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations may be significant in the future. Present accruals for such costs and liabilities may not be adequate in the future, as the estimates on which the accruals are based depend on a number of factors, including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and the number and financial viability of other PRPs at multiparty sites.

Further, the Company is the subject of various lawsuits and actions relating to environmental issues, including being named by the EPA as a PRP in a Superfund Site in Pennsauken, New Jersey (as discussed above). There can be no assurance that the Company will be able to successfully defend itself against, or settle at a reasonable cost, these or any other actions to which it is a party. For additional information related to environmental risks, see "Item 3. Legal Proceedings," included in Part I and Note 12 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

THE COMPANY MAY HAVE TO PAY SIGNIFICANT COSTS FOR REGULATORY COMPLIANCE AND LITIGATION.

Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Company's business. Additionally, the Company is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. There can be no assurance of the outcome in any litigation. An adverse determination in any one or more significant legal actions could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 3. Legal Proceedings," included in Part I and Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

     - conditions or trends in medical equipment, medical imaging, military and commercial aerospace and electric utility industries;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2006.

                                                                                      Approx.
                                                                                       Square   Owned or Leased And
          Location                            General Character                       Footage     Expiration Date
          --------             ----------------------------------------------------   -------   -------------------
Ventura, CA                    Administration, design and sales of power supply        31,200   Leased - 4/30/2011
                               products (SLPE)

Mexicali, Mexico               Manufacture and distribution of power supply            62,500   Leased - 4/30/2007
                               products (SLPE)                                         14,500   Leased - 4/30/2007

South Molton, United Kingdom   Sales and distribution of power supply products          2,500   Leased - 6/30/2010
                               (SLPE)

Brooklyn Park, MN              Design and sales of power supply products (SLPE)        13,000   Leased - 7/31/2007

Plymouth, MN                   Distribution of power supply products (SLPE)             5,000   Leased - 7/31/2007

Norwood, MA                    Design of power supply products (SLPE)                  10,000   Leased - 3/31/2008

Xianghe, China                 Distribution of power supply products and employee      74,500   Leased - 8/12/2008
                               dormitory (SLPE)

Xianghe, China                 Manufacture and distribution of power supply            46,000   Owned - Building
                               products (SLPE)                                                  Land Rights - 2050

Shanghai, China                Design and sales of power supply products (SLPE)         9,000   Leased - 7/31/2007

San Diego, CA                  Administration, sales, design and manufacture of        35,500   Leased - 12/31/2007
                               power distribution and conditioning units (High
                               Power Group)

Tecate, Mexico                 Manufacture of power distribution and conditioning      20,800   Leased - 4/30/2009
                               units (High Power Group)

Menomonee Falls, WI            Design, sales, manufacture and distribution of power    25,000   Leased - 4/30/2008
                               quality electromagnetic products (High Power Group)     25,000   Leased - 7/31/2010

Montevideo, MN                 Administration, design, sales and manufacture of        30,000   Owned
                               precision motors and motion control systems (SL-MTI)

Matamoros, Mexico              Manufacture of precision motors (SL-MTI)                28,500   Leased - 12/31/2007

Boonton Twp., NJ               Administration, design, sales and manufacture of        78,000   Owned
                               electric utility equipment protection systems (RFL)

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

In a November 1991 Administrative Directive, the NJDEP alleged that SurfTech, formerly SL Modern Hard Chrome, Inc., and 20 other respondents are responsible for a contamination plume which has affected the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). SurfTech is alleged to have contributed to the groundwater contamination through its operations conducted at the Pennsauken Site. Three other actions have been initiated from the underlying directive. The first is Supplemental Directive No. 1 ("Directive No. 1") issued by the NJDEP to the same parties in May 1992, which seeks a cost reimbursement of $8,655,000 for the construction of a treatment system at the Puchack site and an annual payment of $611,000 (a total of $9,266,000) for ongoing operation and maintenance of the treatment system. The second matter is a lawsuit initiated by one of the parties named in Directive No. 1 seeking to have the remainder of those parties, and more than 600 others, pay some or all of that party's cost of compliance with Directive No. 1 and any other costs associated with its site. This second matter is a claim for indemnification of potential damages. Accordingly, it is unspecified in amount. The third matter is a Spill Act Directive by the NJDEP to SurfTech alone, regarding similar matters at its site and consists of a claim for contribution towards potential damages and is unspecified in amount. Both the second and third matters relate to the payment of a portion of the damages set forth in the discussion of Directive No.
1. The state has not initiated enforcement action regarding any of its three Directives. There also exists an outstanding enforcement issue regarding the Company's compliance with state environmental laws at the same site.

With regard to the $9,266,000 amount discussed in the preceding paragraph, in the Company's view, it is not appropriate to consider that amount as "potential cost reimbursements." The Pennsauken Site has undergone remedial activities under NJDEP's supervision since 1983. The Company believes that it has a significant defense against all or any part of the $9,266,000 claim since technical data generated as part of previous remedial activities indicate that there is no offsite migration of contaminants from the Pennsauken Site. Moreover, the Company believes the recent action by the EPA, as discussed below, should supersede the directives of the NJDEP and the other legal actions cited above. Based on this and other technical factors, the Company has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is unlikely.

In late August 2006, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or the "federal Superfund Law"). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17.6 million. Prior to the issuance of the EPA's Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA's proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company's consultant, among other things, identified flaws in the EPA's conclusions and the factual predicates for certain of the EPA's decisions and for the proposed selected remedy.

Following the issuance of its Record of Decision, in early November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit 1 identified in the EPA's Record of Decision. The Company has advised the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site.

Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Additionally, existing technical data in the EPA administrative record does not demonstrate that offsite migration of hazardous substances from the Pennsauken Site contributed to the contamination of the Puchack Wellfield. The Company has been further advised that even if such a connection was made, the evidence indicates that the Company could have contributed only a portion of the total contamination delineated at the Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company's attorneys have advised it that some liability is likely in this matter. Based on the information so far, the

Company has estimated remediation liability for this matter of $4 million ($2,480,000, net of tax), which have been reserved and recorded as part of discontinued operations in the fourth quarter of 2006. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the Pennsauken Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $821,000, as payment of their contingent commitments through 2006, which has been recorded as income, net of tax, in discontinued operations.

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at six sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,188,000. Of this amount, the Company expects to spend approximately $1,455,000 related to environmental matters in 2007. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company beyond the reserves specified above.

It is management's opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its financial position or results of operations beyond the reserves specified above. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, no matter was submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently registered on both the American Stock Exchange (the "AMEX") and the Philadelphia Stock Exchange under the symbol "SLI." The Company moved from the New York Stock Exchange to the AMEX on April 30, 2003. The following table sets forth the high and low closing sales price per share of the Company's common stock on the AMEX for the periods indicated:

                    Year             Year
               Ended December   Ended December
                  31, 2006         31, 2005
               --------------   --------------
                 HIGH    LOW      HIGH    LOW
                -----   -----    -----   -----
Stock Prices
1st Quarter     16.50   14.53    14.09   12.45
2nd Quarter     18.00   14.70    18.14   14.03
3rd Quarter     19.40   15.31    18.33   13.93
4th Quarter     18.90   15.05    17.76   13.20

As of March 1, 2007, there were approximately 667 registered shareholders. The Company suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future. The Revolving Credit Facility restricts the payment of dividends. Additional information pertaining to the Revolving Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

For the "Equity Compensation Plan Information," please refer to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

On December 12, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 10% of the outstanding shares of the common stock of the Company. Any repurchases pursuant to the Company's stock repurchase program would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2006, the Company did not repurchase any shares pursuant to its stock repurchase program; however, it did purchase 76,100 shares through its deferred compensation plans. For the twelve months ended December 31, 2005, the Company did not repurchase any shares pursuant to its stock repurchase program; however, it did purchase 25,000 shares through its deferred compensation plans.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                    Maximum Number
                                                Total Number      of Shares That May
                   Total                    of Shares Purchased    Yet Be Purchased
                 Number of      Average     as Part of Publicly     under Publicly
                   Shares      Price Paid     Announced Plans     Announced Plans or
Period           Purchased      per Share       or Programs            Programs
------           ---------     ----------   -------------------   ------------------
January 2006           --            --              --                 48,024
February 2006          --            --              --                 48,024
March 2006          6,200 (1)    $15.06              --                 48,024
April 2006          8,800 (1)    $16.47              --                 48,024
May 2006           12,000 (1)    $17.00              --                 48,024
June 2006           3,900 (1)    $17.00              --                 48,024
July 2006           1,500 (1)    $16.10              --                 48,024
August 2006         3,800 (1)    $17.09              --                 48,024
September 2006      7,400 (1)    $18.08              --                 48,024
October 2006        5,200 (1)    $19.06              --                 48,024
November 2006      24,700 (1)    $18.54              --                 48,024
December 2006       2,600 (1)    $15.96              --                 48,024
                   ------        ------             ---
Total              76,100        $17.48              --
                   ======        ======             ===

(1) The Company purchased these shares other than through a publicly announced plan or program.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are presented below.

                                                               Years Ended December 31,
                                                 ----------------------------------------------------
                                                 2006 (1)     2005       2004       2003       2002
                                                 --------   --------   --------   --------   --------
                                                     (amounts in thousands except per share data)
Net sales                                        $176,773   $126,873   $118,804   $105,284   $107,912
Income from continuing operations                $  6,860   $  7,620   $  6,301   $  3,742   $    801
(Loss) income from discontinued operations (2)   $ (3,307)  $   (473)  $  2,371   $ (2,422)  $ (1,271)
Net income (loss) (3)                            $  3,553   $  7,147   $  8,672   $  1,320   $   (470)
Diluted net income (loss) per common share       $   0.61   $   1.25   $   1.48   $   0.22   $  (0.08)
Shares used in computing diluted net income
   (loss) per common share                          5,823      5,738      5,871      5,956      5,867
Cash dividend per common share                   $     --   $     --   $     --   $     --   $     --
YEAR-END FINANCIAL POSITION
Working capital                                  $ 27,511   $ 25,807   $ 19,496   $ 16,612   $ 10,107
Current ratio (4)                                    1.94       2.40       2.05       1.98       1.03
Total assets                                     $106,543   $ 70,314   $ 63,084   $ 58,421   $ 90,667
Long-term debt                                   $ 19,800   $     --   $  1,456   $  2,015   $     --
Shareholders' equity                             $ 50,419   $ 46,645   $ 37,687   $ 34,581   $ 32,983
Book value per share                             $   8.94   $   8.33   $   6.91   $   5.82   $   5.59
OTHER
Capital expenditures (5)                         $  3,055   $  1,904   $  1,642   $  1,616   $  1,466
Depreciation and amortization                    $  2,605   $  1,986   $  2,133   $  1,851   $  2,634

(1) On January 26, 2006, the Company completed the acquisition of Ault. On October 31, 2006, the Company completed the acquisition of MTE. Sales and operating results for both entities are included in fiscal year 2006 from the date of acquisition.

(2) On November 24, 2003, the Company sold certain assets of SurfTech. On January 6, 2003, effective for the year ended December 31, 2002, the Company sold EME. Accordingly, the operations of SurfTech, EME, and SL Waber have been accounted for as discontinued operations in all periods presented.

(3) Fiscal 2006 includes a provision for environmental remediation of $2,480,000, net of tax. Fiscal 2004 includes a settlement fee of $2,516,000, net of tax, received by SL Waber and the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. Fiscal 2003 includes an asset impairment of $275,000 recorded against the carrying value of the Company's property located in Camden, New Jersey. Fiscal 2002 includes $1,834,000 of special charges related to change-of-control and proxy costs, $703,000 of impairment charges related to the write-off of goodwill, $556,000 and $147,000 of asset impairment charges at SurfTech.

(4) The current ratio for 2002 includes all debt classified as current, due to the December 31, 2002 maturity date of the Company's previous revolving credit facility. The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(5)  Excludes assets acquired in business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. With the acquisition of Ault on January 26, 2006, the Company added manufacturing, engineering and sales capability in the People's Republic of China. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

ORGANIZATION OF FINANCIAL INFORMATION

The Company's Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company's financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 15, the Company provides a summary of net sales, income from continuing operations before income taxes, total assets and depreciation and amortization by industry segment. The Company's Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.

In the sections that follow, statements with respect to 2006 or fiscal 2006 refer to the twelve month period ending December 31, 2006. Statements with respect to 2005 or fiscal 2005 refer to the twelve month period ending December 31, 2005, unless otherwise stated.

SIGNIFICANT TRANSACTIONS AND FINANCIAL TRENDS

Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company's Management Discussion and Analysis for fiscal 2006 also includes income and charges related to discontinued operations. Significant transactions in 2006 that impacted the Company's financial results and cash flows included two acquisitions. On January 26, 2006, the Company acquired Ault for $17,194,000, net of cash acquired. The acquisition was financed with available cash and bank debt of approximately $5,900,000 under the Revolving Credit Facility. Ault's operating results are included in SLPE from the date of acquisition. On October 31, 2006, the Company completed the acquisition of MTE for $15,606,000, net of cash acquired. The acquisition was financed under the Revolving Credit Facility. MTE's operating results are included in the High Power Group from the date of acquisition. In addition, as a result of recent communications received from the EPA with respect to the remediation of a Superfund Site, as discussed above, the Company recorded an increase in its environmental reserve of $4,000,000 in the fourth quarter. This reserve is recorded as part of discontinued operations, net of tax, in the amount of $2,480,000. Significant transactions in 2005 that impacted the Company's financial results and cash flows included: 1) the repayment of the Company's previous credit facility in the amount of $2,015,000; 2) the receipt of proceeds from stock options exercised during the year in the amount of $1,399,000; 3) the recording of foreign tax credits, which increased income from continuing operations by approximately $1,035,000, or $0.18 per diluted share; and 4) the purchase of approximately 4.8% of the outstanding shares of Ault for $567,000, which was recorded at market value as Investments Available For Sale at December 31, 2005. The Company completed a tender offer for Ault on January 26, 2006, as mentioned above.

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

The Company's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company's senior management has reviewed these critical accounting policies and estimates and the related Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales are a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted guidelines in measuring revenue. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force ("EITF") "Revenue Arrangements with Multiple Deliverables" 00-21. However, certain judgments affect the application of its revenue policy. For a discussion of the Company's revenue recognition policies, see Note 1 in the Notes to Consolidated Financial Statements included in Part IV in this Annual Report on Form 10-K. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly.

ACCOUNTING FOR INCOME TAXES

Under its income tax policy, the Company records estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines under SFAS No. 109 in determining the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure, together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be recovered through future taxable income. To the extent management believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases or decreases this allowance in a period, it must include expense or income, as the case may be, within the tax provision in the consolidated statement of income.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of December 31, 2006 and December 31, 2005, the Company had recorded total valuation allowances of $3,967,000 and $3,650,000, respectively. Such valuation allowances were attributable to uncertainties related to the Company's ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of research and development tax credits, loss carryforwards and foreign tax credits. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of December 31, 2006 and December 31, 2005 were $8,530,000 and $5,980,000, respectively, net of valuation allowances of $3,967,000 and $3,650,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

In accordance with SFAS 109 and SFAS No. 141, as of the date of the acquisition of Ault, the Company recorded, separate from goodwill, deferred taxes related to Ault's federal and state net operating loss carryforwards. At the date of acquisition, Ault's net operating loss carryforwards were $8,783,000. The Company believes that it is more likely than not that these deferred tax assets will be realized.

The Company has made a provision for federal and state income taxes for the anticipated repatriation of the profits of its Mexican subsidiaries. The Company considers the undistributed earnings of its subsidiaries operating in China and the United Kingdom to be permanently reinvested. As of December 31, 2006, $425,000 of such undistributed earnings were expected to be permanently reinvested.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 12 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

GOODWILL

The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in the Company's consolidated balance sheets. As of December 31, 2006 and December 31, 2005, goodwill totaled $22,548,000 and $10,303,000, representing 21% and 15% of total assets, respectively.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company's long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, the Company adopted SFAS 142 and performed a transitional test of its goodwill and intangible assets. No impairment charges were recorded as a result of the initial impairment test. Impairment losses recorded in the future could have a material adverse impact on the Company's financial condition and results of operations.

The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no asset impairment changes for fiscal years 2004 through 2006.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During the fourth quarter of fiscal 2006, the Company recorded a $4,000,000 reserve in response to an EPA letter related to remediation of a designated Superfund Site. Additional information pertaining to environmental matters is found in Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

                              December 31,   December 31,
                                  2006           2005       $ Variance   % Variance
                              ------------   ------------   ----------   ----------
                                                  (in thousands)
Cash and cash equivalents        $   757        $ 9,985       $(9,228)      (92)%
Bank debt                        $19,800        $   -         $19,800       100%
Working capital (less cash)      $26,754        $15,822       $10,932        69%
Shareholders' equity             $50,419        $46,645       $3,774          8%

At December 31, 2006, the Company maintained a cash balance of $757,000, and outstanding bank debt of $19,800,000. During fiscal 2006, the net cash provided by continuing operating activities was $6,327,000, as compared to net cash provided by continuing operating activities of $11,208,000 during fiscal 2005. The primary sources of cash provided by continuing operating activities for 2006 were income from continuing operations of $6,860,000, a increase in accrued income taxes of $2,895,000 and the add back of depreciation and amortization to income from continuing operations of $2,605,000.

These sources of cash and add backs were partially offset by an increase in accounts receivable of $5,104,000, a decrease in accounts payable of $1,320,000 and deferred compensation and supplemental retirement payments of $1,397,000. The increase in accounts receivable was primarily due to sales increases at SLPE of approximately $2,948,000 related to Ault, as well as slower collections. RFL recorded increased receivables of $807,000, primarily due to the shipment of two large orders in the fourth quarter of 2006. Teal reported an increase in receivables of $461,000 due to higher sales in the fourth quarter of fiscal 2006, compared to 2005. SL-MTI recorded a $372,000 decrease in accounts receivable, in comparison to 2005 (discussed more fully below). Accounts payable decreased primarily due to a $522,000 decrease of inventory purchased at SL-MTI. To a lesser extent, accounts payable also decreased at Teal, in comparison to the end of fiscal 2005. The decrease in deferred compensation and supplemental retirement payments was primarily related to payments of approximately $814,000 made to two individuals who have left the Company. The primary sources of cash provided by continuing operating activities for 2005 were income from continuing operations of $7,620,000, a decrease in inventories of $1,269,000 and an increase in accounts payable of $2,026,000. These sources of cash were partially offset by a decrease in other accrued liabilities of $1,487,000. The decreases in inventories were primarily attributable to activities at RFL and SLPE, which recorded decreases of $1,202,000 and $790,000, respectively, offset by an increase at SL-MTI of $914,000. The inventory decreases at RFL and SLPE were due to the timing of sales in the fourth quarter of 2006, compared to 2005. SL-MTI's inventory increase was primarily due to increased volume, postponement of customer orders and redesign of some products that were rescheduled for the first quarter of fiscal 2006. The decrease in other accrued liabilities is primarily related to payments made by the Company to settle certain litigation, fees and claims, which were accrued at December 31, 2005.

During 2006, net cash used in investing activities was $34,803,000, primarily related to the acquisitions of Ault and MTE in the amount of $31,766,000, net of cash acquired. Current year acquisition costs for Ault were $16,160,000 and for MTE were $15,606,000 (additional information pertaining acquisitions is found in Note 14 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K). Purchases of machinery, building improvements and manufacturing equipment amounted to $3,055,000. During 2005, net cash used in investing activities was $2,936,000, primarily related to the purchases of machinery, building improvements and manufacturing equipment in the amount of $1,904,000 and the purchases of Ault common stock in the amount of $567,000, which had been classified as investments available for sale and recorded at current market value at December 31, 2004.

During 2006, net cash provided by financing activities was $20,045,000, primarily due to borrowings of $19,800,000 to fund the acquisitions of Ault and MTE, partially offset by the proceeds from the exercise of stock options of $930,000. During 2005, net cash used in financing activities was $529,000, primarily due to the repayment of the Company's previous credit facility in the amount of $2,015,000, partially offset by the proceeds from the exercise of stock options of $1,399,000

During 2005 and until August 2, 2005, the Company was a party to a three-year senior secured credit facility with LaSalle Business Credit LLC, which was secured by all of the Company's assets. On August 2, 2005, the Company repaid the outstanding balances under such senior credit facility in the amount of $1,641,000. The Company also paid $212,000 in early termination and legal fees. On August 3, 2005, the Company entered into the Revolving Credit Facility (see Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K).

The Company's current ratio was 1.94 to 1 at December 31, 2006 and 2.40 to 1 at December 31, 2005. This ratio decreased mainly due to the increased accounts payable, warranty accruals and other current accruals primarily related to the Ault and MTE acquisitions. Also, the Company increased its current portion of its accrual for environmental remediation by approximately $1,162,000 in 2006, compared to 2005.

As a percentage of total capitalization, consisting of debt and shareholders' equity, total borrowings by the Company were 28% at December 31, 2006 and 0% at December 31, 2005. At December 31, 2006, total borrowings increased by $19,800,000, compared to zero borrowings at December 31, 2005.

Capital expenditures of $3,055,000 were made in 2006, primarily for machinery, building improvements and manufacturing equipment. Also, SLPE spent approximately $1,200,000 on facility costs related to its move to its new corporate office. The capital expenditures of $1,904,000 made in 2005 primarily related to machinery and equipment purchases.

The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company's operating segments recorded income from operations in 2006 and 2005.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at December 31, 2006 for the periods indicated:

                    Less Than    1 to 3   4 to 5    After
                      1 Year     Years     Years   5 Years    Total
                    ---------   -------   ------   -------   -------
                                     (in thousands)
Operating Leases      $1,907    $ 1,458    $187      $--     $ 3,552
Debt                      --     19,800      --       --      19,800
Capital Leases            12         --      --       --          12
Other Obligations         55        186     145       89         475
                      ------    -------    ----      ---     -------
                      $1,974    $21,444    $332      $89     $23,839
                      ======    =======    ====      ===     =======

Other obligations include the Company's withdrawal liability to a union-administered defined benefit multi-employer pension plan to which SurfTech had made contributions (see Note 2 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

                                      Years Ended December 31,
                           ---------------------------------------------
                             2006       2005     $ Variance   % Variance
                           --------   --------   ----------   ----------
                                           (in thousands)
NET SALES
Power Electronics Group:
   SLPE                    $ 87,949   $ 43,233    $44,716        103%
   High Power Group          39,993     32,777      7,216         22%
                           --------   --------    -------        ---
      Total                 127,942     76,010     51,932         68%
                           --------   --------    -------        ---
SL-MTI                       25,704     28,085     (2,381)        (8%)
RFL                          23,127     22,778        349          2%
                           --------   --------    -------        ---
Total                      $176,773   $126,873    $49,900         39%
                           ========   ========    =======        ===

                                      Years Ended December 31,
                           ---------------------------------------------
                             2006       2005     $ Variance   % Variance
                           --------   --------   ----------   ----------
                                           (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                    $ 6,316    $ 4,543     $ 1,773         39%
   High Power Group          5,836      4,911         925         19%
                           -------    -------     -------        ---
      Total                 12,152      9,454       2,698         29%
                           -------    -------     -------        ---
SL-MTI                       1,555      3,371      (1,816)       (54%)
RFL                          2,217      2,284         (67)        (3%)
Other                       (4,871)    (4,911)         40          1%
                           -------    -------     -------        ---
Total                      $11,053    $10,198     $   855          8%
                           =======    =======     =======        ===

Consolidated net sales for 2006, compared to 2005, increased by $49,900,000, or 39%. The Power Electronics Group recorded a sales increase of $51,932,000, or 68%. This increase was primarily due to the acquisition of Ault, which contributed $48,347,000 to sales in 2006. In addition, an increase of $2,856,000 was related to the recent acquisition of MTE, which is reported in the results of the High Power Group. Without the acquisitions completed during the year, sales within this Group would have increased by $729,000 in 2006. SL-MTI recorded a sales decrease of $2,381,000, compared to 2005. Net sales at RFL increased by $349,000 in 2006, compared to 2005. SL-MTI and RFL both recorded their highest quarterly levels of sales for the year during the fourth quarter.

The Company's income from operations increased to $11,053,000, or 8%, in 2006, compared to $10,198,000 in 2005. All of the Company's operating business segments recorded income from operations in 2006 and 2005.

Income from continuing operations in 2006 was $6,860,000, or $1.18 per diluted share, compared to income from continuing operations in 2005 of $7,620,000, or $1.33 per diluted share. Income from continuing operations benefited by approximately $513,000, or $0.09 per diluted share, due to research and development tax credits recorded during 2006. In 2005 income from continuing operations benefited by approximately $1,035,000, or $0.18 per diluted share, due to foreign tax credits and by approximately $470,000, or $0.08 per diluted share, due to research and development tax credits. The Company's business segments and the components of operating expenses are discussed in the following sections.

SLPE (a combination of Condor and Ault) recorded net sales of $87,949,000, or 50% of consolidated net sales, for 2006, compared to $43,233,000, or 34% of consolidated net sales, in 2005. At SLPE, the net sales of the Condor product line decreased $3,631,000, or 8%. International sales, which represent approximately 22% of total net sales of the Condor product line, increased approximately 10%. SLPE reported income from operations of $6,316,000 in 2006, which represented an increase of 39%, compared to 2005. The High Power Group (a combination of Teal and MTE) reported net sales of $39,993,000, or 23% of consolidated net sales, compared to $32,777,000, or 26% of consolidated net sales, in 2005. Not including MTE, net sales of the High Power Group increased by $4,360,000, or 13%, primarily attributable to sales of its medical imaging equipment. Sales of the Teal semiconductor product line increased by approximately $1,422,000, or 31%. The High Power Group reported income from operations of $5,836,000 in 2006, which was an increase of 19% from 2005, primarily due to increased sales, partially offset by higher cost of products sold and higher operating costs. Since being acquired, MTE recorded net sales of $2,856,000 and income from operations of $389,000.

SL-MTI's net sales in 2006 decreased approximately $2,381,000, or 8%, while income from operations decreased by $1,816,000, or 54%, compared to prior year. These results were driven by a sales decrease of $3,759,000, or 20%, to customers in the defense industry. This decrease was partially offset by a sales increase of $1,507,000, or 23%, to customers in the commercial aerospace industry. The decline in income from operations is primarily due to lower sales of high-volume programs, which decreased factory productivity, and severance costs of $483,000, which were charged and paid in 2006. Engineering and product development expenses increased by 13%, primarily due to an increase in ongoing development programs and a decrease in customer funded programs. In 2006, SL-MTI decreased its selling, general and administrative expenses by 15% from prior year.

RFL's net sales in 2006 increased approximately $349,000, or 2%, while income from operations decreased approximately $67,000, or 3%, compared to prior year. Sales of RFL's communications product line increased by $1,617,000, or 14%. Sales of the teleprotection product line decreased by $696,000, or 7%, and customer service sales decreased by $572,000, or 40%. RFL's domestic sales decreased by $689,000, or 4%, while export sales increased by $1,038,000, or 19%, primarily due to the sale of its new product line to an international customer. Income from operations decreased primarily due to higher selling, general and administrative costs incurred in 2006, compared to 2005.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold was approximately 68% in 2006, compared to 65% in 2005. Not including Ault operations, the comparable percentages were similar. SLPE cost of products sold percentage increased to 69% in 2006, from 64% in 2005. This increase was due to increases in the cost of raw materials, labor inefficiencies and severance costs incurred at the plant in Mexicali, Mexico that manufactures the Condor product line. Additionally, the percentage cost of products sold for the Ault product line has been traditionally higher than for Condor products. The cost of products sold percentage for the High Power Group increased slightly primarily due to increases in raw material costs, particularly prices for copper, and to a lesser extent the start-up cost associated with establishing manufacturing operations in Tecate, Mexico. Approximately 60% of Teal products are manufactured at the Tecate facility. SL-MTI experienced an increase in its cost of products sold percentage to 75% in 2006, from 71% in 2005. This increase is primarily due to lower plant productivity, higher overhead cost and severance costs of approximately $426,000. RFL's cost of products sold percentage remained the same in 2006, compared to 2005.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses in 2006 remained at approximately 7% of net sales. Engineering and product development expenses increased by approximately $2,933,000, or 31%, compared to 2005. Engineering and product development expenses for the Ault product line amounted to $2,680,000. SL-MTI's engineering and product development costs increased by 13%. Engineering and product development expenses for the Condor and Teal product lines increased by minor amounts. RFL decreased engineering and product development costs by 9%, compared to 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2006 were approximately 17% of net sales, compared to 19% in 2005. These expenses increased by $7,144,000, or 30%, while sales increased 39% from prior year. Selling, general and administrative costs associated with Condor products decreased by 10% from prior year, while sales decreased by 8% over the period. The acquisitions of Ault and MTE added approximately $7,675,000 of selling, general and administrative costs. Without the acquisitions of Ault and MTE, selling, general and administrative costs would have decreased by $531,000. Selling, general and administrative expenses of the High Power Group, without the acquisition of MTE, increased by 7%, on a sales increase of 13%. RFL reported increased expenses of 6% from prior year. SL-MTI decreased expenses by 15% on an 8% reduction in sales. Expense related to certain stock based compensation arrangements with key executives were $39,000, compared to $268,000 in 2005, a decrease of $229,000.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2006 were $2,605,000, an increase of approximately $619,000, or 31%, compared to 2005. Approximately $102,000 of the increase in amortization expense relates to the amortization of intangibles recorded due to the Ault acquisition. Depreciation expense was approximately 2% of sales for each of 2006 and 2005.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Revolving Credit Facility, on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For 2006, amortization of deferred financing costs was $88,000. For 2005, amortization of deferred financing costs was $485,000, which included the write-off of the deferred financing costs related to the previous credit facility and the amortization of the deferred financing costs related to the Revolving Credit Facility.

INTEREST INCOME (EXPENSE)

In 2006, interest income was $35,000, compared to $216,000 in 2005. Interest expense in 2006 was $744,000, compared to $522,000 in 2005. The increase in interest expense for 2006 is primarily related to an increase in interest rates and increased debt levels due to the acquisitions of Ault and MTE.

TAXES

The effective tax rate for 2006 was approximately 33%, compared to 19% in 2005. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits, foreign tax credits and certain income exclusion benefits. The benefit rate related to the recording of research and development tax credit was 5% for 2006 and 2005. The effective tax rate was nominally affected by foreign tax credits in 2006, while the Company recorded a benefit of 11% in 2005.

DISCONTINUED OPERATIONS

In 2006, the Company recorded a loss from discontinued operations, net of tax, of $3,307,000. This amount consists primarily of estimated environmental remediation liabilities of $2,480,000, net of tax, related to the Pennsauken Site. For a discussion of potential environmental liabilities, see "Item 3. Legal Proceedings" included in Part I of this Annual Report on Form 10-K. Other costs are related to ongoing environmental and legal charges incurred during the year, partially offset by insurance recoveries related to discontinued operations. In 2005, the Company recorded a loss from discontinued operations, net of tax, of $473,000. This amount consists primarily of the cost related to environmental and legal charges, partially offset by insurance recoveries related to discontinued operations.

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

The Power Electronics Group, which was comprised of Condor and Teal, recorded a sales increase of $4,288,000, or 6%, and an increase in income from operations of $1,030,000, or 12%. Condor experienced an increase in net sales of $1,776,000, or 4%, and an increase in income from operations of $754,000, or 20%, over the prior year. Condor reported a sales increase in its medical product line of $3,843,000, or 17%, while sales to manufacturers of industrial equipment decreased $1,945,000, or 12%. Net sales of telecommunications products also decreased by $502,000, or 14%. International sales, which represent approximately 18% of Condor's total net sales, increased 62%, aided by sales to two international customers. Also in August 2005 Condor opened a European sales office to increase its presence in the European market. Domestic sales decreased by $1,224,000, or 3%, primarily due to decreased sales to the industrial market. Condor's increase in income from operations was primarily due to its increase in sales and a slight reduction in costs of products sold. Teal experienced a sales increase of $2,512,000, or 8%, primarily due to increased sales of its medical imaging product line of $4,691,000. Sales of its semiconductor product line decreased by approximately $2,589,000. Teal's increase in income from operations was primarily due to increased sales and decreased operating costs.

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

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold was approximately 65% in 2005, compared to 64% in 2004. Although aggregate cost of products sold, as a percentage of net sales, remained relatively constant year-to-year, there were differences among the operating business segments. The Power Electronics Group cost of products sold percentage increased to 66% in 2005, from 65% in 2004. This increase was due to increases in the cost of raw materials at Teal, and to a lesser extent the start-up cost associated with transferring a portion of its manufacturing operations to Mexico. Condor's cost of products sold percentage improved slightly in 2005, compared to 2004. SL-MTI experienced an increase in its cost of products sold percentage to 71% in 2005, from 69% in 2004. This increase was primarily due to additional training costs, increased cost of quality and higher manufacturing inefficiencies, primarily related to the transfer of new programs to its manufacturing facility in Matamoros, Mexico. RFL's cost of products sold percentage improved to 53%, compared to 54% in 2004. This improvement was attributable to product mix and process improvements in its assembly and test areas.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2005 were approximately 19% of net sales, compared to 20% in 2004. These expenses decreased by $283,000, or 1%, over the comparative periods as sales increased 7%. Included in selling, general and administrative costs were compensation expense related to certain stock based compensation arrangements with key executives. These expenses were non-cash charges. For 2005, these charges were $268,000, compared to $809,000 in 2004, a decrease of $541,000. Without these charges, selling, general and administrative costs would have increased by $258,000, or less than one percent of sales.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses in 2005 were $1,986,000, a decrease of approximately $147,000, or 7%, compared to 2004. Depreciation expense was approximately 2% of sales for each of 2005 and 2004.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into its previous credit facility on January 6, 2003, the Company incurred costs of approximately $1,342,000. These costs had been deferred and were being amortized over the three-year term of the facility. On August 2, 2005 the Company terminated its previous credit facility and accordingly wrote off the remaining deferred financing costs related thereto. In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For 2005, amortization of deferred financing costs was $485,000, which included the write-off of the deferred financing costs related to the previous credit facility and the amortization of the deferred financing costs related to the Revolving Credit Facility. For 2004, amortization of deferred financing costs was $447,000.

INTEREST INCOME (EXPENSE)

In 2005, interest income was $216,000, compared to $102,000 in 2004. Interest expense in 2005 was $522,000, compared to $347,000 in 2004. The increase in interest expense for 2005 was primarily related to $185,000 in early termination fees related to the repayment of the previous credit facility, which occurred in the third quarter of 2005.

TAXES

The effective tax rate for 2005 was approximately 19%, compared to 17% in 2004. The effective tax rate for both periods reflected the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits, foreign tax credits and certain income exclusion benefits. The benefit rate related to the recording of foreign tax credits was 11% in 2005 and 2% in 2004. The benefit rate related to the recording research and development tax credit was 5% in 2005, compared to 17% in 2004.

DISCONTINUED OPERATIONS

In 2005, the Company recorded a loss from discontinued operations, net of tax, of $473,000. This amount consisted primarily of the cost related to environ-mental and legal charges, partially offset by insurance recoveries related to discontinued operations. In 2004, the Company recorded income from discontinued operations, net of tax, of $2,371,000. This amount was primarily related to a settlement fee received by SL Waber, in the amount of $2,516,000, net of tax, the reversal of certain tax reserves related to EME, in the amount of $225,000, net of expenses, and insurance proceeds related to environmental matters, in the amount of $392,000, net of tax. These income amounts were partially offset by environmental, legal and litigation charges related to discontinued operations.

INFLATION

Management does not believe that inflation has had a material effect on the Company's operations and financial condition. Management cannot be sure that operations will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

For a discussion on the impact of recently issued accounting pronouncements, see "Item 8. Financial Statements and Supplementary Data" in Part IV of this Annual Report on Form 10-K.

ENVIRONMENTAL

See "Item 3. Legal Proceedings" in Part I of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company manufactures a significant portion of its products in Mexico and China and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in interest and foreign currency exchange rates did not have a material impact on earnings for 2006, and are not expected to have a material impact on earnings in 2007. Borrowings under the

Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or
(ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company's executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required under this Item is incorporated by reference to the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the Company's independent auditor fees and services and other information required by Item 14 of Part III of this Report is incorporated herein by reference to the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders.

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

(A) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for the years ended December 31, 2006, December 31, 2005, and December 31, 2004 are submitted herewith:

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

SL INDUSTRIES, INC.
(Company)


By /s/ James C. Taylor                  Date March 21, 2007
   ----------------------------------
   James C. Taylor

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



By /s/ Warren G. Lichtenstein           Date March 21, 2007
   ----------------------------------
   Warren G. Lichtenstein - Chairman
   of the Board


By /s/ Glen M. Kassan                   Date March 21, 2007
   ----------------------------------
   Glen M. Kassan - Vice Chairman


By /s/ James C. Taylor                  Date March 21, 2007
   ----------------------------------
   James C. Taylor - President and
   Chief Executive Officer
   (Principal Executive Officer)


By /s/ David R. Nuzzo                   Date March 21, 2007
   ----------------------------------
   David R. Nuzzo - Vice President,
   Chief Financial Officer, Treasurer
   and Secretary (Principal Financial
   and Accounting Officer)


By /s/ J. Dwane Baumgardner             Date March 21, 2007
   ----------------------------------
   J. Dwane Baumgardner - Director


By /s/ Avrum Gray                       Date March 21, 2007
   ----------------------------------
   Avrum Gray - Director


By /s/ James R. Henderson               Date March 21, 2007
   ----------------------------------
   James R. Henderson - Director


By /s/ James A. Risher                  Date March 21, 2007
   ----------------------------------
   James A. Risher - Director


By /s/ Mark E. Schwarz                  Date March 21, 2007
   ----------------------------------
   Mark E. Schwarz - Director

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #                               Description
---------   --------------------------------------------------------------------
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

2.3         Stock Purchase Agreement, dated October 31, 2006 by and among SL
            Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred
            A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as
            Amended and Restated as of October 31, 2001 and the Einhorn Family
            Foundation. Incorporated by reference to Exhibit 10.1 to the Company's report of Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

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

10.8        Revolving Credit Agreement dated as of August 3, 2005, among Bank of
            America, N.A., as Agent and Lender, SL Industries, Inc., as parent borrower and Cedar Corporation, Condor D.C. Power Supplies, Inc.,
            Condor Holdings, Inc., RFL Electronics, Inc., SL Auburn, Inc., SL
            Delaware, Inc., SL Surface Technologies, Inc., SL Montevideo
            Technology, Inc., SLW Holdings, Inc., Teal Electronics Corporation and Waber Power Ltd., collectively, as subsidiary borrowers.
            Incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended December 31, 2005.

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

                               SL Industries, Inc.
         Index to Financial Statements and Financial Statement Schedule

                                                          Page number in
                                                            this report
                                                          --------------
Report of Independent Registered Public Accounting Firm         F2
Consolidated Balance Sheets                                     F3
Consolidated Statements of Income                               F4
Consolidated Statements of Comprehensive Income                 F4
Consolidated Statements of Shareholders' Equity                 F5
Consolidated Statements of Cash Flows                           F6
Notes to Consolidated Financial Statements                  F7 to F36
Financial Statement Schedule:
II. Valuation and Qualifying Accounts                          F37

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SL Industries, Inc.

     We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 22, 2007

Item 1. Financial Statements

                              SL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,   December 31,
                                                                               2006           2005
                                                                           ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    757,000   $  9,985,000
   Receivables, net                                                          30,621,000     16,436,000
   Note receivable                                                              563,000             --
   Inventories, net                                                          21,090,000     14,570,000
   Prepaid expenses                                                           1,576,000        632,000
   Deferred income taxes, net                                                 2,190,000      2,571,000
                                                                           ------------   ------------
         Total current assets                                                56,797,000     44,194,000
                                                                           ------------   ------------
Property, plant and equipment, net                                           12,132,000      8,754,000
Deferred income taxes, net                                                    6,340,000      3,409,000
Goodwill                                                                     22,548,000     10,303,000
Investments available for sale                                                       --        670,000
Other intangible assets, net                                                  7,472,000      1,085,000
Other assets and deferred charges                                             1,254,000      1,899,000
                                                                           ------------   ------------
         Total assets                                                      $106,543,000   $ 70,314,000
                                                                           ============   ============
LIABILITIES
Current liabilities:
   Accounts payable                                                        $ 13,902,000   $  7,648,000
   Accrued income taxes                                                       1,347,000        417,000
   Accrued liabilities
      Payroll and related costs                                               6,742,000      6,229,000
      Other                                                                   7,295,000      4,093,000
                                                                           ------------   ------------
         Total current liabilities                                           29,286,000     18,387,000
                                                                           ------------   ------------
Debt                                                                         19,800,000             --
Deferred compensation and supplemental retirement benefits                    2,884,000      3,829,000
Other liabilities                                                             4,154,000      1,453,000
                                                                           ------------   ------------
         Total liabilities                                                   56,124,000     23,669,000
                                                                           ------------   ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                   1,660,000      1,660,000
Capital in excess of par value                                               40,889,000     40,136,000
Retained earnings                                                            28,390,000     24,837,000
Accumulated other comprehensive (loss) income                                   (29,000)        67,000
Treasury stock at cost, 2,658,000 and 2,701,000 shares, respectively        (20,491,000)   (20,055,000)
                                                                           ------------   ------------
         Total shareholders' equity                                          50,419,000     46,645,000
                                                                           ------------   ------------
         Total liabilities and shareholders' equity                        $106,543,000   $ 70,314,000
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                 2006           2005           2004
                                                             ------------   ------------   ------------
Net sales                                                    $176,773,000   $126,873,000   $118,804,000
Cost and expenses:
   Cost of products sold                                      120,125,000     81,776,000     75,582,000
   Engineering and product development                         12,300,000      9,367,000      8,951,000
   Selling, general and administrative                         30,690,000     23,546,000     23,829,000
   Depreciation and amortization                                2,605,000      1,986,000      2,133,000
                                                             ------------   ------------   ------------
Total cost and expenses                                       165,720,000    116,675,000    110,495,000
                                                             ------------   ------------   ------------
Income from operations                                         11,053,000     10,198,000      8,309,000
Other income (expense):
   Amortization of deferred financing costs                       (88,000)      (485,000)      (447,000)
   Interest income                                                 35,000        216,000        102,000
   Interest expense                                              (744,000)      (522,000)      (347,000)
                                                             ------------   ------------   ------------
Income from continuing operations before income taxes          10,256,000      9,407,000      7,617,000
Income tax provision                                            3,396,000      1,787,000      1,316,000
                                                             ------------   ------------   ------------
Income from continuing operations                               6,860,000      7,620,000      6,301,000
(Loss) income from discontinued operations (net of tax)        (3,307,000)      (473,000)     2,371,000
                                                             ------------   ------------   ------------
Net income                                                   $  3,553,000   $  7,147,000   $  8,672,000
                                                             ============   ============   ============
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                         $       1.22   $       1.37   $       1.10
   (Loss) income from discontinued operations (net of tax)          (0.59)         (0.09)          0.41
                                                             ------------   ------------   ------------
   Net income                                                $       0.63   $       1.29*  $       1.51
                                                             ============   ============   ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                         $       1.18   $       1.33   $       1.08
   (Loss) income from discontinued operations (net of tax)          (0.57)         (0.08)          0.40
                                                             ------------   ------------   ------------
   Net income                                                $       0.61   $       1.25   $       1.48
                                                             ============   ============   ============
Shares used in computing basic net income (loss)
   per common share                                             5,632,000      5,544,000      5,760,000
Shares used in computing diluted net income (loss)
   per common share                                             5,823,000      5,738,000      5,871,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2006            2005          2004
                                                             ------------   ------------   ------------
Net income                                                   $  3,553,000   $  7,147,000   $  8,672,000
Other comprehensive income (net of tax):
   Foreign currency translation                                  (19,000)           --              --
   Investments available for sale                                (67,000)       67,000              --
                                                             ------------   ------------   ------------
Comprehensive income                                         $  3,467,000   $  7,214,000   $  8,672,000
                                                             ============   ============   ============

*    Earnings per share for 2005 does not total due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

                                                    Common Stock
                                 --------------------------------------------------                                Accumulated
                                         Issued                Held In Treasury        Capital in                     Other
                                 ----------------------   -------------------------    Excess of      Retained    Comprehensive
                                   Shares      Amount       Shares        Amount       Par Value      Earnings    Income (Loss)
                                 ---------   ----------   ----------   ------------   -----------   -----------   -------------
BALANCE DECEMBER 31, 2003        8,298,000   $1,660,000   (2,356,000)  $(14,960,000)  $38,863,000   $ 9,018,000     $     --
Net income                                                                                            8,672,000
Other, including exercise of
   employee stock options and
   related income tax benefits                                73,000        497,000       170,000
Treasury stock sold                                           41,000        277,000       177,000
Stock repurchase plan                                       (546,000)    (6,101,000)
Treasury stock purchased                                     (56,000)      (586,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------     --------
BALANCE DECEMBER 31, 2004        8,298,000   $1,660,000   (2,844,000)  $(20,873,000)  $39,210,000   $17,690,000     $     --
                                 =========   ==========   ==========   ============   ===========   ===========     ========
Net income                                                                                            7,147,000
Unrealized gain on securities                                                                                         67,000
Other, including exercise of
   employee stock options and
   related income tax benefits                               136,000      1,005,000       394,000
Treasury stock sold                                           32,000        233,000       532,000
Treasury stock purchased                                     (25,000)      (420,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------     --------
BALANCE DECEMBER 31, 2005        8,298,000   $1,660,000   (2,701,000)  $(20,055,000)  $40,136,000   $24,837,000     $ 67,000
                                 =========   ==========   ==========   ============   ===========   ===========     ========
Net income                                                                                            3,553,000
Foreign currency translation                                                                                         (29,000)
Investments available for sale                                                                                       (67,000)
Other, including exercise of
   employee stock options and
   related income tax benefits                                92,000        691,000       515,000
Treasury stock sold                                           27,000        203,000       238,000
Treasury stock purchased                                     (76,000)    (1,330,000)
                                 ---------   ----------   ----------   ------------   -----------   -----------     --------
BALANCE DECEMBER 31, 2006        8,298,000   $1,660,000   (2,658,000)  $(20,491,000)  $40,889,000   $28,390,000     $(29,000)
                                 =========   ==========   ==========   ============   ===========   ===========     ========

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                          2006           2005         2004 *
                                                                                      ------------   -----------   -----------
OPERATING ACTIVITIES:
   Net income                                                                         $  3,553,000   $ 7,147,000   $ 8,672,000
   Adjustment for losses (income) from discontinued operations                           3,307,000       473,000    (2,371,000)
                                                                                      ------------   -----------   -----------
   Income from continuing operations                                                     6,860,000     7,620,000     6,301,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation                                                                       2,129,000     1,605,000     1,848,000
      Amortization                                                                         476,000       381,000       285,000
      Amortization of deferred financing costs                                              88,000       485,000       447,000
      Stock-based compensation                                                              71,000          --            --
      Non-cash compensation expense                                                         39,000       268,000       959,000
      Provisions for losses on accounts receivable                                        (173,000)       72,000       136,000
      Cash surrender value of life insurance policies                                       11,000       (26,000)      (17,000)
      Deferred compensation and supplemental retirement benefits                           452,000       510,000       348,000
      Deferred compensation and supplemental retirement benefit payments                (1,397,000)     (529,000)     (502,000)
      Deferred income taxes                                                               (942,000)      107,000      (651,000)
      Loss on sales of equipment                                                            16,000        12,000         3,000
      Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
         Accounts receivable                                                            (5,104,000)     (731,000)   (2,714,000)
         Note receivable                                                                 1,125,000            --            --
         Inventories                                                                       305,000     1,269,000    (4,830,000)
         Prepaid expenses                                                                  (87,000)      533,000       353,000
         Other assets                                                                      451,000      (580,000)     (512,000)
         Accounts payable                                                               (1,320,000)    2,026,000     1,921,000
         Other accrued liabilities                                                         432,000    (1,487,000)     (137,000)
         Accrued income taxes                                                            2,895,000      (327,000)    1,305,000
                                                                                      ------------   -----------   -----------
   Net cash provided by operating activities from continuing operations                  6,327,000    11,208,000     4,543,000
   Net cash (used in) provided by operating activities from discontinued operations       (768,000)     (417,000)    1,851,000
                                                                                      ------------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                5,559,000    10,791,000     6,394,000
                                                                                      ------------   -----------   -----------
INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                                     (31,766,000)           --            --
   Purchases of property, plant and equipment                                           (3,055,000)   (1,904,000)   (1,642,000)
   Purchases of investments available for sale                                                  --      (567,000)           --
   Purchases of other assets                                                                    --      (465,000)           --
   Proceeds from sale of subsidiary (cash and notes receivable)                                 --            --     1,000,000
   Proceeds from sale of equipment                                                          18,000            --         9,000
                                                                                      ------------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (34,803,000)   (2,936,000)     (633,000)
                                                                                      ------------   -----------   -----------
FINANCING ACTIVITIES:
   Proceeds from Revolving Credit Facility                                              55,163,000            --            --
   Payments of Revolving Credit Facility                                               (35,363,000)           --            --
   Payments of deferred financing costs                                                         --      (258,000)           --
   Payments of term loans                                                                       --    (2,015,000)     (887,000)
   Proceeds from stock options exercised                                                   930,000     1,399,000       517,000
   Tax benefit from exercise of stock options                                              204,000            --            --
   Treasury stock sales (purchases), net                                                  (889,000)      345,000    (6,233,000)
                                                                                      ------------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     20,045,000      (529,000)   (6,603,000)
                                                                                      ------------   -----------   -----------
   Effect of exchange rate changes on cash                                                 (29,000)           --            --
                                                                                      ------------   -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (9,228,000)    7,326,000      (842,000)
                                                                                      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         9,985,000     2,659,000     3,501,000
                                                                                      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    757,000   $ 9,985,000   $ 2,659,000
                                                                                      ============   ===========   ===========

*    Revised from prior presentation (see Note 1).

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND: SL Industries, Inc. (the "Company"), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic products and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company's products are largely sold to original equipment manufacturers, the electric utility industry, and, to a lesser extent, commercial distributors. The Company's customer base is primarily located in the United States. The Company's operating subsidiaries are described and defined in Notes 14 and 15. The Company's discontinued operations are described and defined in Note 2.

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH FLOW REVISION: Beginning in 2005, the Company has separately disclosed cash flows attributable to discontinued operations (all of which are operating activities), which in 2004 were reported on a combined basis as a single amount outside of operating, investing and financing activities. The Company had no cash flows attributable to discontinued operations related to investing and financing activities for all periods presented.

RECLASSIFICATIONS: Reclassifications, when applicable, are made to the prior year consolidated financial statements and notes to conform with the current year presentation.

CASH EQUIVALENT The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2006 and December 31, 2005, cash and cash equivalents held in the United States are held principally at one financial institution.

REVENUE RECOGNITION: Revenue is recognized when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determined and collectibility is reasonably assured. Generally, those criteria are met at the time the product is shipped. Provisions are made at the time the related revenue is recognized for product returns, product warranties, rebates, certain stock scrap programs with distributors and other sales incentives offered by the Company to its customers. Freight revenues billed to customers are included in net sales and expenses for shipping products are included in cost of sales.

ACCOUNTS RECEIVABLE: The Company's accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $830,000 and $569,000 as of December 31, 2006 and December 31, 2005, respectively. The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, any gain or loss is recognized currently. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets, which range from 25 to 40 years for buildings, 3 to 15 years for equipment and other property, and the lesser of the lease term or life of the asset for leasehold improvements.

GOODWILL AND OTHER INTANGIBLES: In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain other intangible assets having indefinite lives will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives.

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

PRODUCT WARRANTY COSTS: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2006, 2005 and 2004, these expenses were $642,000, $273,000 and $326,000, respectively.

ADVERTISING COSTS: Advertising costs are expensed as incurred. For 2006, 2005 and 2004, these costs were $529,000, $289,000 and $268,000, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. For 2006, 2005 and 2004, these costs were $3,040,000, $3,319,000 and
$3,811,000, respectively.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established, as needed, to reduce the net deferred tax assets to the amount for which recovery is more likely than not.

FOREIGN CURRENCY CONVERSION: The Company's Mexican subsidiaries' functional currency is U.S. dollars. Conversion gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of income. The Company's other international operations have the local currency as their functional currency. These operations translate into U.S. dollars at the current, historic or average exchange rates, as appropriate. Foreign currency translation adjustments are included as part of accumulated other comprehensive (loss) or income on the Company's consolidated balance sheet.

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

NET INCOME PER COMMON SHARE: The Company has presented net income per common share pursuant to the FASB Statement of Financial Accounting Standard No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.

Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                                              Per Share
                                        Net Income   Shares     Amount
                                        ----------   ------   ---------
                                             (in thousands, except
                                               per share amounts)
For the Year Ended December 31, 2006:
Basic net income per common share         $3,553      5,632     $ 0.63
Effect of dilutive securities                 --        191      (0.02)
                                          ------      -----     ------
Diluted net income per common share       $3,553      5,823     $ 0.61
                                          ======      =====     ======
For the Year Ended December 31, 2005:
Basic net income per common share         $7,147      5,544     $ 1.29
Effect of dilutive securities                 --        194      (0.04)
                                          ------      -----     ------
Diluted net income per common share       $7,147      5,738     $ 1.25
                                          ======      =====     ======
For the Year Ended December 31, 2004:
Basic net income per common share         $8,672      5,760     $ 1.51
Effect of dilutive securities                 --        111      (0.03)
                                          ------      -----     ------
Diluted net income per common share       $8,672      5,871     $ 1.48
                                          ======      =====     ======

For the years ended December 31, 2006 and December 31, 2005, 13,000 and 6,000 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

STOCK BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

During 2005, the Company issued 25,000 options of the Company in accordance with the rules and regulations of the Securities and Exchange Commission.

For the twelve months ended December 31, 2006, the Company recognized stock-based employee compensation expense of $71,000, less a related income tax benefit of approximately $28,000 under the provisions of the SFAS No. 123(R). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the twelve months ended December 31, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB No. 25. However, the Company has recognized an expense of approximately $39,000 and $268,000 in the years ended December 31, 2006 and December 31, 2005, respectively, in compensation expense related to certain stock-based compensation arrangements. The following table illustrates the pro forma effect on earnings per share if the Company had accounted for its stock option plans prior to January 1, 2006, using the fair value method of accounting under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                     Years Ended
                                                     December 31,
                                                   ---------------
                                                    2005     2004
                                                   ------   ------
                                                    (in thousands,
                                                      except per
                                                    share amounts)
Net income, as reported                            $7,147   $8,672
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                            170      534
                                                   ------   ------
                                                    7,317    9,206
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards granted,
modified, or settled, net of related tax effects     (280)    (761)
                                                   ------   ------
Pro forma net income                               $7,037   $8,445
                                                   ======   ======
Earnings per common share:
Basic - as reported                                $ 1.29   $ 1.51
Basic - pro forma                                  $ 1.27   $ 1.47
Diluted - as reported                              $ 1.25   $ 1.48
Diluted - pro forma                                $ 1.23   $ 1.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     Years Ended
                                     December 31,
                                  -----------------
                                    2005      2004
                                  -------   -------
Expected dividend yield                 0%        0%
Expected stock price volatility     36.87%    46.73%
Risk-free interest rate              4.35%     2.81%
Expected life of stock option     5 years   5 years

The following table summarizes stock option activity for all plans:

                                        Outstanding    Weighted Average   Weighted Average   Aggregate Intrinsic
                                          Options       Exercise Price     Remaining Life           Value
                                      --------------   ----------------   ----------------   -------------------
                                      (in thousands)                                            (in thousands)
Outstanding as of December 31, 2005         633             $10.41              4.78
Granted                                      --                 --
Exercised                                   (92)            $10.11
Forfeited                                   (13)            $17.01
Expired                                      --                 --
                                            ---             ------              ----                ------
Outstanding as of December 31, 2006         528             $10.30              3.80                $3,141
                                            ===             ======              ====                ======
Exercisable as of December 31, 2006         528             $10.30              3.80                $3,141
                                            ===             ======              ====                ======

At December 31, 2006, there was no unrecognized compensation expense associated with unvested stock options. During the twelve month periods ended December 31, 2006 and December 31, 2005, the total intrinsic value of options exercised was $588,000 and $777,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $204,000 and $352,000, respectively. During the twelve months ended December 31, 2005, options to purchase 137,000 shares of common stock with an aggregate exercise price of $1,399,000 were exercised by option holders.

There were no options granted during the twelve months ended December 31, 2006. There were 25,000 options granted during the twelve months ended December 31, 2005.

STOCK OPTIONS: The following table summarizes the Company's Director Plan for fiscal years 2004 through 2006.

                                                                    Shares                            Weighted Average
                                                                (in thousands)      Option Price       Exercise Price
                                                                --------------   ------------------   ----------------
Outstanding and exercisable as of December 31, 2003                   140        $3.5625 to $14.625         $7.23
Granted                                                                39          $6.00 to $6.00           $6.00
Exercised                                                             (32)        $3.5625 to $6.00          $5.41
Cancelled                                                              (2)         $7.27 to $7.31           $7.30
                                                                     ----                                   -----
Outstanding and exercisable as of December 31, 2004                   145         $4.75 to $14.625          $7.31
Exercised                                                             (11)        $4.75 to $8.5625          $6.15
                                                                     ----                                   -----
Outstanding and exercisable as of December 31, 2005                   134         $6.00 to $14.625          $7.40
Exercised                                                             (11)         $6.875 to 10.50          $8.26
                                                                     ----                                   -----
Outstanding and exercisable as of December 31, 2006                   123         $6.00 to $14.625          $7.32
                                                                     ====                                   =====

As of December 31, 2006, there are no shares available for grant.

The following table summarizes information for fiscal years 2004 through 2006 related to the 1991 Incentive Plan and the options issued in 2005:

                                                                    Shares                            Weighted Average
                                                                (in thousands)     Option Price        Exercise Price
                                                                --------------  ------------------    ----------------
Outstanding as of December 31, 2003                                   672         $3.50 to $13.50           $10.62
Exercised                                                             (33)        $5.75 to $12.175          $ 7.04
Cancelled                                                             (39)        $3.50 to $13.50           $ 9.66
                                                                     ----                                   ------
Outstanding as of December 31, 2004                                   600         $5.75 to $13.50           $10.84
Granted                                                                25        $17.01 to $17.01           $17.01
Exercised                                                            (126)        $5.75 to $13.50           $10.58
                                                                     ----                                   ------
Outstanding as of December 31, 2005                                   499         $5.75 to $17.01           $11.21
Exercised                                                             (81)        $5.75 to $13.50           $10.36
Cancelled                                                             (13)       $17.01 to $17.01           $17.01
                                                                     ----                                   ------
Outstanding as of December 31, 2006                                   405         $5.75 to $17.01           $11.20
                                                                     ====                                   ======

The number of shares exercisable as of December 31, 2006, was 405,000.

Transactions from December 31, 2003 through December 31, 2006, under the above plans, were as follows:

                                                                                                 Weighted
                                                                                               Average Life
                                          Shares                            Weighted Average     Remaining
                                      (in thousands)      Option Price       Exercise Price       (years)
                                      --------------   ------------------   ----------------   ------------
Outstanding as of December 31, 2003         812         $3.50 to $14.625         $10.037           6.44
Granted                                      39          $6.00 to $6.00          $  6.00
Exercised                                   (65)       $3.5625 to $12.175        $  6.24
Cancelled                                   (41)         $3.50 to $13.50         $  9.57
                                           ----                                  -------
Outstanding as of December 31, 2004         745         $4.75 to $14.625         $10.154           5.52
Granted                                      25         $17.01 to $17.01         $ 17.01
Exercised                                  (137)         $4.75 to $13.50         $ 10.24
                                           ----                                  -------
Outstanding as of December 31, 2005         633          $5.75 to $17.01         $10.406           4.78
Exercised                                   (92)         $5.75 to $13.50         $ 10.11
Cancelled                                   (13)        $17.01 to $17.01         $ 17.01
                                           ----                                  -------
Outstanding as of December 31, 2006         528          $5.75 to $17.01         $10.302           3.80
                                           ----                                  -------
Exercisable as of December 31, 2006         528          $5.75 to $17.01         $10.302
                                           ====                                  =======

The following tables segregate the outstanding options and exercisable options as of December 31, 2006, into three ranges:

                                                                      Weighted Average
Options Outstanding   Range of Option Prices per   Weighted Average    Life Remaining
   (in thousands)                Share              Exercise Price         (years)
-------------------   --------------------------   ----------------   ----------------
        164                 $5.75 to $8.20              $ 5.975            5.45
        243               $8.9375 to $12.175            $11.601            3.15
        121                $12.25 to $17.01             $13.570            2.85
        ---
        528
        ===

Options Exercisable   Range of Option Prices per   Weighted Average
   (in thousands)                Share             Exercise Price
-------------------   --------------------------   ----------------
        164                 $5.75 to $8.20              $ 5.975
        243               $8.9375 to $12.175            $11.601
        121                $12.25 to $17.01             $13.570
        ---
        528
        ===

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any cumulative effect of the change from this accounting principle will be recorded in the opening balance in retained earnings. The Company is evaluating the adoption of FIN 48 for the first quarter of fiscal 2007 and the potential impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC"), staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and requires the Company to quantify financial statement misstatements based on their impact on each of its consolidated financial statements and related disclosure. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earning as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this SAB did not have any impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects that SFAS 157 will have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - and amendment of FASB Statements No. 87, 88, 106 and 132R," ("SFAS 158"), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide for a defined benefit pension but does have supplemental retirement agreements with certain active and retired directors, officers and key employees. Adoption of SFAS 158 did not have an impact on the Company's financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.

NOTE 2. DISCONTINUED OPERATIONS

SL WABER, INC.

Effective August 27, 2001, the Company sold substantially all of the assets of SL Waber, Inc. ("SL Waber") and stock of Waber de Mexico S.A. de C.V. SL Waber was a producer of surge suppression devices and power strips. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. ("SLW Holdings"). The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.

ELEKTRO-METALL EXPORT GMBH

On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH ("EME"). EME was a producer of electronic actuation devices and cable harness systems sold to original equipment manufacturers in the aerospace and automotive industries. Its operations were located in Ingolstadt, Germany and Paks, Hungary. The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.

SL SURFACE TECHNOLOGIES, INC.

On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. ("SurfTech"). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and buildings on which SurfTech's operations were conducted. As a result of the sale, the Company recorded an after tax loss of $442,000, which included severance, closing costs and a required contribution to a union pension plan discussed more fully below. During the fourth quarter of 2006, the Company recorded a $4,000,000 reserve related to estimated environmental remediation liabilities associated with the past operations of SurfTech (See Note 12). The losses of this subsidiary including the reserve noted above in the amount of $2,480,000, net of tax, are included in the consolidated statements of income under discontinued operations for all periods presented.

SurfTech had made contributions, based on rates per hour, as specified in two union agreements, to two union-administered defined benefit multi-employer pension plans. Under the multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan's unfunded vested benefits liability. At December 31, 2006, the Company's liability related to withdrawal from this plan was approximately $475,000.

NOTE 3. INCOME TAXES

Income tax provision (benefit) for the fiscal years 2006, 2005 and 2004 is as follows:

                                         Years Ended December 31,
                                        -------------------------
                                          2006     2005     2004
                                        -------   ------   ------
                                              (in thousands)
Income tax from continuing operations   $ 3,396   $1,787   $1,316
Income tax (benefit) provision from
   discontinued operations               (1,986)    (295)     892
                                        -------   ------   ------
Total                                   $ 1,410   $1,492   $2,208
                                        =======   ======   ======

Income from continuing operations before provision for income taxes consists of the following:

                                         Years Ended December 31,
                                        -------------------------
                                          2006     2005     2004
                                        -------   ------   ------
                                             (in thousands)
U.S.                                    $10,241   $9,378   $7,504
Non-U.S.                                     15       29      113
                                        -------   ------   ------
                                        $10,256   $9,407   $7,617
                                        =======   ======   ======

The provision (benefit) for income taxes from continuing operations consists of the following:

                                        Years Ended December 31,
                                        ------------------------
                                         2006     2005     2004
                                        ------   ------   ------
                                             (in thousands)
Current:
   Federal                              $2,455   $1,276   $1,367
   International                           163      152      110
   State                                   212      121      (24)
Deferred:
   Federal                                 643       10       (5)
   International                          (251)      --       --
   State                                   174      228     (132)
                                        ------   ------   ------
                                        $3,396   $1,787   $1,316
                                        ======   ======   ======

The benefit for income taxes related to discontinued operations for 2006 was $1,986,000. The benefit for income taxes related to discontinued operations for 2005 was $295,000.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005 are as follows:

                                                                  December 31,
                                                               -----------------
                                                                 2006      2005
                                                               -------   -------
                                                                 (in thousands)
Deferred tax assets:
   Deferred compensation                                       $ 1,191   $ 1,683
   Inventory valuation                                             782       531
   Tax loss carryforward                                         4,712     1,871
   Foreign tax credit carryforward                               1,569     1,113
   R&D tax credit carryforward                                   1,811     2,707
   Other                                                           969     1,506
                                                               -------   -------
                                                                11,034     9,411
                                                               -------   -------
Less: valuation allowance                                       (3,967)   (3,650)
                                                               -------   -------
                                                                 7,067     5,761
                                                               -------   -------
Deferred tax liabilities:
   Accelerated depreciation and amortization                     1,426       954
                                                               -------   -------
                                                                 1,426       954
                                                               -------   -------
                                                                 5,641     4,807
                                                               -------   -------
Assets & Liabilities Related to Discontinued Operations, net     2,889     1,173
                                                               -------   -------
                                                               $ 8,530   $ 5,980
                                                               =======   =======

As of December 31, 2006 and December 31, 2005, the Company's gross foreign tax credits totaled approximately $1,569,000 and $1,113,000, respectively. These credits can be carried forward for ten years and expire between 2009 and 2016.

As of December 31, 2006 and December 31, 2005, the Company's research and development tax credits totaled approximately $1,811,000 and $2,707,000, respectively. Of these credits approximately $1,370,000 can be carried forward for fifteen years and expire between 2013 and 2020, while $441,000 will carry over indefinitely.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that the $8,530,000 of the net deferred tax assets as of December 31, 2006 will be realized. The Company has an allowance of $3,967,000 provided against the gross deferred tax asset with respect to research and development tax credits and state net operating loss carryforwards, which relates to discontinued operations. During the year, the Company acquired the net operating loss carryforwards of Ault in the amount of $3,215,000. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect these limitations to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

                                                              Years Ended December 31,
                                                              ------------------------
                                                                 2006   2005   2004
                                                                 ----   ----   ----
Statutory rate                                                    34%    34%    34%
Tax rate differential on extraterritorial income exclusion/
   domestic manufacturing deduction benefit                       (2)    (1)    (2)
International rate differences                                    (1)     2      1
State income taxes, net of federal income tax                      4      4      5
Foreign tax credits                                                1    (11)    (2)
Research and development credits                                  (5)    (5)   (17)
Other                                                              2     (4)    (2)
                                                                 ---    ---    ---
                                                                  33%    19%    17%
                                                                 ===    ===    ===

NOTE 4. RECEIVABLES

Receivables consist of the following:

                                                                       December 31,
                                                                     -----------------
                                                                       2006     2005
                                                                     --------  -------
                                                                      (in thousands)
Trade receivables                                                   $31,044   $16,638
Less: allowance for doubtful accounts                                  (830)     (569)
                                                                    -------   -------
                                                                     30,214    16,069
Recoverable income taxes                                                 --         2
Other                                                                   407       365
                                                                    -------   -------
                                                                    $30,621   $16,436
                                                                    =======   =======

NOTE 5. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many industries and geographic regions. The Company seeks to limit its exposure of credit risks in any single country or region. All financial investments inherently expose holders to market risks, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities.

NOTE 6. INVENTORIES

Inventories consist of the following:

                                          December 31,
                                       -----------------
                                         2006      2005
                                       -------   -------
                                         (in thousands)
Raw materials                          $15,307   $ 9,774
Work in process                          4,213     4,699
Finished goods                           4,442     1,926
                                       -------   -------
                                        23,962    16,399
Less: allowances                        (2,872)   (1,829)
                                       -------   -------
                                       $21,090   $14,570
                                       =======   =======

The above includes certain inventories which are valued using the LIFO method, which aggregated $4,697,000 and $4,746,000 as of December 31, 2006 and December 31, 2005, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2006 and December 31, 2005 was approximately $738,000 and $502,000, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           December 31,
                                       -------------------
                                         2006       2005
                                       --------   --------
                                         (in thousands)
Land                                   $  1,170   $  1,170
Buildings and leasehold improvements      9,127      6,956
Equipment and other property             25,738     18,585
                                       --------   --------
                                         36,035     26,711
Less: accumulated depreciation          (23,903)   (17,957)
                                       --------   --------
                                       $ 12,132   $  8,754
                                       ========   ========

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                        December 31, 2006                  December 31, 2005
                                --------------------------------   --------------------------------
                                 Gross     Accumulated     Net      Gross     Accumulated     Net
                                 Value    Amortization    Value     Value    Amortization    Value
                                -------   ------------   -------   -------   ------------   -------
                                                           (in thousands)
Goodwill                        $22,548      $   --      $22,548   $10,303       $ --       $10,303
                                -------      ------      -------   -------       ----       -------
Other intangible assets:
   Customer relationships         3,300          45        3,255        --         --            --
   Patents                        1,219         805          414       919        723           196
   Trademarks                     1,772          --        1,772       572         --           572
   Developed technology           1,700          30        1,670        --         --            --
   Licensing fees                   355          89          266       355         53           302
   Covenant-not-to-compete          100          15           85        --         --            --
   Other                             51          41           10        51         36            15
                                -------      ------      -------   -------       ----       -------
Total other intangible assets     8,497       1,025        7,472     1,897        812         1,085
                                -------      ------      -------   -------       ----       -------
                                $31,045      $1,025      $30,020   $12,200       $812       $11,388
                                =======      ======      =======   =======       ====       =======

The Company conducted its initial test for impairment of goodwill and other intangible assets in the second quarter of 2002. The Company allocated its adjusted goodwill balance to its reporting units and conducted the transitional impairment tests required by SFAS No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. No impairment charges were recorded as a result of the initial impairment test. There were no impairment charges related to goodwill and intangible assets recorded during 2006, 2005 and 2004.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $980,000 in 2007, $901,000 in 2008, $849,000 in each of 2009 and 2010 and $813,000 in 2011.

Amortization expense related to intangible assets for 2006, 2005 and 2004 was $213,000, $112,000 and $126,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately seven years.

NOTE 9. DEBT

Debt consists of the following:

                         December 31,
                        --------------
                          2006    2005
                        -------   ----
                        (in thousands)
Prime rate loan         $    --    $--
LIBOR rate loan          19,800     --
                        -------    ---
                         19,800     --
Less: current portion        --     --
                        -------    ---
Total long-term debt    $19,800    $--
                        =======    ===

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of December 31, 2006, the Company had an outstanding balance of $19,800,000 under the Revolving Credit Facility, which bore interest at 6.25%. As of December 31, 2005, the Company did not have any outstanding balances under the Revolving Credit Facility.

The weighted average interest rate on borrowings during 2006 and 2005 was 6.47% and 6.33%, respectively.

NOTE 10. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                                        December 31,
                                                      ---------------
                                                       2006     2005
                                                      ------   ------
                                                       (in thousands)
Taxes (other than income) and insurance               $  430   $  483
Commissions                                              892      451
Accrued litigation and legal fees                        476      558
Other professional fees                                  741      484
Environmental                                          1,455      293
Warranty                                               1,197      851
Deferred revenue                                         690       --
Other                                                  1,414      973
                                                      ------   ------
                                                      $7,295   $4,093
                                                      ======   ======

Included in the environmental accrual are estimates for all known costs believed to be probable for sites, which the Company currently operates or had operated at one time and that are explained more fully under Environmental (Note 12).

A summary of the Company's warranty reserve is as follows:

                                                       December 31,
                                                      --------------
                                                       2006     2005
                                                      ------   -----
                                                      (in thousands)
Liability, beginning of year                          $  851   $ 921
Acquired liability                                       181      --
Expense for new warranties issued                        455     434
Expense related to accrual revisions for prior year      187    (161)
Warranty claims paid                                    (477)   (343)
                                                      ------   -----
Liability, end of period                              $1,197   $ 851
                                                      ======   =====

NOTE 11. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintains five defined contribution pension plans covering all of its full-time, US employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined. All of the Company's subsidiaries, except RFL, provide contributions to their plans based on a percentage of employee contributions. Condor, SL-MTI, RFL and the corporate office also provide profit sharing contributions annually, based on plan year gross wages. Costs incurred under these plans during 2006, 2005 and 2004 amounted to approximately $960,000, $1,049,000 and $976,000, respectively.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $386,000, $422,000 and $358,000, for 2006, 2005 and 2004, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2006, the aggregate death benefit totaled $586,000, with the corresponding cash surrender value of all policies totaling $308,000.

As of December 31, 2006, certain agreements restrict the Company from utilizing cash surrender value of certain life insurance policies totaling approximately $308,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company nets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $20,000, $17,000 and $9,000 for 2006, 2005 and 2004, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

LEASES: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2011. The minimum rental commitments as of December 31, 2006 are as follows:

                             Operating   Capital
                             ---------   -------
                               (in thousands)
2007                           $1,907      $15
2008                              783       --
2009                              393       --
2010                              282       --
2011                              187       --
Thereafter                         --       --
                               ------      ---
Total minimum payments         $3,552      $15
                               ------      ---
Less: interest                              (3)
                                           ---
Total principal payable                    $12
                                           ===

For 2006, 2005 and 2004, rental expense applicable to continuing operations aggregated approximately $2,386,000, $1,456,000 and $1,393,000, respectively.

LETTERS OF CREDIT: As of December 31, 2006 and December 31, 2005, the Company was contingently liable for $620,000 and $634,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

LITIGATION: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company's business.

The Company, through its wholly-owned subsidiary SLW Holdings, Inc., has been a party to an arbitration proceeding brought by Niles Audio, Inc. SLW Holdings, Inc., formerly known as SL Waber, Inc., sold all of its assets in August 2001. Niles Audio, Inc. was a former customer of SLW Holdings. The parties are currently in discussions to settle this dispute. The Company believes that neither the results of arbitration nor the terms of a potential settlement, as the case may be, will have a material adverse impact on its consolidated financial position or results of operations of the Company.

On June 12, 2002, the Company and SurfTech (a wholly owned subsidiary, the operating assets of which were sold in November 2003), were served with a class action complaint by twelve individual plaintiffs (the "Complaint") filed in Superior Court of New Jersey for Camden County (the "Private Action"). The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).

The Private Action arises from similar factual circumstances as current environmental litigation and administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party. These actions are discussed below. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey.

In early 2006, the Superior Court dismissed the claims of eleven plaintiffs on statute of limitations grounds. The Superior Court is scheduled to hear arguments for the remaining plaintiff in April 2007.

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

ENVIRONMENTAL: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,188,000, of which $3,733,000 is included as other long-term liabilities. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto; however, at the present time such expenses or judgments are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These sites are the Company's properties located in Pennsauken, New Jersey (the "Pennsauken Site"), and in Camden, New Jersey (the "Camden Site"). With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the "NJDEP") served directives that would subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. In addition, in 2006 the United States Environmental Protection Agency (the "EPA") named the Company as a potential responsible party (a "PRP") in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The EPA has estimated that it will cost approximately $17.6 million to remediate the Puchack Wellfield. The Company believes the recent action by the EPA has effectively superseded the NJDEP directives.

Notwithstanding these assertions, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site contributed to the contamination of the Puchack Wellfield. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have contributed only a portion of the total contamination delineated at the Puchack Wellfield. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company's attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4 million ($2,480,000, net of tax), which has been reserved and recorded as part of discontinued operations in the fourth quarter of 2006.

The Company has reported a ground water contamination plume at the Camden Site. In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the Camden Site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.

The Company is investigating soil and ground water contamination on SL-MTI's property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $188,000, which has been accrued at December 31, 2006. These costs are recorded as a component of continuing operations.

The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of

$2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay a portion of environmental costs associated with the SurfTech Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $821,000 as payment of their contingent commitments through 2006. These payments have been recorded as income, net of tax, in discontinued operations.

As of December 31, 2006 and December 31, 2005, environmental accruals of $5,188,000 and $1,220,000, respectively, have been recorded by the Company.

EMPLOYMENT AGREEMENTS: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from three to 24 months of the employee's base salary as of the termination date, as defined. If a triggering event had taken place in 2006 and if these employees had been terminated during the year, the payments would have aggregated approximately $3,327,000 under such change-of-control agreements.

NOTE 13. CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

                    Years Ended December 31,
                    ------------------------
                      2006     2005    2004
                     ------   ------   ----
                         (in thousands)
Interest paid        $  604   $  489   $321
Income taxes paid    $1,671   $1,480   $407

NOTE 14. ACQUISITIONS

AULT INCORPORATED: On January 26, 2006, the Company, through a wholly owned subsidiary, acquired approximately 86.9% of the outstanding common stock of Ault Incorporated ("Ault") at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for an average price of $2.39 per share, which was recorded as investments available for sale at December 31, 2005. Immediately after acquiring the Ault shares, the Company's wholly owned subsidiary was merged with and into Ault. As a result, Ault became a wholly owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000, including interest, to acquire all of the outstanding shares of Ault's preferred stock and incurred additional acquisition related costs of $2,604,000 primarily related to legal and investment banking fees, due diligence expenses and the payment of certain pre-acquisition contingencies. The source of funds for the acquisition was a combination of the Company's available cash and borrowings of approximately $5,900,000 from the Revolving Credit Facility.

Ault is headquartered in Minneapolis, Minnesota, maintains an engineering and sales office in Norwood, Massachusetts and operates an engineering and sales office and manufacturing facilities in the People's Republic of China. Ault's operating results are reported in the segment SLPE (Note 15) from the date of acquisition.

The following table summarizes the estimated fair values of the net assets acquired. A third party appraiser was used to value certain tangible and intangible assets. The purchase price (in thousands) of the Ault acquisition was allocated as follows:

Accounts receivable, net                        $ 6,716
Inventory, net                                    3,871
Note receivable - short term                      1,125
Other current assets                                701
Deferred income taxes, net                        3,141
Plant and equipment, net                          2,449
Goodwill                                          3,999
Intangible assets                                 2,400
Note receivable - long term                         563
Other assets                                        111
Accounts payable                                 (6,895)
Accrued compensation                               (656)
Other current liabilities                          (331)
                                                -------
   Total purchase price, net of cash acquired   $17,194
Acquisition costs incurred in 2005               (1,034)
                                                -------
Acquisition costs for the twelve months
   ended December 31, 2006                      $16,160
                                                =======

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

MTE CORPORATION: On October 31, 2006, the Company completed the acquisition of MTE Corporation ("MTE") for $15,606,000, net of cash acquired. The acquisition was financed under the Revolving Credit Facility.

MTE maintains its headquarters and manufacturing in two leased facilities in Milwaukee, Wisconsin. It also manufactures subassemblies through a contract manufacturer in Juarez, Mexico. MTE's operating results are reported in the Power Electronics Group segment (Note 15) from the date of acquisition. MTE was a privately held company with its fiscal year ending October 31. For the twelve months ended October 31, 2006, MTE recorded net sales of $17,016,000 (unaudited) and income from operations of $1,815,000 (unaudited).

The following table summarizes the initial estimated fair value of the net assets acquired. A third party appraiser was used to value certain tangible and intangible assets. The purchase price (in thousands) of the MTE acquisition was allocated as follows:

Accounts receivable, net                        $ 2,768
Inventory, net                                    2,954
Other current assets                                 11
Deferred income taxes, net                       (1,663)
Plant and equipment, net                            156
Goodwill                                          8,245
Intangible assets                                 4,200
Accounts payable                                   (680)
Accrued compensation                               (304)
Other current liabilities                           (81)
                                                -------
   Total purchase price, net of cash acquired   $15,606
                                                =======

Of the $4,200,000 of intangible assets, $2,200,000 was allocated to customer relationships, $1,100,000 was allocated to developed technology and $900,000 to trademarks. The Company estimates the amortization period for the customer relationships and the developed technology to be eight years and six years, respectively. Trademarks are considered to have an indefinite life and are not amortized.

Upon closing an acquisition, the Company, with the assistance of a third party appraiser estimates the fair values of assets and liabilities acquired and consolidates the acquisition as quickly as possible. Given the time it takes to obtain all pertinent information to finalize the acquired firm's balance sheet, then to adjust the acquired firm's accounting policies, procedures, books and records to the Company's standards, it can take several quarters before the initial fair value estimates are finalized. We may adjust our initial estimates in subsequent periods.

The following unaudited pro forma financial information combines the consolidated statements of income as if the acquisition of MTE had occurred as of the beginning of the periods presented. The pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable. The pro forma adjustments contained in the table below include interest expense on the acquisition debt and the amortization of intangibles. All pro forma adjustments have been tax effected at the statutory rate.

                                                     Years Ended
                                                     December 31,
                                                 -------------------
                                                   2006       2005
                                                 --------   --------
                                                    (in thousands,
                                                   except per share
                                                       amounts)
                                                     (unaudited)
Net sales                                        $191,106   $140,548
Income from continuing operations before taxes     10,300      9,766
Income from continuing operations                   6,829      7,777
Basic net income per common share                $   1.21   $   1.40
Diluted net income per common share              $   1.17   $   1.36

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of MTE been consummated as of the beginning of the periods presented. Such information is not indicative of future operating results.

NOTE 15. INDUSTRY SEGMENTS

The Company currently operates under four business segments: SL Power Electronics Corp., the High Power Group, SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Following its acquisition, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into SL Power Electronics Corp. ("SLPE"). In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") this subsidiary is reported as one business segment. Following the acquisition of MTE, the Company combined MTE with its subsidiary, Teal Electronics Corp. ("Teal") into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS No. 131 and if the segments have similar characteristics in each of the following areas:

     -    nature of products and services

     -    nature of production process

     -    type or class of customer

     -    methods of distribution

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

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2006, 2005 and 2004. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

                                       Years Ended December 31,
                                    ------------------------------
                                      2006       2005       2004
                                    --------   --------   --------
                                            (in thousands)
NET SALES
Power Electronics Group:
   SLPE                             $ 87,949   $ 43,233   $ 41,457
   High Power Group                   39,993     32,777     30,265
                                    --------   --------   --------
      Total                          127,942     76,010     71,722
                                    --------   --------   --------
SL-MTI                                25,704     28,085     24,497
RFL                                   23,127     22,778     22,585
                                    --------   --------   --------
Consolidated                        $176,773   $126,873   $118,804
                                    ========   ========   ========

                                       Years Ended December 31,
                                    ------------------------------
                                      2006       2005       2004
                                    --------   --------   --------
                                            (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                             $ 6,316    $ 4,543    $ 3,789
   High Power Group                   5,836      4,911      4,635
                                    -------    -------    -------
      Total                          12,152      9,454      8,424
                                    -------    -------    -------
SL-MTI                                1,555      3,371      2,827
RFL                                   2,217      2,284      2,091
Other                                (4,871)    (4,911)    (5,033)
                                    -------    -------    -------
Income from operations               11,053     10,198      8,309
                                    -------    -------    -------
Amortization of deferred
   financing costs                      (88)      (485)      (447)
Interest income                          35        216        102
Interest expense                       (744)      (522)      (347)
                                    -------    -------    -------
Income from continuing operations
   before income taxes              $10,256    $ 9,407    $ 7,617
                                    =======    =======    =======

                                       December 31,
                                    ------------------
                                      2006       2005
                                    --------   -------
                                      (in thousands)
TOTAL ASSETS
Power Electronics Group:
   SLPE                             $ 41,809   $13,330
   High Power Group                   29,606    12,574
                                    --------   -------
      Total                           71,415    25,904
                                    --------   -------
SL-MTI                                12,035    12,495
RFL                                   16,271    15,825
Other                                  6,822    16,090
                                    --------   -------
Consolidated                        $106,543   $70,314
                                    ========   =======

                                       December 31,
                                    -----------------
                                      2006      2005
                                    -------   -------
                                      (in thousands)
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                             $ 6,298   $    --
   High Power Group                  18,197     5,822
                                    -------   -------
      Total                          24,495     5,822
                                    -------   -------
SL-MTI                                   10        15
RFL                                   5,515     5,551
                                    -------   -------
Consolidated                        $30,020   $11,388
                                    =======   =======

                                    Years Ended December 31,
                                    ------------------------
                                     2006     2005     2004
                                    ------   ------   ------
                                         (in thousands)
CAPITAL EXPENDITURES
Power Electronics Group:
   SLPE                             $2,207   $  606   $  542
   High Power Group                    113      156      189
                                    ------   ------   ------
      Total                          2,320      762      731
                                    ------   ------   ------
SL-MTI                                 307      515      476
RFL                                    428      627      410
Other                                   --       --       25
                                    ------   ------   ------
Consolidated                        $3,055   $1,904   $1,642
                                    ======   ======   ======

                                    Years Ended December 31,
                                    ------------------------
                                     2006     2005     2004
                                    ------   ------   ------
                                         (in thousands)
DEPRECIATION AND AMORTIZATION
Power Electronics Group:
   SLPE                             $1,268   $  706   $  978
   High Power Group                    309      298      291
                                    ------   ------   ------
      Total                          1,577    1,004    1,269
                                    ------   ------   ------
SL-MTI                                 382      355      289
RFL                                    610      577      532
Other                                   36       50       43
                                    ------   ------   ------
Consolidated                        $2,605   $1,986   $2,133
                                    ======   ======   ======

Financial information relating to the Company's segments by geographic area is as follows:

                       Years Ended December 31,
                    ------------------------------
                      2006       2005       2004
                    --------   --------   --------
                            (in thousands)
NET SALES (1)
   United States    $147,263   $109,941   $103,141
   Foreign            29,510     16,932     15,663
                    --------   --------   --------
   Consolidated     $176,773   $126,873   $118,804
                    ========   ========   ========
LONG-LIVED ASSETS
   United States    $ 39,399   $ 19,281   $ 18,637
   Foreign             2,753        861      1,384
                    --------   --------   --------
   Consolidated     $ 42,152   $ 20,142   $ 20,021
                    ========   ========   ========

(1)  Net sales are attributed to countries based on location of customer.

NOTE 16.  FOREIGN OPERATIONS

In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company has outsourced some of its products with a contract manufacturer located in Juarez, Mexico. With the acquisition of Ault, the Company obtained manufacturing facilities in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company's control, including political or economic instability and other uncertainties.

Generally, the Company's sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company's products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers' and competitors' currencies. Foreign net sales comprised 17%, 13% and 13% of net sales from continuing operations for 2006, 2005 and 2004, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2006, the Company had net assets of $485,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2005, the Company had net liabilities of $639,000 subject to fluctuations in the value of the Mexican peso. Fluctuations in the value of the foreign currencies were not significant in 2006. There can be no assurance that the value of the Mexican peso and Chinese yuan will continue to remain stable.

SLPE manufactures most of its products in Mexico and China. Teal has transferred a significant portion of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico. MTE utilizes a contract manufacturer in Juarez, Mexico. SLPE, the High Power Group and SL-MTI price and invoice their sales in U.S. dollars. The Mexican subsidiaries of SLPE, SL-MTI and Teal maintain their books and records in Mexican pesos. SLPE's subsidiaries in China maintain their books and records in Chinese yuan, however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be. For additional information related to financial information about foreign operations, see Note 15 above.

NOTE 17. RELATED PARTY TRANSACTIONS

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2006, 2005 and 2004 were $767,000, $954,000 and $1,156,000, respectively.
Accounts receivable due from RFL Communications at December 31, 2006 and December 31, 2005 were $43,000 and $168,000, respectively.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of the Chairman of the Board, Warren Lichtenstein and the Company's Vice Chairman, Glen Kassan (effective August 10, 2005, Messrs. Lichtenstein and Kassan relinquished their roles as Chief Executive Officer and President, respectively) and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $475,000 were expensed by the Company for SPL's services in 2006, 2005 and 2004 pursuant to the Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 and $40,000 were payable at December 31, 2006 and December 31, 2005, respectively. An additional payment of $250,000 was also awarded to SPL by the Compensation Committee on account of SPL's significant services in 2004.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              Three Months     Three Months      Three Months         Three Months
                                                  Ended           Ended              Ended               Ended
                                             March 31, 2006   June 30, 2006   September 30, 2006   December 31, 2006
                                             --------------   -------------   ------------------   -----------------
                                                              (in thousands, except per share data)
Net sales                                       $39,285          $43,114           $45,165              $49,209
Gross margin                                    $13,152          $14,111           $14,356              $15,029
Income from continuing operations
   before income taxes                          $ 1,802          $ 2,917           $ 2,609              $ 2,928
Net income (loss) (a)                           $ 1,121          $ 1,922           $ 1,658              ($1,148)
Diluted net income (loss) per common share      $  0.19          $  0.33           $  0.28               ($0.20)
(a)Includes (loss) from discontinued
   operations, net of tax                         ($112)           ($185)            ($148)             ($2,862)

                                              Three Months     Three Months      Three Months         Three Months
                                                  Ended           Ended              Ended               Ended
                                             March 31, 2005   June 30, 2005   September 30, 2005   December 31, 2005
                                             --------------   -------------   ------------------   -----------------
                                                              (in thousands, except per share data)
Net sales                                       $32,456          $31,259           $32,098              $31,060
Gross margin                                    $11,861          $11,429           $11,167              $10,640
Income from continuing operations
   before income taxes                          $ 2,566          $ 1,955           $ 2,931              $ 1,955
Net income (a)                                  $ 1,899          $ 1,127           $ 2,454              $ 1,667
Diluted net income per common share             $  0.34          $  0.20           $  0.42              $  0.29
(a) (Loss) from discontinued operations,
   net of tax                                      ($70)           ($231)             ($98)                ($74)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                              ---------------------------
                                Balance at    Charged to
                               Beginning of    Costs and     Charged to                  Balance at End
Description                       Period       Expenses    Other Accounts   Deductions      of Period
-----------                    ------------   ----------   --------------   ----------   --------------
                                                            (in thousands)
YEAR ENDED DECEMBER 31, 2006
Allowance for:
   Doubtful accounts               $569          $ 96           $853           $688           $830

YEAR ENDED DECEMBER 31, 2005
Allowance for:
   Doubtful accounts               $472          $ 86           $ 38           $ 27           $569

YEAR ENDED DECEMBER 31, 2004
Allowance for:
   Doubtful accounts               $365          $136           $  3           $ 32           $472