Form 10-Q
period 2007-03-31
SL INDUSTRIES INC
filed 2007-05-10
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4987

                               SL INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   NEW JERSEY                                    21-0682685
 (State or other jurisdiction of incorporation                (I.R.S. Employer
                 or organization)                            Identification No.)

520 FELLOWSHIP ROAD, SUITE A114, MT. LAUREL, NJ                     08054
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

     The number of shares of common stock outstanding as of May 4, 2007 was
                                   5,629,763.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Consolidated Balance Sheets
              March 31, 2007 (Unaudited) and December 31, 2006...........      1
           Consolidated Statements of Income and Comprehensive Income
              Three Months Ended March 31, 2007 and 2006 (Unaudited).....      2
           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2007 and 2006 (Unaudited).....      3
           Notes to Consolidated Financial Statements (Unaudited)........      4

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     17

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     28

Item 4. Controls and Procedures..........................................     28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................     29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......     29

Item 5. Other Information................................................     29

Item 6. Exhibits.........................................................     30

SIGNATURES...............................................................     31

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        2007           2006
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $         --   $    757,000
   Receivables, net                                   29,525,000     30,621,000
   Note receivable                                       563,000        563,000
   Inventories, net                                   21,614,000     21,090,000
   Prepaid expenses                                    1,627,000      1,576,000
   Deferred income taxes, net                          2,486,000      2,190,000
                                                    ------------   ------------
      Total current assets                            55,815,000     56,797,000
                                                    ------------   ------------

Property, plant and equipment, net                    11,533,000     12,132,000
Deferred income taxes, net                             6,372,000      6,340,000
Goodwill                                              21,709,000     22,548,000
Other intangible assets, net                           7,515,000      7,472,000
Other assets and deferred charges                      1,460,000      1,254,000
                                                    ------------   ------------
      Total assets                                  $104,404,000   $106,543,000
                                                    ============   ============

LIABILITIES
Current liabilities:
   Accounts payable                                 $ 14,809,000   $ 13,902,000
   Accrued income taxes                                1,404,000      1,347,000
   Accrued liabilities:
   Payroll and related costs                           5,808,000      6,742,000
   Other                                               7,257,000      7,295,000
                                                    ------------   ------------
      Total current liabilities                       29,278,000     29,286,000
                                                    ------------   ------------
Debt                                                  16,120,000     19,800,000
Deferred compensation and supplemental retirement
   benefits                                            2,861,000      2,884,000
Other liabilities                                      4,139,000      4,154,000
                                                    ------------   ------------
      Total liabilities                               52,398,000     56,124,000
                                                    ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized,
   6,000,000 shares; none issued                    $         --   $         --
Common stock, $0.20 par value; authorized,
   25,000,000 shares; issued, 8,298,000 shares         1,660,000      1,660,000
Capital in excess of par value                        41,295,000     40,889,000
Retained earnings                                     30,057,000     28,390,000
Accumulated other comprehensive (loss)                   (54,000)       (29,000)
Treasury stock at cost, 2,661,000 and 2,658,000
   shares, respectively                              (20,952,000)   (20,491,000)
                                                    ------------   ------------
      Total shareholders' equity                      52,006,000     50,419,000
                                                    ------------   ------------
      Total liabilities and shareholders' equity    $104,404,000   $106,543,000
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2007            2006
                                                    -----------     -----------
Net sales                                           $48,327,000     $39,285,000
Cost and expenses:
   Cost of products sold                             32,371,000      26,133,000
   Engineering and product development                3,195,000       3,079,000
   Selling, general and administrative                8,544,000       7,557,000
   Depreciation and amortization                        906,000         591,000
                                                    -----------     -----------
Total cost and expenses                              45,016,000      37,360,000
                                                    -----------     -----------
Income from operations                                3,311,000       1,925,000
Other income (expense):
   Amortization of deferred financing costs             (22,000)        (22,000)
   Interest income                                       17,000          28,000
   Interest expense                                    (323,000)       (129,000)
                                                    -----------     -----------
Income from continuing operations before income
   taxes                                              2,983,000       1,802,000
Income tax provision                                    945,000         569,000
                                                    -----------     -----------
Income from continuing operations                     2,038,000       1,233,000
(Loss) from discontinued operations (net of tax)       (371,000)       (112,000)
                                                    -----------     -----------
Net income                                          $ 1,667,000     $ 1,121,000
                                                    ===========     ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                $      0.36     $      0.22
   (Loss) from discontinued operations
      (net of tax)                                        (0.07)          (0.02)
                                                    -----------     -----------
   Net income                                       $      0.30 *   $      0.20
                                                    ===========     ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                $      0.35     $      0.21
   (Loss) from discontinued operations
      (net of tax)                                        (0.06)          (0.02)
                                                    -----------     -----------
   Net income                                       $      0.29     $      0.19
                                                    ===========     ===========
Shares used in computing basic net income (loss)
   per common share                                   5,641,000       5,608,000
Shares used in computing diluted net income
   (loss) per common share                            5,768,000       5,788,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2007            2006
                                                    -----------     -----------
Net income                                          $ 1,667,000     $ 1,121,000
Other comprehensive income (net of tax):
   Foreign currency translation                         (17,000)          6,000
   Investments available for sale                            --         (67,000)
                                                    -----------     -----------
Comprehensive income                                $ 1,650,000     $ 1,060,000
                                                    ===========     ===========

*    Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                         2007          2006
                                                     -----------   ------------
OPERATING ACTIVITIES
   Net income                                        $ 1,667,000   $  1,121,000
      Adjustment for losses from discontinued
         operations                                      371,000        112,000
                                                     -----------   ------------
   Income from continuing operations                   2,038,000      1,233,000
                                                     -----------   ------------
   Adjustments to reconcile income from continuing
      operations to net cash provided by (used in)
      operating activities:
      Depreciation                                       574,000        495,000
      Amortization                                       332,000         96,000
      Amortization of deferred financing costs            22,000         22,000
      Non-cash compensation (benefit) expense           (180,000)        64,000
      Stock-based compensation                                --         16,000
      Recovery (provisions) for losses on accounts
         receivable                                      (22,000)        10,000
      Deferred compensation and supplemental
         retirement benefits                             105,000        134,000
      Deferred compensation and supplemental
         retirement benefit payments                    (127,000)      (196,000)
      Deferred income taxes                               87,000        138,000
      Changes in operating assets and liabilities,
         excluding effects of business
         acquisition:
         Accounts receivable                           1,117,000       (448,000)
         Inventories                                    (524,000)    (1,825,000)
         Prepaid expenses                                (51,000)      (324,000)
         Other assets                                     18,000        (41,000)
         Accounts payable                                907,000       (443,000)
         Accrued liabilities                            (920,000)    (1,095,000)
         Accrued income taxes                            270,000        495,000
                                                     -----------   ------------
   Net cash provided by (used in) operating
      activities from continuing operations            3,646,000     (1,669,000)
   Net cash (used in) operating activities from
      discontinued operations                           (333,000)        (6,000)
                                                     -----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                          3,313,000     (1,675,000)
                                                     -----------   ------------
INVESTING ACTIVITIES
   Acquisition of a business, net of cash acquired            --    (15,951,000)
   Purchases of property, plant and equipment           (309,000)      (577,000)
                                                     -----------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                 (309,000)   (16,528,000)
                                                     -----------   ------------
FINANCING ACTIVITIES
   Proceeds from Revolving Credit Facility             4,290,000     16,063,000
   Payments of Revolving Credit Facility              (7,970,000)    (8,090,000)
   Proceeds from stock options exercised                  44,000        167,000
   Tax benefit from exercise of stock options             14,000         25,000
   Issuance of common stock options                           --         16,000
   Treasury stock (purchases) sales                     (114,000)        31,000
                                                     -----------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                         (3,736,000)     8,212,000
                                                     -----------   ------------
   Effect of exchange rate changes on cash               (25,000)         6,000
                                                     -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (757,000)    (9,985,000)
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         757,000      9,985,000
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $        --   $         --
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                       $   340,000   $     84,000
      Income taxes                                   $   443,000   $     61,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereon included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

2. RECEIVABLES

Receivables consist of the following:

                                        March 31,   December 31,
                                           2007         2006
                                        ---------   ------------
                                             (in thousands)
Trade receivables                        $29,675      $31,044
Less: allowance for doubtful accounts       (808)        (830)
                                         -------      -------
                                          28,867       30,214
Other                                        658          407
                                         -------      -------
                                         $29,525      $30,621
                                         =======      =======

3. INVENTORIES

Inventories consist of the following:

                                        March 31,   December 31,
                                           2007         2006
                                        ---------   ------------
                                             (in thousands)
Raw materials                            $14,793      $15,307
Work in process                            5,255        4,213
Finished goods                             4,532        4,442
                                         -------      -------
                                          24,580       23,962
Less allowances                           (2,966)      (2,872)
                                         -------      -------
                                         $21,614      $21,090
                                         =======      =======

4. INCOME PER SHARE

The Company has presented net income per common share pursuant to the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 128, "Earnings per Share." Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.

Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

                                        Three Months Ended March 31,
                         ---------------------------------------------------------
                                     2007                          2006
                         ---------------------------   ---------------------------
                                  (in thousands, except per share amounts)
                         ---------------------------------------------------------
                           Net             Per Share     Net             Per Share
                         Income   Shares     Amount    Income   Shares     Amount
                         ------   ------   ---------   ------   ------   ---------
Basic net income per
   common share          $1,667    5,641     $ 0.30    $1,121    5,608    $ 0.20
Effect of dilutive
   securities                --      127      (0.01)       --      180     (0.01)
                         ------    -----     ------    ------    -----    ------
Diluted net income per
   common share          $1,667    5,768     $ 0.29    $1,121    5,788    $ 0.19
                         ======    =====     ======    ======    =====    ======

For the three-month periods ended March 31, 2007 and March 31, 2006, 2,658 and 6,250 stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

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

The Company maintains two shareholder approved stock option plans: the Non-Employee Director Nonqualified Stock Option Plan (the "Director Plan") and the Long-Term Incentive Plan (the "1991 Incentive Plan"). Both plans have expired; however, stock options issued under each plan remain outstanding.

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

During 2005, the Company issued, to a newly retained executive, 25,000 incentive stock options in accordance with the rules and regulations of the Securities and Exchange Commission. At December 31, 2006, approximately 12,000 of these options were vested. These options were forfeited, unexercised, in March 2007.

For the three months ended March 31, 2007, the Company did not recognize any stock-based employee compensation expense under the provisions of the SFAS No. 123(R). For the three months ended March 31, 2006, the Company recognized stock-based employee compensation expense of $16,000, less a related income tax benefit of approximately $6,000 under the provisions of the SFAS No. 123(R). Under this standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. Also, the Company has recognized a benefit of approximately $180,000 and an expense of approximately $64,000 in the three-month periods ended March 31, 2007 and March 31, 2006, respectively, related to certain stock-based compensation arrangements.

The following table summarizes stock option activity for all plans:

                                        Outstanding    Weighted Average   Weighted Average   Aggregate Intrinsic
                                          Options       Exercise Price     Remaining Life           Value
                                      --------------   ----------------   ----------------   -------------------
                                      (in thousands)                                            (in thousands)
Outstanding as of December 31, 2006         528             $10.30              3.80
Granted                                      --                 --
Exercised                                    (5)            $ 8.60
Forfeited                                   (12)            $17.01
Expired                                      --                 --
                                            ---             ------              ----                ------
Outstanding as of March 31, 2007            511             $10.15              3.44                $2,473
                                            ===             ======              ====                ======
Exercisable as of March 31, 2007            511             $10.15              3.44                $2,473
                                            ===             ======              ====                ======

During the three month periods ended March 31, 2007 and March 31, 2006, the total intrinsic value of options exercised was $37,000 and $79,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $14,000 and $25,000, respectively. During the three months ended March 31, 2007, options to purchase approximately 5,000 shares of common stock with an aggregate exercise price of $44,000 were exercised by option holders. During the three months ended March 31, 2006, options to purchase approximately 16,000 shares of common stock with an aggregate exercise price of $167,000 were exercised by option holders.

There were no options granted during the three month periods ended March 31, 2007 and March 31, 2006.

5. INCOME TAX

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. Any cumulative effect of the change from this accounting principle is to be recorded in the opening balance in retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007, was $2,749,000, excluding interest and penalties. This amount includes $2,726,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate.

The Company is subject to federal and state income taxes in the United States, as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Company is currently under examination by United States and Chinese taxing authorities for years subsequent to 2003. The Company expects these examinations to be concluded and settled within the next twelve months. The Company has recorded unrecognized benefits of $402,000, $23,000 and $27,000 for federal, foreign and state taxes primarily related to expenses in those jurisdictions. It is reasonably possible that the resolution of these issues could result in payments of tax ranging from $23,000 to $452,000.

In adopting FIN 48, the Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. Previously, these items were classified as interest and income tax expense. The Company had accrued approximately $169,000 for the payment of interest and penalties at January 1, 2007. An additional $17,000 of additional accrued interest and penalties was accrued during the first quarter of 2007.

The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                            2007   2006
                                            ----   ----
Statutory rate                               34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings         --     (1)
Tax rate differential on domestic
   manufacturing deduction                   (1)    (1)
International rate differences               (1)     3
State income taxes, net of federal income
   tax benefit                                4      3
Research and development credits             (4)    (6)
Foreign tax credits                          --     --
Other                                        --     --
                                            ---    ---
                                             32%    32%
                                            ===    ===

During the quarter ended March 31, 2007, the Company recorded additional benefits from research and development tax credits of $105,000. As of March 31, 2007, the Company's gross research and development tax credit carryforwards totaled approximately $1,614,000. Of these credits, approximately $1,199,000 can be carried forward for fifteen years and will expire between 2013 and 2022, while $415,000 can be carried forward indefinitely.

As of March 31, 2007, the Company's gross foreign tax credits totaled approximately $1,346,000. These credits can be carried forward for ten years and will expire between 2009 and 2017.

6. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects that SFAS 157 will have on its financial position, results of operations or debt covenants.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position, results of operations or debt covenants.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                            March 31, 2007                          December 31, 2006
                                --------------------------------------   --------------------------------------
                                               Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                 (in thousands)
Goodwill                          $21,709        $    0       $21,709      $22,548        $    0       $22,548
                                  -------        ------       -------      -------        ------       -------
Other intangible assets:
   Customer relationships           3,700           171         3,529        3,300            45         3,255
   Patents                          1,219           835           384        1,219           805           414
   Trademarks                       1,672            --         1,672        1,772            --         1,772
   Developed technology             1,700           106         1,594        1,700            30         1,670
   Licensing fees                     355            98           257          355            89           266
   Covenant-not-to-compete            100            30            70          100            15            85
   Other                               51            42             9           51            41            10
                                  -------        ------       -------      -------        ------       -------
Total other intangible assets       8,797         1,282         7,515        8,497         1,025         7,472
                                  -------        ------       -------      -------        ------       -------
                                  $30,506        $1,282       $29,224      $31,045        $1,025       $30,020
                                  =======        ======       =======      =======        ======       =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2007 and March 31, 2006 was $257,000 and $28,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $1,030,000 in 2007, $951,000 in 2008, $898,000 in each of 2009 and 2010 and $863,000 in 2011. Intangible assets subject to amortization have a weighted average life of approximately seven years.

During the three months ended March 31, 2007, the Company reduced goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $657,000. The change in the carrying amount of goodwill (in thousands) for the quarter ended March 31, 2007 is as follows:

Balance as of December 31, 2006   $3,999
   Deferred tax assets              (657)
                                  ------
Balance as of March 31, 2007      $3,342
                                  ======

The Company reduced goodwill during the period due to a change in the estimated expected tax rate applied to the Company's deferred tax assets, primarily related to net operating losses, recorded at acquisition.

During the three months ended March 31, 2007, the Company reduced goodwill related to the acquisition of MTE Corporation ("MTE"), which was acquired on October 31, 2006, in the amount of $182,000. The change in the carrying amount of goodwill (in thousands) for the quarter ended March 31, 2007 is as follows:

Balance as of December 31, 2006   $8,245
   Intangible assets                (300)
   Deferred tax assets               118
   Acquisition costs                  --
                                  ------
Balance as of March 31, 2007      $8,063
                                  ======

Upon closing an acquisition, the Company, with the assistance of a third party appraiser estimates the fair values of assets and liabilities acquired and consolidates the acquisition as quickly as possible. The adjustments made during the three month period ended March 31, 2007 relate to revisions made to the initial fair values of intangible assets and the related deferred taxes recorded at acquisition. The adjustments were a decrease in the value of trademarks of $100,000, an increase in the value of customer relationships of $400,000 and a reduction of $118,000 to deferred taxes related to the above adjustments. The Company may further adjust its initial estimates in subsequent periods.

8. DEBT

Debt consists of the following:

                       March 31,   December 31,
                          2007         2006
                       ---------   ------------
                            (in thousands)
Prime rate loan         $ 1,820       $     0
LIBOR rate loan          14,300        19,800
                        -------       -------
                         16,120        19,800
Less current portion         --            --
                        -------       -------
Total long-term debt    $16,120       $19,800
                        =======       =======

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of March 31, 2007, the Company had outstanding balances under its Revolving Credit Facility of $1,820,000 at the Bank of America prime rate, which bore interest at 8.25%, and $14,300,000 at the LIBOR rate, which bore interest at 6.22%. As of December 31, 2006, the Company had an outstanding balance under the Revolving Credit Facility of $19,800,000 at the LIBOR rate, which bore interest at 6.25%.

9. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                                          March 31,   December 31,
                                             2007         2006
                                          ---------   ------------
                                               (in thousands)
Taxes (other than income) and insurance     $  136       $  430
Commissions                                    768          892
Litigation and legal fees                      655          476
Other professional fees                        574          741
Environmental                                1,452        1,455
Warranty                                     1,185        1,197
Deferred revenue                               640          690
Other                                        1,847        1,414
                                            ------       ------
                                            $7,257       $7,295
                                            ======       ======

A summary of the Company's warranty reserve is as follows:

                                                      Three Months Ended
                                                        March 31, 2007
                                                      ------------------
                                                        (in thousands)
Liability, beginning of year                                $1,197
Expense for new warranties issued                               54
Expense related to accrual revisions for prior year             12
Warranty claims                                                (78)
                                                            ------
Liability, end of period                                    $1,185
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

On June 12, 2002, the Company and SL Surface Technologies, Inc. ("SurfTech") (a wholly owned subsidiary, the operating assets of which were sold in November
2003), were served with a class action complaint by twelve individual plaintiffs (the "Complaint") filed in Superior Court of New Jersey for Camden County (the "Private Action"). The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).

The Private Action arises from similar factual circumstances as current environmental litigation and administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey. These actions are discussed below.

With respect to the Private Action, the Superior Court denied class certification in June 2006. In early 2007, the Superior Court dismissed the claims of eleven plaintiffs on statute of limitations grounds. The Superior Court is scheduled to hear arguments for the remaining plaintiff.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,185,000, of which $3,733,000 is included as other long-term liabilities. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses, judgments or offsets thereto, at the present time such expenses or judgments are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These sites are the Company's properties located in Pennsauken Township, New Jersey (the "Pennsauken Site"), and in Camden, New Jersey (the "Camden Site"). With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the "NJDEP") served directives that would subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. In addition, in 2006 the United States Environmental Protection Agency (the "EPA") named the Company as a potential responsible party (a "PRP") in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The EPA has estimated that it will cost approximately $17,600,000 to remediate the Puchack Wellfield. The Company believes the recent action by the EPA has effectively superseded the NJDEP directives.

Notwithstanding these assertions, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site contributed to the contamination of the Puchack Wellfield. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have contributed only a portion of the total contamination delineated at the Puchack Wellfield. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company's attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which has been reserved and recorded as part of discontinued operations in the fourth quarter of 2006.

The Company has reported a ground water contamination plume at the Camden Site. In March 2007, the Company submitted to the NJDEP a Preliminary Assessment Report/Remedial Investigation Report to address requests and directives of the NJDEP with respect to potential areas of concern for the Camden Site. This Report is currently under review. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.

The Company is investigating soil and ground water contamination at the facility of SL Montevideo Technology, Inc. ("SL-MTI") located in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $185,000, which has been accrued at March 31, 2007. These costs are recorded as a component of continuing operations.

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

As of March 31, 2007 and December 31, 2006, the Company recorded environmental accruals of $5,185,000 and $5,188,000, respectively.

11. SEGMENT INFORMATION

The Company currently operates under four business segments: SL Power Electronics Corp. ("SLPE"), the High Power Group, SL-MTI and RFL Electronics Inc. ("RFL"). Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into SLPE. In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") this subsidiary is reported as one business segment. Following the acquisition of MTE on October 31, 2006, the Company combined MTE with its subsidiary, Teal Electronics Corp. ("Teal"), into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS No. 131 and if the segments have similar characteristics in each of the following areas:

     -    nature of products and services

     -    nature of production process

     -    type or class of customer

     -    methods of distribution

SLPE produces a wide range of custom and standard internal and external power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to original equipment manufacturers ("OEMs") of medical equipment, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. Teal designs and manufactures custom power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three month periods ended March 31, 2007 and March 31, 2006 are as follows:

                           Three Months Ended
                                March 31,
                           ------------------
                             2007      2006*
                           -------   --------
                             (in thousands)
NET SALES
Power Electronics Group:
   SLPE                    $21,461   $18,241
   High Power Group         14,535     9,119
                           -------   -------
      Total                 35,996    27,360
                           -------   -------
SL-MTI                       6,813     6,590
RFL                          5,518     5,335
                           -------   -------
Consolidated               $48,327   $39,285
                           =======   =======

                           Three Months Ended
                                March 31,
                           ------------------
                             2007      2006*
                           -------   --------
                             (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                    $ 1,285    $   827
   High Power Group          2,199      1,617
                           -------    -------
      Total                  3,484      2,444
                           -------    -------
SL-MTI                         873        356
RFL                            406        349
Other                       (1,452)    (1,224)
                           -------    -------
Consolidated               $ 3,311    $ 1,925
                           =======    =======

* SLPE includes net sales and income from operations of Ault from the acquisition date, January 26, 2006 to March 31, 2006. The High Power Group does not include net sales and income from operations of MTE, since the acquisition was not completed until October 31, 2006.

                           March 31,   December 31,
                              2007         2006
                           ---------   ------------
                                (in thousands)
TOTAL ASSETS
Power Electronics Group:
   SLPE                     $ 39,975     $ 41,809
   High Power Group           30,474       29,606
                            --------     --------
      Total                 $ 70,449     $ 71,415
                            --------     --------
SL-MTI                        11,492       12,035
RFL                           16,612       16,271
Other                          5,851        6,822
                            --------     --------
Consolidated                $104,404     $106,543
                            ========     ========

                           March 31,   December 31,
                              2007         2006
                           ---------   ------------
                                (in thousands)
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                     $ 5,538       $ 6,298
   High Power Group          18,171        18,197
                            -------       -------
      Total                 $23,709       $24,495
                            -------       -------
SL-MTI                            9            10
RFL                           5,506         5,515
                            -------       -------
Consolidated                $29,224       $30,020
                            =======       =======

12. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintained two defined contribution pension plans covering all of its full-time, U.S. employees. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined, in each plan year. Both plans provide for contributions based on a percentage of employee contributions. The plan that covers employees of SLPE, Teal, SL-MTI and the corporate office also provides profit sharing contributions annually, based on plan year gross wages. Costs incurred under existing plans amounted to $248,000 during the three-month period ended March 31, 2007 and $234,000 for the three month period ended March 31,2006. During 2006, the Company maintained five separate plans, which were merged into one plan on January 2, 2007. On May 1, 2007, the plan covering employees of MTE was merged into the existing plan.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $96,000 and $109,000 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

13. RELATED PARTY TRANSACTIONS

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2007 and March 31, 2006 were $211,000 and $241,000, respectively. Accounts receivable due from RFL Communications at March 31, 2007 were $125,000.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by Warren Lichtenstein, the Chairman of the Board of the Company, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company's Vice Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $119,000 were expensed by the Company for SPL's services for each of the three month periods ended March 31, 2007 and March 31, 2006 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at March 31, 2007.

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

In the sections that follow, statements with respect to 2007 or the quarter ended 2007 refer to the three month period ending March 31, 2007. Statements with respect to 2006 or the quarter ended 2006 refer to the three month period ending March 31, 2006.

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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the product is shipped, with provisions established for estimated product returns and returns related to one business segment's stock scrap program with distributors. Upon shipment, the Company provides for the estimated cost that may be incurred for product warranties. Rebates and other sales incentives offered by the Company are recorded as a reduction of sales at the time of shipment. Revenue recognition is significant because net sales are a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows generally accepted guidelines in measuring revenue. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force ("EITF") "Revenue Arrangements with Multiple Deliverables" 00-21. However, certain judgments affect the application of its revenue policy. For a discussion of the Company's revenue recognition policies, see Note 1 in the Notes to Consolidated Financial Statements included in Part IV in the Company's Annual Report on Form 10-K. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

ACCOUNTING FOR INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption of FIN 48 will be recorded in the opening balance as retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 was $2,749,000 excluding interest and penalties. This amount includes $2,726,000 of unrecognized tax benefits, which, if ultimately recognized, will reduce the Company's effective tax rate.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of March 31, 2007 and December 31, 2006, the Company had recorded total valuation allowances of $2,832,000 and $2,157,000, respectively. Such valuation allowances were attributable to uncertainties related to the Company's ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards and foreign tax credits. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of March 31, 2007 and December 31, 2006 were $8,858,000 and $8,530,000, respectively, net of valuation allowances of $2,832,000 and $2,157,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the

Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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

GOODWILL

The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in the Company's consolidated balance sheets. As of March 31, 2007 and December 31, 2006, goodwill totaled $21,709,000 and $22,548,000, respectively, representing 21% of total assets.

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

The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no asset impairment changes for the periods presented.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants' fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During the fourth quarter of fiscal 2006, the Company recorded a $4,000,000 reserve in response to an EPA letter related to remediation of a designated Superfund Site. Additional information pertaining to environmental matters is found in the Notes to the Consolidated Financial Statements included in Part IV of the Company's Annual Report on Form 10-K.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company's Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

                              March 31,   December 31,
                                 2007         2006       $ Variance   % Variance
                              ---------   ------------   ----------   ----------
                                                (in thousands)
Cash and cash equivalents      $     0       $   757         ($757)     (100%)
Bank debt                      $16,120       $19,800       ($3,680)      (19%)
Working capital (less cash)    $26,537       $26,754         ($217)       (1%)
Shareholders' equity           $52,006       $50,419      $  1,587         3%

During the three-month period ended March 31, 2007, the net cash provided by continuing operations was $3,646,000, as compared to net cash used in continuing operations of $1,669,000 during the three-month period ended March 31, 2006. The primary sources of cash from operating activities for the three-month period ended March 31, 2007 were net income from continuing operations of $2,038,000 and net collections of receivables of $1,117,000. During the three-month period ended March 31, 2006, the net cash used in operating activities from continuing operations was $1,669,000. The primary uses of cash from operating activities for the three-month period ended March 31, 2006 were an increase in inventory of $1,825,000 and a reduction of accrued liabilities of $1,095,000. These uses of cash were partially offset by income from continuing operations of $1,233,000. All of the operating entities had increases in their levels of inventory. Condor's inventory level increased by $689,000, which was caused by an increase in current period bookings and a shift in existing orders. SL-MTI's inventory level increased by $510,000, primarily due to a customer deferral of a large order and, to a lesser extent, a customer redesign of a product. RFL's inventory increased as a result of a large international order that was shipped in April 2006. Teal's inventory increased by $212,000, primarily due to its relatively high backlog. The decrease in accrued liabilities is primarily due to the payment of legal and other professional fees related to the acquisition of Ault and the payment of the Company's executive and middle management bonuses before the end of March 2006.

During the three-month period ended March 31, 2007, net cash used in investing activities was $309,000. This use of cash in investing activities during the period was related to the purchase of machinery and equipment. During the three-month period ended March 31, 2006, net cash used in investing activities was $16,528,000. The primary uses of cash in investing activities during the period were related to the purchase of Ault on January 26, 2006 in the amount of $15,951,000, net of cash acquired, (cash in the amount of $1,034,000 was used in 2005. In addition, the Company purchased machinery and equipment in the amount of $577,000.

During the three-month period ended March 31, 2007, net cash used by financing activities was $3,736,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the amount of $7,970,000 offset by borrowings of $4,290,000. During the three-month period ended March 31, 2006, net cash provided by financing activities was $8,212,000. This source of cash was principally related to net proceeds from the Company's Revolving Credit Facility in the net amount of $7,973,000. Of this amount approximately $5,900,000 was used in the acquisition of Ault. Also, $167,000 was received as proceeds from the exercise of stock options.

The Company's current ratio was 1.91 to 1 at March 31, 2007 and 1.94 to 1 at December 31, 2006. Current assets decreased by $982,000 from December 31, 2006, while current liabilities decreased by $8,000 during the same period. The decrease in current assets is primarily due to a significant decrease in accounts receivable resulting from strong collections in the first quarter of 2007.

Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders' equity were 23.7% at March 31, 2007 and 28.2% at December 31, 2006. During the first three months of 2007, total debt decreased by $3,680,000.

Capital expenditures of $309,000 were made during the first three months of 2007. These expenditures primarily related to computer equipment and factory machinery and equipment.

Capital expenditures for the period represent a decrease of $268,000 from the comparable period in 2006.

The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company's operating segments recorded income from operations for the periods presented.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at March 31, 2007 for the periods indicated:

                              Less Than    1 to 3   4 to 5    After
                                1 Year     Years     Years   5 Years    Total
                              ---------   -------   ------   -------   -------
                                               (in thousands)
Operating Leases                $1,678    $ 2,298   $1,199     $388    $ 5,563
Debt                                --     16,120       --       --     16,120
Capital Leases                      --         --       --       --         --
Other Obligations                   56        189      147       70        462
                                ------    -------   ------     ----    -------
                                $1,734    $18,607   $1,346     $458    $22,145
                                ======    =======   ======     ====    =======

Other obligations include the Company's withdrawal liability to a union-administered defined benefit multi-employer pension plan to which SurfTech had made contributions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2006

The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2007 ("2007") and the quarter ended March 31, 2006 ("2006"). For 2007, Ault and MTE's sales and income from operations are included for the full three month period. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. For 2006, Ault's sales and income from operations are reflected from the date of acquisition, January 26, 2006. MTE's sales and income from operations are not reflected for 2006, as the acquisition was completed on October 31, 2006.

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             March 31,      March 31,    Same Quarter   Same Quarter
                               2007           2006         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
    SLPE                      $21,461        $18,241        $3,220           18%
    High Power Group           14,535          9,119         5,416           59%
                              -------        -------        ------          ---
       Total                   35,996         27,360         8,636           32%
                              -------        -------        ------          ---
SL-MTI                          6,813          6,590           223            3%
RFL                             5,518          5,335           183            3%
                              -------        -------        ------          ---
Total                         $48,327        $39,285        $9,042           23%
                              =======        =======        ======          ===

The table below shows the comparison of income from operations for 2007 and 2006:

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             March 31,      March 31,    Same Quarter   Same Quarter
                               2007           2006         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                 (in thousands)
Power Electronics Group:
   SLPE                       $ 1,285        $   827        $  458           55%
   High Power Group             2,199          1,617           582           36%
                              -------        -------        ------          ---
      Total                     3,484          2,444         1,040           43%
                              -------        -------        ------          ---
SL-MTI                            873            356           517          145%
RFL                               406            349            57           16%
Other                          (1,452)        (1,224)         (228)         (19%)
                              -------        -------        ------          ---
Total                         $ 3,311        $ 1,925        $1,386           72%
                              =======        =======        ======          ===

Consolidated net sales for 2007 increased by $9,042,000, or 23%, compared to the same period in 2006. Without the sales of MTE recorded in 2007, consolidated sales increased by $4,538,000, or 12%. All of the operating entities reported increases in sales and income from operations in 2007, compared to 2006.

The Company recorded income from operations of $3,311,000 for 2007, compared to income from operations of $1,925,000 for the corresponding period last year, an increase of $1,386,000, or 72%. Without MTE, the increase would be $875,000, or 45%.

Income from continuing operations was $2,038,000, or $0.35 per diluted share, in the first quarter of 2007, compared to $1,233,000, or $0.21 per diluted share, for the same period in 2006. Income from continuing operations was approximately 4% of sales in 2007, compared to 3% of sales in 2006.The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and the High Power Group (a combination of Teal and MTE) recorded a sales increase of $8,636,000, or 32%, when comparing the first quarter of 2007 to the first quarter of 2006.

Without the MTE acquisition, sales would have increased by $4,132,000, or 15%. Income from operations increased by $1,040,000, or 43%, due to increases at SLPE of $458,000 (which included the Ault product line for a full quarter in 2007), increased income from operations at Teal of $71,000 and income from operations from MTE of $511,000.

As a percentage of SLPE's revenue, income from operations was 6% in 2007, compared to 5% in 2006. The High Power Group recorded income from operations as a percentage of revenue of 15%, compared to 18% in 2006. This slight decline was the result of including MTE in 2007, which recorded income from operations as a percentage of sales equal to 11%. Teal experienced a sales increase of $912,000, or 10%, and an increase in income from operations of $71,000, or 4%, compared to prior year. Teal's sales increase was primarily due to increased demand from medical imaging equipment manufacturers. Teal's income from operations benefited by the sales increase, partially offset by increased cost of products sold. Operating cost remained relatively constant during 2007, compared to 2006.

SL-MTI's sales increased $223,000, or 3%, while income from operations increased by $517,000, or 145%, when comparing the first quarter of 2007 to the first quarter of 2006. The sales increase was driven by a $424,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers. The increase in income from operations is primarily due to two factors: (1) A 4% increase in gross margin due to higher volume, favorable product mix and greater manufacturing efficiencies. In 2006, MTI took several steps to reduce its direct labor costs, which positively impacted 2007 results. (2) A $205,000 decrease of engineering and product development costs due to fewer development programs and greater customer funded programs. SL-MTI experienced a 4% increase in selling, general and administrative expenses over the comparable periods.

RFL's sales increased by $183,000, or 3%, in the first quarter of 2007, compared to the first quarter of 2006. Income from operations increased by $57,000, or 16%, for the comparable periods. Sales of RFL's protection products increased by $680,000, or 30%, while sales of its carrier communications product line decreased by $461,000, or 16%, for the comparable periods. RFL's other product line decreased by $36,000. Domestic sales increased by $248,000, or 7%, while international sales decreased by $65,000, or 4%. The increase in income from operations is primarily related to increased sales, partially offset by a 5% increase in selling, general and administrative expenses. Cost of products sold remained relatively constant for the comparable periods.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold for the first quarter of 2007 and for the first quarter of 2006 was approximately 67%. Without the MTE operations, the comparable percentages remained the same. SLPE's cost of products sold percentage increased to 69% from 68%, primarily as a result of higher raw materials costs and freight costs. Teal's cost of products sold percentage increased by approximately 3%, primarily due to increased copper costs, unfavorable product mix, manufacturing inefficiencies and increased prototype volume. In 2007, SL-MTI experienced a 4% decrease in its cost of products sold, compared to the same period last year. This decrease is primarily related to favorable product mix and greater manufacturing efficiencies, as discussed above. RFL's cost of products sold, as a percentage of sales, remained relatively constant.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

Engineering and product development expenses were approximately 7% of net sales in 2007, compared to 8% in 2006. Engineering and product development expenses in 2007 increased by $116,000, or 4%. Without the MTE acquisition, engineering and product development expenses decreased $89,000, or 3%. This decrease was primarily attributable to a 29% decrease at SL-MTI, due to fewer ongoing development jobs and greater customer funded programs. RFL and Teal also experienced relatively minor decreases in 2007, compared to 2006. SLPE experienced an increase of $159,000, or 11%, partially due to the inclusion of the Ault product line for a full quarter in 2007, compared to 2006. MTE's engineering and product development expenses for the first quarter of 2007 were $205,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for 2007 and 2006 were 18% and 19%, respectively. These expenses increased by $987,000, or 13%, with MTE contributing $748,000 of the increase. Selling, general and administrative expenses, without MTE, increased by $239,000, or 3%, for the comparable periods. RFL recorded an increase of 5%, on increased sales of 3% and SL-MTI reported an increase of 4%, on increased sales of 3%. Corporate and Other expenses increased by $228,000, or 19%, primarily due to increased litigation fees, consulting cost for compliance reviews and tax advice, principally related to international tax issues and planning. These increases were partially offset by a decrease in non-cash charges of approximately $210,000 related to certain stock based compensation arrangements recorded in Corporate and Other. SLPE decreased selling, general and administrative expenses by 2%, on increased sales of 18%. Teal decreased selling, general and administrative expenses by 2%, on increased sales of 10%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased by $315,000, or 53%, primarily related to the amortization of intangibles of $127,000 and $102,000 related to the MTE and Ault acquisitions, respectively. Depreciation and amortization expense for each of 2007 and 2006 was approximately 2% of net sales.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the first quarter of 2007 and for the first quarter of 2006, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility.

INTEREST INCOME (EXPENSE)

Interest income for the first quarter of 2007 was $17,000, compared to $28,000 for the same period last year. Interest expense was $323,000 for the first quarter of 2007, compared to $129,000 for the first quarter of 2006. The increase in interest expense for 2007 is primarily related to increased debt levels to finance the acquisitions of Ault and MTE.

TAXES

The effective tax rate for continuing operations for the first quarter of 2007 and 2006 was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

DISCONTINUED OPERATIONS

For the first quarter of 2007 and for the first quarter of 2006, the Company recorded losses from discontinued operations, net of tax, of $371,000 and $112,000, respectively. These amounts represent legal and environmental charges related to discontinued operations.

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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in
Part I, Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, and provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS: During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 12 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company's common stock. Any repurchases pursuant to the Company's stock repurchase program would be made if and when management considers appropriate and in the open market or in negotiated transactions. For the three months ended March 31, 2007, the Company did not purchase any shares pursuant to the repurchase program. However, for the three month periods ended March 31, 2007 and March 31, 2006, the Company did purchase 60,189 and 6,200 shares, respectively, through its deferred compensation plans.

                                            Total Number        Maximum Number
                                             of Shares        of Shares That May
                  Total                  Purchased as Part    Yet Be Purchased
                Number of     Average       of Publicly         under Publicly
                  Shares    Price Paid    Announced Plans     Announced Plans or
Period          Purchased    per Share      or Programs          Programs (2)
------          ---------   ----------   -----------------   -------------------
January 2007    14,460(1)     $16.25             --                     --
February 2007   42,049(1)     $15.30             --                     --
March 2007       3,680(1)     $13.12             --                560,000
                ------        ------                               -------
Total           60,189        $15.40             --                560,000

1. The Company purchased these shares other than through a publicly announced plan or program.

2. The Company had a previously authorized repurchase plan, of which 48,024 shares have yet to be purchased.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company's external auditor, in the first three months of 2007, as approved by its Audit Committee. During the first three months of 2007, there were no non-audit services performed by Grant Thornton.

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

Date: May 10, 2007                      SL INDUSTRIES, INC.
                                        (Registrant)


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