Form 10-Q
period 2007-06-30
SL INDUSTRIES INC
filed 2007-08-13
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

   The number of shares of common stock outstanding as of August 3, 2007 was
                                   5,689,588.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Consolidated Balance Sheets
      June 30, 2007 (Unaudited) and December 31, 2006....................     1
   Consolidated Statements of Income and Comprehensive Income
      Three  Months Ended June 30, 2007 and 2006 (Unaudited)
      and Six Months Ended June 30, 2007 and 2006 (Unaudited)............     2
   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2007 and 2006 (Unaudited)................     3
   Notes to Consolidated Financial Statements (Unaudited)................     4

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................    19

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    35

Item 4. Controls and Procedures .........................................    35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......    36

Item 4. Submission of Matters to a Vote of Security Holders..............    36

Item 5. Other Information................................................    37

Item 6. Exhibits.........................................................    37

SIGNATURES...............................................................    38

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     December 31,
                                                                               2007           2006
                                                                           ------------   ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $         --   $    757,000
   Receivables, net                                                          32,362,000     30,621,000
   Note receivable                                                                   --        563,000
   Inventories, net                                                          22,646,000     21,090,000
   Prepaid expenses                                                           2,433,000      1,576,000
   Deferred income taxes, net                                                 2,420,000      2,190,000
                                                                           ------------   ------------
         Total current assets                                                59,861,000     56,797,000
                                                                           ------------   ------------
Property, plant and equipment, net                                           11,270,000     12,132,000
Deferred income taxes, net                                                    6,402,000      6,340,000
Goodwill                                                                     21,772,000     22,548,000
Other intangible assets, net                                                  7,255,000      7,472,000
Other assets and deferred charges                                             1,630,000      1,254,000
                                                                           ------------   ------------
         Total assets                                                      $108,190,000   $106,543,000
                                                                           ============   ============
LIABILITIES
Current liabilities:
   Debt, current portion                                                   $ 15,560,000   $         --
   Accounts payable                                                          15,423,000     13,902,000
   Accrued income taxes                                                         935,000      1,347,000
   Accrued liabilities:
      Payroll and related costs                                               6,964,000      6,742,000
      Other                                                                   7,088,000      7,295,000
                                                                           ------------   ------------
         Total current liabilities                                           45,970,000     29,286,000
                                                                           ------------   ------------
Debt, less current portion                                                           --     19,800,000
Deferred compensation and supplemental retirement benefits                    2,844,000      2,884,000
Other liabilities                                                             4,141,000      4,154,000
                                                                           ------------   ------------
         Total liabilities                                                   52,955,000     56,124,000
                                                                           ------------   ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued   $         --   $         --
Common stock, $0.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                   1,660,000      1,660,000
Capital in excess of par value                                               41,613,000     40,889,000
Retained earnings                                                            32,876,000     28,390,000
Accumulated other comprehensive income (loss)                                    36,000        (29,000)
Treasury stock at cost, 2,636,000 and 2,658,000 shares, respectively        (20,950,000)   (20,491,000)
                                                                           ------------   ------------
         Total shareholders' equity                                          55,235,000     50,419,000
                                                                           ------------   ------------
         Total liabilities and shareholders' equity                        $108,190,000   $106,543,000
                                                                           ------------   ------------

See accompanying notes to consolidated financial statements.

                              SL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                        -------------------------   --------------------------
                                                            2007          2006          2007           2006
                                                        -----------   -----------   ------------   -----------
Net sales                                               $52,730,000   $43,114,000   $101,057,000   $82,399,000
Cost and expenses:
   Cost of products sold                                 34,781,000    29,003,000     67,151,000    55,137,000
   Engineering and product development                    3,218,000     3,151,000      6,413,000     6,230,000
   Selling, general and administrative                    9,097,000     7,262,000     17,642,000    14,818,000
   Depreciation and amortization                            922,000       590,000      1,828,000     1,181,000
                                                        -----------   -----------   ------------   -----------
Total cost and expenses                                  48,018,000    40,006,000     93,034,000    77,366,000
                                                        -----------   -----------   ------------   -----------
Income from operations                                    4,712,000     3,108,000      8,023,000     5,033,000
Other income (expense):
   Amortization of deferred financing costs                 (22,000)      (22,000)       (44,000)      (44,000)
   Interest income                                            1,000         1,000         18,000        29,000
   Interest expense                                        (256,000)     (170,000)      (579,000)     (299,000)
                                                        -----------   -----------   ------------   -----------
Income from continuing operations before income taxes     4,435,000     2,917,000      7,418,000     4,719,000
Income tax provision                                      1,199,000       810,000      2,143,000     1,379,000
                                                        -----------   -----------   ------------   -----------
Income from continuing operations                         3,236,000     2,107,000      5,275,000     3,340,000
(Loss) from discontinued operations (net of tax)           (418,000)     (185,000)      (789,000)     (297,000)
                                                        -----------   -----------   ------------   -----------
Net income                                              $ 2,818,000   $ 1,922,000   $  4,486,000   $ 3,043,000
                                                        ===========   ===========   ============   ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                    $      0.57   $      0.37   $       0.94   $      0.59
   (Loss) from discontinued operations (net of tax)           (0.07)        (0.03)         (0.14)        (0.05)
                                                        -----------   -----------   ------------   -----------
   Net income                                           $      0.50   $      0.34   $       0.80   $      0.54
                                                        ===========   ===========   ============   ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations                    $      0.56   $      0.36   $       0.91   $      0.58
   (Loss) from discontinued operations (net of tax)           (0.07)        (0.03)         (0.14)        (0.05)
                                                        -----------   -----------   ------------   -----------
   Net income                                           $      0.49   $      0.33   $       0.78*  $      0.52*
                                                        ===========   ===========   ============   ===========
Shares used in computing basic net income (loss)
   per common share                                       5,638,000     5,631,000      5,639,000     5,620,000
Shares used in computing diluted net income (loss)
   per common share                                       5,801,000     5,824,000      5,786,000     5,807,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------     -----------------------
                                                           2007          2006           2007          2006
                                                         ----------    ----------     ----------   ----------
Net income                                               $2,818,000    $1,922,000     $4,486,000    $3,043,000
Other comprehensive income (net of tax):
   Foreign currency translation                             (22,000)       22,000        (47,000)       28,000
   Unrealized gain (loss) on securities                     112,000            --        112,000       (67,000)
                                                         ----------    ----------     ----------    ----------
Comprehensive income                                     $2,908,000    $1,944,000     $4,551,000    $3,004,000
                                                         ==========    ==========     ==========    ==========

*    Earnings per share does not total due to rounding.

 See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                              2007           2006
                                                                          ------------   ------------
OPERATING ACTIVITIES
   Net income                                                             $  4,486,000   $  3,043,000
      Adjustment for losses from discontinued operations                       789,000        297,000
                                                                          ------------   ------------
   Income from continuing operations                                         5,275,000      3,340,000
                                                                          ------------   ------------
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation                                                           1,150,000        988,000
      Amortization                                                             678,000        193,000
      Amortization of deferred financing costs                                  44,000         44,000
      Non-cash compensation expense                                            190,000         36,000
      Stock-based compensation                                                      --         33,000
      Provisions for losses on accounts receivable                             (18,000)      (113,000)
      Deferred compensation and supplemental retirement benefits               217,000        254,000
      Deferred compensation and supplemental retirement benefit payments      (255,000)    (1,097,000)
      Deferred income taxes                                                    447,000        435,000
      Loss on sale of equipment                                                 29,000          2,000
      Changes in operating assets and liabilities, excluding effects of business acquisition:
         Accounts and note receivable                                       (1,122,000)      (231,000)
         Inventories                                                        (1,557,000)    (3,034,000)
         Prepaid expenses                                                     (670,000)      (578,000)
         Other assets                                                           74,000        (46,000)
         Accounts payable                                                    1,521,000        (20,000)
         Accrued liabilities                                                  (444,000)       (43,000)
         Accrued income taxes                                                   38,000        804,000
                                                                          ------------   ------------
   Net cash provided by operating activities from continuing operations      5,597,000        967,000
   Net cash (used in) operating activities from discontinued operations     (1,244,000)      (377,000)
                                                                          ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,353,000        590,000
                                                                          ------------   ------------
INVESTING ACTIVITIES
   Acquisition of a business, net of cash acquired                             (65,000)   (16,133,000)
   Purchases of property, plant and equipment                               (1,022,000)    (1,650,000)
                                                                          ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                     (1,087,000)   (17,783,000)
                                                                          ------------   ------------
FINANCING ACTIVITIES
   Proceeds from Revolving Credit Facility                                  17,170,000     24,312,000
   Payments of Revolving Credit Facility                                   (21,410,000)   (17,490,000)
   Proceeds from stock options exercised                                       471,000        524,000
   Tax benefit from exercise of stock options                                   75,000        106,000
   Treasury stock (purchases) sales                                           (282,000)      (272,000)
                                                                          ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (3,976,000)     7,180,000
                                                                          ------------   ------------
   Effect of exchange rate changes on cash                                     (47,000)        28,000
                                                                          ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (757,000)    (9,985,000)
                                                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               757,000      9,985,000
                                                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $         --   $         --
                                                                          ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                            $    611,000   $    246,000
      Income taxes                                                        $  1,753,000   $    260,000

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

2. RECEIVABLES

Receivables consist of the following:

                                        June 30,   December 31,
                                          2007         2006
                                        --------   ------------
                                           (in thousands)
Trade receivables                       $32,804      $31,044
Less: allowance for doubtful accounts      (812)        (830)
                                        -------      -------
                                         31,992       30,214
Other                                       370          407
                                        -------      -------
                                        $32,362      $30,621
                                        =======      =======

3. INVENTORIES

Inventories consist of the following:

                                       June 30,   December 31,
                                         2007         2006
                                       --------   ------------
                                          (in thousands)
Raw materials                           $16,007      $15,307
Work in process                           4,926        4,213
Finished goods                            4,899        4,442
                                        -------      -------
                                         25,832       23,962
Less: allowances                         (3,186)      (2,872)
                                        -------      -------
                                        $22,646      $21,090
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

The table below sets forth the computation of basic and diluted net income per share:

                                     Three Months Ended June 30,
                         ---------------------------------------------------
                                   2007                       2006
                         ------------------------   ------------------------
                               (in thousands, except per share amounts)
                                             Per                        Per
                           Net              Share     Net              Share
                         Income   Shares   Amount   Income   Shares   Amount
                         ------   ------   ------   ------   ------   ------
Basic net income per
   common share          $2,818    5,638   $ 0.50   $1,922    5,631   $ 0.34
Effect of dilutive
   securities                --      163    (0.01)      --      193    (0.01)
                         ------    -----   ------   ------    -----   ------
Diluted net income per
   common share          $2,818    5,801   $ 0.49   $1,922    5,824   $ 0.33
                         ======    =====   ======   ======    =====   ======

                                      Six Months Ended June 30,
                         ---------------------------------------------------
                                   2007                       2006
                         ------------------------   ------------------------
                               (in thousands, except per share amounts)
                                             Per                        Per
                           Net              Share     Net              Share
                         Income   Shares   Amount   Income   Shares   Amount
                         ------   ------   ------   ------   ------   ------
Basic net income per
   common share          $4,486    5,639   $ 0.80   $3,043    5,620   $ 0.54
Effect of dilutive
   securities                --      147    (0.02)      --      187    (0.02)
                         ------    -----   ------   ------    -----   ------
Diluted net income per
   common share          $4,486    5,786   $ 0.78   $3,043    5,807   $ 0.52
                         ======    =====   ======   ======    =====   ======

For the six-month period ended June 30, 2007, no stock options were excluded from the dilutive computations because there were no option exercise prices greater than the average market price of the Company's common stock. For the six-month period ended June 30, 2006, 6,250 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

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

For the six months ended June 30, 2007, the Company did not recognize any stock-based employee compensation expense under the provisions of the SFAS No. 123(R). For the six months ended June 30, 2006, the Company recognized stock-based employee compensation expense of $33,000, less a related income tax benefit of approximately $13,000 under the provisions of the SFAS No. 123(R). Under this standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. Also, the Company has recognized an expense of approximately $369,000 and a benefit of approximately $28,000 in the three-month periods ended June 30, 2007 and June 30, 2006, respectively, and expenses of approximately $190,000 and $36,000 in the six-month periods ended June 30, 2007 and June 30, 2006, respectively, in compensation expense related to certain stock-based compensation arrangements.

The following table summarizes stock option activity for all plans:

                                                       Weighted    Weighted
                                                        Average    Average      Aggregate
                                        Outstanding    Exercise   Remaining     Intrinsic
                                          Options        Price       Life         Value
                                      --------------   --------   ---------   --------------
                                      (in thousands)                          (in thousands)
Outstanding as of December 31, 2006         528         $10.30       3.80
Granted                                      --             --
Exercised                                   (40)        $11.80
Forfeited                                   (12)        $17.01
Expired                                      --             --
                                           ----         ------       ----         ------
Outstanding as of June 30, 2007             476         $10.00       3.29         $3,558
                                           ====         ======       ====         ======
Exercisable as of June 30, 2007             476         $10.00       3.29         $3,558
                                           ====         ======       ====         ======

During the six month periods ended June 30, 2007 and June 30, 2006, the total intrinsic value of options exercised was $204,000 and $328,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $75,000 and $106,000, respectively. During the six months ended June 30, 2007, options to purchase approximately 40,000 shares of common stock with an aggregate exercise price of $471,000 were exercised by option holders. During the six months ended June 30, 2006, options to purchase approximately 53,000 shares of common stock with an aggregate exercise price of $524,000 were exercised by option holders.

There were no options granted during the six month periods ended June 30, 2007 and June 30, 2006.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. Any cumulative effect of the change from this accounting principle was to be recorded in the opening balance in retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of June 30, 2007 was $1,979,000, excluding interest and penalties. This represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company's effective tax rate.

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

The Company is currently under examination by United States and Chinese taxing authorities for years subsequent to 2003. The Company expects these examinations to be concluded and settled within the next twelve months. The Company has unrecognized benefits of $23,000 for foreign taxes primarily related to expenses. It is reasonably possible that the resolution of these issues could result in tax payments of approximately $23,000.

In adopting FIN 48, the Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. Previously, these items were classified as interest and income tax expense. At June 30, 2007, the Company has accrued approximately $169,000 for the payment of interest and penalties. Due to the recognition of previously unrecognized tax benefits during the second quarter, the Company reduced the amount of accrued interest and penalty by $38,000.

The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

                                             Six Months
                                               Ended
                                              June 30,
                                            -----------
                                            2007   2006
                                            ----   ----
Statutory rate                               34%    34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings         --     (1)
Tax rate differential on domestic
   manufacturing deduction                   (1)    (1)
International rate differences               --     (2)
State income taxes, net of federal income
   tax benefit                                3      3
FIN 48 liability                             (4)    --
Research and development credits             (2)    (4)
Foreign tax credits                          (1)    --
                                            ---    ---
                                             29%    29%
                                            ===    ===

During the quarter ended June 30, 2007, the Company recorded additional benefits from research and development tax credits of $476,000. As of June 30, 2007, the Company's gross research and development tax credit carryforwards totaled approximately $1,350,000. Of these credits, approximately $955,000 can be carried forward for fifteen years and will expire between 2013 and 2022, while $395,000 can be carried forward indefinitely.

As of June 30, 2007, the Company's gross foreign tax credits totaled approximately $1,492,000. These credits can be carried forward for ten years and will expire between 2009 and 2017.

6. RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects that SFAS 157 will have on the reporting of its financial position, results of operations or debt covenants.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on the reporting of its financial position, results of operations or debt covenants.

In June 2007, the FASB Emerging Issues Task Force ("EITF") published Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new Standard will have a material effect on the reporting of its financial position or results of operations.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                             June 30, 2007                          December 31, 2006
                                --------------------------------------   --------------------------------------
                                               Accumulated                              Accumulated
                                Gross Value   Amortization   Net Value   Gross Value   Amortization   Net Value
                                -----------   ------------   ---------   -----------   ------------   ---------
                                                                 (in thousands)
Goodwill                           $21,772       $    0       $21,772      $ 22,548       $    0       $22,548
                                   -------       ------       -------      --------       ------       -------
Other intangible assets:
   Customer relationships            3,700          300         3,400         3,300           45         3,255
   Patents                           1,219          865           354         1,219          805           414
   Trademarks                        1,672           --         1,672         1,772           --         1,772
   Developed technology              1,700          182         1,518         1,700           30         1,670
   Licensing fees                      355          106           249           355           89           266
   Covenant-not-to-compete             100           45            55           100           15            85
   Other                                51           44             7            51           41            10
                                   -------       ------       -------      --------       ------       -------
Total other intangible assets        8,797        1,542         7,255         8,497        1,025         7,472
                                   -------       ------       -------      --------       ------       -------
                                   $30,569       $1,542       $29,027      $ 31,045       $1,025       $30,020
                                   =======       ======       =======      ========       ======       =======

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees are amortized over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2007 and June 30, 2006 was $259,000 and $28,000, respectively. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2007 and June 30, 2006 was $516,000 and $55,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $1,030,000 in 2007, $951,000 in 2008, $898,000 in each of 2009 and 2010 and $863,000 in 2011. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment are as follows:

                                                                     Acquisition
                             Balance                                    Costs      Balance
                          December 31,   Deferred     Intangible       Purchase    June 30,
                             2006         Taxes         Assets       Adjustments     2007
                          ------------   --------   --------------   -----------   --------
                                                     (in thousands)
SLPE (Ault)                  $ 3,999       ($657)       $    0           ($2)       $ 3,340
High Power Group (MTE)         8,245         118          (300)           65          8,128
High Power Group (Teal)        5,055          --            --            --          5,055
RFL                            5,249          --            --            --          5,249
                             -------       -----        ------           ---        -------
Total                        $22,548       ($539)        ($300)          $63        $21,772
                             =======       =====        ======           ===        =======

During the six months ended June 30, 2007, the Company reduced goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $659,000. The change in the carrying amount of goodwill (in thousands) for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006   $3,999
   Deferred tax assets              (657)
   Acquisition costs                  (2)
                                  ------
Balance as of June 30, 2007       $3,340
                                  ======

The Company reduced goodwill during the period due to a change in the estimated expected tax rate applied to the Company's deferred tax assets, primarily related to net operating losses, recorded at acquisition.

During the six months ended June 30, 2007, the Company reduced goodwill related to the acquisition of MTE Corporation ("MTE") in the amount of $117,000. MTE was acquired on October 31, 2006. MTE is expected to broaden the product portfolio of the Power Electronics Group within the high power market. MTE has excellent brand reputation, stable customer base and provides immediate cross selling opportunities with Teal with no customer overlap. Also, MTE's engineering group would compliment Teal.

The change in the carrying amount of goodwill (in thousands) for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006   $8,245
   Intangible assets                (300)
   Deferred tax assets               118
   Acquisition costs                  65
                                  ------
Balance as of June 30, 2007       $8,128
                                  ======

Upon closing an acquisition, the Company estimates the fair values of assets and liabilities acquired and consolidates the acquisition as quickly as possible. The adjustments made during the six month period ended June 30, 2007 relate to revisions made to the initial fair values of intangible assets, the related deferred taxes recorded at acquisition and additional direct acquisition costs. The adjustments resulted in a decrease in the value of trademarks of $100,000, an increase in the value of customer relationships of $400,000, a reduction to deferred taxes of $118,000 (related to the above adjustments) and additional direct acquisition costs of $65,000. The Company may further adjust its initial estimates in subsequent periods.

8. DEBT

Debt consists of the following:

                       June 30,   December 31,
                         2007        2006
                       --------   ------------
                         (in thousands)
Prime rate loan        $  2,060      $     0
LIBOR rate loan          13,500       19,800
                       --------      -------
                         15,560       19,800
Less current portion    (15,560)          --
                       --------      -------
Total long-term debt   $      0      $19,800
                       ========      =======

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of June 30, 2007, the Company had outstanding balances under its Revolving Credit Facility of $2,060,000 at the Bank of America prime rate, which bore interest at 8.25%, and $13,500,000 at the LIBOR rate, which bore interest at 6.22%. The Revolving Credit Facility is currently classified as short-term, as it expires on June 30, 2008. The company expects to enter into a new facility with similar terms and conditions. As of December 31, 2006, the Company had an outstanding balance under the Revolving Credit Facility of $19,800,000 at the LIBOR rate, which bore interest at 6.25%.

9. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                            June 30,   December 31,
                              2007         2006
                            --------   ------------
                                 (in thousands)
Commissions                  $  838       $  892
Litigation and legal fees       596          476
Other professional fees         462          741
Environmental                 1,446        1,455
Warranty                      1,172        1,197
Deferred revenue                548          690
Other                         2,026        1,844
                             ------       ------
                             $7,088       $7,295
                             ======       ======

A summary of the Company's warranty reserve is as follows:

                                                      Six Months Ended
                                                        June 30, 2007
                                                      ----------------
                                                       (in thousands)
Liability, beginning of year                               $1,197
Expense for new warranties issued                             107
Expense related to accrual revisions for prior year            46
Warranty claims                                              (178)
                                                           ------
Liability, end of period                                   $1,172
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

With respect to the Private Action, the Superior Court denied class certification in June 2006. In early 2007, the Superior Court dismissed the claims of eleven plaintiffs on statute of limitations grounds. On July 31, 2007, the Superior Court dismissed the claim of the final plaintiff on statute of limitations grounds. The plaintiffs have 45 days following an entry of an order to appeal the Court's decision.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,179,000, of which $3,733,000 is included as other long-term liabilities as of June 30, 2007. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses, judgments or offsets thereto, at the present time such expenses or judgments are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These sites are the Company's properties located in Pennsauken Township, New Jersey (the "Pennsauken Site"), and in Camden, New Jersey (the "Camden Site"). With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the "NJDEP") served directives that would subject the Company to, among other things, $9,266,000 in collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The Company believes it has a significant defense against all or part of the directives based on technical data. Moreover, the Company believes the recent action by the EPA, discussed below, may have superseded the NJDEP directives.

In late August 2006, the United States Environmental Protection Agency (the "EPA") notified the Company that it was a potential responsible party (a "PRP"), jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

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

Following the issuance of its Record of Decision, in early November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit 1 identified in the EPA's Record of Decision. The Company advised the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA declined the Company's offer to prepare the remediation design for the Superfund Site, but encouraged it to submit probative evidence with respect to other PRPs.

Prior to its last communication, in May 2007, the EPA sent a letter to the Company demanding reimbursement of approximately $11,500,000 for past costs associated with the Superfund Site. The Company has requested documentation to support the EPA's claim.

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

The Company is investigating soil and ground water contamination at the facility of SL Montevideo Technology, Inc. ("SL-MTI") located in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the

Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $179,000, which has been accrued at June 30, 2007. These costs are recorded as a component of continuing operations.

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

As of June 30, 2007 and December 31, 2006, the Company recorded environmental accruals of $5,179,000 and $5,188,000, respectively.

11. SEGMENT INFORMATION

The Company currently operates under four business segments: SL Power Electronics Corp. ("SLPE"), the High Power Group, SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into SLPE. In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") this subsidiary is reported as one business segment. Following the acquisition of MTE on October 31, 2006, the Company combined MTE with its subsidiary, Teal Electronics Corp. ("Teal"), into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS No. 131 and if the segments have similar characteristics in each of the following areas:

     -    nature of products and services

     -    nature of production process

     -    type or class of customer

     -    methods of distribution

SLPE produces a wide range of custom and standard internal and external power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to original equipment manufacturers ("OEMs") of medical equipment, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, graphics and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations.

The unaudited comparative results for the three month and six month periods ended June 30, 2007 and June 30, 2006 are as follows:

                           Three Months Ended    Six Months Ended
                                June 30,             June 30,
                           ------------------   ------------------
                              2007     2006*      2007      2006*
                            -------   -------   --------   -------
                                        (in thousands)
NET SALES
Power Electronics Group:
   SLPE                     $25,794   $22,921   $ 47,255   $41,162
   High Power Group          14,287     8,674     28,822    17,792
                            -------   -------   --------   -------
      Total                  40,081    31,595     76,077    58,954
                            -------   -------   --------   -------
SL-MTI                        7,252     6,098     14,065    12,688
RFL                           5,397     5,421     10,915    10,757
                            -------   -------   --------   -------
Consolidated                $52,730   $43,114   $101,057   $82,399
                            =======   =======   ========   =======

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                           ------------------   -------------------
                              2007     2006*      2007     2006*
                            -------   -------   -------   -------
                                        (in thousands)
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                     $ 2,907   $ 2,516   $ 4,192   $ 3,343
   High Power Group           1,593     1,218     3,791     2,835
                            -------   -------   -------   -------
      Total                   4,500     3,734     7,983     6,178
                            -------   -------   -------   -------
SL-MTI                          828       145     1,701       501
RFL                             443       360       849       710
Other                        (1,059)   (1,131)   (2,510)   (2,356)
                            -------   -------   -------   -------
Consolidated                $ 4,712   $ 3,108   $ 8,023   $ 5,033
                            =======   =======   =======   =======

* SLPE includes net sales and income from operations of Ault from the acquisition date, January 26, 2006 to June 30, 2006. The High Power Group does not include net sales and income from operations of MTE, for the three and six month periods ended June 30, 2006, since the acquisition was not completed until October 31, 2006.

                           June 30,   December 31,
                             2007         2006
                           --------   ------------
                              (in thousands)
TOTAL ASSETS
Power Electronics Group:
   SLPE                    $ 42,432     $ 41,809
   High Power Group          31,444       29,606
                           --------     --------
      Total                $ 73,876     $ 71,415
                           --------     --------
SL-MTI                       12,421       12,035
RFL                          16,101       16,271
Other                         5,792        6,822
                           --------     --------
Consolidated               $108,190     $106,543
                           ========     ========

                           June 30,   December 31,
                             2007         2006
                           --------   ------------
                              (in thousands)
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                    $ 5,431      $ 6,298
   High Power Group         18,091       18,197
                           -------      -------
      Total                $23,522      $24,495
                           -------      -------
SL-MTI                           7           10
RFL                          5,498        5,515
                           -------      -------
Consolidated               $29,027      $30,020
                           =======      =======

12. RETIREMENT PLANS AND DEFERRED COMPENSATION

The Company maintained two defined contribution pension plans covering all of its full-time, U.S. employees during the quarter ended June 30, 2007. The Company's contributions to these plans are based on a percentage of employee contributions and/or plan year gross wages, as defined, in each plan year. Both plans provide for contributions based on a percentage of employee contributions. The plan that covers employees of SLPE, Teal, SL-MTI, RFL and the corporate office also provides profit sharing contributions annually, based on plan year gross wages. On May 1, 2007, the plan covering employees of MTE was merged into the existing plan. Costs incurred under existing plans amounted to $586,000 during the six-month period ended June 30, 2007 and $461,000 for the six-month period ended June 30, 2006. During 2006, the Company maintained five separate plans, four of which were merged into one plan on January 2, 2007.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $193,000 and $208,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

13. RELATED PARTY TRANSACTIONS

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2007 and June 30, 2006 were $499,000 and $430,000, respectively. Accounts receivable due from RFL Communications at June 30, 2007 were $251,000.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by Warren Lichtenstein, the Chairman of the Board of the Company, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company's Vice Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $237,000 were expensed by the Company for SPL's services for each of the six-month periods ended June 30, 2007 and June 30, 2006 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetics and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. With the acquisition of Ault on January 26, 2006, the Company added manufacturing, engineering and sales capability in the People's Republic of China. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104 and in certain circumstances in accordance with the guidance provided by the EITF "Revenue Arrangements with Multiple Deliverables" 00-21. The major portion of revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the six month periods ended June 30, 2007 and June 30, 2006. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value. SLPE has two sales programs with distributors in which credits are given with no cash paid to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows distributors to sell a product out of their inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor's eligible inventory. The eligible distributor inventory is reviewed at least quarterly. These distributor programs affected consolidated gross revenue for the six months ended June 30, 2007 by less than one percent.

Certain judgments affect the application of the Company's revenue policy, as mentioned above. Revenue recognition is significant because net revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount. The Company's allowance for doubtful accounts represented 2.5% and 2.7% of gross trade receivables at June 30, 2007 and December 31, 2006, respectively.

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

ACCOUNTING FOR INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption of FIN 48 was to be recorded in the opening balance as retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 was $1,979,000, excluding interest and penalties. This represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company's effective tax rate.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of June 30, 2007 and December 31, 2006, the Company had recorded total valuation allowances of $2,832,000 and $2,157,000, respectively. Such valuation allowances were attributable to uncertainties related to the Company's ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards and foreign tax credits. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of June 30, 2007 and December 31, 2006 were $8,822,000 and $8,530,000, respectively, net of valuation allowances of $2,832,000 and $2,157,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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

GOODWILL

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges in either of the six month periods ended June 30, 2007 and June 30, 2006. As of June 30, 2007 and December 31, 2006, goodwill totaled $21,772,000 (representing 20% of total assets) and $22,548,000 (representing 21% of total assets), respectively. For the six month period ended June 30, 2007 and fiscal year ended December 31, 2006, there were four reporting units identified for impairment testing. Those units are Ault, MTE, Teal and RFL.

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

LIQUIDITY AND CAPITAL RESOURCES

                              June 30,   December 31,
                                2007         2006       $ Variance   % Variance
                              --------   ------------   ----------   ----------
                                                (in thousands)
Cash and cash equivalents      $     0     $   757          ($757)     (100%)
Bank debt                      $15,560     $19,800        ($4,240)      (21%)
Working capital (less cash)    $13,891     $26,754       ($12,863)      (48%)
Shareholders' equity           $55,235     $50,419      $   4,816        10%

During the six-month period ended June 30, 2007, net cash provided by continuing operations was $5,597,000, as compared to net cash provided by continuing operations of $967,000 during the six-month period ended June 30, 2006. The primary sources of cash from operating activities for the six-month period ended June 30, 2007 were income from continuing operations of $5,275,000 and an increase in accounts payable of $1,521,000. These increases in cash were partially offset by increases in inventory of $1,557,000 and an increase in accounts receivable of $1,122,000. SLPE experienced an increase in inventory of $1,902,000 during the period. Work-in-process and finished goods inventories at SLPE increased as a result of higher sales volume and an increase in backlog of $1,385,000 from year-end. All other operating entities inventory either decreased or remained relatively stable from year-end levels. The increase in accounts receivable is primarily related to Teal, which experienced an increase of $1,289,000. To a lesser extent, SL-MTI and MTE reported increased accounts receivable due to higher sales volume in the second quarter of 2007, compared to year-end levels. Two of Teal's larger customers no longer accept discounts and are paying on terms. The increases noted above were partially offset by a decrease noted at SLPE due to improved collections in 2007, compared to year-end levels. RFL also experienced a decrease in accounts receivable primarily due to decreased sales to international customers, who typically have longer payment terms.

The primary sources of cash from operating activities for the six-month period ended June 30, 2006 were income from continuing operations of $3,340,000 and increases in accrued income taxes of $804,000. These sources of cash were partially offset by increases in inventory of $3,034,000. All entities reported increased inventories over the first six months of 2006.

During the six-month period ended June 30, 2007, net cash used in investing activities was $1,087,000. This use of cash in investing activities was primarily related to the purchase of machinery and equipment. During the six-month period ended June 30, 2006, net cash used in investing activities was $17,783,000. The primary use of cash in investing activities for the first six months of 2006 were related to the purchase of Ault on January 26, 2006 in the amount of $16,133,000, net of cash acquired, (cash in the amount of $1,034,000 was used in 2005). In addition, the Company purchased machinery and equipment in the amount of $1,650,000.

During the six-month period ended June 30, 2007, net cash used in financing activities was $3,976,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the net amount of $4,240,000. During the six-month period ended June 30, 2006, net cash provided by financing activities was $7,180,000. This source of cash was principally related to proceeds from the Company's Revolving Credit Facility in the net amount of $6,822,000. Of this amount, approximately $5,900,000 was used in the acquisition of Ault. Also, $524,000 was received as proceeds from the exercise of stock options.

The Company's current ratio was 1.30 to 1 at June 30, 2007 and 1.94 to 1 at December 31, 2006. Current assets increased by $3,064,000 from December 31, 2006, while current liabilities increased by $16,684,000 during the same period. The increase in current assets is primarily due to a significant increase in accounts receivable and inventories resulting from strong sales in the first six months of 2007. The increase in current liabilities is due to the reclassification of bank debt under the Revolving Credit Facility, which expires on June 30, 2008.

Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders' equity were 22.0% at June 30, 2007 and 28.2% at December 31, 2006. During the first six months of 2007, total debt decreased by $4,240,000.

Capital expenditures of $1,022,000 were made during the first six months of 2007. These expenditures are primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a decrease of $628,000 from the comparable period in 2006.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at June 30, 2007 for the periods indicated:

                    Less Than   1 to 3   4 to 5    After
                      1 Year     Years    Years   5 Years    Total
                    ---------   ------   ------   -------   -------
                                     (in thousands)
Operating Leases     $ 1,580    $1,850   $1,187     $259    $ 4,876
Debt                  15,560        --       --       --     15,560
Capital Leases             8        17       --       --         25
Other Obligations         56       192      150       50        448
                     -------    ------   ------     ----    -------
                     $17,204    $2,059   $1,337     $309    $20,909
                     =======    ======   ======     ====    =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

The tables below show the comparisons of net sales and income from operations for the three months ended June 30, 2007 ("the second quarter 2007") and the three months ended June 30, 2006 ("the second quarter 2006"). For the second quarter 2007, sales and income from operations of Ault and MTE are included for the full period. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. Sales and income from operations of Ault are reflected for the second quarter 2006. Sales and income from operations of MTE are not reflected in the second quarter 2006. MTE was acquired on October 31, 2006.

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             June 30,       June 30,     Same Quarter   Same Quarter
                               2007           2006         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                    (in thousands)
Power Electronics Group:
   SLPE                       $25,794        $22,921       $ 2,873           13%
   High Power Group            14,287          8,674         5,613           65%
                              -------        -------       -------           --
      Total                    40,081         31,595         8,486           27%
                              -------        -------       -------           --
SL-MTI                          7,252          6,098         1,154           19%
RFL                             5,397          5,421           (24)          n/m
                              -------        -------       -------           --
Total                         $52,730        $43,114       $ 9,616           22%
                              =======        =======       =======           ==

The table below shows the comparison of income from operations for 2007 and 2006:

                           Three Months   Three Months    $ Variance     % Variance
                               Ended          Ended          Over           Over
                             June 30,       June 30,     Same Quarter   Same Quarter
                               2007           2006         Last Year      Last Year
                           ------------   ------------   ------------   ------------
                                                    (in thousands)
Power Electronics Group:
   SLPE                      $ 2,907        $ 2,516         $  391           16%
   High Power Group            1,593          1,218            375           31%
                             -------        -------         ------          ---
      Total                    4,500          3,734            766           21%
                             -------        -------         ------          ---
SL-MTI                           828            145            683          471%
RFL                              443            360             83           23%
Other                         (1,059)        (1,131)            72            6%
                             -------        -------         ------          ---
Total                        $ 4,712        $ 3,108         $1,604           52%
                             =======        =======         ======          ===

Consolidated net sales for the second quarter 2007 increased by $9,616,000, or 22%, compared to the same period in 2006. Without the sales of MTE recorded in the second quarter 2007, consolidated sales increased by $4,556,000, or 11%. All of the operating entities, except RFL, reported increases in sales for the comparable periods. All of the operating entities reported increases in income from operations for the comparable periods.

The Company recorded income from operations of $4,712,000 for the second quarter 2007, compared to income from operations of $3,108,000 for the corresponding period last year, an increase of $1,604,000, or 52%. Without MTE, the increase would be $922,000, or 30%.

In the second quarter 2007, income from continuing operations was $3,236,000, or $0.56 per diluted share, compared to $2,107,000, or $0.36 per diluted share, for the second quarter 2006. Income from continuing operations was approximately 6% of sales for the second quarter 2007, compared to 5% of sales for the same period last year. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and the High Power Group (a combination of Teal and MTE) recorded a sales increase of $8,486,000, or 27%, when comparing the second quarter 2007 to the same period last year. Without the MTE acquisition, sales would have increased by $3,426,000, or 11%. Income from operations increased by $766,000, or 21%, primarily due to an increase at SLPE of $391,000. MTE recorded income from operations of $682,000.

As a percentage of SLPE's revenue, income from operations was 11% in each of the second quarters of 2007 and 2006. In the second quarter 2007, the High Power Group recorded income from operations, as a percentage of revenue, of 11%, compared to 14% in the second quarter 2006. This decline was primarily related to Teal, which experienced a sales increase of $553,000, or 6%, but a decrease of income from operations by $307,000, or 25%. Teal's sales increase was primarily due to increased demand from medical imaging equipment manufacturers and, to a lesser extent, semiconductor manufacturers. Improved results from Teal's sales increase, were offset by a 4% increase to cost of products sold, compared to the same period last year. Also, Teal's selling general and administrative costs increased by $113,000, or 13%, primarily due to increased stock-based compensation expense and recruiting and training costs related to the

Company's lean manufacturing programs. The second quarter 2007 included MTE, which recorded income from operations, as a percentage of sales, equal to 14%.

For the second quarter 2007, SL-MTI's sales increased $1,154,000, or 19%, while income from operations increased by $683,000, or 471%, compared to the same period last year. The sales increase was driven by a $1,399,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers. The increase in income from operations is primarily due to two factors: (1) a 6% increase in gross margin due to higher volume, favorable product mix and greater manufacturing efficiencies, and (2) an $87,000 decrease in engineering and product development costs, compared to the unusually large product development expenses incurred in the prior year. In 2006, MTI took several steps to reduce its direct labor costs, which positively impacted 2007 results. SL-MTI experienced a $138,000 increase in selling, general and administrative expenses over the comparable periods, due primarily to increased volume.

For the second quarter 2007, RFL's sales were relatively the same compared to the same period in 2006. Income from operations increased by $83,000, or 23%, for the comparable periods. Sales of RFL's protection products increased by $111,000, or 5%, while sales of its carrier communications product line decreased by $149,000, or 5%, for the comparable periods. RFL's other product line increased by $14,000. Domestic sales increased by $908,000, or 26%, while international sales decreased by $932,000, or 48%. The increase in income from operations is primarily related to increased margins, partially offset by a 6% increase in selling, general and administrative expenses.

COST OF PRODUCTS SOLD

As a percentage of net sales for the second quarter 2007, cost of products sold was 66%, compared to 67% in the second quarter 2006. Without MTE, the comparable percentages remained the same. SLPE's cost of products sold percentage increased slightly, primarily as a result of higher raw materials costs and freight costs. Teal's cost of products sold percentage increased by approximately 4%, primarily due to unfavorable product mix, increased raw material costs (copper and steel) and manufacturing inefficiencies caused by the transfer of production of several products to a new manufacturing facility in Tecate, Mexico. In the second quarter 2007, SL-MTI experienced a 6% decrease in its cost of products sold, compared to the same period last year. This decrease is primarily related to higher volume, favorable product mix and greater manufacturing efficiencies, as discussed above. RFL's cost of products sold, as a percentage of sales, decreased by approximately 3% due to a favorable product mix and a higher proportion of domestic sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the second quarter 2007, engineering and product development expenses were approximately 6% of net sales, compared to 7% for the second quarter 2006. Engineering and product development expenses increased by $67,000, or 2%. Without MTE, engineering and product development expenses decreased $162,000, or 5%. This decrease was primarily attributable to a 13% decrease at SL-MTI, when compared to unusually large product development expenses incurred in the prior year. SLPE experienced a decrease of approximately 5%, due to lower consulting and agency fees incurred in the second quarter 2007, compared to the second quarter 2006. RFL and Teal experienced relatively minor changes in the comparable periods. MTE's engineering and product development expenses for the second quarter 2007 were $229,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter 2007 and for the second quarter 2006 were approximately 17%. These expenses increased by $1,835,000, or 25%, with MTE contributing $740,000 of the increase. Selling, general and administrative expenses, without MTE, increased by $1,095,000, or 15%, for the comparable periods. SLPE increased selling, general and administrative expenses by 17%, on increased sales of 13%. This increase is primarily related to increased bonus accruals based on improved performance and increased consulting fees related to a major software integration project. SL-MTI reported an increase of such expenses of 28%, on increased sales of 19%. This increase is primarily due to sales related costs and bonus accruals. Teal recorded increased selling, general and administrative expenses of 13%, primarily related to increased sales, increased stock-based compensation expense and increased training and recruiting expenses. RFL recorded an increase of such expenses of 6%, primarily due to increased matching costs related to its conversion to the Company's 401(k) Pension and Savings Plan. Corporate and Other selling, general and administrative expenses increased by $194,000, or 17%, primarily due to increased salary and bonus expenses of $107,000 related to the addition of an executive position and increased stock-based compensation expense of $343,000 (prior year a benefit of $24,000 was recorded). These increases were partially offset by a decrease in professional fees of $85,000 and a credit of $224,000 recorded in the second quarter of 2007. This credit is related to the Company's workers' compensation, auto and general liability insurance programs ("insurance programs"), as the Company has incurred favorable experience rates during the last several years. In addition, the Company's captive insurer has indicated that it expects to distribute profits to its members in 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased by $332,000, or 56%. The increase was largely attributable to the amortization of intangibles of $127,000 and $105,000 related to the acquisitions of MTE and Ault, respectively. Depreciation and amortization expense for the first quarters of 2007 and 2006 was approximately 2% and 1% of net sales, respectively.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For each of the second quarters 2007 and 2006, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility.

INTEREST INCOME (EXPENSE)

For the second quarter 2007, interest expense was $256,000, compared to $170,000 for the same period in 2006. The increase in interest expense is due to increased debt levels to finance the acquisitions of Ault and MTE.

TAXES

The effective tax rate for continuing operations was 27% for the second quarter 2007 and 28% for the same period in 2006. The effective tax rate reflects the statutory rate after adjustments for federal, state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

DISCONTINUED OPERATIONS

For the second quarter of 2007 and for the second quarter of 2006, the Company recorded losses from discontinued operations, net of tax, of $418,000 and $185,000, respectively. These amounts represent legal and environmental charges, net of tax related to discontinued operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

The tables below show the comparisons of net sales and income from operations for the six months ended June 30, 2007 (the "first half 2007") and the six months ended June 30, 2006 (the "first half 2006"). For the first half 2007, sales and income from operations of Ault and MTE are included for the full period. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. For the first half 2006, sales and income from operations of Ault are reflected from the date of acquisition, January 26, 2006. Sales and income from operations of MTE are not reflected for 2006, as the acquisition was completed on October 31, 2006.

                           Six Months   Six Months    $ Variance    % Variance
                              Ended        Ended         Over          Over
                            June 30,     June 30,    Same Period   Same Period
                              2007         2006       Last Year     Last Year
                           ----------   ----------   -----------   -----------
                                              (in thousands)
Power Electronics Group:
   SLPE                     $ 47,255      $41,162      $ 6,093         15%
   High Power Group           28,822       17,792       11,030         62%
                            --------      -------      -------        ---
      Total                   76,077       58,954       17,123         29%
                            --------      -------      -------        ---
SL-MTI                        14,065       12,688        1,377         11%
RFL                           10,915       10,757          158          1%
                            --------      -------      -------        ---
Total                       $101,057      $82,399      $18,658         23%
                            ========      =======      =======        ===

The table below shows the comparison of income from operations for 2007 and 2006:

                           Six Months   Six Months    $ Variance    % Variance
                              Ended        Ended         Over          Over
                            June 30,     June 30,    Same Period   Same Period
                              2007         2006       Last Year     Last Year
                           ----------   ----------   -----------   -----------
                                              (in thousands)
Power Electronics Group:
   SLPE                     $ 4,192      $ 3,343       $  849          25%
   High Power Group           3,791        2,835          956          34%
                            -------      -------       ------         ---
        Total                 7,983        6,178        1,805          29%
                            -------      -------       ------         ---
SL-MTI                        1,701          501        1,200         240%
RFL                             849          710          139          20%
Other                        (2,510)      (2,356)        (154)         (7%)
                            -------      -------       ------         ---
Total                       $ 8,023      $ 5,033       $2,990          59%
                            =======      =======       ======         ===

Consolidated net sales for the first half 2007 increased by $18,658,000, or 23%, compared to the same period in 2006. Without the sales of MTE recorded in 2007, consolidated sales increased by $9,094,000, or 11%. All of the operating entities reported increases in sales and income from operations in the first half 2007, compared to the first half of 2006.

The Company recorded income from operations of $8,023,000 for the first half 2007, compared to income from operations of $5,033,000 for the corresponding period last year. This represents an increase of $2,990,000, or 59%. Without MTE, the increase would be $1,798,000, or 36%.

For the first half 2007, income from continuing operations was $5,275,000, or $0.91 per diluted share, compared to $3,340,000, or $0.58 per diluted share, for the same period in 2006. Income from continuing operations was approximately 5% of sales in 2007, compared to 4% of sales in 2006. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and the High Power Group (a combination of Teal and MTE) recorded a sales increase of $17,123,000, or 29%, when comparing the first half 2007 to the first half of 2006. Without MTE, sales would have increased by $7,559,000, or 13%. Income from operations increased by $1,805,000, or 29%, primarily attributable to an $849,000 increase at SLPE (which included the Ault product line for a full six months in 2007). Teal's income from operations decreased by $236,000. Income from operations from MTE was $1,192,000 for the first half 2007.

For the first half 2007, income from operations, as a percentage of SLPE's revenue, was 9%, compared to 8% in the same period in 2006. The High Power Group recorded income from operations, as a percentage of revenue, of 13%, compared to 16% for the first half of last year. This decline was partially due to including MTE in 2007, which recorded income from operations, as a percentage of sales, equal to 13%. Teal experienced a sales increase of $1,466,000, or 8%, while income from operations decreased $236,000, or 8%, compared to prior year. Teal's sales increase was primarily due to increased demand from medical imaging equipment manufacturers. Teal's income from operations was negatively impacted by an increase in its percentage of cost of products sold by 3%, as previously discussed. Teal's selling, general and administrative costs increased by 6%, primarily due to increased sales, the addition of a quality manager and increased training and recruiting expenses.

For the first half 2007, SL-MTI's sales increased $1,377,000, or 11%, while income from operations increased by $1,200,000, or 240%, compared to the same period last year. The sales increase was driven by a $1,823,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers and other industrial customers. The increase in income from operations is primarily due to a 5% increase in gross margin resulting from higher volume, favorable product mix and greater manufacturing efficiencies. In addition, income from operations improved as a result of a $292,000 decrease of engineering and product development costs, when compared to the relatively large product development costs incurred last year. SL-MTI experienced a 16% increase in selling, general and administrative expenses over the comparable periods primarily due to a significant increase in sales volume.

For the first half 2007, RFL's sales increased by $158,000, or 1%, compared to the first half of 2006. Income from operations increased by $139,000, or 20%, for the comparable periods. Sales of RFL's protection products increased by $791,000, or 17%, while sales of its carrier communications product line decreased by $610,000, or 11%, for the comparable periods. RFL's other product line decreased by $23,000. Domestic sales increased by $1,156,000, or 16%, while international sales decreased by $998,000, or 28%. The increase in income from operations is primarily related to increased sales and improved gross margins, partially offset by higher selling, general and administrative costs.

COST OF PRODUCTS SOLD

For the first half 2007, cost of products sold, as a percentage of net sales, was 66%. For the first half of 2006, this figure was approximately 67%. Without MTE, cost of products sold was 67% of net sales for the first half 2007. SLPE's cost of products sold percentage remained relatively the same. Teal's cost of products sold percentage increased by approximately 3%, primarily due to increased copper costs, unfavorable product mix, manufacturing inefficiencies and increased prototype volume. In 2007, SL-MTI experienced a 5% decrease in its cost of products sold, compared to the same period last year. This decrease is primarily related to favorable product mix and greater manufacturing efficiencies, as previously discussed. RFL's cost of products sold, as a percentage of sales, improved by 2%, primarily due to a higher proportion of domestic sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the first half 2007, engineering and product development expenses were approximately 6% of net sales, compared to 8% for the same period in 2006. Engineering and product development expenses increased by $183,000, or 3%. Without MTE, engineering and product development expenses decreased $251,000, or 4%. This decrease was primarily attributable to a 21% decrease at SL-MTI, when compared to the unusually large development costs incurred last year, as previously mentioned. RFL and Teal also experienced relatively minor decreases in the first half 2007, compared to the same period in 2006. SLPE experienced an increase of $85,000, or 3%, partially due to the inclusion of the Ault product line for a full six months in 2007, compared to five months in 2006. MTE's engineering and product development expenses for the first half 2007 were $434,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the first half 2007, selling, general and administrative expenses, as a percentage of net sales, were 18%, which was the same in the first half of 2006. These expenses increased by $2,824,000, or 19%. MTE recorded selling, general and administrative costs of $1,488,000. Selling, general and administrative expenses, without MTE, increased by $1,336,000, or 9%, for the comparable periods. MTI recorded an increase of 16% on increased sales of 11%. SLPE recorded an increase of 7% on increased sales of 15%. In addition, selling, general and administrative expenses associated with the Ault acquisition are recorded for six months in 2007 and five months in 2006. Teal's expenses increased 6% and RFL's expenses increased 5% on increased sales. The Corporate and Other selling, general and administrative expenses increased $428,000, or 18%, related to the addition of a senior executive to the corporate staff, stock-based compensation arrangements and an increase in professional services attributable to litigation fees, consulting costs for compliance reviews and international tax advice and planning. These costs were primarily incurred during the first quarter of 2007. These increases were partially offset by a $224,000 credit recorded in the second quarter of 2007. This credit is related to the Company's insurance programs, as previously mentioned.

DEPRECIATION AND AMORTIZATION

For the first half 2007, depreciation and amortization expenses increased by $647,000, or 55%, compared to prior year. These expenses were incurred in connection with the amortization of intangibles related to the MTE and Ault acquisitions of $254,000 and $207,000, respectively. Depreciation and amortization expense for the first half 2007 and 2006 was approximately 1% of net sales.

INTEREST INCOME (EXPENSE)

For the first half 2007, interest income was $18,000, compared to $29,000 for the same period last year. Interest expense was $579,000 for the first half 2007, compared to $299,000 for the first half 2006. The increase in interest expense for 2007 is related to increased debt levels to finance the acquisitions of Ault and MTE.

TAXES

The effective tax rate for continuing operations for the first half of each of 2007 and 2006 was approximately 29%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

DISCONTINUED OPERATIONS

For the first half of each of 2007 and 2006, the Company recorded losses from discontinued operations, net of tax, of $789,000 and $297,000, respectively. These amounts represent legal and environmental charges related to discontinued operations, net of tax.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that (i) the Company's disclosure controls and procedures were effective as of June 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007, which has materially effected, or is reasonably likely to materially effect, such internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 10 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 12 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company's common stock. Any repurchases pursuant to the Company's stock repurchase program would be made if and when management considers appropriate and in the open market or in negotiated transactions. For the six months ended June 30, 2007, the Company purchased 11,801 shares pursuant to the repurchase program. For the six month periods ended June 30, 2007 and June 30, 2006, the Company purchased 71,109 and 30,900 shares, respectively, through its deferred compensation plans.

                                            Total Number       Maximum Number
                                             of Shares       of Shares That May
                  Total                  Purchased as Part    Yet Be Purchased
                Number of     Average       of Publicly        under Publicly
                  Shares    Price Paid    Announced Plans    Announced Plans or
Period          Purchased    per Share      or Programs         Programs (2)
------          ---------   ----------   -----------------   ------------------
January 2007    14,460(1)     $16.25               --                   --
February 2007   42,049(1)     $15.30               --                   --
March 2007       3,680(1)     $13.12               --              560,000
April 2007      14,801(3)     $15.00           11,801              548,199
May 2007         6,620(1)     $16.62               --              548,199
June 2007        1,300(1)     $17.15               --              548,199
                ------        ------           ------              -------
Total           82,910        $15.45           11,801              548,199

----------
1. The Company purchased these shares other than through a publicly announced plan or program.

2. The Company had a previously authorized repurchase plan, of which 48,024 shares have yet to be purchased.

3. The Company purchased 3,000 of these shares other than through a publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders conducted on May 16, 2007, the Company's shareholders re-elected seven incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, Warren G. Lichtenstein, James A. Risher and Mark E. Schwarz) to the Company's Board of Directors. The votes cast for all nominees were as follows:

                                      WITHHOLD
       NOMINEES             FOR      AUTHORITY
       --------          ---------   ---------
J. Dwane Baumgardner     4,853,009    118,156
Avrum Gray               4,780,171    190,994
James R. Henderson       4,882,356     88,809
Glen M. Kassan           4,504,817    466,348
Warren G. Lichtenstein   4,853,090    118,075
James A. Risher          4,882,306     88,859
Mark E. Schwarz          4,516,282    454,883

The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2007 were as follows:

   FOR      AGAINST   ABSTAIN
---------   -------   -------
4,902,160    67,111    1,894

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company's external auditor, in the first six months of 2007, as approved by its Audit Committee. During the first six months of 2007, there were no non-audit services performed by Grant Thornton.

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

Date: August 9, 2007                    SL INDUSTRIES, INC.
                                        (Registrant)


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