Form 10-Q
period 2007-09-30
SL INDUSTRIES INC
filed 2007-11-13
CIK 89270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                       N/A
________________________________________________________________________________
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

  Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

      The number of shares of common stock outstanding as of November 7, 2007 was 5,842,167.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
               September 30, 2007 (Unaudited) and December 31, 2006...................     1
           Consolidated Statements of Income and Comprehensive Income
                Three Months Ended September 30, 2007 and 2006 (Unaudited)
                and Nine Months Ended September 30, 2007 and 2006 (Unaudited).........     2
           Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2007 and 2006 (Unaudited).............     3

           Notes to Consolidated Financial Statements (Unaudited).....................     4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................    19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................    35

Item 4.  Controls and Procedures......................................................    35

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................    35

Item 1A.    Risk Factors .............................................................    35

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...............    35

Item 3.     Defaults upon Senior Securities...........................................    36

Item 4.     Submission of Matters to a Vote of Security Holders.......................    36

Item 5.     Other Information.........................................................    36

Item 6.     Exhibits..................................................................    37

SIGNATURES............................................................................    38

Item 1. Financial Statements

                               SL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,     December 31,
                                                                               2007             2006
                                                                         ----------------  ----------------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $         15,000  $        757,000
     Receivables, net                                                          31,146,000        30,621,000
     Note receivable                                                                    -           563,000
     Inventories, net                                                          23,514,000        21,090,000
     Prepaid expenses                                                           2,202,000         1,576,000
     Deferred income taxes, net                                                 2,140,000         2,190,000
                                                                         ----------------  ----------------
          Total current assets                                                 59,017,000        56,797,000
                                                                         ----------------  ----------------

Property, plant and equipment, net                                             11,097,000        12,132,000
Deferred income taxes, net                                                      6,140,000         6,340,000
Goodwill                                                                       21,827,000        22,548,000
Other intangible assets, net                                                    6,998,000         7,472,000
Other assets and deferred charges                                               1,581,000         1,254,000
                                                                         ----------------  ----------------
             Total assets                                                $    106,660,000  $    106,543,000
                                                                         ================  ================

LIABILITIES
Current liabilities:

     Debt, current portion                                               $              -  $              -
     Accounts payable                                                          14,727,000        13,902,000
     Accrued income taxes                                                         746,000         1,347,000
     Accrued liabilities:
        Payroll and related costs                                               8,078,000         6,742,000
        Other                                                                   6,429,000         7,295,000
                                                                         ----------------  ----------------
             Total current liabilities                                         29,980,000        29,286,000
                                                                         ----------------  ----------------
Debt, less current portion                                                     10,000,000        19,800,000
Deferred compensation and supplemental retirement benefits                      2,815,000         2,884,000
Other liabilities                                                               4,125,000         4,154,000
                                                                         ----------------  ----------------
             Total liabilities                                                 46,920,000        56,124,000
                                                                         ----------------  ----------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued $              -  $              -
Common stock, $0.20 par value; authorized, 25,000,000 shares;
   issued, 8,298,000 shares                                                     1,660,000         1,660,000
Capital in excess of par value                                                 42,801,000        40,889,000
Retained earnings                                                              35,027,000        28,390,000
Accumulated other comprehensive (loss)                                            (15,000)          (29,000)
Treasury stock at cost, 2,460,000 and 2,658,000 shares, respectively          (19,733,000)      (20,491,000)
                                                                         ----------------  ----------------
             Total shareholders' equity                                        59,740,000        50,419,000
                                                                         ----------------  ----------------
             Total liabilities and shareholders' equity                  $    106,660,000  $    106,543,000
                                                                         ================  ================

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                              2007               2006               2007              2006
                                                       -----------------   -----------------  ----------------   ---------------
Net sales                                              $      50,652,000   $      45,165,000  $    151,709,000   $   127,564,000
Cost and expenses:
   Cost of products sold                                      34,419,000          30,809,000       101,570,000        85,946,000
   Engineering and product development                         3,193,000           2,917,000         9,606,000         9,147,000
   Selling, general and administrative                         8,280,000           8,034,000        25,921,000        22,852,000
   Depreciation and amortization                                 876,000             623,000         2,705,000         1,803,000
                                                       -----------------   -----------------  ----------------   ---------------
Total cost and expenses                                       46,768,000          42,383,000       139,802,000       119,748,000
                                                       -----------------   -----------------  ----------------   ---------------
Income from operations                                         3,884,000           2,782,000        11,907,000         7,816,000
Other income (expense):
   Amortization of deferred financing costs                     (22,000)             (22,000)          (66,000)          (66,000)
   Interest income                                                15,000               2,000            33,000            30,000
   Interest expense                                            (130,000)            (153,000)         (710,000)         (452,000)
                                                       -----------------   -----------------  ----------------   ---------------
Income from continuing operations before income taxes          3,747,000           2,609,000        11,164,000         7,328,000
Income tax provision                                           1,280,000             803,000         3,423,000         2,182,000
                                                       -----------------   -----------------  ----------------   ---------------
Income from continuing operations                              2,467,000           1,806,000         7,741,000         5,146,000
(Loss) from discontinued operations (net of tax)               (316,000)            (148,000)       (1,104,000)         (445,000)
                                                       -----------------   -----------------  ----------------   ---------------
Net income                                             $       2,151,000   $       1,658,000  $      6,637,000   $     4,701,000
                                                       =================   =================  ================   ===============

BASIC NET INCOME (LOSS) PER COMMON SHARE
     Income from continuing operations                 $            0.43   $            0.32  $           1.37   $          0.91
     (Loss) from discontinued operations (net of tax)              (0.06)              (0.03)            (0.19)            (0.08)
                                                       -----------------   -----------------  ----------------   ---------------
     Net income                                        $            0.38*  $            0.29  $           1.17*  $          0.84*
                                                       =================   =================  ================   ===============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
     Income from continuing operations                 $            0.42   $            0.31  $           1.33   $          0.88
     (Loss) from discontinued operations (net of tax)              (0.05)              (0.03)            (0.19)            (0.08)
                                                       -----------------   -----------------  ----------------   ---------------
     Net income                                        $            0.36*  $            0.28  $           1.14   $          0.81*
                                                       =================   =================  ================   ===============
Shares used in computing basic net income (loss)
   per common share                                            5,730,000           5,644,000         5,669,000         5,628,000
Shares used in computing diluted net income (loss)
   per common share                                            5,906,000           5,840,000         5,834,000         5,819,000

                               SL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                                2007              2006               2007                2006
                                           ----------------  -----------------  ----------------  ----------------
Net income                                 $      2,151,000  $       1,658,000  $      6,637,000  $      4,701,000
Other comprehensive income (net of tax):
   Foreign currency translation                     (41,000)           (44,000)           (9,000)          (26,000)
   Unrealized gain (loss) on securities             112,000                  -                 -           (67,000)
                                           ----------------  -----------------  ----------------  ----------------
Comprehensive income                       $      2,222,000  $       1,614,000  $      6,628,000  $      4,608,000
                                           ================  =================  ================  ================


* Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

                               SL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                                  2007              2006
                                                                                            ---------------  ----------------
OPERATING ACTIVITIES
   Net income                                                                               $     6,637,000  $      4,701,000
        Adjustment for losses from discontinued operations                                        1,104,000           445,000
                                                                                            ---------------  ----------------
   Income from continuing operations                                                              7,741,000         5,146,000
                                                                                            ---------------  ----------------
   Adjustments to reconcile income from continuing operations to net cash provided by (used
   in)
   operating activities:
        Depreciation                                                                              1,678,000         1,522,000
        Amortization                                                                              1,027,000           281,000
        Amortization of deferred financing costs                                                     66,000            66,000
        Non-cash compensation expense                                                             1,015,000           453,000
        Stock-based compensation                                                                          -            49,000
        Provisions for losses on accounts receivable                                                 12,000          (138,000)
        Deferred compensation and supplemental retirement benefits                                  328,000           363,000
        Deferred compensation and supplemental retirement benefit payments                        (392,000)        (1,226,000)
        Deferred income taxes                                                                       995,000           474,000
        Loss on sale of equipment                                                                    32,000             2,000
        Changes in operating assets and liabilities, excluding effects of business acquisition:
          Accounts and note receivable                                                               64,000        (4,913,000)
          Inventories                                                                            (2,425,000)       (3,797,000)
          Prepaid expenses                                                                         (627,000)         (630,000)
          Other assets                                                                             (147,000)          304,000
          Accounts payable                                                                          826,000           251,000
          Accrued liabilities                                                                      (887,000)           42,000
          Accrued income taxes                                                                       12,000         1,266,000
                                                                                            ---------------  ----------------
   Net cash provided by (used in) operating activities from continuing operations                 9,318,000          (485,000)
   Net cash (used in) operating activities from discontinued operations                          (1,709,000)         (567,000)
                                                                                            ---------------  ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               7,609,000        (1,052,000)
                                                                                            ---------------  ----------------
INVESTING ACTIVITIES
   Acquisition of a business, net of cash acquired                                                  (65,000)      (16,145,000)
   Purchases of property, plant and equipment                                                    (1,170,000)       (2,798,000)
   Proceeds from sales of equipment                                                                       -             5,000
                                                                                            ---------------  ----------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                          (1,235,000)      (18,938,000)
                                                                                            ---------------  ----------------


FINANCING ACTIVITIES
   Proceeds from Revolving Credit Facility                                                       18,570,000        34,543,000
   Payments of Revolving Credit Facility                                                        (28,370,000)      (25,090,000)
   Proceeds from stock options exercised                                                          2,530,000           810,000
   Tax benefit from exercise of stock options                                                       551,000           177,000
   Treasury stock (purchases)                                                                      (411,000)         (396,000)
                                                                                            ---------------  ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              (7,130,000)       10,044,000
                                                                                            ---------------  ----------------
   Effect of exchange rate changes on cash                                                           14,000           (39,000)
                                                                                            ---------------  ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (742,000)       (9,985,000)
                                                                                            ---------------  ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    757,000         9,985,000
                                                                                            ---------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $        15,000  $              -
                                                                                            ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest                                                                          $       855,000  $        362,000
          Income taxes                                                                      $     2,118,000  $      1,093,000

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

2. RECEIVABLES

Receivables consist of the following:

                                        September 30,   December 31,
                                             2007           2006
                                       --------------  -------------
                                               (in thousands)
                                       -----------------------------
Trade receivables                      $       31,829  $      31,044
Less: allowance for doubtful accounts            (842)          (830)
                                       --------------  -------------
                                               30,987         30,214
Other                                             159            407
                                       --------------  -------------
                                       $       31,146  $      30,621
                                       ==============  =============

3. INVENTORIES

Inventories consist of the following:

                                       September 30,     December 31,
                                            2007           2006
                                       --------------  -------------
                                               (in thousands)
                                       -----------------------------
Raw materials                          $       17,056  $      15,307
Work in process                                 4,938          4,213
Finished goods                                  5,100          4,442
                                       --------------  -------------
                                               27,094         23,962
Less: allowances                               (3,580)        (2,872)
                                       --------------  -------------
                                       $       23,514  $      21,090
                                       ==============  =============

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

The table below sets forth the computation of basic and diluted net income per share:

                                         Three Months Ended September 30,
                                        2007                          2006
                        ----------------------------------  -------------------------------
                                     (in thousands, except per share amounts)
                        -------------------------------------------------------------------
                             Net                 Per Share       Net              Per Share
                          Income       Shares      Amount       Income   Shares    Amount
                        ------------  -------- -----------  ----------   -------  ---------
Basic net income per
common share            $      2,151     5,730 $      0.38  $    1,658    5,644  $     0.29
Effect of dilutive
securities                         -       176       (0.02)          -      196       (0.01)
                        ------------  -------- -----------  ----------  -------  ----------
Diluted net income per
common share            $      2,151     5,906 $      0.36  $    1,658    5,840  $     0.28
                        ============  ======== ===========  ==========  =======  ==========

                                          Nine Months Ended September 30,
                                        2007                             2006
                        ----------------------------------  -------------------------------
                                      (in thousands, except per share amounts)
                        -------------------------------------------------------------------
                              Net               Per Share      Net                Per Share
                           Income      Shares     Amount     Income      Shares     Amount
                        ------------  -------- -----------  ----------  -------  ----------
Basic net income per
common share            $      6,637     5,669 $      1.17  $    4,701    5,628  $     0.84
Effect of dilutive
securities                         -       165       (0.03)          -      191       (0.03)
                        ------------  -------- -----------  ----------  -------  ----------
Diluted net income per
common share            $      6,637     5,834 $      1.14  $    4,701    5,819  $     0.81
                        ============  ======== ===========  ==========  =======  ==========

For the nine-month period ended September 30, 2007, no stock options were excluded from the dilutive computations because there were no option exercise prices greater than the average market price of the Company's common stock. For the nine-month period ended September 30, 2006, 12,500 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company's common stock.

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

For the nine months ended September 30, 2007, the Company did not recognize any stock-based employee compensation expense under the provisions of the SFAS No. 123(R). For the nine months ended September 30, 2006, the Company recognized stock-based employee compensation expense of $49,000, less a related income tax benefit of approximately $20,000 under the provisions of the SFAS No. 123(R). Under this standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. Also, the Company has recognized expenses of approximately $826,000 and $417,000 in the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and expenses of approximately $1,015,000 and $453,000 in the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, in compensation expense related to certain stock-based compensation arrangements.

The following table summarizes stock option activity for all plans:

                                      Outstanding    Weighted Average  Weighted Average  Aggregate Intrinsic
                                        Options       Exercise Price    Remaining Life           Value
                                     --------------  ----------------  ----------------  -------------------
                                     (in thousands)                                         (in thousands)
Outstanding as of December 31, 2006             528  $          10.30              3.80
Granted                                           -                 -
Exercised                                      (223) $          11.37
Forfeited                                       (12) $          17.01
Expired                                           -                 -
                                     --------------  ----------------  ----------------  -------------------
Outstanding as of September 30, 2007            293  $           9.20              3.70  $             4,017
                                     --------------  ----------------  ----------------  -------------------
Exercisable as of September 30, 2007            293  $           9.20              3.70  $             4,017
                                     --------------  ----------------  ----------------  -------------------


During the nine month periods ended September 30, 2007 and September 30, 2006, the total intrinsic value of options exercised was $1,989,000 and $526,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $551,000 and $177,000, respectively. During the nine months ended September 30, 2007, options to purchase approximately 223,000 shares of common stock with an aggregate exercise price of $2,530,000 were exercised by option holders. During the nine months ended September 30, 2006, options to purchase approximately 81,000 shares of common stock with an aggregate exercise price of $810,000 were exercised by option holders.

There were no options granted during the nine month periods ended September 30, 2007 and September 30, 2006.

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

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. Any cumulative effect of the change from this accounting principle was to be recorded in the opening balance in retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of September 30, 2007 was $2,081,000, excluding interest and penalties. This represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company's effective tax rate.

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

In adopting FIN 48, the Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. Previously, these items were classified as interest and income tax expense. At September 30, 2007, the Company has accrued approximately $169,735 for the payment of interest and penalties. Due to the recognition of previously unrecognized tax benefits during the third quarter, the Company reduced the amount of accrued interest and penalty by $18,000.

The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

                                           Nine Months Ended
                                             September 30,
                                           -----------------
                                            2007      2006
                                           ------   --------
Statutory rate                                 34%        34%
Tax rate differential on extraterritorial
   income exclusion benefit earnings            -         (1)
Tax rate differential on domestic
   manufacturing deduction                     (1)        (1)
International rate differences                  -         (1)
State income taxes, net of federal income
   tax benefit                                  4          3
FIN 48 liability                               (3)         -
Research and development credits               (3)        (5)
Foreign tax credits                             -          -
Other                                           -          1
                                              ---        ---
                                               31%        30%
                                              ===        ===

During the nine months ended September 30, 2007, the Company recorded additional benefits from research and development tax credits of $606,000. As of September 30, 2007, the Company's gross research and development tax credit carryforwards totaled approximately $1,387,000. Of these credits, approximately $1,011,000 can be carried forward for fifteen years and will expire between 2013 and 2022, while $376,000 can be carried forward indefinitely.

As of September 30, 2007, the Company's gross foreign tax credits totaled approximately $1,685,000. These credits can be carried forward for ten years and will expire between 2009 and 2017.

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

In June 2007, the FASB Emerging Issues Task Force ("EITF") published Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new standard will have a material affect on the reporting of its financial position or results of operations.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                        September 30, 2007                            December 31, 2006
                              -----------------------------------------  --------------------------------------------
                                             Accumulated                                 Accumulated
                              Gross Value    Amortization    Net Value    Gross Value     Amortization     Net Value
                              -------------  -------------  -----------  -------------  --------------  -------------
                                                              (in thousands)
Goodwill                       $     21,827              -  $    21,827  $      22,548               -  $      22,548
                              -------------  -------------  -----------  -------------  --------------  -------------
Other intangible assets:
   Customer relationships             3,700            427        3,273          3,300              45          3,255
   Patents                            1,219            894          325          1,219             805            414
   Trademarks                         1,672              -        1,672          1,772               -          1,772
   Developed technology               1,700            258        1,442          1,700              30          1,670
   Licensing fees                       355            115          240            355              89            266
   Covenant-not-to-compete              100             60           40            100              15             85
   Other                                 51             45            6             51              41             10
                              -------------  -------------  -----------  -------------  --------------  -------------
Total other intangible assets         8,797          1,799        6,998          8,497           1,025          7,472
                              -------------  -------------  -----------  -------------  --------------  -------------
                              $      30,624  $       1,799  $    28,825  $      31,045  $        1,025  $      30,020
                              =============  =============  ===========  =============  ==============  =============

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees are amortized over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2007 and September 30, 2006 was $257,000 and $28,000, respectively. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2007 and September 30, 2006 was $774,000 and $83,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be:
$1,030,000 in 2007, $951,000 in 2008, $898,000 in each of 2009 and 2010 and
$863,000 in 2011. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment are as follows:

                                                                 Acquisition
                            Balance                                 Costs        Balance
                         December 31,    Deferred   Intangible     Purchase    September 30,
                             2006          Taxes     Assets      Adjustments       2007
                         -------------  ---------  ------------  -----------  --------------
                                                    (in thousands)
                         -------------------------------------------------------------------
SLPE (Ault)              $       3,999  $    (663) $          0  $        (2) $        3,334
High Power Group (MTE)           8,245        118          (300)         126           8,189
High Power Group (Teal)          5,055          -             -            -           5,055
RFL                              5,249          -             -            -           5,249
                         -------------  ---------  ------------  -----------  --------------
Total                    $      22,548  $    (545) $       (300) $       124  $       21,827
                         =============  =========  ============  ===========  ==============

During the nine months ended September 30, 2007, the Company reduced goodwill related to the acquisition of Ault Incorporated ("Ault") in the amount of $665,000. The change in the carrying amount of goodwill (in thousands) for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006   $   3,999
   Deferred tax assets                 (663)
   Acquisition costs                     (2)
                                  ---------
Balance as of September 30, 2007  $   3,334
                                  =========

The Company reduced goodwill during the period primarily due to a change in the estimated expected tax rate applied to the Company's deferred tax assets, primarily related to net operating losses, recorded at acquisition.

During the nine months ended September 30, 2007, the Company reduced goodwill related to the acquisition of MTE Corporation ("MTE") in the amount of $56,000. MTE was acquired on October 31, 2006. MTE is expected to broaden the product portfolio of the Power Electronics Group within the high power market. MTE has an excellent brand reputation, a stable customer base and provides immediate cross selling opportunities with Teal. Also, MTE's engineering group will compliment Teal's capabilities.

The change in the carrying amount of goodwill (in thousands) for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006    $  8,245
   Intangible assets                   (300)
   Deferred tax assets                  118
   Inventory valuation adjustment        61
   Acquisition costs                     65
                                   --------
Balance as of September 30, 2007   $  8,189
                                   ========

Upon closing an acquisition, the Company estimates the fair value of assets and liabilities acquired and consolidates the acquisition as quickly as possible. The adjustments related to MTE made during the nine month period ended September 30, 2007 relate to revisions made to the initial fair value of intangible assets, the related deferred taxes recorded at acquisition, inventory valuation and additional direct acquisition costs. The adjustments resulted in a decrease of $100,000 in the value of trademarks, an increase of $400,000 in the value of customer relationships, a reduction of $118,000 to deferred taxes (related to the above adjustments), a decrease of $61,000 related to an inventory valuation adjustment and additional direct acquisition costs of $65,000. The Company may further adjust its initial estimates in subsequent periods.

8. DEBT

Debt consists of the following:

                      September 30,    December 31,
                          2007           2006
                      -------------  --------------
                            (in thousands)
                      -----------------------------
Prime rate loan       $           0  $            0
LIBOR rate loan              10,000          19,800
                      -------------  --------------
                             10,000          19,800
Less current portion              -               -
                      -------------  --------------
Total long-term debt  $      10,000  $       19,800
                      =============  ==============

On August 3, 2005, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility had an original term of three years and was extended during the third quarter to June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the London interbank offering rate ("LIBOR") plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America's publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of September 30, 2007, the Company had an outstanding balance under the Revolving Credit Facility of $10,000,000 at the LIBOR rate, which bore interest at 6.70%. As of December 31, 2006, the Company had an outstanding balance under the Revolving Credit Facility of $19,800,000 at the LIBOR rate, which bore interest at 6.25%.

9. ACCRUED LIABILITIES - OTHER

Accrued liabilities - other consist of the following:

                            September 30,   December 31,
                               2007             2006
                           --------------  -------------
                                 (in thousands)
                           -----------------------------
Commissions                $          778  $         892
Litigation and legal fees             557            476
Other professional fees               584            741
Environmental                       1,445          1,455
Warranty                            1,175          1,197
Deferred revenue                      334            690
Other                               1,556          1,844
                           --------------  -------------
                           $        6,429  $       7,295
                           ==============  =============

A summary of the Company's warranty reserve is as follows:

                                                     Nine Months Ended
                                                     September 30, 2007
                                                     ------------------
                                                       (in thousands)
                                                     ------------------
Liability, beginning of year                         $            1,197
Expense for new warranties issued                                   220
Expense related to accrual revisions for prior year                  96
Warranty claims                                                    (338)
                                                     ------------------
Liability, end of period                             $            1,175
                                                     ==================

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

With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs have appealed the Court's decision.

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

ENVIRONMENTAL

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,178,000, of which $3,733,000 is included as other long-term liabilities as of September 30, 2007. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses, judgments or offsets thereto, at the present time such expenses or judgments are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company's environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

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

The Company is investigating soil and ground water contamination at the facility of SL Montevideo Technology, Inc. ("SL-MTI") located in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to develop a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately

$178,000, which has been accrued at September 30, 2007. These costs are recorded as a component of continuing operations.

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

As of September 30, 2007 and December 31, 2006, the Company recorded environmental accruals of $5,178,000 and $5,188,000, respectively.

11. SEGMENT INFORMATION

The Company currently operates under four business segments: SL Power Electronics Corp. ("SLPE"), the High Power Group, SL Montevideo Technology, Inc. ("SL-MTI") and RFL Electronics Inc. ("RFL"). Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. ("Condor"), into SLPE. In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") this subsidiary is reported as one business segment. Following the acquisition of MTE on October 31, 2006, the Company combined MTE with its subsidiary, Teal Electronics Corp. ("Teal"), into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS No. 131 and if the segments have similar characteristics in each of the following areas:

      -     nature of products and services

      -     nature of production process

      -     type or class of customer

      -     methods of distribution

SLPE produces a wide range of custom and standard internal and external power supply products that convert AC or DC power to direct electrical current to be used in customers' end products. Power supplies closely regulate and monitor power outputs, using patented filter and other technologies, resulting in little or no electrical interference. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to original equipment manufacturers ("OEMs") of medical equipment, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and power distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging and industrial systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors.

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

The unaudited comparative results for the three month and nine month periods ended September 30, 2007 and September 30, 2006 are as follows:

                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                                 2007          2006*           2007          2006*
                               --------       --------       --------       --------
                                                 (in thousands)
                               -----------------------------------------------------
NET SALES
Power Electronics Group:
   SLPE                        $ 22,367       $ 23,903       $ 69,622       $ 65,065
   High Power Group              15,690          9,184         44,512         26,976
                               --------       --------       --------       --------
      Total                      38,057         33,087        114,134         92,041
                               --------       --------       --------       --------
SL-MTI                            6,800          6,137         20,865         18,825
RFL                               5,795          5,941         16,710         16,698
                               --------       --------       --------       --------
Consolidated                   $ 50,652       $ 45,165       $151,709       $127,564
                               ========       ========       ========       ========

                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                                 2007          2006*           2007          2006*
                               --------       --------       --------       --------
                                                 (in thousands)
                               -----------------------------------------------------
INCOME FROM OPERATIONS
Power Electronics Group:
   SLPE                        $  2,017       $  2,289       $  6,209       $  5,631
   High Power Group               2,397          1,265          6,189          4,100
                               --------       --------       --------       --------
      Total                       4,414          3,554         12,398          9,731
                               --------       --------       --------       --------
SL-MTI                              651            317          2,352            818
RFL                                 877            707          1,725          1,417
Other                            (2,058)        (1,796)        (4,568)        (4,150)
                               --------       --------       --------       --------
Consolidated                   $  3,884       $  2,782       $ 11,907       $  7,816
                               ========       ========       ========       ========

* SLPE includes net sales and income from operations of Ault from the acquisition date, January 26, 2006 to September 30, 2006. The High Power Group does not include net sales and income from operations of MTE, for the three and nine month periods ended September 30, 2006, since the acquisition was not completed until October 31, 2006.

                               September 30,       December 31,
                                   2007               2006
                               -------------       ------------
                                        (in thousands)
                               --------------------------------
TOTAL ASSETS
Power Electronics Group:
   SLPE                        $      40,030       $     41,809
   High Power Group                   30,999             29,606
                               -------------       ------------
      Total                    $      71,029       $     71,415
                               -------------       ------------
SL-MTI                                11,992             12,035
RFL                                   15,841             16,271
Other                                  7,798              6,822
                               -------------       ------------
Consolidated                   $     106,660       $    106,543
                               =============       ============

                               September 30,       December 31,
                                   2007               2006
                               -------------       ------------
                                        (in thousands)
                               --------------------------------
INTANGIBLE ASSETS, NET
Power Electronics Group:
   SLPE                        $       5,323       $      6,298
   High Power Group                   18,007             18,197
                               -------------       ------------
      Total                    $      23,330       $     24,495
                               -------------       ------------
SL-MTI                                     6                 10
RFL                                    5,489              5,515
                               -------------       ------------
Consolidated                   $      28,825       $     30,020
                               =============       ============


12. RETIREMENT PLANS AND DEFERRED COMPENSATION

During the nine months ended September 30, 2007, the Company maintained a defined contribution pension plan covering all of its full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL and the corporate office. The Company's contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.

For the first four months of 2007, the Company also maintained a defined contribution pension plan covering all of its full-time, U.S. employees of MTE. The Company's contributions to this plan were based on a percentage of employee contributions and/or plan year gross wages, as defined. On May 1, 2007, this plan was merged into the Company's plan covering all of the Company's full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL and the corporate office with the same terms and conditions.

Costs incurred under the plans amounted to $858,000 during the nine-month period ended September 30, 2007 and $701,000 for the nine-month period ended September 30, 2006. During 2006, the Company maintained five separate plans, four of which were merged into one plan on January 2, 2007.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $291,000 and $307,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

13. RELATED PARTY TRANSACTIONS

RFL has an investment of $15,000 in RFL Communications PLC, ("RFL Communications"), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2007 and September 30, 2006 were $849,000 and $642,000, respectively. Accounts receivable due from RFL Communications at September 30, 2007 were $274,000.

As a result of certain services being provided to the Company by Steel Partners, Ltd. ("SPL"), a company controlled by Warren Lichtenstein, the Chairman of the Board of the Company, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company's Vice Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $356,000 were expensed by the Company for SPL's services for each of the nine-month periods ended September 30, 2007 and September 30, 2006 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetics and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in the People's Republic of China. Most of the Company's sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104 and in certain circumstances in accordance with the guidance provided by the EITF 00-21 "Revenue Arrangements with Multiple Deliverables." The major portion of revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the nine month periods ended September 30, 2007 and September 30, 2006. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value. SLPE has two sales programs with distributors in which credits are given with no cash paid to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows distributors to sell a product out of their inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor's eligible inventory. The eligible distributor inventory is reviewed at least quarterly. These distributor programs affected consolidated gross revenue for the nine months ended September 30, 2007 by approximately one percent.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation), the Company's estimates of the recoverability of amounts due could be reduced by a material amount. The Company's allowance for doubtful accounts represented 2.6% and 2.7% of gross trade receivables at September 30, 2007 and December 31, 2006, respectively.

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

ACCOUNTING FOR INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48. At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption of FIN 48 was to be recorded in the opening balance as retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change in its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of September 30, 2007 was $2,081,000, excluding interest and penalties. This represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company's effective tax rate.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As of September 30, 2007 and December 31, 2006, the Company had recorded total valuation allowances of $2,696,000 and $2,157,000, respectively. Such valuation allowances were attributable to uncertainties related to the Company's ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards and foreign tax credits. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations.

The net deferred tax assets as of September 30, 2007 and December 31, 2006 were $8,280,000 and $8,530,000, respectively, net of valuation allowances of $2,696,000 and $2,157,000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to utilize these assets. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of income. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

LEGAL CONTINGENCIES

The Company is currently involved in certain legal proceedings. As discussed in
Note 10 in the Notes to the Consolidated Financial Statements included in Item I of Part I to this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company's consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

GOODWILL

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges in either of the nine month periods ended September 30, 2007 and September 30, 2006. As of September 30, 2007 and December 31, 2006, goodwill totaled $21,827,000 (representing 20% of total assets) and $22,548,000 (representing 21% of total assets), respectively. For the nine month period ended September 30, 2007 and fiscal year ended December 31, 2006, there were four reporting units identified for impairment testing. Those units are Ault, MTE, Teal and RFL.

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

LIQUIDITY AND CAPITAL RESOURCES

                                  September 30,      December 31,
                                      2007               2006          $ Variance       % Variance
                                  -------------      ------------      ----------       ----------
                                                           (in thousands)
                                  ----------------------------------------------------------------
Cash and cash equivalents         $          15      $        757       $     (742)          (98%)
Bank debt                         $      10,000      $     19,800       $   (9,800)          (49%)
Working capital (less cash)       $      29,022      $     26,754       $    2,268             8%
Shareholders' equity              $      59,740      $     50,419       $    9,321            18%
                                  =============      ============       ==========      ========

During the nine-month period ended September 30, 2007, net cash provided by continuing operations was $9,318,000, as compared to net cash used in continuing operations of $485,000 during the nine-month period ended September 30, 2006. The primary sources of cash from operating activities for the nine-month period ended September 30, 2007 were income from continuing operations of $7,741,000, a decrease in deferred income tax assets of $995,000, non-cash compensation expense of $1,015,000 and an increase in accounts payable of $826,000. These increases in cash were partially offset by increases in inventory of $2,425,000. SLPE experienced an increase in inventory of $2,409,000 during the period. Raw materials, work-in-process and finished goods inventories at SLPE increased as a result of higher sales volume and an increase in backlog of $1,444,000 from year-end. All other operating entity's inventory either decreased or remained relatively stable from year-end levels.

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

During the nine-month period ended September 30, 2007, net cash used in investing activities was $1,235,000. This use of cash in investing activities was primarily related to the purchase of machinery and equipment. During the nine-month period ended September 30, 2006, net cash used in investing activities was $18,938,000. The primary uses of cash in investing activities during the period were related to the purchase of Ault on January 26, 2006 in the amount of

$16,145,000, net of cash acquired (cash in the amount of $1,034,000 was used in 2005). In addition, the Company purchased machinery and equipment and made leasehold improvements in the amount of $2,798,000.

During the nine-month period ended September 30, 2007, net cash used in financing activities was $7,130,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the net amount of $9,800,000. During the nine-month period ended September 30, 2006, net cash provided by financing activities was $10,044,000. This source of cash was principally related to proceeds from the Revolving Credit Facility in the amount of $9,453,000. Of this amount, approximately $5,900,000 was used in the acquisition of Ault. Also, $810,000 was received as proceeds from the exercise of stock options.

The Company's current ratio was 1.97 to 1 at September 30, 2007 and 1.94 to 1 at December 31, 2006. Current assets increased by $2,220,000 from December 31, 2006, while current liabilities increased by $694,000 during the same period. The increase in current assets is primarily due to a significant increase in accounts receivable and inventories resulting from strong sales in the first nine months of 2007. The increase in current liabilities is due to increases in accounts payable and payroll related costs due to the timing of payments.

Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders' equity were 14.3% at September 30, 2007 and 28.2% at December 31, 2006. During the first nine months of 2007, total debt decreased by $9,800,000.

Capital expenditures of $1,170,000 were made during the first nine months of 2007. These expenditures are primarily related to computer equipment and factory machinery and equipment. Capital expenditures for the period represent a decrease of $1,628,000 from the comparable period in 2006.

The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.

With the exception of the segment reported as "Other" (which consists primarily of corporate office expenses, financing activities, public reporting costs, legal, litigation and other costs not allocated to reportable segments) all of the Company's operating segments recorded income from operations for the periods presented.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations at September 30, 2007 for the periods indicated:

                          Less Than         1 to 3          4 to 5        After
                           1 Year            Years           Years       5 Years           Total
                          ---------         -------         -------      --------         -------
                                                    (in thousands)
                          -----------------------------------------------------------------------
Operating Leases          $   1,590         $ 1,935         $ 1,137      $    130         $ 4,792
Debt                              -          10,000               -             -          10,000
Capital Leases                    8              14               -             -              22
Other Obligations                57             196             152            30             435
                          ---------         -------         -------      --------         -------
                          $   1,655         $12,145         $ 1,289      $    160         $15,249
                          =========         =======         =======      ========         =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

The tables below show the comparisons of net sales and income from operations for the three months ended September 30, 2007 ("the third quarter 2007") and the three months ended September 30, 2006 ("the third quarter 2006"). For the third quarter 2007, sales and income from operations of Ault and MTE are included for the full period. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. Sales and income from operations of Ault are reflected for the third quarter 2006. Sales and income from operations of MTE are not reflected in the third quarter 2006. MTE was acquired on October 31, 2006.

                               Three Months    Three Months    $ Variance        % Variance
                                   Ended           Ended          Over              Over
                               September 30,   September 30,   Same Quarter     Same Quarter
                                   2007             2006         Last Year        Last Year
                               -------------   -------------   ------------     ------------
                                                      (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
   SLPE                          $22,367         $23,903         ($1,536)              (6%)
   High Power Group               15,690           9,184           6,506               71%
                                 -------         -------        --------              ---
      Total                       38,057          33,087           4,970               15%
                                 -------         -------        --------              ---
SL-MTI                             6,800           6,137             663               11%
RFL                                5,795           5,941            (146)              (2%)
                                 -------         -------        --------              ---
Total                            $50,652         $45,165         $ 5,487               12%
                                 =======         =======        ========              ===

The table below shows the comparison of income from operations for 2007 and 2006:

                               Three Months    Three Months    $ Variance        % Variance
                                   Ended           Ended          Over              Over
                               September 30,   September 30,   Same Quarter     Same Quarter
                                   2007             2006         Last Year        Last Year
                               -------------   -------------   ------------     ------------
                                                      (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
   SLPE                          $ 2,017          $ 2,289         $   (272)             (12%)
   High Power Group                2,397            1,265            1,132               89%
                                 -------          -------         --------              ---
      Total                        4,414            3,554              860               24%
                                 -------          -------         --------              ---
SL-MTI                               651              317              334              105%
RFL                                  877              707              170               24%
Other                             (2,058)          (1,796)            (262)             (15%)
                                 -------          -------         --------              ---
Total                            $ 3,884          $ 2,782         $  1,102               40%
                                 =======          =======         ========              ===

Consolidated net sales for the third quarter 2007 increased by $5,487,000, or 12%, compared to the third quarter 2006. Without the sales of MTE recorded in the third quarter 2007, consolidated sales decreased by $101,000. All of the operating entities, except SLPE, reported increases in income from operations for the comparable periods.

The Company recorded income from operations of $3,884,000 for the third quarter 2007, compared to income from operations of $2,782,000 for the third quarter 2006, an increase of $1,102,000, or 40%. Without MTE, the increase would be $140,000, or 5%.

In the third quarter 2007, income from continuing operations was $2,467,000, or $0.42 per diluted share, compared to $1,806,000, or $0.31 per diluted share, for the third quarter 2006. Income from continuing operations was approximately 5% of sales for the third quarter 2007, and approximately 4% of sales for the same period last year. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and the High Power Group (a combination of Teal and MTE) recorded a sales increase of $4,970,000, or 15%, when comparing the third quarter 2007 to the same period last year. Without the MTE acquisition, sales would have decreased by $618,000, or 2%. Income from operations increased by $860,000, or 24%, due to an increase at the High Power Group of $1,132,000. MTE recorded income from operations of $962,000.

As a percentage of SLPE's revenue, income from operations for the third quarter of each of 2007 and 2006 was 9% and 10%, respectively. While the third quarter 2007, sales decreased by $1,536,000, as compared to 2006, SLPE reduced its operating costs by approximately $733,000. This decrease is primarily due to reduced salary, commission, travel and the reclassification of freight charges to cost of products sold. The High Power Group recorded income from operations, as a percentage of revenue, of 15%, compared to 14% in the third quarter 2006. This increase was primarily related to the inclusion of MTE for the third quarter of 2007, which recorded income from operations of $962,000, or 17%, of sales. Teal, which experienced a sales increase of $918,000, or 10%, and had an increase in income from operations of $170,000, or 13%. Teal's sales increase was primarily due to increased demand from medical imaging equipment manufacturers. This sales increase was partially offset by a 14% increase ($123,000) in selling general and administrative costs, primarily due to increased stock-based compensation expense, sales related expenses and agency approval costs.

For the third quarter 2007, SL-MTI's sales increased $663,000, or 11%, while income from operations increased by $334,000, or 105%, compared to the same period last year. The sales increase was driven by a $611,000 increase in sales to customers in the defense and commercial aerospace industries and to a lesser extent increases in sales to medical equipment manufacturers. MTI's cost of products sold percentage improved slightly in 2007, compared to 2006, primarily due to higher volume and favorable product mix. Also, MTI recorded a decrease of $194,000 in engineering and product development costs, compared to the prior year. This decrease is primarily related to increased customer funding and smaller research and development programs. SL-MTI experienced a $138,000 increase in selling, general and administrative expenses over the comparable periods, due primarily to increased volume.

For the third quarter 2007, RFL's sales decreased by $146,000 compared to the same period in 2006. Income from operations increased by $170,000, or 24%, for the comparable periods. Sales of RFL's protection products increased by $1,343,000, or 63%, aided by the sale of a new product, while sales of its carrier communications product line decreased by $1,471,000, or 41%, for the comparable periods. RFL's other product line decreased slightly. Domestic sales increased by $366,000, or 8%, while international sales decreased by $512,000, or 38%. The increase in income from operations is primarily related to increased margins and a decrease in selling, general and administrative expenses of $131,000. This decrease is due to the receipt of $241,000 related to the sale of securities and the receipt of a death benefit pertaining to certain insurance policies carried by RFL. Without these benefits, selling, general and administrative expenses would have increased by $110,000.

COST OF PRODUCTS SOLD

As a percentage of net sales, cost of products sold was 68%, for each of the third quarters of 2007 and 2006. Without MTE, the comparable percentages were slightly higher in 2007, compared to 2006. SLPE's cost of products sold percentage increased slightly, primarily as a result of lower sales volume and increased freight costs. Teal's cost of products sold percentage remained relatively constant in 2007 and 2006. SL-MTI experienced a 2% decrease in its cost of products sold, compared to the same period last year. This decrease is primarily related to higher volume, favorable product mix and greater manufacturing efficiencies. RFL's cost of products sold, as a percentage of sales, decreased by approximately 2% due to a favorable product mix and a higher proportion of domestic sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the third quarter of 2007, engineering and product development expenses were approximately 6% of net sales, compared to 7% of net sales for the third quarter 2006. Engineering and product development expenses increased by $276,000, or 10%. Without MTE, engineering and product development expenses increased by $9,000. SLPE experienced an increase of approximately 9%, due to higher consulting and agency fees incurred in the third quarter 2007, compared to the third quarter 2006. RFL and Teal experienced relatively minor increases in the comparable periods. SL-MTI experienced a 38% decrease, due to a significant increase in customer funding and smaller research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter 2007 and for the third quarter 2006 were approximately 16% and 18%, respectively. These expenses increased by $246,000, or 3%, with MTE contributing $853,000 of the increase. Selling, general and administrative expenses, without MTE, decreased by $607,000, or 8%, for the comparable periods. SLPE recorded a decrease in selling, general and administrative expenses of 30%, on decreased sales of 6%. This decrease is primarily due to reduced salary, commission, relocation expenses and the reclassification of freight charges to cost of products sold. SL-MTI reported an increase of such expenses of 30%, on increased sales of 11%. This increase is primarily due to sales related costs and bonus accruals. Teal recorded increased selling, general and administrative expenses of 14%, primarily related to increased sales and increased stock-based compensation expense. RFL recorded a decrease of such expenses of 9%. This decrease is related to the receipt of $241,000 related to certain insurance policies carried by RFL, as mentioned previously. Without these receipts, selling, general and administrative expenses would have increased by $110,000. This increase is primarily due to increased matching costs related to its conversion to the Company's 401(k) Pension and Savings Plan and increased bonus accruals. Corporate and Other selling, general and administrative expenses increased by $262,000, or 15%, primarily due to increased salary and bonus expenses of $101,000 related to the addition of an executive position and increased stock-based compensation expense of $363,000. Without these expenses, Corporate and Other expenses would have decreased by $202,000, primarily due to a decrease in professional fees of $236,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased by $253,000, or 41%. The increase was largely attributable to the amortization of intangibles of $127,000 and $103,000 related to the acquisitions of MTE and Ault, respectively. Depreciation and amortization expense for the third quarters of 2007 and 2006 was approximately 2% and 1% of net sales, respectively.

AMORTIZATION OF DEFERRED FINANCING COSTS

In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For each of the third quarters 2007 and 2006, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility.

INTEREST INCOME (EXPENSE)

For the third quarter 2007, interest expense was $130,000, compared to $153,000 for the third quarter 2006. The decrease in interest expense is due to decreased debt levels partially offset by higher interest rates.

TAXES

The effective tax rate for continuing operations was 34% for the third quarter 2007 and 31% for the third quarter 2006. The effective tax rate reflects the statutory rate after adjustments for federal, state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

DISCONTINUED OPERATIONS

For the third quarter 2007 and for the third quarter 2006, the Company recorded losses from discontinued operations, net of tax, of $316,000 and $148,000, respectively. These amounts represent legal and environmental charges, net of tax related to discontinued operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2007 (the "nine months of 2007") and the nine months ended September 30, 2006 (the "nine months of 2006"). For the nine months of 2007, sales and income from operations of Ault and MTE are included for the full period. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. For the nine months of 2006, sales and income from operations of Ault are reflected from the date of acquisition, January 26, 2006. Sales and income from operations of MTE are not reflected for 2006, as the acquisition was completed on October 31, 2006.

                                Nine Months    Nine Months     $ Variance        % Variance
                                   Ended           Ended          Over              Over
                               September 30,   September 30,   Same Period      Same Period
                                   2007             2006         Last Year        Last Year
                               -------------   -------------   ------------     ------------
                                                  (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
   SLPE                          $ 69,622         $ 65,065       $  4,557               7%
   High Power Group                44,512           26,976         17,536              65%
                                 --------         --------       --------             ---
      Total                       114,134           92,041         22,093              24%
                                 --------         --------       --------             ---
SL-MTI                             20,865           18,825          2,040              11%
RFL                                16,710           16,698             12             n/m
                                 --------         --------       --------             ---
Total                            $151,709         $127,564       $ 24,145              19%
                                 ========         ========       ========             ===

The table below shows the comparison of income from operations for 2007 and 2006:

                                Nine Months    Nine Months     $ Variance        % Variance
                                   Ended           Ended          Over              Over
                               September 30,   September 30,   Same Period      Same Period
                                   2007             2006         Last Year        Last Year
                               -------------   -------------   ------------     ------------
                                                      (in thousands)
                               -------------------------------------------------------------
Power Electronics Group:
   SLPE                          $  6,209          $  5,631        $    578            10%
   High Power Group                 6,189             4,100           2,089            51%
                                 --------          --------        --------           ---
      Total                        12,398             9,731           2,667            27%
                                 --------          --------        --------           ---
SL-MTI                              2,352               818           1,534           188%
RFL                                 1,725             1,417             308            22%
Other                              (4,568)           (4,150)           (418)          (10%)
                                 --------          --------        --------           ---
Total                            $ 11,907          $  7,816        $  4,091            52%
                                 ========          ========        ========           ===

Consolidated net sales for the nine months of 2007 increased by $24,145,000, or 19%, compared to the same period in 2006. Without the sales of MTE recorded in 2007, consolidated sales increased by $8,993,000, or 7%. All of the operating entities reported increases in sales and income from operations for the nine months of 2007, compared to the nine months of 2006.

The Company recorded income from operations of $11,907,000 for the nine months of 2007, compared to income from operations of $7,816,000 for the corresponding period last year. This represents an increase of $4,091,000, or 52%. Without MTE, the increase would be $1,937,000, or 25%.

For the nine months of 2007, income from continuing operations was $7,741,000, or $1.33 per diluted share, compared to $5,146,000, or $0.88 per diluted share, for the same period in 2006. Income from continuing operations was approximately 5% of sales in 2007, compared to 4% of sales in 2006. The Company's business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is now comprised of SLPE (a combination of Condor and Ault) and the High Power Group (a combination of Teal and MTE) recorded a sales increase of $22,093,000, or 24%, when comparing the nine months of 2007 to the nine months of 2006. Without MTE, sales would have increased by $6,941,000, or 8%. Income from operations increased by $2,667,000, or 27%. MTE recorded income from operations of $2,154,000 for the nine months of 2007. Without MTE, income from operations would have increased by $513,000. SLPE (which included the Ault product line for a full nine months in 2007) recorded an increase in income from operations of $578,000. Teal's income from operations decreased by $65,000.

For the nine months of 2007, income from operations, as a percentage of SLPE's revenue, was 9%, which is the same percentage experienced 2006. The High Power Group recorded income from operations, as a percentage of revenue, of 14%, compared to 15% for the nine months of last year. This decline was partially due to the inclusion of MTE in 2007. MTE recorded income from operations, as a percentage of sales, equal to 14%. Teal experienced a sales increase of $2,383,000, or 9%, while income from operations decreased $65,000, or 2%, compared to prior year. Teal's sales increase was primarily due to increased demand from medical imaging equipment manufacturers. Teal's income from operations was negatively impacted by an increase in its percentage of cost of products sold by 2%, primarily due to higher material costs, product mix and decrease in efficiency at its Tecate facility, as more products are being transferred there. Teal's selling, general and administrative costs increased by 8%, primarily due to increased sales, the addition of a quality manager, increased training and recruiting expenses and increased stock-based compensation expense.

For the nine months of 2007, SL-MTI's sales increased $2,040,000, or 11%, while income from operations increased by $1,534,000, or 188%, compared to the same period last year. The sales increase was driven by a $2,434,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers and other industrial customers. The increase in income from operations is primarily due to a 4% increase in gross margin resulting from higher volume, favorable product mix and greater manufacturing efficiencies. In addition, income from operations improved as a result of a $486,000 decrease of engineering and product development costs, when compared to the relatively large product development costs incurred last year. SL-MTI experienced a 20% increase in selling, general and administrative expenses over the comparable periods due to an increase in sales volume and bonus accruals.

For the nine months of 2007, RFL's sales increased by $12,000, compared to the nine months of 2006. Income from operations increased by $308,000, or 22%, for the comparable periods. Sales of RFL's protection products increased by $2,134,000, or 31%, while sales of its carrier communications product line decreased by $2,081,000, or 23%, for the comparable periods. RFL's other product line decreased by $41,000. Domestic sales increased by 13% aided by the sale of a new product, while international sales decreased by 31%. The increase in income from operations is primarily related to improved gross margins, partially offset by higher selling, general and administrative costs.

COST OF PRODUCTS SOLD

For the first nine months of 2007, cost of products sold, as a percentage of net sales, was 67% for each of the nine months of 2007 and 2006. Without MTE, cost of products sold percentage remained relatively unchanged. SLPE's cost of products sold percentage increased slightly in 2007, compared to 2006. Teal's cost of products sold percentage increased by approximately 2%, due to increased raw material costs, product mix and manufacturing inefficiencies. In 2007, SL-MTI experienced a 4% decrease in its cost of products sold, compared to the same period last year. This decrease is primarily related to favorable product mix and greater manufacturing efficiencies. RFL's cost of products sold, as a percentage of sales, improved by 2%, primarily due to a higher proportion of domestic sales.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

For the nine months of 2007, engineering and product development expenses were approximately 6% of net sales, compared to 7% for the same period in 2006. Engineering and product development expenses increased by $459,000, or 5%. Without MTE, engineering and product development expenses decreased $242,000, or 3%. This decrease was primarily attributable to a 26% decrease of engineering expenses at SL-MTI. RFL and Teal experienced relatively minor changes in the nine months of 2007, compared to the same period in 2006. SLPE experienced an increase of $230,000, or 5%, partially due to the inclusion of the Ault product line for a full nine months in 2007, compared to eight months in 2006 and higher agency approval costs. MTE's engineering and product development expenses for the nine months of 2007 were $701,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months of 2007, selling, general and administrative expenses, as a percentage of net sales, were 17%, compared to 18% in the nine months of 2006. These expenses increased by $3,069,000, or 13%. MTE recorded selling, general and administrative costs of $2,341,000. Selling, general and administrative expenses, without MTE, increased by $728,000, or 3%, for the comparable periods. MTI recorded increased selling costs of $298,000, or 20%, on increased sales of 11%. SLPE recorded a 5% decrease of selling, general and administrative costs on increased sales of 7%. The decrease in selling, general and administrative expenses is primarily related to reduced salaries. Teal's expenses increased 8% and RFL's expenses increased slightly. The Corporate and Other selling, general and administrative expenses increased $418,000, or 10%, related to the addition of a senior executive to the corporate staff, stock-based compensation arrangements and an increase in professional services attributable to litigation fees, consulting costs for compliance reviews and international tax advice and planning. These costs were primarily incurred during the first quarter of 2007. These increases were partially offset by a $224,000 credit recorded in the second quarter of 2007. This credit is related to the Company's insurance programs.

DEPRECIATION AND AMORTIZATION

For the nine months of 2007, depreciation and amortization expenses increased by $902,000, or 50%, compared to prior year. These charges were incurred in connection with the amortization of intangibles related to the MTE and Ault acquisitions of $381,000 and $310,000, respectively. Depreciation and amortization expense for each of the nine months of 2007 and 2006 was approximately 2% and 1% of net sales, respectively.

INTEREST INCOME (EXPENSE)

For the nine months of 2007, interest income was $33,000, compared to $30,000 for the same period last year. Interest expense was $710,000 for the nine months of 2007, compared to $452,000 for the nine months of 2006. The increase in interest expense for 2007 is related to increased debt levels to finance the acquisitions of Ault and MTE and an increase in interest rates.

TAXES

The effective tax rate for continuing operations for each of the nine months of 2007 and 2006 was approximately 31% and 30%, respectively. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

DISCONTINUED OPERATIONS

For each of the nine months of each of 2007 and 2006, the Company recorded losses from discontinued operations, net of tax, of $1,104,000 and $445,000, respectively. These amounts represent legal and environmental charges related to discontinued operations, net of tax.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that (i) the Company's disclosure controls and procedures were effective as of September 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007, which has materially effected, or is reasonably likely to materially effect, such internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 10 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 12 to the Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from the disclosure contained in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company's common stock. Any repurchases pursuant to the Company's stock repurchase program would be made if and when management considers appropriate and in the open market or in negotiated transactions. For the nine months ended September 30, 2007, the Company purchased 11,801 shares pursuant to the repurchase program. For the nine month periods ended September 30, 2007 and September 30, 2006, the Company purchased 86,549 and 43,600 shares, respectively, through its deferred compensation plans.

                                                            Total Number          Maximum Number
                                                             of Shares           of Shares That May
                            Total                         Purchased as Part     Yet Be Purchased
                          Number of         Average          of Publicly           under Publicly
                           Shares          Price Paid      Announced Plans       Announced Plans or
       Period             Purchased        per Share         or Programs             Programs (2)
---------------------     ---------        ----------     -----------------     --------------------
January 2007                14,460 (1)       $ 16.25                    -                       -
February 2007               42,049 (1)       $ 15.30                    -                       -
March 2007                   3,680 (1)       $ 13.12                    -                 560,000
April 2007                  14,801 (3)       $ 15.00               11,801                 548,199
May 2007                     6,620 (1)       $ 16.62                    -                 548,199
June 2007                    1,300 (1)       $ 17.15                    -                 548,199
July 2007                    4,300 (1)       $ 17.92                    -                 548,199
August 2007                  7,390 (1)       $ 21.15                    -                 548,199
September 2007               3,750 (1)       $ 22.11                    -                 548,199
                            ------           -------               ------                 -------
Total                       98,350           $ 16.24               11,801                 548,199
                            ======           =======               ======                 =======

1. The Company purchased these shares other than through a publicly announced plan or program.

2. The Company had a previously authorized repurchase plan, of which 48,024 shares have yet to be purchased.

3. The Company purchased 3,000 of these shares other than through a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company's external auditor, in the first nine months of 2007, as approved by its Audit Committee. During the first nine months of 2007, there were $6,600 of non-audit services performed by Grant Thornton.

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

Date: November 12, 2007             SL INDUSTRIES, INC.
                                    (Registrant)

                                    By: /s/ James C. Taylor
                                        -----------------------------------
                                        James C. Taylor
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ David R. Nuzzo
                                        -----------------------------------
                                        David R. Nuzzo
                                        Chief Financial Officer
                                        (Principal Accounting Officer)