Form 10-K
period 2007-12-31
SL INDUSTRIES INC
filed 2008-03-28
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4987
SL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	21-0682685

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ	08054

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 856-727-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.20 par value	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the American Stock Exchange was approximately $43,136,000.
The number of shares of common stock outstanding as of March 3, 2008, was 5,854,539.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 annual meeting of stockholders.

PART I
ITEM 1. BUSINESS
(a) General Development Of Business
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are generally incorporated into larger systems to increase operating safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the electric power utility industry and, to a lesser extent, to commercial distributors.
On October 31, 2006, the Company completed the acquisition of MTE Corporation (“MTE”) for $15,671,000, net of cash acquired. The acquisition was financed under the Company’s existing Revolving Credit Facility, as defined below. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings where non-linear loads and attendant harmonics produced by these loads are present. MTE employs approximately 90 people in its corporate headquarters and manufacturing plant in two leased facilities in Milwaukee, Wisconsin.
On December 19, 2005, the Company announced that it had signed a definitive agreement to acquire all of the outstanding shares of common stock of Ault Incorporated (“Ault”) for $2.90 per share in cash. On January 26, 2006, the Company, through a wholly owned subsidiary, completed a tender offer for Ault. The Company acquired approximately 86.9% of the outstanding common stock of Ault at $2.90 per share. The Company had previously purchased in the open market approximately 4.8% of the outstanding common stock of Ault for $567,000. On January 26, 2006, the Company’s wholly owned-subsidiary was merged with and into Ault. As a result, Ault became a wholly-owned subsidiary of the Company, and the shares not tendered were converted into the right to receive $2.90 per share in cash, without interest. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000 to acquire all of the outstanding shares of Ault’s preferred stock and incurred approximately $2,604,000 in additional costs directly related to the acquisition. Ault is a leading manufacturer of power conversion products and is a major supplier to OEMs of wireless and wire line communications infrastructure, computer peripherals and handheld devices, medical, industrial, and printing/scanning equipment. Ault maintains an administrative and engineering office in Minneapolis, Minnesota, an engineering and sales office in Norwood, Massachusetts and an engineering and sales office and a manufacturing facility in the People’s Republic of China. (For additional information regarding the acquisition of Ault, see Note 14 in the notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

On August 10, 2005, James C. Taylor was elected as Chief Executive Officer and President of the Company.
On August 3, 2005, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its previous credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility was renewed in 2007 and expires on June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth, and certain interest and leverage ratios, as defined.
On November 24, 2003, the Company sold substantially all of the assets of its subsidiary, SL Surface Technologies, Inc. (“SurfTech”). The Company received cash of $600,000 at closing. In addition, the purchaser assumed certain liabilities and ongoing obligations of SurfTech. As a result of the transaction, the Company recorded an after tax loss from the sale of discontinued operations of approximately $442,000. The results of operations of SurfTech are presented as discontinued operations for all periods presented in the Company’s consolidated statements of income.
On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of its indirect subsidiary, Elektro-Metall Export GmbH (“EME”), for a purchase price of $8,000,000, which consisted of cash and purchaser notes. In addition, a distribution of $2,000,000 was paid prior to closing by EME to a subsidiary of the Company and the purchaser assumed EME’s bank debt of approximately $3,600,000 prior to closing. The purchaser notes included a $3,000,000 secured note that bore interest at the prime rate plus 2%, which was paid on March 14, 2003, and a $1,000,000 unsecured note that bore interest at an annual rate of 12%, which was paid on April 2, 2004. All cash proceeds related to the sale of EME have been received.
(b) Financial Information About Segments
Financial information about the Company’s business segments is incorporated herein by reference to Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(c) Narrative Description Of Business
Segments
The Company currently operates under four business segments: SL Power Electronics Corp., the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). The Company acquired Ault on January 26, 2006. In the period following the acquisition, the Company consolidated the operations of Ault and the Company’s subsidiary, Condor D.C. Power Supplies, Inc. (“Condor”), into one company, which is reported as one business segment. In accordance with the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” this segment is presented as SL Power Electronics Corp. (“SLPE”). On October 31, 2006, the Company acquired MTE Corporation (“MTE”). In the period following the acquisition, the operations of MTE and Teal Electronics Corp. (“Teal”) began the process of consolidation. In accordance with SFAS No. 131, this segment is presented as the High Power Group. Management refers to SLPE and the High Power Group as the Power Electronics Group.
SLPE — SL Power Electronics Corp. produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to the OEMs of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 45%, 50% and 34%, respectively.
HIGH POWER GROUP — The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings. MTE’s net sales are included in the High Power Group from the date of acquisition, October 31, 2006. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 29%, 22% and 26%, respectively.

SL-MTI — SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace, medical and industrial products. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 14%, 15% and 22%, respectively.
RFL — RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL provides customer service and maintenance for all of its products. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 12%, 13% and 18%, respectively.
Discontinued Operations
SURFTECH — SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented.
EME — EME manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented.
SL WABER — SL Waber, Inc. (“SL Waber”) manufactured surge suppressors that protect computers, audiovisual and other electronic equipment from sudden surges in power. These products were sold to OEM customers, distributors and dealers of electronics and electrical supplies and retailers and wholesalers of office, computer and consumer products. In September 2001, the Company sold substantially all of the assets of SL Waber, including its name and goodwill, as a going concern. As a result, SL Waber is reported as a discontinued operation for all periods presented.
Raw Materials
Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. For additional information regarding raw materials components, see “Item 1A. Risk Factors” included in Part I of this Annual Report on Form 10-K. In 2007, the Company continued to experience sharp increases in the cost of certain strategic raw materials, particularly copper. During 2007, there were no major disruptions in the supply of raw materials.

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
Seasonality
Generally, seasonality is not a significant factor in any of the Company’s segments.
Significant Customers
The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of SLPE, the High Power Group, SL-MTI and RFL has certain major customers, the loss of any of which could have a material adverse effect on such segment or group.
Backlog
Backlog at March 2, 2008, March 4, 2007 and March 5, 2006 was $63,055,000, $58,801,000 and $39,132,000, respectively. The backlog at March 2, 2008 increased by $4,254,000, or 7%, compared to March 4, 2007. The High Power Group and MTI had increases in backlog at March 2, 2008, compared to March 4, 2007, while RFL and SLPE had decreases.
Competitive Conditions
The Company’s businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. In addition, SLPE has experienced significant offshore competition for certain products in certain markets. Each of the Company’s businesses seeks to gain an advantage from its competition by concentrating on customized products based on customer needs. The Company’s businesses also seek a competitive advantage based on quality, service, innovation, delivery and price.
Environmental
The Company (together with the industries in which it operates or has operated) is subject to the environmental laws and regulations of the United States, People’s Republic of China (“China”), Republic of Mexico (“Mexico”) and United Kingdom concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.

It is the Company’s policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Company’s domestic competitors are subject to the same environmental, health and safety laws and regulations, and the Company believes that the compliance issues and potential expenditures of its operating subsidiaries are comparable to those faced by its major domestic competitors.
There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of its former subsidiary, SurfTech. These sites include the Company’s properties located in Pennsauken, New Jersey (the “Pennsauken Site”), and in Camden, New Jersey (the “Camden Site”). The Company’s environmental contingencies with respect to the Pennsauken Site are fully discussed in “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.
Specifically, the Company has reported a ground water contamination plume at the Camden Site. In February 2006, the Company submitted to the NJDEP a plan to certify the potential areas of concern for the Camden Site, which is currently under review. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed approximately $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.
The Company has also reported soil and ground water contamination on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to approve and implement a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $284,000, which has been accrued at December 31, 2007. The accrual for this site was $188,000 at December 31, 2006.
Employees
As of December 31, 2007, the Company had approximately 1,700 employees. Of these employees, 153 were subject to collective bargaining agreements.
Foreign Operations
In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company has also outsourced the manufacture of some of its products with contract manufacturers located in Mexico and China. With the acquisition of Ault, the Company obtained significant manufacturing capabilities at facilities located in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 16%, 17% and 13% of net sales from continuing operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.
Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2007, the Company had net assets of $856,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2006, the Company had net assets of $485,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did have a greater effect on the Company’s operations in 2007, compared to 2006, as the Chinese yuan strengthen against the United States dollar by approximately 7%. There can be no assurance that the value of the Mexican peso and Chinese yuan will remain stable relative to the United States dollar.
SLPE manufactures most of its products in Mexico and China and incurs its labor costs and supplies in Mexican pesos and Chinese yuan. Teal has transferred a significant amount of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. MTE also has some products manufactured in Mexico. SLPE, the High Power Group and SL-MTI price and invoice substantially all of their sales in United States dollars. The Chinese and Mexican subsidiaries of SLPE maintains its books and records in Chinese yuan and Mexican pesos, respectively. The Mexican subsidiaries of SL-MTI and Teal maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 15 and 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Additional Information
Additional information regarding the development of the Company’s businesses during 2007 and 2006 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
The Company May Be Adversely Impacted By Fluctuations In Cash Flows, Liquidity And Debt Levels.
Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. In order to finance the working capital requirements of the Company’s business, the Company entered into the Revolving Credit Facility, and subsequent to December 31, 2005 borrowed funds thereunder. At December 31, 2007, the Company had outstanding borrowings under the Revolving Credit Facility of $6,000,000. In addition at December 31, 2007, the Company maintained a cash balance of $733,000. At December 31, 2006, the Company had outstanding borrowings under the Revolving Credit Facility of $19,800,000 with $757,000 in cash balances. Total capacity under the Revolving Credit Facility is $30,000,000, less $655,000 related to an outstanding letter of credit.
The Company’s Operating Results May Fluctuate And There May Be Volatility In General Industry, Economic And Market Conditions.
The results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to accurately forecast and manage these trends and factors could have a material adverse effect on the Company’s business, results of operations and financial condition.
General economic conditions and specifically market conditions in the medical, telecommunications, semiconductor and electric power utility equipment industries in the United States and globally, affect the Company’s business. In addition, reduced capital spending and/or negative economic conditions in the United States, Europe, Asia, Latin America and/or other areas of the world could have a material adverse effect on the Company’s business, results of operations and financial condition.
Gross margins may be adversely affected by increased price competition, excess capacity, higher material or labor costs, warranty costs, obsolescence charges, loss of cost savings on future inventory purchases as a result of high inventory levels, introductions of new products, increased levels of customer services, changes in distribution channels and changes in product and geographic mix. Lower than expected gross margins could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company’s Operating Results And Stock Price May Be Adversely Affected By Fluctuations In Customers’ Businesses.
Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, commercial and military aerospace and other businesses, which in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company. Moreover, sales often reflect orders shipped in the same quarter in which they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as some of the Company’s customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual large order may affect results of operations.
Failure To Remain Competitive Could Adversely Impact The Company’s Operating Results.
The markets in which the Company sells its products are highly competitive and characterized by rapidly changing and converging technologies. The Company faces intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of business. The Company’s future success will depend on its ability to enhance current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Among its current competitors are its customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the Company’s products sold to them. In addition to current competitors, new competitors providing niche, and potentially broad, product solutions will likely increase in the future. To remain competitive in both the current and future business climates, the Company must maintain a substantial commitment to focused research and development, improve the efficiency of its manufacturing operations and streamline its marketing and sales efforts and attendant customer service and support. Among other things, the Company may not be able to anticipate shifts in its markets or technologies, may not have sufficient resources to continue to make the investments necessary to remain competitive or may not make the technological advances necessary to remain competitive. In addition, notwithstanding its efforts, technological changes, manufacturing efficiencies or development efforts by competitors may render the Company’s products or technologies obsolete or uncompetitive.
Consolidation In The Industry Could Increase Competitive Pressures On The Company.
The industries in which the Company operates are consolidating and will continue to consolidate in the future as companies attempt to strengthen or maintain their market positions. Such consolidations may result in stronger competitors that are better able to compete as sole-source vendors for customers. The Company’s relatively small size may increase competitive pressure for customers seeking single vendor solutions. Such increased competition would increase the variability of the Company’s operating results and could otherwise have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company Is Dependent Upon Third Parties For Parts And Components.
The ability to meet customer demand depends, in part, on the ability of the Company to obtain timely and adequate delivery of parts and components from suppliers and internal manufacturing capacity. The Company has experienced significant shortages in the past, and although it works closely with its suppliers to avoid shortages, there can be no assurance that it will not encounter further shortages in the future. A further reduction or interruption in component supplies or a significant increase in the price of one or more components could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company May Be Subject To Significant Costs In Complying With Environmental Laws.
The Company’s facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations may be significant in the future. Present accruals for such costs and liabilities may not be adequate in the future, as the estimates on which the accruals are based depend on a number of factors, including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and the number and financial viability of other potentially responsible parties (“PRPs”) at multiparty sites.
Further, the Company is the subject of various lawsuits and actions relating to environmental issues, including being named by the United States Environmental Protection Agency as a PRP in a Superfund Site in Pennsauken, New Jersey (as discussed herein). There can be no assurance that the Company will be able to successfully defend itself against, or settle at a reasonable cost, these or any other actions to which it is a party. For additional information related to environmental risks, see “Item 3. Legal Proceedings,” included in Part I and Note 12 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
The Company May Have To Pay Significant Costs For Regulatory Compliance And Litigation.
Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Company’s business. Additionally, the Company is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. There can be no assurance of the outcome in any litigation. An adverse determination in any one or more significant legal actions could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Item 3. Legal Proceedings,” included in Part I and Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
The Company Is Dependent Upon Key Personnel For The Management Of Its Operations.
The Company’s success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified officers and employees. The loss of service of any of these key personnel could have a material adverse effect on business. In addition, future success will depend on the ability of officers and key employees to manage operations successfully.
The Company’s Operating Results And Common Stock Are Subject To Price Fluctuations.
Operating results for future periods are never perfectly predictable even in the most certain of economic times, and the Company expects to continue to experience fluctuations in its quarterly results. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of the Company’s stock. The market price for the Company’s common stock has been, and is likely to continue to be, highly volatile. The market for the Company’s common stock is subject to fluctuations as a result of a variety of factors, including factors beyond its control. These include:
▪	additions or departures of key personnel;

▪	changes in market valuations of similar companies;

▪	announcements of new products or services by competitors or new competing technologies;

▪	conditions or trends in medical equipment, medical imaging, military and commercial aerospace and electric utility industries;

▪	general market and economic conditions; and

▪	other events or factors that are unforeseen.
Other Factors May Affect Future Results.
The risks and uncertainties described herein are not the only ones facing the Company. Additional risks and uncertainties not presently known, or that may now be deemed immaterial, may also impair business operations.
(d) Forward-Looking Statements
From time to time, information provided by the Company, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contain forward-looking information, particularly statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, such as expansion and growth of the Company’s business, future capital expenditures and the Company’s prospects and strategy. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company.
Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Company’s business in or beyond the Company’s control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include the timing and degree of any business recovery in certain of the Company’s markets that are currently experiencing a cyclical economic downturn.
Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.
Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company’s markets that are currently experiencing economic uncertainty; increasing prices, products and services offered by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company’s ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company’s products and services; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including economic instability in the event of a future terrorist attack or sharp increases in the cost of energy and interest rate and currency exchange rate fluctuations and other future factors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Set forth below are the properties where the Company conducted business as of December 31, 2007.

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date
Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 4/30/2011

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	62,500	Leased – 4/30/2008

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased – 6/30/2010

Beijing, China	Design of power supply products (SLPE)	500	Leased –8/31/2009

Brooklyn Park, MN	Design and sales of power supply products (SLPE)	13,000	Leased – 8/31/2009

Norwood, MA	Design of power supply products (SLPE)	10,000	Leased – 3/31/2008

Shanghai, China	Design of power supply products (SLPE)	9,000	Leased – 7/31/2010

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date
Xianghe, China	Distribution of power supply products and employee dormitory (SLPE)	74,500	Leased – 8/12/2008

Xianghe, China	Manufacture and distribution of power supply products (SLPE)	46,000	Owned – Building Land Rights – 2050

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2012

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 4/30/2009

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality electromagnetic products (High Power Group)	25,000 25,000	Leased – 4/30/2008 Leased – 7/31/2010

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,500	Leased – 12/31/2009

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Camden, NJ	Industrial surface finishing (Other) (1)	15,800	Owned

Pennsauken, NJ	Document warehouse (Other) (2)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased – 11/30/2008

(1)	Ownership retained by the Company after the sale of SurfTech on November 24, 2003.

(2)	Formerly used for industrial surface finishing operations.
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
In February 2008, the Company received notice of a Complaint filed in the United States District Court for the District of Massachusetts. The Complaint was filed by a former customer of Ault (which was acquired by the Company in January 2006). The claim is for an unspecified amount of damages and concerns a dispute for alleged failure to provide indemnification for a third party claim under a Design Services Agreement. The Company believes the claims set forth in the Complaint are without merit and intends to vigorously pursue defenses in this matter. Notwithstanding the outcome of these allegations, the Company does not believe this litigation will have a material adverse effect on its consolidated financial position or results of operations.
On June 12, 2002, the Company and SL Surface Technologies, Inc. (“SurfTech”) were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). SurfTech is a wholly-owned subsidiary of the Company, the operating assets of which were sold in November 2003. The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).
The Private Action arises from similar factual circumstances as current environmental litigation and administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility at the Pennsauken Site. These actions are discussed below.
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs have appealed the Court’s decision.
In a November 1991 Administrative Directive, the New Jersey Department of Environmental Protection (“NJDEP”) alleged that SurfTech, formerly SL Modern Hard Chrome, Inc., and 20 other respondents are responsible for a contamination plume which has affected the Puchack Wellfield in Pennsauken, New Jersey (which supplies Camden, New Jersey). SurfTech is alleged to have contributed to the groundwater contamination through its operations conducted at the Pennsauken Site. Three other actions have been initiated from the underlying directive. The first is Supplemental Directive No. 1 (“Directive No. 1”) issued in May 1992 by the NJDEP to the same parties, which seeks a cost reimbursement of $8,655,000 for the construction of a treatment system at the Puchack site and an annual payment of

$611,000 for ongoing operation and maintenance of the treatment system. The second matter is a lawsuit initiated by one of the parties named in Directive No. 1 seeking to have the remainder of those parties, and more than 600 others, pay some or all of that party’s cost of compliance with Directive No. 1 and any other associated remediation costs. This second matter is a claim for indemnification of potential damages. Accordingly, it is unspecified in amount. The third matter is a Spill Act Directive by the NJDEP to SurfTech alone, regarding similar matters at the Pennsauken Site and consists of a claim for contribution towards potential damages and is unspecified in amount. Both the second and third matters relate to the payment of a portion of the damages set forth in the discussion of Directive No. 1. The state has not initiated enforcement action regarding any of its three Directives. There also exists an outstanding enforcement issue regarding the Company’s compliance with state environmental laws at the Pennsauken Site.
With regard to the amount discussed in the preceding paragraph, in the Company’s view, it is not appropriate to consider that amount as “potential cost reimbursements.” The Pennsauken Site has undergone remedial activities under NJDEP’s supervision since 1983. The Company believes that it has a significant defense against all or any part of the claim because technical data generated as part of previous remedial activities do not demonstrate that offsite migration of contaminants from the Pennsauken Site contributed to the Puchack Wellfield. Moreover, the Company believes the recent action by the United States Environmental Protection Agency (“EPA”), as discussed below, should supersede the directives of the NJDEP and the other legal actions cited above. Based on this and other technical factors, the Company has been advised by its outside technical consultant, with the concurrence of its outside counsel, that it has a significant defense to Directive No. 1 and any material exposure is unlikely in excess of the Company’s accruals.
In late August 2006, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
Following the issuance of its Record of Decision, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Additionally, existing technical data in the EPA administrative record does not demonstrate that offsite migration of hazardous substances from the Pennsauken Site contributed to the contamination of the Puchack Wellfield Superfund Site. The Company has been further advised that even if such a connection was made, the evidence indicates that the Company could have contributed only a portion of the total contamination delineated at the Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs have been identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised it that some liability is likely in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001, and commitments from three insurers to pay for a portion of environmental costs associated with the Pennsauken Site of 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $821,000, as payment of their contingent commitments through 2007, which has been recorded as income, net of tax, in discontinued operations.
Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at six sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,284,000. Of this amount, the Company expects to spend approximately $514,000 related to environmental matters in 2008. However, it is in the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties. Although these contingencies could result in additional expenses or judgments, or offsets thereto, at present such expenses or judgments are not expected to have a material effect on the consolidated financial position or results of operations of the Company beyond the reserves specified above.
It is management’s opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its financial position or results of operations beyond the reserves specified above. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 2007, no matter was submitted to a vote of the Company’s security holders.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is currently registered on both the American Stock Exchange (the “AMEX”) and the Philadelphia Stock Exchange under the symbol “SLI.” The Company moved from the New York Stock Exchange to the AMEX on April 30, 2003. The following table sets forth the high and low closing sales price per share of the Company’s common stock on the AMEX for the periods indicated:

	Year		Year
	Ended December 31,		Ended December 31,
	2007		2006
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	16.42	12.23	16.50	14.53
2nd Quarter	18.00	13.84	18.00	14.70
3rd Quarter	24.00	16.20	19.40	15.31
4th Quarter	24.00	16.35	18.90	15.05

PERFORMANCE GRAPH
The following Performance Graph summarizes the cumulative total shareholder return on an investment of $100 on December 31, 2002 in the Common Stock for the period from that date to the last trading day of fiscal year ended December 31, 2007, as compared to the cumulative total return on a similar investment of $100 on that date in stocks comprising the S&P Electrical Components & Equipment Group and the Russell 2000 Stock Index. The graph assumes the reinvestment of all dividends. The Performance Graph is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SL INDUSTRIES, INC.,
RUSSELL 2000 INDEX AND S&P GROUP INDEX
ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
SL INDUSTRIES, INC.	100.00	151.32	266.98	302.83	306.60	377.36
S&P GROUP INDEX	100.00	143.75	164.41	181.95	217.70	274.61
RUSSELL 2000 INDEX	100.00	145.37	170.81	176.48	206.61	196.40

As of March 3, 2008, there were approximately 634 registered shareholders. The Company suspended dividend payments during 2001 and has no present intention of making dividend payments in the foreseeable future. The Revolving Credit Facility restricts the payment of dividends. Additional information pertaining to the Revolving Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 of the outstanding shares of the common stock of the Company. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2007, the Company purchased 11,801 shares pursuant to Rule 10b5-1 sales trading plan agreement (the “Trading Plan Agreement”), which is effective through March 30, 2008. Also, the Company purchased 94,709 shares through its deferred compensation plans. For the twelve months ended December 31, 2006, the Company did not repurchase any shares pursuant to its existing stock repurchase program; however, it did purchase 76,100 shares through its deferred compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2007	14,460	(1)	$16.25	—	—
February 2007	42,049	(1)	$15.30	—	—
March 2007	3,680	(1)	$13.12	—	560,000
April 2007	14,801	(2)	$15.00	11,801	548,199
May 2007	6,620	(1)	$16.62	—	548,199
June 2007	1,300	(1)	$17.15	—	548,199
July 2007	4,300	(1)	$17.92	—	548,199
August 2007	7,390	(1)	$21.15	—	548,199
September 2007	3,750	(1)	$22.11	—	548,199
October 2007	5,800	(1)	$23.33	—	548,199
November 2007	2,360	(1)	$20.85	—	548,199
December 2007	—		—	—	548,199
Total	106,510		$16.73	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

(2)	The Company purchased 3,000 shares other than through the publicly announced Trading Plan Agreement, which is effective through March 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA
Selected consolidated financial data with respect to the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are presented below.

	Years Ended December 31,
	2007	2006 (1)	2005	2004	2003
	(amounts in thousands except per share data)
Net sales	$200,863	$176,773	$126,873	$118,804	$105,284
Income from continuing operations	$10,274	$6,860	$7,620	$6,301	$3,742
(Loss) income from discontinued operations (2)	$(1,863)	$(3,307)	$(473)	$2,371	$(2,422)
Net income (3)	$8,411	$3,553	$7,147	$8,672	$1,320
Diluted net income per common share	$1.43	$0.61	$1.25	$1.48	$0.22
Shares used in computing diluted net income (loss) per common share	5,876	5,823	5,738	5,871	5,956
Cash dividend per common share	$—	$—	$—	$—	$—
Year-end financial position
Working capital	$30,606	$27,511	$25,807	$19,496	$16,612
Current ratio (4)	2.10	1.94	2.40	2.05	1.98
Total assets	$104,673	$106,543	$70,314	$63,084	$58,421
Long-term debt	$6,000	$19,800	$—	$1,456	$2,015
Shareholders’ equity	$61,629	$50,419	$46,645	$37,687	$34,581
Book value per share	$10.54	$8.94	$8.33	$6.91	$5.82
Other
Capital expenditures (5)	$1,742	$3,055	$1,904	$1,642	$1,616
Depreciation and amortization	$3,600	$2,605	$1,986	$2,133	$1,851

(1)	On January 26, 2006, the Company completed the acquisition of Ault. On October 31, 2006, the Company completed the acquisition of MTE. Sales and operating results for both entities are included in fiscal year 2006 from the date of acquisition.

(2)	On November 24, 2003, the Company sold certain assets of SurfTech. On January 6, 2003, effective for the year ended December 31, 2002, the Company sold EME. Accordingly, the operations of SurfTech, EME, and SL Waber have been accounted for as discontinued operations in all periods presented.

(3)	Fiscal 2006 includes a provision for environmental remediation of $2,480,000, net of tax. Fiscal 2004 includes a settlement fee of $2,516,000, net of tax, received by SL Waber and the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax. Fiscal 2003 includes an asset impairment of $275,000 recorded against the carrying value of the Company’s property located in Camden, New Jersey.

(4)	The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(5)	Excludes assets acquired in business combinations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in the People’s Republic of China. Most of the Company’s sales are made to customers who are based in the United States. However, over the years the

Company has increased its presence in international markets. The Company places an emphasis on high quality, well-built, dependable products and continues its dedication to product enhancement and innovations.
The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations and expansion of global capabilities. The Company expects to achieve these goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize the value of its businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.
Organization Of Financial Information
The Company’s Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 15, the Company provides a summary of net sales, income from continuing operations before income taxes, total assets, intangible assets, capital expenditures, depreciation and amortization by industry segment. The Company’s Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.
In the sections that follow, statements with respect to 2007 or fiscal 2007 refer to the twelve month period ending December 31, 2007. Statements with respect to 2006 or fiscal 2006 refer to the twelve month period ending December 31, 2006. Also the sales and income from operations of Ault and MTE are included for the full year in 2007. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. For 2006, the sales and income from operations for Ault and MTE are included from their respective acquisition dates. The Ault acquisition was completed on January 26, 2006 and MTE was completed on October 31, 2006.

Significant Transactions And Financial Trends
Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company’s Management Discussion and Analysis for fiscal 2007 also includes income and charges related to discontinued operations. Significant transactions in 2007 that impacted the Company’s financial results and cash flows included in the Company’s cash flow statement includes the paydown of bank debt under the Revolving Credit Facility in the net amount of $13,800,000. Also, the Company incurred charges of $2,854,000 related to environmental matters, which is $1,751,000, net of tax, as part of discontinued operations.
Significant transactions in 2006 that impacted the Company’s financial results and cash flows included current year acquisition costs (2006) for the acquisition of Ault for $16,160,000, net of cash acquired. The Ault acquisition was completed on January 26, 2006 and was financed with available cash and bank debt of approximately $5,900,000 under the Revolving Credit Facility. Ault’s operating results are included in SLPE from the date of acquisition. On October 31, 2006, the Company completed the acquisition of MTE for $15,606,000, net of cash acquired. The acquisition was financed with bank debt under the Revolving Credit Facility. MTE’s operating results are included in the High Power Group from the date of acquisition. In addition, as a result of communications received from the EPA with respect to the remediation of a Superfund Site, as discussed previously, the Company recorded an increase in its environmental reserve of $4,000,000 in the fourth quarter. This reserve is recorded as part of discontinued operations, net of tax, in the amount of $2,480,000.
While these items are important in understanding and evaluating financial results and trends, other transactions or events, which are disclosed in this Management Discussion and Analysis, have a material impact on continuing operations. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.
Critical Accounting Policies
In December 2001, the Securities and Exchange Commission (the “SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of 2007, 2006 and 2005. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2007, 2006 and 2005 by approximately 0.7%, 0.8% and 1%, respectively.
Certain judgments affect the application of the Company’s revenue policy, as mentioned above. Revenue recognition is significant because net revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions, royalties and certain incentive programs. Revenue results are difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from year to year and quarter to quarter.

Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.9% and 2.7% of gross trade receivables at December 31, 2007 and December 31, 2006, respectively.
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
If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly.
Accounting For Income Taxes
On January 1, 2007, the Company adopted the provisions of Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption of FIN 48 was to be recorded in the opening balance of retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change of its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The Company reported gross unrecognized tax benefits of $2,695,000 as of January 1, 2007. The amount of unrecognized tax benefits as of December 31, 2007 was $2,785,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2007, the Company reported accrued interest and penalties related to unrecognized tax benefits of $177,000. For additional disclosures related to FIN 48, see Note 3 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of December 31, 2007 and December 31, 2006 were $9,450,000 and $8,530,000, respectively, net of valuation allowances of $2,826,000 and $3,967,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
Legal Contingencies
The Company is currently involved in certain legal proceedings. As discussed in Note 12 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges in 2007, 2006 or 2005. As of December 31, 2007 and December 31, 2006, goodwill totaled $22,006,000 and $22,548,000 (representing 21% of total assets), respectively. For 2007 and 2006, there were four reporting units identified for impairment testing. Those units are SLPE, MTE, Teal and RFL.
Impairment Of Long-Lived And Intangible Assets
The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no asset impairment charges for the periods presented.
Environmental Expenditures
The Company is subject to United States, Mexican, Chinese and United Kingdom environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal, state and local environmental laws and regulations, including those that require it to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where the Company has ceased operations. It is impossible to predict precisely what affect these laws and regulations will have in the future.
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During the fourth quarter of fiscal 2006, the Company recorded a $4,000,000 reserve in response to an EPA letter related to remediation of a designated Superfund Site. Additional information pertaining to environmental matters is found in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. See the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.
Liquidity And Capital Resources

	December 31,	December 31,
	2007	2006	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$733	$757	$(24)	(3%)
Bank debt	$6,000	$19,800	$(13,800)	(70%)
Working capital	$30,606	$27,511	$3,095	11%
Shareholders’ equity	$61,629	$50,419	$11,210	22%

At December 31, 2007, the Company maintained a cash balance of $733,000, and outstanding bank debt of $6,000,000. At December 31, 2007, the Company had a total capacity under its Revolving Credit Facility of $30,000,000, less $655,000 related to an outstanding letter of credit. During fiscal 2007, the net cash provided by continuing operating activities was $15,232,000, as compared to net cash provided by continuing operating activities of $6,327,000 during fiscal 2006. The primary sources of cash provided by continuing operating activities for 2007 were income from continuing operations of $10,274,000, an increase in other accrued liabilities of $1,246,000, of which the majority is related to a FIN 48 liability for uncertain tax positions of $1,752,000 and the add back of depreciation and amortization to income from continuing operations of $3,600,000. These sources of cash and add backs were partially offset by an increase in inventories of $1,152,000 and a decrease in accounts payable of $1,290,000. The increase in inventory is primarily related to increased sales at SLPE, higher backlog and relatively low levels of inventory at December 31, 2006. SLPE and Teal reduced accounts payable by approximately $2,005,000 and $672,000, respectively; while MTI and MTE increased accounts payable by $503,000 and $633,000, respectively. The primary sources of cash provided by continuing operating activities for 2006 were income from continuing operations of $6,860,000, an increase in accrued income taxes of $2,895,000 and the add back of depreciation and amortization to income from continuing operations of $2,605,000. These sources of cash and add backs were partially offset by an increase in accounts receivable of $5,104,000, a decrease in accounts payable of $1,320,000 and deferred compensation and supplemental retirement payments of $1,397,000. The increase in accounts receivable was primarily due to sales increases at SLPE of approximately $2,948,000 related to Ault, as well as slower collections. RFL recorded increased receivables of $807,000, primarily due to the shipment of two large orders in the fourth quarter of 2006. Teal reported an increase in receivables of $461,000 due to higher sales in the fourth quarter of fiscal 2006, compared to 2005. SL-MTI recorded a $372,000 decrease in accounts receivable, in comparison to 2005. Accounts payable decreased primarily due to a $522,000 decrease of inventory purchased at SL-MTI. To a lesser extent, accounts payable also decreased at Teal, in comparison to the end of fiscal 2005. The decrease in deferred compensation and supplemental retirement payments was primarily related to payments of approximately $814,000 made to two individuals who have left the Company.

During 2007, net cash used in investing activities was $2,090,000. Investing activities related to the purchases of machinery, building improvements and manufacturing equipment in the amount of $1,742,000 and to the purchase of software licenses in the amount of $283,000. During 2006, net cash used in investing activities was $34,803,000, primarily related to the acquisitions of Ault and MTE in the amount of $31,766,000, net of cash acquired. Current year acquisition costs incurred for Ault in 2006 were $16,160,000 and for MTE were $15,606,000 (additional information pertaining acquisitions is found in Note 14 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).
During 2007, net cash used in financing activities was $10,960,000, primarily due to repayment of debt of $13,800,000 under the Revolving Credit Facility, partially offset by the proceeds of $2,654,000 from the exercise of stock options. During 2006, net cash provided by financing activities was $20,045,000, primarily due to borrowings of $19,800,000 to fund the acquisitions of Ault and MTE, partially offset by the proceeds of $930,000 from the exercise of stock options.
During 2005 and until August 2, 2005, the Company was a party to a three-year senior secured credit facility with LaSalle Business Credit LLC, which was secured by all of the Company’s assets. On August 2, 2005, the Company repaid the outstanding balances under such senior credit facility in the amount of $1,641,000. The Company also paid $212,000 in early termination and legal fees. On August 3, 2005, the Company entered into the Revolving Credit Facility (see Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K).
The Company’s current ratio was 2.10 to 1 at December 31, 2007 and 1.94 to 1 at December 31, 2006. This ratio increased mainly due to the decreased accounts payable, accrued income taxes and the classification of certain environmental accruals as long term liabilities. The Company decreased the current portion of its accrual for environmental liabilities by approximately $1,037,000 in 2007.
As a percentage of total capitalization, consisting of debt and shareholders’ equity, total borrowings by the Company were 9% at December 31, 2007 and 28% at December 31, 2006. During 2007, total borrowings decreased by $13,800,000, compared to an increase in borrowings of $19,800,000 during 2006.
The capital expenditures of $1,742,000 made in 2007 primarily related to machinery and equipment purchases. Capital expenditures of $3,055,000 were made in 2006, primarily for machinery, building improvements and manufacturing equipment. Also, SLPE spent approximately $1,200,000 on facility costs related to its move to a new corporate office. The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company’s operating segments recorded income from operations in 2007 and 2006.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at December 31, 2007 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,544	$1,992	$1,079	$—	$4,615
Debt	—	6,000	—	—	6,000
Capital Leases	8	12	—	—	20
Other Obligations	411	—	—	—	411

	$1,963	$8,004	$1,079	$—	$11,046

Other obligations include the Company’s withdrawal liability to a union-administered defined benefit multi-employer pension plan to which SurfTech had made contributions (see Note 2 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K). This obligation in the amount of approximately $411,000 was paid off in February 2008.
Off-Balance Sheet Arrangements
It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

	Years Ended December 31,
	2007	2006	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$91,072	$87,949	$3,123	4%
High Power Group	58,025	39,993	18,032	45%

Total	149,097	127,942	21,155	17%

SL-MTI	28,256	25,704	2,552	10%
RFL	23,510	23,127	383	2%

Total	$200,863	$176,773	$24,090	14%

	Years Ended December 31,
	2007	2006	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$8,233	$6,316	$1,917	30%
High Power Group	7,810	5,836	1,974	34%

Total	16,043	12,152	3,891	32%

SL-MTI	3,469	1,555	1,914	123%
RFL	2,677	2,217	460	21%
Other	(6,170)	(4,871)	(1,299)	(27%)

Total	$16,019	$11,053	$4,966	45%

Consolidated net sales for 2007, compared to 2006, increased by $24,090,000, or 14%. The Power Electronics Group recorded a sales increase of $21,155,000, or 17%. This increase was primarily due to the acquisition of MTE, which contributed $17,173,000 of the sales increase in 2007. Without MTE, the sales increase of the Power Electronics Group would have been $3,982,000, or 3%. SL-MTI recorded a sales increase of $2,552,000. Net sales at RFL increased by $383,000 in 2007. In the fourth quarter of 2007, SL-MTI and RFL recorded increased sales of 7% and 6%, respectively, while the High Power Group recorded a sales increase of 4%. The inclusion of MTE for a full quarter in 2007, compared to two months for the fourth quarter of 2006, accounted for the increase. SLPE recorded a 6% decrease in net sales in the fourth quarter 2007, compared to the 2006 fourth quarter.
The Company’s income from operations increased to $16,019,000, or 45%, in 2007, compared to $11,053,000 in 2006. All of the Company’s operating business segments recorded income from operations in 2007 and 2006.

Income from continuing operations in 2007 was $10,274,000, or $1.75 per diluted share, compared to income from continuing operations in 2006 of $6,860,000, or $1.18 per diluted share. In 2007 and 2006, income from continuing operations benefited by approximately $756,000 and $513,000, or $0.13 and $0.09 per diluted share, respectively, due to research and development tax credits. The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE (a combination of Condor and Ault) recorded net sales of $91,072,000, or 45% of consolidated net sales, for 2007, compared to $87,949,000, or 50% of consolidated net sales, in 2006. At SLPE, the net sales of its medical equipment product line increased by approximately 18%, partially offset by decreases in its other product lines. Domestic sales represented 82% of SLPE net sales in 2007 and 81% of SLPE net sales in 2006. SLPE reported income from operations of $8,233,000 in 2007, which represented an increase of 30% from 2006.
The High Power Group (a combination of Teal and MTE) reported net sales of $58,025,000, or 29% of consolidated net sales, compared to $39,993,000, or 23% of consolidated net sales, in 2006. Teal, which is part of the High Power Group, recorded a net sales increase of $859,000, or 2%. This increase is attributable to sales of its medical imaging equipment, which increased by $1,700,000. Sales of Teal’s other product lines decreased in 2007. The High Power Group reported income from operations of $7,810,000 in 2007, which was an increase of 34%. This increase is attributable to MTE, which increased income from operations by $2,469,000. Income from operations at Teal decreased by $495,000, primarily due to a combination of higher cost of products sold and operating expenses, partially offset by a 2% increase in sales.
SL-MTI’s net sales in 2007 increased approximately $2,552,000, or 10%, while income from operations increased by $1,914,000, or 123%. These results were driven by a sales increase of $2,546,000, or 11%, attributable to customers in the defense and commercial aerospace industries, and to a lesser extent, medical equipment manufacturers. The increase in income from operations is primarily due to a 3% increase in gross margin, resulting from higher volume, favorable product mix and greater manufacturing efficiencies. In addition, SL-MTI did not incur material severance costs in 2007, which totaled $483,000 in 2006. Income from operations also improved as engineering and product development costs decreased $895,000 from the unusually large product development costs incurred in 2006. In 2007, increased sales volume and bonus accruals caused a 22% increase in selling, general and administrative expenses.
RFL’s net sales in 2007 increased approximately $383,000, or 2%, while income from operations increased by approximately $460,000, or 21%. Sales of RFL’s protection products increased by 34%, aided by sales of a new product. RFL’s customer service sales also increased in 2007. In 2007, sales of carrier communications products decreased by 20%. Domestic sales increased by 12% in 2007. Export sales decreased by 25%, primarily due to reduced sales in the Asia Pacific region, which had experienced significant growth in 2006. Income from operations increased primarily as a result of increased sales volume and improved gross margin. Selling, general and administrative costs increased by $106,000. During the year, RFL realized benefits of $341,000 due to the sale of securities, the receipt of a death benefit and the reduction of a potential claim pertaining to certain insurance policies carried by RFL. Without these benefits, selling, general and administrative expenses would have increased by $447,000. These expenses increased due to increased commissions, pension plan matching costs and bonus accruals.
Cost Of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% in 2007, compared to 68% in 2006. Without MTE, cost of products sold percentage remained relatively unchanged. SLPE cost of products sold percentage remained at 69% in 2007. During the fourth quarter of 2007, cost of products sold percentage decreased by approximately 5%, when compared to the fourth quarter of 2006, due primarily to increased labor efficiencies at the plant in Mexicali, Mexico. SLPE also incurred severance costs in 2006, which were not recurring in 2007. The cost of products sold percentage for the High Power Group decreased slightly for the year, primarily due to the inclusion of MTE for a full year in 2007. Product mix, higher raw materials costs and manufacturing inefficiencies at its plant in Tecate, Mexico increased Teal’s costs of products sold percentage by approximately 1%. Approximately 70% of Teal products are manufactured at the Tecate facility. SL-MTI experienced a decrease in its cost of products sold percentage to 72% in 2007, from 75% in 2006. This decrease is primarily due to a 10% increase in sales volume, product mix and higher plant productivity. Also SL-MTI incurred approximately $426,000 in severance costs in 2006, which were not recurring in 2007. RFL’s cost of products sold percentage improved by approximately 2%, as a result of product mix and lean manufacturing initiatives implemented in 2007.
Engineering And Product Development Expenses
As a percentage of net sales, engineering and product development expenses were approximately 6% in 2007 and 7% in 2006. Engineering and product development expenses increased by approximately $491,000, or 4%. Without the inclusion of MTE, engineering and product development expenses would have decreased by $391,000, or 3%. SL-MTI’s engineering and product development costs decreased by 36%, primarily due to higher customer development funding in 2007 and an unusually high level of expenditures in 2006. SLPE experienced an increase in engineering and product development costs of $509,000, or 8%, partially due to the inclusion of the Ault product line for a full year in 2007, compared to eleven months in 2006. Higher agency approval costs also contributed to higher costs at SLPE. Engineering and product development costs at Teal and RFL remained stable in 2007.
Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 17% of net sales for 2007 and 2006. These expenses increased by $3,369,000, or 11%, while sales increased 14% from prior year. Without MTE, selling, general and administrative expenses would have increased by $879,000, or 3%, on a sales increase of 4%. SLPE recorded a $1,476,000, or 11%, decrease in selling, general and administrative costs on a sales increase of 4%, primarily related to reduced salaries, reduced travel expenses and the elimination of redundant general and administrative functions for Ault and Condor. SL-MTI recorded a $443,000, or 22%, increase in selling, general and administrative costs, due to increased sales volume and bonus accruals. RFL recorded a $106,000, or 2%, increase in selling, general and administrative costs. As mentioned previously, RFL recorded a benefit of $341,000 in 2007 related to certain insurance policies. Without this benefit, selling, general and administrative costs would have increased by $447,000 as a result of increased commissions, pension plan matching costs and bonus accruals. Teal incurred increased costs of $233,000, or 7%, on a sales increase of 2%. The increase at Teal was primarily due to stock-based compensation arrangements and bonus accruals. The Corporate and Other selling, general and administrative expenses increased by $1,299,000, which is attributable to stock-based compensation arrangements, bonus expenses, consulting fees and professional services associated with litigation, compliance reviews and international tax and planning advice. These increases were partially offset by a $224,000 credit related to the Company’s insurance programs recorded in the second quarter of 2007.
Depreciation And Amortization Expenses
Depreciation and amortization expenses in 2007 were $3,600,000, an increase of approximately $995,000, or 38%. This increase is primarily related to the increase in amortization expense related to the Ault and MTE acquisitions, which are recorded for a full year in 2007. Amortization expense of intangibles for Ault and MTE amounted to $413,000 and $508,000, respectively. Depreciation and amortization expense was approximately 2% of net sales for each of 2007 and 2006.
Amortization Of Deferred Financing Costs
In connection with entering into the Revolving Credit Facility, on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the term of the Revolving Credit Facility.
Interest Income (Expense)
In 2007, interest income was $47,000, compared to $35,000 in 2006. Interest expense in 2007 was $855,000, compared to $744,000 in 2006. The increase in interest expense for 2007 is related to the increased debt levels incurred to finance the acquisitions of Ault and MTE.
Taxes
The effective tax rate for 2007 was approximately 32%. In 2006, the effective tax rate was 33%. The rates for both periods reflect the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits and foreign tax credits. The benefit rate related to the recording of research and development tax credits was 5% for both 2007 and 2006. The effective tax rate was nominally affected by foreign tax credits in 2007 and 2006.
Discontinued Operations
During 2007, the Company recorded a loss from discontinued operations, net of tax, of $1,863,000. These charges related to ongoing environmental remediation and legal costs. In 2006, the Company recorded a loss from discontinued operations, net of tax, of $3,307,000. This amount consisted primarily of estimated environmental remediation liabilities of $2,480,000, net of tax, related to the Pennsauken Site. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K. Other costs are related to ongoing environmental and legal charges incurred during the year.

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

	Years Ended December 31,
	2006	2005	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$87,949	$43,233	$44,716	103%
High Power Group	39,993	32,777	7,216	22%

Total	127,942	76,010	51,932	68%

SL-MTI	25,704	28,085	(2,381)	(8%)
RFL	23,127	22,778	349	2%

Total	$176,773	$126,873	$49,900	39%

	Years Ended December 31,
	2006	2005	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$6,316	$4,543	$1,773	39%
High Power Group	5,836	4,911	925	19%

Total	12,152	9,454	2,698	29%

SL-MTI	1,555	3,371	(1,816)	(54%)
RFL	2,217	2,284	(67)	(3%)
Other	(4,871)	(4,911)	40	1%

Total	$11,053	$10,198	$855	8%

Consolidated net sales for 2006, compared to 2005, increased by $49,900,000, or 39%. The Power Electronics Group recorded a sales increase of $51,932,000, or 68%. This increase was primarily due to the acquisition of Ault, which contributed $48,347,000 to net sales in 2006. In addition, an increase of $2,856,000 was related to the acquisition of MTE, which is reported in the results of the High Power Group. Without the acquisitions completed during the year, sales within this Group would have increased by $729,000 in 2006. SL-MTI recorded a sales decrease of $2,381,000, compared to 2005. Net sales at RFL increased by $349,000 in 2006.
The Company’s income from operations increased to $11,053,000, or 8%, in 2006, compared to $10,198,000 in 2005. All of the Company’s operating business segments recorded income from operations in 2006 and 2005.
Income from continuing operations in 2006 was $6,860,000, or $1.18 per diluted share, compared to income from continuing operations in 2005 of $7,620,000, or $1.33 per diluted share. Income from continuing operations benefited by approximately $513,000, or $0.09 per diluted share, due to research and development tax credits recorded during 2006. In 2005, income from continuing operations benefited by approximately $1,035,000, or $0.18 per diluted share, due to foreign tax credits and by approximately $470,000, or $0.08 per diluted share, due to research and development tax credits. The

Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE (a combination of Condor and Ault) recorded net sales of $87,949,000, or 50% of consolidated net sales, for 2006, compared to $43,233,000, or 34% of consolidated net sales, in 2005. At SLPE, the net sales of the Condor product line decreased $3,631,000, or 8%. International sales, which represent approximately 22% of total net sales of the Condor product line, increased approximately 10%. SLPE reported income from operations of $6,316,000 in 2006, which represented an increase of 39%. The High Power Group (a combination of Teal and MTE) reported net sales of $39,993,000, or 23% of consolidated net sales, compared to $32,777,000, or 26% of consolidated net sales, in 2005. Not including MTE, net sales of the High Power Group increased by $4,360,000, or 13%, primarily attributable to sales of its medical imaging equipment. Sales of the Teal semiconductor product line increased by approximately $1,422,000, or 31%. The High Power Group reported income from operations of $5,836,000 in 2006, which was an increase of 19% from 2005, primarily due to increased sales, partially offset by higher cost of products sold and higher operating costs. For the two full months following its acquisition, MTE recorded net sales of $2,856,000 and income from operations of $389,000.
SL-MTI’s net sales in 2006 decreased approximately $2,381,000, or 8%, while income from operations decreased by $1,816,000, or 54%. These results were driven by a sales decrease of $3,759,000, or 20%, to customers in the defense industry. This decrease was partially offset by a sales increase of $1,507,000, or 23%, to customers in the commercial aerospace industry. The decline in income from operations is primarily due to lower sales of high-volume programs, which decreased factory productivity, and severance costs of $483,000, which were charged and paid in 2006. Engineering and product development expenses increased by 13%, primarily due to an increase in ongoing development programs and a decrease in customer funded programs. In 2006, SL-MTI decreased its selling, general and administrative expenses by 15% from prior year.
RFL’s net sales in 2006 increased approximately $349,000, or 2%, while income from operations decreased approximately $67,000, or 3%. Sales of RFL’s communications product line increased by $1,617,000, or 14%. Sales of the teleprotection product line decreased by $696,000, or 7%, and customer service sales decreased by $572,000, or 40%. RFL’s domestic sales decreased by $689,000, or 4%, while export sales increased by $1,038,000, or 19%, primarily due to the sale of its new product line to an international customer. Income from operations decreased primarily due to higher selling, general and administrative costs incurred in 2006.
Cost Of Products Sold
As a percentage of net sales, the Company’s cost of products sold was approximately 68% in 2006, compared to 65% in 2005. Not including Ault operations, which were acquired in January, the comparable percentages were similar. SLPE cost of products sold percentage increased to 69% in 2006, from 64% in 2005. This increase was due to increases in the cost of raw materials, labor inefficiencies and severance costs incurred at the SLPE plant in Mexicali, Mexico. Additionally, the percentage cost of products sold for the Ault product line was traditionally higher than for Condor products. The cost of products sold percentage for the High Power Group increased slightly, primarily due to increases in raw material costs, particularly prices for copper, and to a lesser extent the start-up cost associated with establishing manufacturing operations in Tecate, Mexico. SL-MTI experienced an increase in its cost of products sold percentage to 75% in 2006, from 71% in 2005. This increase was caused by lower plant productivity, higher overhead cost and severance costs of approximately $426,000. RFL’s cost of products sold percentage remained the same in 2006.
Engineering And Product Development Expenses
Engineering and product development expenses in 2006 remained at approximately 7% of net sales. Engineering and product development expenses increased by approximately $2,933,000, or 31%, compared to 2005. Engineering and product development expenses for the Ault product line amounted to $2,680,000. SL-MTI’s engineering and product development costs increased by 13%. Engineering and product development expenses for the Condor and Teal product lines increased by minor amounts. RFL decreased engineering and product development costs by 9%.
Selling, General And Administrative Expenses
Selling, general and administrative expenses for 2006 were approximately 17% of net sales, compared to 19% in 2005. These expenses increased by $7,144,000, or 30%, while sales increased 39% from prior year. Selling, general and administrative costs associated with Condor products decreased by 10% from prior year, while sales decreased by 8% over the period. The acquisitions of Ault and MTE added approximately $7,675,000 of selling, general and administrative costs. Without the acquisitions of Ault and MTE, selling, general and administrative costs would have decreased by $531,000. Selling, general and administrative expenses of the High Power Group, without the acquisition of MTE, increased by 7%, on a sales increase of 13%. RFL reported increased expenses of 6% from prior year. SL-MTI decreased expenses by 15%, on an 8% reduction in sales. Expense related to certain stock-based compensation arrangements with key executives were $39,000, compared to $268,000 in 2005.
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
Interest Income (Expense)
In 2006, interest income was $35,000, compared to $216,000 in 2005. Interest expense in 2006 was $744,000, compared to $522,000 in 2005. The increase in interest expense for 2006 was primarily related to an increase in interest rates and increased debt levels due to the acquisitions of Ault and MTE.

Taxes
The effective tax rate for 2006 was approximately 33%, compared to 19% in 2005. The effective tax rate for both periods reflects the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits, foreign tax credits and certain income exclusion benefits. The benefit rate related to the recording of research and development tax credit was 5% for both 2006 and 2005. The effective tax rate was nominally affected by foreign tax credits in 2006, while the Company recorded a benefit of 11% in 2005.
Discontinued Operations
In 2006, the Company recorded a loss from discontinued operations, net of tax, of $3,307,000. This amount consists primarily of estimated environmental remediation liabilities of $2,480,000, net of tax, related to the Pennsauken Site. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K. Other costs are related to ongoing environmental and legal charges incurred during the year, partially offset by insurance recoveries related to discontinued operations. In 2005, the Company recorded a loss from discontinued operations, net of tax, of $473,000. This amount consists primarily of the cost related to environmental and legal charges, partially offset by insurance recoveries related to discontinued operations.
Inflation
Management does not believe that inflation has had a material effect on the Company’s operations and financial condition. Management cannot be sure that operations will not be affected by inflation in the future.
New Accounting Pronouncements To Be Adopted
For a discussion on the impact of recently issued accounting pronouncements, see “New Accounting Standards” in the Consolidated Financial Statements incorporated by reference in “Item 8. Financial Statements and Supplementary Data” in Part IV of this Annual Report on
Form 10-K.
Environmental
See “Item 3. Legal Proceedings” in Part I of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company manufactures a significant portion of its products in Mexico and China and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in interest and foreign currency exchange rates did not have a material impact on earnings for 2007, and are not expected to have a material impact on earnings in 2008. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined.

See generally, “Item 1A. Business — Risk Factors” and “Item 1. Business — Foreign Operations” in Part I of this Annual Report on
Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are included in Part IV of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).
      The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and the Company’s directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting cannot prevent or detect every potential misstatement. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decline.
The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2007 and concluded that such internal control over financial reporting was effective as of December 31, 2007.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that require only management’s report in this Annual Report.
ITEM 9B. OTHER INFORMATION
On March 11, 2008, a bonus payment of $500,000 was awarded by the Compensation Committee to Steel Partners LLC (“SPL”), a company controlled by the Chairman of the Board, Warren Lichtenstein. The bonus payment was in recognition of SPL’s very significant contributions to the Company’s success during the year. SPL is also party to a management agreement with the Company, which provides for payments of $475,000 per annum by the Company to SPL on account of management and advisory services provided by SPL to the Company. Additional information pertaining to related party transactions is found in Note 17 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
On March 4, 2008, the Company announced that Warren Lichtenstein will step down as Chairman of the Board and not stand for reelection as a director at the Company’s next annual meeting of shareholders. Upon Mr. Lichtenstein’s departure, the Chairmanship of the Company will be assumed by Glen Kassan, current Vice Chairman of the Company. The Company also announced that John McNamara will stand for election to the Board of Directors. Both Mr. Kassan and Mr. McNamara are employees of SPL.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.
Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2007, is as follows:

	Number of	Weighted	Number of securities
	securities to	average	remaining available for
	be issued upon	exercise	future issuance under
	exercise of	price of	equity compensation plans
	outstanding	outstanding	excluding shares reflected
	options	options	in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	265,758	$8.976	—

Equity compensation plans not approved by security holders	none

Total	265,758	$8.976	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the Company’s independent auditor fees and services and other information required by Item 14 of Part III of this Report is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The information required by this Item is included elsewhere in this Annual Report on Form 10-K. Consolidated financial statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are filed as part of this Report. See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
(a) (2) Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are submitted herewith:
          Schedule II — Valuation and Qualifying Accounts
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

SL INDUSTRIES, INC. (Company)

By	/s/ James C. Taylor	Date	March 24, 2008

James C. Taylor
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	/s/ Warren G. Lichtenstein	Date	March 24, 2008

Warren G. Lichtenstein — Chairman of the Board

By	/s/ Glen M. Kassan	Date	March 24, 2008

Glen M. Kassan — Vice Chairman of the Board

By	/s/ James C. Taylor	Date	March 24, 2008

James C. Taylor — President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ David R. Nuzzo	Date	March 24, 2008

David R. Nuzzo — Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ J. Dwane Baumgardner	Date	March 24, 2008

J. Dwane Baumgardner — Director

By	/s/ Avrum Gray	Date	March 24, 2008

Avrum Gray — Director

By	/s/ James R. Henderson	Date	March 24, 2008

James R. Henderson — Director

By	/s/ James A. Risher	Date	March 24, 2008

James A. Risher — Director

By	/s/ Mark E. Schwarz	Date	March 24, 2008

Mark E. Schwarz — Director

INDEX TO EXHIBITS
The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description
2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

3.2	Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

10.1*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2*	1988 Deferred Compensation Agreement with a Certain Officer. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K dated November 9, 1990.

10.3*	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.4*	Capital Accumulation Plan. Incorporated by reference to the Company’s report on Form 10K/A for the fiscal period ended July 31, 1994.

10.5*	Change-in-Control Agreement dated May 1, 2001 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.6 *	Bonus Agreement dated August 5, 2002 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.7*	Management Agreement dated as of January 23, 2002 between the Company and Steel Partners, Ltd. Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit #	Description
10.8	Revolving Credit Agreement dated as of August 3, 2005, among Bank of America, N.A., as Agent and Lender, SL Industries, Inc., as parent borrower and Cedar Corporation, Condor D.C. Power Supplies, Inc., Condor Holdings, Inc., RFL Electronics, Inc., SL Auburn, Inc., SL Delaware, Inc., SL Surface Technologies, Inc., SL Montevideo Technology, Inc., SLW Holdings, Inc., Teal Electronics Corporation and Waber Power Ltd., collectively, as subsidiary borrowers. Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005.

14	Code of Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Company (transmitted herewith).

23	Consent of Independent Registered Public Accounting Firm (transmitted herewith).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SL Industries, Inc.
Index to Financial Statements and Financial Statement Schedule

Page number
in this report
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets	F3
Consolidated Statements of Income	F4
Consolidated Statements of Comprehensive Income	F4
Consolidated Statements of Shareholders’ Equity	F5
Consolidated Statements of Cash Flows	F6
Notes to Consolidated Financial Statements	F7 to F36
Financial Statement Schedule:
II. Valuation and Qualifying Accounts	F37

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SL Industries, Inc.
          We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
          As described in footnote 3 to the financial statements, SL Industries, Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.
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
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 27, 2008

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$733,000	$757,000
Receivables, net	30,068,000	30,621,000
Note receivable	—	563,000
Inventories, net	22,242,000	21,090,000
Prepaid expenses	959,000	1,576,000
Deferred income taxes, net	4,302,000	2,190,000

Total current assets	58,304,000	56,797,000

Property, plant and equipment, net	11,047,000	12,132,000
Deferred income taxes, net	5,148,000	6,340,000
Goodwill	22,006,000	22,548,000
Other intangible assets, net	6,741,000	7,472,000
Other assets and deferred charges	1,427,000	1,254,000

Total assets	$104,673,000	$106,543,000

LIABILITIES
Current liabilities:
Accounts payable	$12,612,000	$13,902,000
Accrued income taxes	495,000	1,347,000
Accrued liabilities
Payroll and related costs	7,948,000	6,742,000
Other	6,643,000	7,295,000

Total current liabilities	27,698,000	29,286,000

Debt	6,000,000	19,800,000
Deferred compensation and supplemental retirement benefits	2,812,000	2,884,000
Other liabilities	6,534,000	4,154,000

Total liabilities	43,044,000	56,124,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	42,999,000	40,889,000
Retained earnings	36,801,000	28,390,000
Accumulated other comprehensive (loss)	(70,000)	(29,000)
Treasury stock at cost, 2,449,000 and 2,658,000 shares, respectively	(19,761,000)	(20,491,000)

Total shareholders’ equity	61,629,000	50,419,000

Total liabilities and shareholders’ equity	$104,673,000	$106,543,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

Net sales	$200,863,000	$176,773,000	$126,873,000
Cost and expenses:
Cost of products sold	134,394,000	120,125,000	81,776,000
Engineering and product development	12,791,000	12,300,000	9,367,000
Selling, general and administrative	34,059,000	30,690,000	23,546,000
Depreciation and amortization	3,600,000	2,605,000	1,986,000

Total cost and expenses	184,844,000	165,720,000	116,675,000

Income from operations	16,019,000	11,053,000	10,198,000
Other income (expense):
Amortization of deferred financing costs	(88,000)	(88,000)	(485,000)
Interest income	47,000	35,000	216,000
Interest expense	(855,000)	(744,000)	(522,000)

Income from continuing operations before income taxes	15,123,000	10,256,000	9,407,000
Income tax provision	4,849,000	3,396,000	1,787,000

Income from continuing operations	10,274,000	6,860,000	7,620,000
(Loss) from discontinued operations (net of tax)	(1,863,000)	(3,307,000)	(473,000)

Net income	$8,411,000	$3,553,000	$7,147,000

Basic net income (loss) per common share
Income from continuing operations	$1.80	$1.22	$1.37
(Loss) from discontinued operations (net of tax)	(0.33)	(0.59)	(0.09)

Net income	$1.47	$0.63	$1.29 *

Diluted net income (loss) per common share
Income from continuing operations	$1.75	$1.18	$1.33
(Loss) from discontinued operations (net of tax)	(0.32)	(0.57)	(0.08)

Net income	$1.43	$0.61	$1.25

Shares used in computing basic net income (loss) per common share	5,714,000	5,632,000	5,544,000
Shares used in computing diluted net income (loss) per common share	5,876,000	5,823,000	5,738,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

Net income	$8,411,000	$3,553,000	$7,147,000
Other comprehensive income (net of tax):
Foreign currency translation	(27,000)	(19,000)	—
Unrealized gain (loss) on securities	—	(67,000)	67,000

Comprehensive income	$8,384,000	$3,467,000	$7,214,000

*	Earnings per share for 2005 does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

							Accumulated
	Common Stock				Capital in		Other
	Issued		Held In Treasury		Excess of	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)

Balance December 31, 2004	8,298,000	$1,660,000	(2,844,000)	$(20,873,000)	$39,210,000	$17,690,000	$—
Net income						7,147,000
Unrealized gain on securities							67,000
Other, including exercise of employee stock options and related income tax benefits
Treasury stock sold			136,000	1,005,000	394,000
Stock repurchase plan			32,000	233,000	532,000
Treasury stock purchased			(25,000)	(420,000)

Balance December 31, 2005	8,298,000	$1,660,000	(2,701,000)	$(20,055,000)	$40,136,000	$24,837,000	$67,000.00

Net income						3,553,000
Foreign currency translation							(29,000)
Investments available for sale							(67,000)
Other, including exercise of employee stock options and related income tax benefits			92,000	691,000	515,000
Treasury stock sold			27,000	203,000	238,000
Treasury stock purchased			(76,000)	(1,330,000)

Balance December 31, 2006	8,298,000	$1,660,000	(2,658,000)	$(20,491,000)	$40,889,000	$28,390,000	$(29,000)

Net income						8,411,000
Foreign currency translation							(41,000)
Other, including exercise of employee stock options and related income tax benefits			233,000	1,857,000	1,381,000
Treasury stock sold			83,000	655,000	729,000
Stock repurchase plan			(12,000)	(177,000)
Treasury stock purchased			(95,000)	(1,605,000)

Balance December 31, 2007	8,298,000	$1,660,000	(2,449,000)	$(19,761,000)	$42,999,000	$36,801,000	$(70,000)

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$8,411,000	$3,553,000	$7,147,000
Adjustment for losses from discontinued operations	1,863,000	3,307,000	473,000

Income from continuing operations	10,274,000	6,860,000	7,620,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,216,000	2,129,000	1,605,000
Amortization	1,384,000	476,000	381,000
Amortization of deferred financing costs	88,000	88,000	485,000
Stock-based compensation	—	71,000	—
Non-cash compensation expense	638,000	39,000	268,000
Provisions for losses on accounts receivable	35,000	(173,000)	72,000
Cash surrender value of life insurance policies	(29,000)	11,000	(26,000)
Deferred compensation and supplemental retirement benefits	454,000	452,000	510,000
Deferred compensation and supplemental retirement benefit payments	(520,000)	(1,397,000)	(529,000)
Deferred income taxes	(183,000)	(942,000)	107,000
Loss on sales of equipment	79,000	16,000	12,000
Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
Accounts receivable	557,000	(5,104,000)	(731,000)
Note receivable	561,000	1,125,000	—
Inventories	(1,152,000)	305,000	1,269,000
Prepaid expenses	617,000	(87,000)	533,000
Other assets	—	451,000	(580,000)
Accounts payable	(1,290,000)	(1,320,000)	2,026,000
Other accrued liabilities	1,246,000	432,000	(1,487,000)
Accrued income taxes	257,000	2,895,000	(327,000)

Net cash provided by operating activities from continuing operations	15,232,000	6,327,000	11,208,000
Net cash (used in) operating activities from discontinued operations	(2,165,000)	(768,000)	(417,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,067,000	5,559,000	10,791,000

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(65,000)	(31,766,000)	—
Purchases of property, plant and equipment	(1,742,000)	(3,055,000)	(1,904,000)
Purchases of investments available for sale	—	—	(567,000)
Purchases of other assets	(283,000)	—	(465,000)
Proceeds from sale of equipment	—	18,000	—

NET CASH (USED IN) INVESTING ACTIVITIES	(2,090,000)	(34,803,000)	(2,936,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	22,570,000	55,163,000	—
Payments of Revolving Credit Facility	(36,370,000)	(35,363,000)	—
Payments of deferred financing costs	—	—	(258,000)
Payments of term loans	—	—	(2,015,000)
Proceeds from stock options exercised	2,654,000	930,000	1,399,000
Tax benefit from exercise of stock options	584,000	204,000	—
Treasury stock sales (purchases), net	(398,000)	(889,000)	345,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,960,000)	20,045,000	(529,000)

Effect of exchange rate changes on cash	(41,000)	(29,000)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,000)	(9,228,000)	7,326,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	757,000	9,985,000	2,659,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$733,000	$757,000	$9,985,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies
Background: SL Industries, Inc. (the “Company”), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic products and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company’s products are largely sold to original equipment manufacturers, the electric utility industry, and, to a lesser extent, commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Notes 15 and 16. The Company’s discontinued operations are described and defined in Note 2.
Basis Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2007 and December 31, 2006, cash and cash equivalents held in the United States are held principally at one financial institution.
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
Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $865,000 and $830,000 as of December 31, 2007 and December 31, 2006, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.
Inventories: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out (“FIFO”) method. Cost for certain inventories is determined using the last-in, first-out (“LIFO”) method. The Company ensures inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is set to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, defined as selling price less costs to complete and dispose and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable value of the inventory at current value, it would adjust its reserves accordingly.
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
Goodwill And Other Intangibles: The Company follows Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives.
Long-Lived Assets: The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses the recoverability of the asset either by estimated cash flows or independent appraisals.
Environmental Expenditures: Environmental expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Environmental expenditures that relate to former business units are reported as part of discontinued operations. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, and are not reduced by potential claims for recovery from the Company’s insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors including changes in technology or regulations.
Debt Issuance Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt.
Product Warranty Costs: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2007, 2006 and 2005, these expenses were $561,000, $642,000 and $273,000, respectively.
Advertising Costs: Advertising costs are expensed as incurred. For 2007, 2006 and 2005, these costs were $496,000, $529,000 and $289,000, respectively.
Research And Development Costs: Research and development costs are expensed as incurred. For 2007, 2006 and 2005, these costs were $3,094,000, $3,040,000 and $3,319,000, respectively.
Income Taxes: The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company establishes valuation allowances if the Company believes that it is more likely than not that some of the deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it is more likely than not that the benefit will be sustained on audit by the taxing authority based on the merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, based on the Company’s judgment, is greater than fifty percent likely to be realized. The Company records interest and penalties related to unrecognized tax benefits as income tax expense.
Foreign Currency Conversion: Assets and liabilities of foreign operations are translated from local currency to U.S. dollars at the exchange rate rates in effect at the end of the fiscal period. Gains and losses from the translation of foreign operations are included in accumulated other comprehensive (loss) on the Company’s Consolidated Balance Sheets. Revenue and expenses are translated at average monthly exchange rates. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the Company’s Consolidated Statement of Income.
Use Of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas that require the use of management estimates relate to product warranty costs, accrued liabilities related to litigation, allowance for doubtful accounts, allowance for inventory obsolescence and environmental costs.

Net Income Per Common Share: The Company has presented net income per common share pursuant to FASB Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.
Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.
The table below sets forth the computation of basic and diluted net income per share:

	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
For the Year Ended December 31, 2007:
Basic net income per common share	$8,411	5,714	$1.47
Effect of dilutive securities	—	162	(0.04)

Diluted net income per common share	$8,411	5,876	$1.43

For the Year Ended December 31, 2006:
Basic net income per common share	$3,553	5,632	$0.63
Effect of dilutive securities	—	191	(0.02)

Diluted net income per common share	$3,553	5,823	$0.61

For the Year Ended December 31, 2005:
Basic net income per common share	$7,147	5,544	$1.29
Effect of dilutive securities	—	194	(0.04)

Diluted net income per common share	$7,147	5,738	$1.25

For the years ended December 31, 2007 and December 31, 2006, zero and 13,000 stock options were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application method. Prior to adopting SFAS 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.
The Company maintains two shareholder approved stock option plans: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). Both plans have expired, however, stock options issued under each plan remain outstanding.

The Director Plan provided for the granting of nonqualified options to purchase up to 250,000 shares of the Company’s common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees, when elected. The Director Plan enabled the Company to grant options, with an exercise price per share not less than fair market value of the Company’s common stock on the date of grant, which are exercisable at any time. Each option granted under the Director Plan expires no later than ten years from date of grant. The expiration date of the Director Plan was May 31, 2003. The 1991 Incentive Plan enabled the Company to grant either nonqualified options, with an exercise price per share established by the Board’s Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant, which are exercisable at any time. Each option granted under the 1991 Incentive Plan expires no later than ten years from date of grant. The Plan expired on September 25, 2001 and no future options can be granted under the Plan.
There were no incentive stock options issued in 2007 and 2006. During 2005, the Company issued, to a newly retained executive, 25,000 incentive stock options in accordance with the rules and regulations of the Securities and Exchange Commission. At December 31, 2006, approximately 12,000 of these options were vested. These options were forfeited, unexercised, in March 2007.
For the twelve months ended December 31, 2007, the Company did not recognize any stock-based employee compensation expense related to stock options under the provisions of SFAS 123(R). Also under the standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the twelve months ended December 31, 2006, the Company recognized stock-based employee compensation expense of $71,000, less a related income tax benefit of approximately $28,000 under the provisions of SFAS 123(R). For the twelve months ended December 31, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB 25. However, the Company has recognized an expense of approximately $638,000 and $39,000 in the years ended December 31, 2007 and December 31, 2006, respectively, in compensation expense related to certain stock-based compensation arrangements.
The following table illustrates the pro forma effect on earnings per share if the Company had accounted for its stock option plans prior to January 1, 2006, using the fair value method of accounting under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Years Ended
December 31,
2005
(in thousands,
except per share
amounts)
Net income, as reported	$7,147
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	170

7,317

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(280)

Pro forma net income	$7,037

Earnings per common share:
Basic — as reported	$1.29
Basic — pro forma	$1.27

Diluted — as reported	$1.25
Diluted — pro forma	$1.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Years Ended
December 31,
2005
Expected dividend yield	0%
Expected stock price volatility	36.87%
Risk-free interest rate	4.35%
Expected life of stock option	5 years
At December 31, 2007 and December 31, 2006, there was no unrecognized compensation expense associated with unvested stock options. During the twelve month periods ended December 31, 2007 and December 31, 2006, the total intrinsic value of options exercised was $2,094,000 and $588,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $584,000 and $204,000, respectively.
There were no options granted during the twelve months ended December 31, 2007 and December 31, 2006.
Stock Options: The following table summarizes the Company’s Director Plan for fiscal years 2005 through 2007.

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price

Outstanding and exercisable as of December 31, 2004	145	$4.75 to $14.625	$7.31
Exercised	(11)	$4.75 to $8.5625	$6.15

Outstanding and exercisable as of December 31, 2005	134	$6.00 to $14.625	$7.40
Exercised	(11)	$6.875 to 10.50	$8.26

Outstanding and exercisable as of December 31, 2006	123	$6.00 to $14.625	$7.32
Exercised	(5)	$7.1875 to $13.6875	$9.53

Outstanding and exercisable as of December 31, 2007	118	$6.00 to $14.625	$7.23

As of December 31, 2007, there were no shares available for grant.
The following table summarizes information for fiscal years 2005 through 2007 related to the 1991 Incentive Plan and the options issued in 2005:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price

Outstanding as of December 31, 2004	600	$5.75 to $13.50	$10.84
Granted	25	$17.01 to $17.01	$17.01
Exercised	(126)	$5.75 to $13.50	$10.58

Outstanding as of December 31, 2005	499	$5.75 to $17.01	$11.21
Exercised	(81)	$5.75 to $13.50	$10.36
Cancelled	(13)	$17.01 to $17.01	$17.01

Outstanding as of December 31, 2006	405	$5.75 to $17.01	$11.20
Exercised	(228)	$5.75 to $13.50	$11.45
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding as of December 31, 2007	148	$5.75 to $13.50	$10.37

The number of shares exercisable as of December 31, 2007, was 148,000.

Transactions from December 31, 2004 through December 31, 2007, under the above plans, were as follows:

				Weighted
				Average Life
	Shares		Weighted Average	Remaining
	(in thousands)	Option Price	Exercise Price	(years)

Outstanding as of December 31, 2004	745	$4.75 to $14.625	$10.154	5.52
Granted	25	$17.01 to $17.01	$17.01
Exercised	(137)	$4.75 to $13.50	$10.24

Outstanding as of December 31, 2005	633	$5.75 to $17.01	$10.406	4.78
Exercised	(92)	$5.75 to $13.50	$10.11
Cancelled	(13)	$17.01 to $17.01	$17.01

Outstanding as of December 31, 2006	528	$5.75 to $17.01	$10.302	3.80
Exercised	(233)	$5.75 to $13.6875	$11.40
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding as of December 31, 2007	266	$5.75 to $14.625	$8.976	3.52

Exercisable as of December 31, 2007	266	$5.75 to $14.625	$8.976

The following table lists the outstanding options and exercisable options as of December 31, 2007, into three ranges:

			Weighted Average
Options Outstanding	Range of Option Prices per	Weighted Average	Life Remaining
(in thousands)	Share	Exercise Price	(years)

132	$5.75 to $8.04	$5.968	4.7
105	$9.21875 to $12.175	$11.527	2.6
29	$12.3125 to $14.625	$13.399	1.5

266
New Accounting Standards
Recently Issued Standards
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including (1) earn-outs and other forms of contingent consideration will be recorded at fair value on the acquisition date, (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs will generally be expensed as incurred, (4) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and (5) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will impact income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption of SFAS 141R is prohibited. The Company expects that SFAS 141R will have an impact on accounting for future business combinations once adopted, but the affect is dependent upon the acquisitions that are made in the future.
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for non-controlling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and that they be clearly identified and presented on the face of the consolidated statement of income. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption is prohibited. The Company is in the process of evaluating the impact SFAS 160 will have on its Consolidated Financial Statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company does not intend to apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 will not have an impact on its Consolidated Financial Statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects that SFAS 157 will have on the reporting of its financial position, results of operations or debt covenants.
In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new standard will have a material affect on the reporting of its financial position or results of operations.
Recently Adopted Standards
In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.
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
Note 2. Discontinued Operations
SL Waber, Inc.
Effective August 27, 2001, the Company sold substantially all of the assets of SL Waber, Inc. (“SL Waber”) and stock of Waber de Mexico S.A. de C.V. SL Waber was a producer of surge suppression devices and power strips. As part of this transaction, the purchaser acquired the rights to the SL Waber name and assumed certain liabilities and obligations of SL Waber. Subsequent to the sale, the Company changed the name of SL Waber to SLW Holdings, Inc. (“SLW Holdings”). The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.
Elektro-Metall Export GmbH
On January 6, 2003, the Company sold its wholly-owned, indirect German subsidiary, Elektro-Metall Export GmbH (“EME”). EME was a producer of electronic actuation devices and cable harness systems sold to original equipment manufacturers in the aerospace and automotive industries. Its operations were located in Ingolstadt, Germany and Paks, Hungary. The net income or losses of this subsidiary are included in the consolidated statements of income under discontinued operations for all periods presented.
SL Surface Technologies, Inc.
On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. (“SurfTech”). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and buildings on which SurfTech’s operations were conducted. As a result of the sale, the Company recorded an after tax loss of $442,000, which included severance, closing costs and a required contribution to a union pension plan discussed more fully below. During the fourth quarter of 2006, the Company recorded a $4,000,000 reserve related to estimated environmental remediation liabilities associated with the past operations of SurfTech (See Note 12). The losses of this subsidiary, including the reserve noted above in the amount of $2,480,000, net of tax, are included in the consolidated statements of income under discontinued operations for all periods presented.
SurfTech had made contributions, based on rates per hour, as specified in two union agreements, to two union-administered defined benefit multi-employer pension plans. Under the multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan’s unfunded vested benefits liability. At December 31, 2007, the Company’s liability related to withdrawal from this plan was approximately $411,000. This liability was fully paid and discharged on February 8, 2008.
Note 3. Income Taxes
Income tax provision (benefit) for the fiscal years 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Income tax from continuing operations	$4,849	$3,396	$1,787
Income tax (benefit) provision from discontinued operations	(1,173)	(1,986)	(295)

Total	$3,676	$1,410	$1,492

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
U.S.	$14,172	$10,241	$9,378
Non-U.S.	951	15	29

	$15,123	$10,256	$9,407

The provision (benefit) for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$1,819	$2,455	$1,276
International	697	163	152
State	575	212	121
Deferred:
Federal	1,794	643	10
International	(122)	(251)	—
State	86	174	228

	$4,849	$3,396	$1,787

The benefit for income taxes related to discontinued operations for 2007 was $1,173,000. The benefit for income taxes related to discontinued operations for 2006 was $1,986,000.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Deferred compensation	$1,298	$1,191
Inventory valuation	427	782
Tax loss carryforward	3,841	4,712
Foreign tax credit carryforward	752	1,569
R&D tax credit carryforward	1,924	1,811
Other	2,054	969

	10,296	11,034

Less valuation allowances	(2,826)	(3,967)

	7,470	7,067

Deferred tax liabilities:
Accelerated depreciation and amortization	1,629	1,426

	1,629	1,426

	5,841	5,641

Assets & liabilities related to discontinued operations, net	3,609	2,889

	$9,450	$8,530

As of December 31, 2007 and December 31, 2006, the Company’s gross foreign tax credits totaled approximately $752,000 and $1,569,000, respectively. These credits can be carried forward for ten years and expire between 2013 and 2017.
As of December 31, 2007 and December 31, 2006, the Company’s research and development tax credits totaled approximately $1,924,000 and $1,811,000, respectively. Of these credits, approximately $1,520,000 can be carried forward for fifteen years and expire between 2013 and 2021, while $404,000 will carry over indefinitely.
The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $9,450,000 of the net deferred tax assets as of December 31, 2007 will be realized. The Company has an allowance of $2,826,000 provided against the gross deferred tax asset, which relates to the foreign and state net operating loss carryforwards. The Company has recorded a liability of $1,752,000 which was recorded in other long-term liabilities.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2007	2006	2005

Statutory rate	34%	34%	34%
Tax rate differential on extraterritorial income exclusion/ domestic manufacturing deduction benefit	(1)	(2)	(1)
International rate differences	2	(1)	2
State income taxes, net of federal income tax	3	4	4
Foreign tax credits	—	1	(11)
Research and development credits	(5)	(5)	(5)
Other	(1)	2	(4)

	32%	33%	19%

Effective January 1, 2007, the Company adopted FIN 48, which applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. The adoption of FIN 48 had no material impact on the Company’s financial position.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$2,695,000
Increases in tax positions taken in the current year	214,000
Increases in tax positions taken in prior years	141,000
Settlements	(265,000)

Gross unrecognized tax benefits at December 31, 2007	2,785,000

If recognized, all of the net unrecognized tax benefits at December 31, 2007 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $177,000.
The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. At December 31, 2007, the Company had been examined by the Internal Revenue Service (the “IRS”) through calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $60,000.

Note 4. Receivables
Receivables consist of the following:

	December 31,
	2007	2006
	(in thousands)
Trade receivables	$29,790	$31,044
Less: allowance for doubtful accounts	(865)	(830)

	28,925	30,214
Recoverable income taxes	58	—
Other	1,085	407

	$30,068	$30,621

Note 5. Concentrations Of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many industries and geographic regions. The Company seeks to limit its exposure of credit risks in any single country or region. All financial investments inherently expose holders to market risks, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities.
Note 6. Inventories
Inventories consist of the following:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$15,805	$15,307
Work in process	4,849	4,213
Finished goods	4,615	4,442

	25,269	23,962
Less: allowances	(3,027)	(2,872)

	$22,242	$21,090

The above includes certain inventories which are valued using the LIFO method, which aggregated $4,935,000 and $4,697,000 as of December 31, 2007 and December 31, 2006, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2007 and December 31, 2006 was approximately $711,000 and $738,000, respectively.

Note 7. Property, Plant And Equipment
Property, plant and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land	$1,170	$1,170
Buildings and leasehold improvements	8,650	9,127
Equipment and other property	25,152	25,738

	34,972	36,035
Less: accumulated depreciation	(23,925)	(23,903)

	$11,047	$12,132

Note 8. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,006	$—	$22,006	$22,548	$—	$22,548

Other intangible assets:
Customer relationships	3,700	553	3,147	3,300	45	3,255
Patents	1,219	924	295	1,219	805	414
Trademarks	1,672	—	1,672	1,772	—	1,772
Developed technology	1,700	334	1,366	1,700	30	1,670
Licensing fees	355	124	231	355	89	266
Covenant-not-to-compete	100	75	25	100	15	85
Other	51	46	5	51	41	10

Total other intangible assets	8,797	2,056	6,741	8,497	1,025	7,472

	$30,803	$2,056	$28,747	$31,045	$1,025	$30,020

The Company has allocated its adjusted goodwill balance to its reporting units and has conducted the impairment tests required by SFAS 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. There were no impairment charges related to goodwill and intangible assets recorded during 2007, 2006 and 2005.
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years;

patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $860,000 in 2008, $854,000 in 2009, $853,000 2010, $818,000 in 2011 and $713,000 in 2012.
Amortization expense related to intangible assets for 2007, 2006 and 2005 was $1,031,000, $213,000 and $112,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately eight years.
Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance				Balance
	December 31,	Deferred	Intangible	Purchase	December 31,
	2006	Taxes	Assets	Adjustments	2007
	( in thousands)

SLPE (Ault)	$3,999	$(474)	$0	$(12)	$3,513
High Power Group (MTE)	8,245	118	(300)	126	8,189
High Power Group (Teal)	5,055	—	—	—	5,055
RFL	5,249	—	—	—	5,249

Total	$22,548	$(356)	$(300)	$114	$22,006

During the twelve months ended December 31, 2007, the Company reduced goodwill related to the acquisition of Ault Incorporated (“Ault”) in the net amount of $486,000. The change in the carrying amount of goodwill (in thousands) for the twelve months ended December 31, 2007 is as follows:

Balance as of December 31, 2006	$3,999
Deferred tax assets	(474)
Purchase adjustments	(12)

Balance as of December 31, 2007	$3,513

The Company reduced goodwill during the period primarily due to a change in the estimated expected tax rate and utilization of the Company’s deferred tax assets, primarily related to net operating losses, recorded at acquisition.
During the year, the Company reduced goodwill related to the acquisition of MTE Corporation (“MTE”) in the net amount of $56,000. MTE was acquired on October 31, 2006

The change in the carrying amount of goodwill (in thousands) for the twelve months ended December 31, 2007 is as follows:

Balance as of December 31, 2006	$8,245
Intangible assets	(300)
Deferred tax assets	118
Inventory valuation adjustment	61
Purchase adjustments	65

Balance as of December 31, 2007	$8,189

Upon closing an acquisition, the Company estimates the fair value of assets and liabilities acquired and consolidates the acquisition as quickly as possible. The adjustments related to MTE were made during the first nine months of the year and related to revisions made to the initial fair value of intangible assets, the related deferred taxes recorded at acquisition, inventory valuation and additional direct acquisition costs. The adjustments resulted in a decrease of $100,000 in the value of trademarks, an increase of $400,000 in the value of customer relationships, a reduction of $118,000 to deferred taxes (related to the above adjustments), a decrease of $61,000 related to an inventory valuation adjustment and additional direct acquisition costs of $65,000.
Note 9. Debt
Debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
Prime rate loan	$—	$—
LIBOR rate loan	6,000	19,800

	6,000	19,800

Less: current portion	—	—

Total long-term debt	$6,000	$19,800

On August 3, 2005, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility had an original term of three years and was extended during the third quarter to June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate (“Prime rate loan”). The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of December 31, 2007, the Company had an outstanding balance of $6,000,000 under the Revolving Credit Facility, which bore interest at 6.75%.

As of December 31, 2006, the Company had an outstanding balance of $19,800,000 under the Revolving Credit Facility which bore interest of 6.25%.
The weighted average interest rate on borrowings during 2007 and 2006 was 6.38% and 6.47%, respectively.
Note 10. Accrued Liabilities – Other
Accrued liabilities – other consist of the following:

	December 31,
	2007	2006
	(in thousands)
Taxes (other than income) and insurance	$117	$430
Commissions	869	892
Accrued litigation and legal fees	927	476
Other professional fees	1,053	741
Environmental	514	1,455
Warranty	1,271	1,197
Deferred revenue	320	690
Other	1,572	1,414

	$6,643	$7,295

Included in the environmental accrual are estimates for all known costs believed to be probable for sites, which the Company currently operates or had operated at one time (see Note 12 for additional information). The change in the recorded balances from December 31, 2006 to December 31, 2007 is primarily due to the reclassifying of certain accrual amounts to other long-term liabilities based upon expected expenditures.
A summary of the Company’s warranty reserve is as follows:

	December 31,
	2007	2006
	(in thousands)
Liability, beginning of year	$1,197	$851
Acquired liability	—	181
Expense for new warranties issued	380	455
Expense related to accrual revisions for prior year	181	187
Warranty claims paid	(487)	(477)

Liability, end of period	$1,271	$1,197

Note 11. Retirement Plans And Deferred Compensation
During the twelve months ended December 31, 2007, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), Teal Electronics Corporation (“Teal”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”) and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
For the first four months of 2007, the Company also maintained a defined contribution pension plan covering all full-time, U.S. employees of MTE. The Company’s contributions to this plan were based on a percentage of employee contributions and/or plan year gross wages, as defined. On May 1, 2007, this plan was merged into the Company’s plan covering all the Company’s full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL and the corporate office, with the same terms and conditions.
Costs incurred under these plans during 2007, 2006 and 2005 amounted to approximately $1,352,000, $960,000 and $1,049,000, respectively. During 2006, the Company maintained five separate plans, four of which were merged into one plan on January 2, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $415,000 $386,000 and $422,000 for 2007, 2006 and 2005, respectively.
The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2007, the aggregate death benefit totaled $522,000, with the corresponding cash surrender value of all policies totaling $279,000.
As of December 31, 2007, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $279,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $15,000, $20,000 and $17,000 for 2007, 2006 and 2005, respectively.

Note 12. Commitments And Contingencies
Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2012. The minimum rental commitments as of December 31, 2007 are as follows:

	Operating	Capital
	(in thousands)
2008	$1,544	$8
2009	1,147	12
2010	845	—
2011	563	—
2012	516	—
Thereafter	—	—

Total minimum payments	$4,615	$20

Less: interest		—

Total principal payable		$20

For 2007, 2006 and 2005, rental expense applicable to continuing operations aggregated approximately $2,173,000, $2,386,000 and $1,456,000, respectively.
Letters Of Credit: As of December 31, 2007 and December 31, 2006, the Company was contingently liable for $655,000 and $620,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.
Litigation: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company’s business.
In February 2008, the Company received notice of a Complaint filed in the United States District Court for the District of Massachusetts. The Complaint was filed by a former customer of Ault (which was acquired by the Company in January 2006). The claim is for an unspecified amount of damages and concerns a dispute for alleged failure to provide indemnification for a third party claim under a Design Services Agreement. The Company believes the claims set forth in the Complaint are without merit and intends to vigorously pursue defenses in this matter. Notwithstanding the outcome of these allegations, the Company does not believe this litigation will have a material adverse effect on its consolidated financial position or results of operations.
On June 12, 2002, the Company and SurfTech (a wholly owned subsidiary, the operating assets of which were sold in November 2003), were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).

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
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs have appealed the Court’s decision.
It is management’s opinion that the impact of legal actions brought against the Company and its operations will not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.
Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,284,000, of which $4,770,000 is included as other long-term liabilities. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. Although these contingencies could result in additional expenses or judgments, or offsets thereto; however, at the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These sites are the Company’s properties located in Pennsauken, New Jersey (the “Pennsauken Site”), and in Camden, New Jersey (the “Camden Site”). With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. In addition, in 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a potential responsible party (a

“PRP”) in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The Company believes it has a significant defense against all or any part of the claim because technical data generated as part of previous remedial activities do not demonstrate that offsite migration of contaminants from the Pennsauken Site contributed to the Puchack Wellfield. Moreover, the Company believes the recent action by the EPA should supersede the NJDEP directives.
In late August 2006, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
Following the issuance of its Record of Decision, in early November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
Notwithstanding these assertions, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site contributed to the contamination of the Puchack Wellfield. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have contributed only a portion of the total contamination delineated at the Puchack Wellfield. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006.

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
The Company has reported soil and ground water contamination on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to approve and implement a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $284,000, which has been accrued at December 31, 2007. These costs are recorded as a component of continuing operations.
The Company filed claims with several of its insurers seeking reimbursement for past and future environmental costs. In settlement of its claims, the Company received aggregate cash payments of $2,800,000 prior to fiscal 2001 and contingent commitments from three insurers to pay a portion of environmental costs associated with the Pennsauken Site equal to: 15% of costs up to $300,000, 15% of costs up to $150,000 and 20% of costs up to $400,000, respectively. The Company has received from these three insurers a total of $821,000 as payment of their contingent commitments through 2007. These payments have been recorded as income, net of tax, in discontinued operations.
As of December 31, 2007 and December 31, 2006, environmental accruals of $5,284,000 and $5,188,000, respectively, have been recorded by the Company.
Employment Agreements: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from three to 24 months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2007 and if these employees had been terminated during the year, the payments would have aggregated approximately $3,293,000 under such change-of-control agreements.
Note 13. Cash Flow Information
Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Interest paid	$1,001	$604	$489
Income taxes paid	$2,853	$1,671	$1,480

Note 14. Acquisitions
Ault Incorporated: On January 26, 2006, the Company completed the acquisition of Ault. The total purchase price for the common stock of Ault was approximately $13,986,000, which included the shares already owned by the Company. The Company also paid approximately $2,079,000, including interest, to acquire all of the outstanding shares of Ault’s preferred stock and incurred additional acquisition related costs of $2,604,000 primarily related to legal and investment banking fees, due diligence expenses and the payment of certain pre-acquisition contingencies. The source of funds for the acquisition was a combination of the Company’s available cash and borrowings of approximately $5,900,000 from the Revolving Credit Facility.
Ault maintains an administrative and engineering office in Minneapolis, Minnesota and an engineering and sales office in Norwood, Massachusetts and operates an engineering and sales office and manufacturing facilities in the People’s Republic of China. Ault’s operating results are reported in the segment SLPE from the date of acquisition (see Note 15 for additional information).
The Company had completed its allocation of the purchase price to certain tangible and intangible assets during 2006. The recorded goodwill at December 31, 2007 is $3,513,000, with recorded intangible assets of $2,400,000.
Of the $2,400,000 of intangible assets, $1,100,000 was allocated to customer relationships, $600,000 was allocated to developed technology and $700,000 to other intangibles.
MTE Corporation: On October 31, 2006, the Company completed the acquisition of MTE for $15,671,000, net of cash acquired. The acquisition was financed under the Revolving Credit Facility.
MTE maintains its headquarters and manufacturing in two leased facilities in Milwaukee, Wisconsin. MTE’s operating results are reported in the High Power Group segment from the date of acquisition (see Note 15 for additional information).
The following table summarizes the Company’s allocation of purchase price to certain tangible and intangible assets:

Accounts receivable, net	$2,768
Inventory, net	2,893
Other current assets	11
Deferred income taxes, net	—
Plant and equipment, net	156
Goodwill	8,189
Intangible assets	4,500
Accounts payable	(680)
Accrued compensation	(304)
Deferred tax liability	(1,781)
Other current liabilities	(81)

Total purchase price, net of cash acquired	$15,671

Of the $4,500,000 of intangible assets, $2,600,000 was allocated to customer relationships, $1,100,000 was allocated to developed technology and $800,000 to trademarks. The Company estimates the amortization period for the customer relationships and the developed technology to be eight years and six years, respectively. Trademarks are considered to have an indefinite life and are not amortized.
Upon closing an acquisition, the Company, estimates the fair values of assets and liabilities acquired and consolidates the acquisition as quickly as possible. Given the time it takes to obtain all pertinent information to finalize the acquired firm’s balance sheet, then to adjust the acquired firm’s accounting policies, procedures, books and records to the Company’s standards, it can take several quarters before the initial fair value estimates are finalized. The Company completed its allocation of purchase price to certain tangible and intangible assets during the third quarter of 2007.
Note 15. Industry Segments
The Company currently operates under four business segments: SLPE, the High Power Group, SL-MTI and RFL. Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. (“Condor”), into SLPE. In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) this subsidiary is reported as one business segment. Following the acquisition of MTE on October 31, 2006, the Company combined MTE with its subsidiary, Teal, into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS 131 and if the segments have similar characteristics in each of the following areas:
▪	nature of products and services

▪	nature of production process

▪	type or class of customer

▪	methods of distribution
SLPE – SL Power Electronics Corp. produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to the OEMs of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2007, 2006 and 2005. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2007	2006 *	2005
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$91,072	$87,949	$43,233
High Power Group	58,025	39,993	32,777

Total	149,097	127,942	76,010

SL-MTI	28,256	25,704	28,085
RFL	23,510	23,127	22,778

Consolidated	$200,863	$176,773	$126,873

	Years Ended December 31,
	2007	2006 *	2005
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$8,233	$6,316	$4,543
High Power Group	7,810	5,836	4,911

Total	16,043	12,152	9,454

SL-MTI	3,469	1,555	3,371
RFL	2,677	2,217	2,284
Other	(6,170)	(4,871)	(4,911)

Income from operations	16,019	11,053	10,198

Amortization of deferred financing costs	(88)	(88)	(485)
Interest income	47	35	216
Interest expense	(855)	(744)	(522)

Income from continuing operations before income taxes	$15,123	$10,256	$9,407

*	SLPE includes net sales and income from operations of Ault from the acquisition date, January 26, 2006. The High Power Group includes net sales and income from operations of MTE for two months in 2006, since the acquisition was not completed until October 31, 2006.

	December 31,
	2007	2006
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$37,940	$41,809
High Power Group	29,305	29,606

Total	67,245	71,415

SL-MTI	12,246	12,035
RFL	16,124	16,271
Other	9,058	6,822

Consolidated	$104,673	$106,543

	December 31,
	2007	2006
	(in thousands)
Intangible assets, net
Power Electronics Group:
SLPE	$5,399	$6,298
High Power Group	17,863	18,197

Total	23,262	24,495

SL-MTI	5	10
RFL	5,480	5,515

Consolidated	$28,747	$30,020

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Capital expenditures
Power Electronics Group:
SLPE	$1,193	$2,207	$606
High Power Group	7	113	156

Total	1,200	2,320	762

SL-MTI	174	307	515
RFL	294	428	627
Other	74	—	—

Consolidated	$1,742	$3,055	$1,904

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Depreciation and amortization
Power Electronics Group:
SLPE	$1,730	$1,268	$706
High Power Group	845	309	298

Total	2,575	1,577	1,004

SL-MTI	382	382	355
RFL	621	610	577
Other	22	36	50

Consolidated	$3,600	$2,605	$1,986

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales (1)
United States	$168,427	$147,263	$109,941
Foreign	32,436	29,510	16,932

Consolidated	$200,863	$176,773	$126,873

Long-lived assets (2)
United States	$8,117	$9,019	$7,893
Foreign	2,930	3,113	861

Consolidated	$11,047	$12,132	$8,754

(1)	Net sales are attributed to countries based on location of customer.

(2)	Includes net tangible assets excluding goodwill and intangibles.
Note 16. Foreign Operations
In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company also has manufacturing facilities in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.
Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 16%, 17% and 13% of net sales from continuing operations for 2007, 2006 and 2005, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2007, the Company had net assets of $856,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2006, the Company had net assets of $485,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. During 2007, the U.S. dollar declined in value by approximately 6%, relative to the Chinese yuan. Fluctuations in the value of the foreign currencies were not significant in 2006.
SLPE manufactures most of its products in Mexico and China. Teal has transferred a significant portion of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SLPE, the High Power Group and SL-MTI price and invoice their sales in U.S. dollars. The Mexican subsidiaries of SLPE, SL-MTI and Teal maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan, however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be (see Note 15 for additional information).
Note 17. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2007, 2006 and 2005 were $1,122,000, $767,000 and $954,000, respectively. Accounts receivable due from RFL Communications at December 31, 2007 and December 31, 2006 were $167,000 and $43,000, respectively.
As a result of certain services being provided to the Company by Steel Partners, LLC (“SPL”), a company controlled by the Chairman of the Board of the Company, Warren Lichtenstein, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of the Chairman of the Board, Warren Lichtenstein and the Company’s Vice Chairman, Glen Kassan (effective August 10, 2005, Messrs. Lichtenstein and Kassan relinquished their roles as Chief Executive Officer and President, respectively) and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $975,000 were expensed by the Company for SPL’s services in 2007, which included a bonus payment of $500,000 in recognition of SPL’s very significant contributions to the Company’s success during the year. In each of 2006 and 2005, the Company expended $475,000 in management service fees to SPL pursuant to the Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $500,000 and $40,000 were payable at December 31, 2007 and December 31, 2006, respectively.

Note 18. Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share data)
Net sales	$48,327	$52,730	$50,652	$49,154
Gross margin	$15,955	$17,947	$16,232	$16,335
Income from continuing operations before income taxes	$2,983	$4,435	$3,747	$3,958
Net income (a)	$1,667	$2,818	$2,151	$1,775
Diluted net income per common share	$0.29	$0.49	$0.36	$0.30

(a) Includes (loss) from discontinued operations, net of tax	$(370)	$(418)	$(316)	$(759)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Net sales	$39,285	$43,114	$45,165	$49,209
Gross margin	$13,152	$14,111	$14,356	$15,029
Income from continuing operations before income taxes	$1,802	$2,917	$2,609	$2,928
Net income (a)	$1,121	$1,922	$1,658	$(1,148)
Diluted net income (loss) per common share	$0.19	$0.33	$0.28	$(0.20)

(a) Includes (Loss) from discontinued operations, net of tax	$(112)	$(185)	$(148)	$(2,862	) (b)

(b)	Consists primarily of estimated environmental remeditation charges of $2,480,000, net of tax, related to the Pennsauken Site. See Item 3. Legal Proceedings included in Part I of this Annual Report on Form 10-K.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2007
Allowance for:
Doubtful accounts	$830	$81	$1	$46	$865

YEAR ENDED DECEMBER 31, 2006
Allowance for:
Doubtful accounts	$569	$96	$853	$688	$830

YEAR ENDED DECEMBER 31, 2005
Allowance for:
Doubtful accounts	$472	$86	$38	$27	$569