Form 10-Q
period 2008-03-31
SL INDUSTRIES INC
filed 2008-05-12
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-4987
SL INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or other jurisdiction of incorporation or organization)	21-0682685 (I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ (Address of principal executive offices)	08054 (Zip Code)
Registrant’s telephone number, including area code: 856-727-1500
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
The number of shares of common stock outstanding as of May 5, 2008 was 5,861,909.

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$733,000
Receivables, net	30,261,000	30,068,000
Inventories, net	22,980,000	22,242,000
Prepaid expenses	1,379,000	959,000
Deferred income taxes, net	2,101,000	4,302,000

Total current assets	56,721,000	58,304,000

Property, plant and equipment, net	10,823,000	11,047,000
Deferred income taxes, net	6,982,000	5,148,000
Goodwill	21,990,000	22,006,000
Other intangible assets, net	6,519,000	6,741,000
Other assets and deferred charges	1,492,000	1,427,000

Total assets	$104,527,000	$104,673,000

LIABILITIES
Current liabilities:
Accounts payable	$11,946,000	$12,612,000
Accrued income taxes	521,000	495,000
Accrued liabilities:
Payroll and related costs	5,334,000	7,948,000
Other	5,651,000	6,643,000

Total current liabilities	23,452,000	27,698,000

Debt	8,837,000	6,000,000
Deferred compensation and supplemental retirement benefits	2,788,000	2,812,000
Other liabilities	6,605,000	6,534,000

Total liabilities	41,682,000	43,044,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,157,000	42,999,000
Retained earnings	37,935,000	36,801,000
Accumulated other comprehensive (loss)	(134,000)	(70,000)
Treasury stock at cost, 2,441,000 and 2,449,000 shares, respectively	(19,773,000)	(19,761,000)

Total shareholders’ equity	62,845,000	61,629,000

Total liabilities and shareholders’ equity	$104,527,000	$104,673,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$45,361,000	$48,327,000
Cost and expenses:
Cost of products sold	30,572,000	32,371,000
Engineering and product development	3,462,000	3,195,000
Selling, general and administrative	8,248,000	8,544,000
Depreciation and amortization	916,000	906,000

Total cost and expenses	43,198,000	45,016,000

Income from operations	2,163,000	3,311,000
Other income (expense):
Amortization of deferred financing costs	(22,000)	(22,000)
Interest income	10,000	17,000
Interest expense	(123,000)	(323,000)

Income from continuing operations before income taxes	2,028,000	2,983,000
Income tax provision	682,000	945,000

Income from continuing operations	1,346,000	2,038,000
(Loss) from discontinued operations (net of tax)	(212,000)	(371,000)

Net income	$1,134,000	$1,667,000

Basic net income (loss) per common share
Income from continuing operations	$0.23	$0.36
(Loss) from discontinued operations (net of tax)	(0.04)	(0.07)

Net income	$0.19	$0.30 *

Diluted net income (loss) per common share
Income from continuing operations	$0.23	$0.35
(Loss) from discontinued operations (net of tax)	(0.04)	(0.06)

Net income	$0.19	$0.29

Shares used in computing basic net income (loss) per common share	5,853,000	5,641,000
Shares used in computing diluted net income (loss) per common share	5,972,000	5,768,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,134,000	$1,667,000
Other comprehensive income (net of tax):
Foreign currency translation	(42,000)	(17,000)

Comprehensive income	$1,092,000	$1,650,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007

OPERATING ACTIVITIES
Net income	$1,134,000	$1,667,000
Adjustment for losses from discontinued operations	212,000	371,000

Income from continuing operations	1,346,000	2,038,000

Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	541,000	574,000
Amortization	375,000	332,000
Amortization of deferred financing costs	22,000	22,000
Non-cash compensation (benefit)	(8,000)	(180,000)
(Recovery of) provisions for losses on accounts receivable	88,000	(22,000)
Deferred compensation and supplemental retirement benefits	105,000	105,000
Deferred compensation and supplemental retirement benefit payments	(127,000)	(127,000)
Deferred income taxes	378,000	87,000
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	(280,000)	1,117,000
Inventories	(738,000)	(524,000)
Prepaid expenses	(421,000)	(51,000)
Other assets	—	18,000
Accounts payable	(666,000)	907,000
Accrued liabilities	(2,852,000)	(920,000)
Accrued income taxes	104,000	270,000

Net cash (used in) provided by operating activities from continuing operations	(2,133,000)	3,646,000
Net cash (used in) operating activities from discontinued operations	(901,000)	(333,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,034,000)	3,313,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(447,000)	(309,000)
Purchases of other assets	(172,000)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(619,000)	(309,000)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	5,047,000	4,290,000
Payments of Revolving Credit Facility	(2,210,000)	(7,970,000)
Proceeds from stock options exercised	19,000	44,000
Tax benefit from exercise of stock options	4,000	14,000
Treasury stock sales (purchases)	124,000	(114,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,984,000	(3,736,000)

Effect of exchange rate changes on cash	(64,000)	(25,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(733,000)	(757,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,000	757,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$113,000	$340,000
Income taxes	$239,000	$443,000
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
Notes to Consolidated Financial Statements (Unaudited)
1. Basis Of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. Receivables
Receivables consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Trade receivables	$30,078	$29,790
Less: allowance for doubtful accounts	(953)	(865)

	29,125	28,925
Recoverable income taxes	97	58
Other	1,039	1,085

	$30,261	$30,068

3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Raw materials	$16,705	$15,805
Work in process	5,553	4,849
Finished goods	4,029	4,615

	26,287	25,269
Less allowances	(3,307)	(3,027)

	$22,980	$22,242

4. Income Per Share
The Company has presented net income per common share pursuant to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.
Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2008			2007
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per common share	$1,134	5,853	$0.19	$1,667	5,641	$0.30
Effect of dilutive securities	—	119	—	—	127	(0.01)

Diluted net income per common share	$1,134	5,972	$0.19	$1,667	5,768	$0.29

For the three-month periods ended March 31, 2008 and March 31, 2007, zero and 2,658 stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
Stock-Based Compensation
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

For the three months ended March 31, 2008 and March 31, 2007, the Company did not recognize any stock-based employee compensation expense under the provisions of the SFAS No. 123(R). The Company has recognized a benefit of approximately $8,000 and $180,000 in the three-month periods ended March 31, 2008 and March 31, 2007, respectively, related to certain stock-based compensation arrangements.
The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value

	(in thousands)			(in thousands)
Outstanding as of December 31, 2007	266	$8.98	3.52
Granted	—	—
Exercised	(2)	$12.26
Forfeited	—	—
Exercisable	—	—
Expired	—	—

Outstanding and Exercisable as of March 31, 2008	264	$8.96	3.29	$2,852

During the three month periods ended March 31, 2008 and March 31, 2007, the total intrinsic value of options exercised was $11,000 and $37,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $4,000 and $14,000, respectively. During the three months ended March 31, 2008, options to purchase approximately 2,000 shares of common stock with an aggregate exercise price of $19,000 were exercised by option holders. During the three months ended March 31, 2007, options to purchase approximately 5,000 shares of common stock with an aggregate exercise price of $44,000 were exercised by option holders.
There were no options granted during the three month periods ended March 31, 2008 and March 31, 2007.
5. Income Tax
On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The amount of gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2008 and December 31, 2007 was $2,838,000 and $2,785,000, respectively. If recognized, all of the net unrecognized tax benefits would impact the Company’s effective tax rate.
The Company is subject to federal and state income taxes in the United States, as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of any changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $61,000. The Company has recorded a liability for unrecognized benefits of $1,275,000, $645,000 and $918,000 for federal, foreign and state taxes primarily related to expenses in those jurisdictions. It is reasonably possible that the resolution of these issues could result in payments of tax ranging from zero to $49,000.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company has accrued approximately $211,000 for the payment of interest and penalties at March 31, 2008.
The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

	Three Months Ended
	March 31,
	2008	2007

Statutory rate	34%	34%
Tax rate differential on domestic manufacturing deduction	(1)	(1)
International rate differences	—	(1)
State income taxes, net of federal income tax benefit	4	4
Research and development credits	(5)	(4)
Foreign tax credit adjustment	2	—

	34%	32%

During the three months ended March 31, 2008, the Company recorded additional benefits from research and development tax credits of $105,000. As of March 31, 2008, the Company’s gross research and development tax credit carryforwards totaled approximately $2,066,000. Of these credits, approximately $1,497,000 can be carried forward for 15 years and will expire between 2013 and 2023, while $569,000 can be carried forward indefinitely.
As of March 31, 2008, the Company’s gross foreign tax credits totaled approximately $537,000. These credits can be carried forward for ten years and will expire between 2013 and 2018.
6. New and Proposed Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 was effective for the Company beginning on January 1, 2008.

Earlier application was not permitted. The Company adopted the provisions of EITF Issue No. 07-3, which did not have an impact on the Company’s financial position or results of operations.
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including (1) earn-outs and other forms of contingent consideration will be recorded at fair value on the acquisition date, (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs will generally be expensed as incurred, (4) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and (5) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will impact income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption of SFAS 141R is prohibited. The Company expects that SFAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for non-controlling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and that they be clearly identified and presented on the face of the consolidated statement of income. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not expect that adoption of SFAS 160 will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007; as a result it is effective for the Company’s fiscal year beginning January 1, 2008. The Company decided not to apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSB FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. As a result, SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is evaluating the potential effects that SFAS 157 will have on the reporting of its financial position, results of operations or debt covenants.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 “Disclosures about Derivatives Instruments and Hedging Activities-an amendment to SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance, and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivate instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is evaluating the potential effects that SFAS 161 will have on the reporting of its financial position, results of operations or debt covenants but believes that there will be no material impact.

7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value

			(in thousands)
Goodwill	$21,990	$—	$21,990	$22,006	$—	$22,006

Other intangible assets:
Customer relationships	3,700	636	3,064	3,700	553	3,147
Patents	1,244	952	292	1,219	924	295
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	455	1,245	1,700	334	1,366
Licensing fees	355	133	222	355	124	231
Covenant-not-to-compete	100	81	19	100	75	25
Other	51	46	5	51	46	5

Total other intangible assets	8,822	2,303	6,519	8,797	2,056	6,741

	$30,812	$2,303	$28,509	$30,803	$2,056	$28,747

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over six years and eight years; patents are amortized over 13 years, seven years or five years; developed technology is amortized over five years and six years; licensing fees over 10 years; covenants-not-to-compete are amortized over one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2008 and March 31, 2007 was $247,000 and $257,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $860,000 in 2008, $854,000 in 2009, $853,000 in 2010, $818,000 in 2011 and $713,000 in 2012. Intangible assets subject to amortization have a weighted average life of approximately eight years.
Changes in goodwill balances by segment are as follows:

	Balance		Balance
	December 31,	Foreign	March 31,
	2007	Exchange	2008

	(in thousands)

SLPE (Ault)	$3,513	$(16)	$3,497
High Power Group (MTE)	8,189	—	8,189
High Power Group (Teal)	5,055	—	5,055
RFL	5,249	—	5,249

Total	$22,006	$(16)	$21,990

8. Debt
Debt consists of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Prime rate loan	$2,337	$—
LIBOR rate loan	6,500	6,000

	8,837	6,000

Less current portion	—	—
Total long-term debt	$8,837	$6,000

On August 3, 2005, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of March 31, 2008, the Company had outstanding balances under its Revolving Credit Facility of $2,337,000 at the Bank of America prime rate, which bore interest at 5.25%, and $6,500,000 at the LIBOR rate, which bore interest at 3.76%. As of December 31, 2007, the Company had an outstanding balance under the Revolving Credit Facility of $6,000,000 at the LIBOR rate, which bore interest at 6.75%.
9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Taxes (other than income) and insurance	$30	$117
Commissions	755	869
Litigation and legal fees	644	927
Other professional fees	510	1,053
Environmental	468	514
Warranty	1,271	1,271
Deferred revenue	366	320
Other	1,607	1,572

	$5,651	$6,643

A summary of the Company’s warranty reserve is as follows:

Three Months Ended
March 31, 2008
(in thousands)
Liability, beginning of year	$1,271
Expense for new warranties issued	143
Expense related to accrual revisions for prior year	12
Warranty claims	(155)

Liability, end of period	$1,271

10. Commitments And Contingencies
In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company’s business.
In February 2008, the Company received notice of a Complaint filed in the United States District Court for the District of Massachusetts. The Complaint was filed by a former customer of Ault Incorporated (“Ault”), which was acquired by the Company in January 2006. The claim is for an unspecified amount of damages and concerns a dispute for alleged failure to provide indemnification for a third party claim under a Design Services Agreement. The Company believes the claims set forth in the Complaint are without merit and intends to vigorously pursue defenses in this matter. Notwithstanding the outcome of these allegations, the Company does not believe this litigation will have a material adverse effect on its consolidated financial position or results of operations.
On June 12, 2002, the Company and SL Surface Technologies, Inc. (“SurfTech”) (a wholly owned subsidiary, the operating assets of which were sold in November 2003), were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech are currently two of approximately 39 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs may suffer personal injuries as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which supplied Camden, New Jersey).
The Private Action arises from similar factual circumstances as current environmental litigation and administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party (a “PRP”). These actions are discussed below. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey.
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
Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,238,000, of which $4,770,000 is included as other long-term liabilities as of March 31, 2008. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time, such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These sites are the Company’s properties located in Pennsauken, New Jersey (the “Pennsauken Site”), and in Camden, New Jersey (the “Camden Site”). With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. In 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a PRP in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The Company believes it has a significant defense against all or any part of the claim because technical data generated as part of previous remedial activities do not demonstrate that offsite migration of contaminants from the Pennsauken Site contributed to the Puchack Wellfield. Moreover, the Company believes the recent action by the EPA should supersede the NJDEP directives.
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
Following the issuance of its Record of Decision, in early November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site and contested the demand for reimbursement of past costs. In July 2007, the EPA declined the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
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
The Company has reported a ground water contamination plume at the Camden Site. The Company and the NJDEP are in communication to determine a plan to certify areas of concern and remediate groundwater contamination. Based on the information so far, the Company believes that the cost to remediate the Camden Site should not exceed $560,000, which has been fully reserved. These costs have been recorded as a component of discontinued operations in previous years.
The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. (“SL-MTI”) located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to approve and implement a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $219,000, which has been accrued at March 31, 2008. These costs are recorded as a component of continuing operations.
As of March 31, 2008 and December 31, 2007, the Company had recorded environmental accruals of $5,238,000 and $5,284,000.
11. Segment Information
The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. (“Condor”), into SLPE. In accordance with the guidance provided in Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) this subsidiary is reported as one business segment. Following the acquisition of MTE Corporation (“MTE”) on October 31, 2006, the Company combined MTE with its subsidiary, Teal Electronics Corp. (“Teal”), into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of SFAS 131 and if the segments have similar characteristics in each of the following areas:
•	nature of products and services

•	nature of production process

•	type or class of customer

•	methods of distribution
SLPE — SL Power Electronics Corp. produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (for additional information, see Note 1 in the notes to the Consolidated Financial Statements included in Part IV of the Company’s 2007 Annual Report on Form 10-K).
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.
The unaudited comparative results for the three month periods ended March 31, 2008 and March 31, 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net sales
Power Electronics Group:
SLPE	$17,964	$21,461
High Power Group	14,162	14,535

Total	32,126	35,996

SL-MTI	7,719	6,813
RFL	5,516	5,518

Consolidated	$45,361	$48,327

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Income from operations
Power Electronics Group:
SLPE	$529	$1,285
High Power Group	1,488	2,199

Total	2,017	3,484

SL-MTI	1,082	873
RFL	469	406
Other	(1,405)	(1,452)

Consolidated	$2,163	$3,311

	March 31,	December 31,
	2008	2007
	(in thousands)

Total assets
Power Electronics Group:
SLPE	$38,053	$37,940
High Power Group	31,226	29,305

Total	$69,279	$67,245

SL-MTI	12,983	12,246
RFL	15,171	16,124
Other	7,094	9,058

Consolidated	$104,527	$104,673

	March 31,	December 31,
	2008	2007
	(in thousands)

Intangible assets, net
Power Electronics Group:
SLPE	$5,289	$5,399
High Power Group	17,745	17,863

Total	$23,034	$23,262

SL-MTI	4	5
RFL	5,471	5,480

Consolidated	$28,509	$28,747

12. Retirement Plans And Deferred Compensation
During the three months ended March 31, 2008, the Company maintained a defined contribution pension plan covering all full-time U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
For the first four months of 2007, the Company also maintained a defined contribution pension plan covering all full-time U.S. employees of MTE. The Company’s contributions to this plan were based on a percentage of employee contributions and/or plan year gross wages, as defined. On May 1, 2007, this plan was merged into the Company’s plan covering all the Company’s full-time, U.S. employees with the same terms and conditions.
Costs incurred under these plans amounted to $324,000 during the three month period ended March 31, 2008 and $293,000 for the three month period ended March 31, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to

$95,000 and $96,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively.
13. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2008 and March 31, 2007 was $329,000 and $211,000, respectively. Accounts receivable due from RFL Communications at March 31, 2008 were $140,000.
As a result of certain services being provided to the Company by Steel Partners, Ltd. (“SPL”), a company controlled by Warren Lichtenstein, the Chairman of the Board of the Company, the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s Vice Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $119,000 were expensed by the Company for SPL’s services for each of the three month periods ended March 31, 2008 and March 31, 2007 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at March 31, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In the sections that follow, statements with respect to 2008 or the quarter ended 2008 refer to the three month period ended March 31, 2008. Statements with respect to 2007 or the quarter ended 2007 refer to the three month period ended March 31, 2007.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of reported and contingent assets and liabilities at the date of the consolidated financial statements and the amounts of reported net sales and expenses during the reporting period.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by the EITF published Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2008 and 2007. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the quarters ended 2008 and 2007 by approximately .9% and 1.6%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 3.2% and 2.9% of gross trade receivables at March 31, 2008 and December 31, 2007, respectively.
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

Accounting For Income Taxes
On January 1, 2007, the Company adopted FIN 48. The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,838,000 and $2,785,000 as of March 31, 2008 and December 31, 2007, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2008, the Company reported accrued interest and penalties related to unrecognized tax benefits of $211,000. For additional disclosures related to FIN 48, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of March 31, 2008 and December 31, 2007 were $9,083,000 and $9,450,000, respectively, net of valuation allowances of $2,763,000 and $2,826,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
Legal Contingencies
The Company is currently involved in certain legal proceedings. As discussed in Note 10 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2008 and 2007. As of March 31, 2008 and December 31, 2007, goodwill totaled $21,990,000 and $22,006,000 (representing 21% of total assets), respectively.
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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 12 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by generally accepted accounting principles, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Liquidity And Capital Resources

	March 31,	December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)

Cash and cash equivalents	$—	$733	$(733)	(100%)
Bank debt	$8,837	$6,000	$2,837	47%
Working capital	$33,269	$30,606	$2,663	9%
Shareholders’ equity	$62,845	$61,629	$1,216	2%
During the three-month period ended March 31, 2008, the net cash used by operating activities was $3,034,000, as compared to net cash provided by operating activities of $3,313,000 during the three-month period ended March 31, 2007. The primary uses of cash from operating activities for the three-month period ended March 31, 2008 were a net decrease in accrued liabilities of $2,852,000, a decrease in accounts payable of $666,000, cash used in discontinued operations of $901,000, an increase in inventories of $738,000 and an increase in prepaid expenses of $421,000. These uses of cash were partially offset by income from continuing operations of $1,346,000. The decrease in accrued liabilities is primarily due to the timing of payments related to employee bonuses and consulting and audit fees, most of which are not recurring on a quarterly basis. The payment of accounts payable is related to the timing of vendor payments. The increase in inventory was primarily caused by the deferral of certain customers’ existing orders at Teal, lower than expected orders at SLPE and the increase of orders at SL-MTI. The increase in prepaid expenses is attributable to the timing of insurance and tax payments. The sources of cash provided by operating activities in 2007 was primarily related to income from continuing operations of $2,038,000 and net collections of receivables of $1,117,000.
During the three month period ended March 31, 2008, net cash used in investing activities was $619,000. This use of cash is primarily related to the purchase of machinery, computer hardware, software and demo equipment. During the three-month period ended March 31, 2007, net cash used in investing activities was $309,000. This use of cash in investing activities during the period was primarily related to the purchase of machinery and equipment.
During the three-month period ended March 31, 2008, net cash provided by financing activities was $2,984,000, which is primarily related to borrowings under the Company’s Revolving Credit Facility in the amount of $5,047,000, partially offset by payments under the Company’s Revolving Credit Facility of $2,210,000. During the three-month period ended March 31, 2007, net cash used by financing activities was $3,736,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the amount of $7,970,000, offset by borrowings of $4,290,000.

The Company’s current ratio was 2.42 to 1 at March 31, 2008 and 2.10 to 1 at December 31, 2007. Current assets increased by $1,583,000 from December 31, 2007, while current liabilities decreased by $4,246,000 during the same period. The decrease in current liabilities is primarily due to decreases of accrued liabilities by $3,606,000 and accounts payable by $666,000, as mentioned previously.
Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders’ equity, were 12.3% at March 31, 2008 and 9% at December 31, 2007. During the first three months of 2008, total debt increased by $2,837,000, or 47%, primarily due to the payment of current liabilities.
Capital expenditures were $447,000 in the first three months of 2008, which represents an increase of $138,000, or 45%, from the capital expenditure levels of the comparable period in 2007. Capital expenditures in the first quarter of 2008 were attributable to machinery, computer hardware and software purchases. Capital expenditures of $309,000 were made during the first three months of 2007. These expenditures primarily related to computer equipment and factory machinery and equipment.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments) all of the Company’s operating segments recorded income from operations for the periods presented.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at March 31, 2008 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)

Operating Leases	$1,699	$2,090	$974	$—	$4,763
Debt	—	8,837	—	—	8,837
Capital Leases	8	10	—	—	18

	$1,707	$10,937	$974	$—	$13,618

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

Results of Operations
Three months ended March 31, 2008, compared with three months ended March 31, 2007
The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2008 (“2008”) and the quarter ended March 31, 2007 (“2007”). For all periods presented, Ault is included as part of SLPE, while MTE is included as part of the High Power Group.

	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	March 31,	March 31,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$17,964	$21,461	$(3,497)	(16%)
High Power Group	14,162	14,535	(373)	(3%)

Total	32,126	35,996	(3,870)	(11%)

SL-MTI	7,719	6,813	906	13%
RFL	5,516	5,518	(2)	n/m

Total	$45,361	$48,327	$(2,966)	(6%)

The table below shows the comparison of income from operations for 2008 and 2007:

	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	March 31,	March 31,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$529	$1,285	$(756)	(59%)
High Power Group	1,488	2,199	(711)	(32%)

Total	2,017	3,484	(1,467)	(42%)

SL-MTI	1,082	873	209	24%
RFL	469	406	63	16%
Other	(1,405)	(1,452)	47	3%

Total	$2,163	$3,311	$(1,148)	(35%)

Consolidated net sales for 2008 decreased by $2,966,000, or 6%, when compared to the same period in 2007. Net sales of the Power Electronics Group decreased by $3,870,000, or 11%, while net sales of SL-MTI increased by $906,000, or 13%. Net sales of RFL remained relatively constant. All of the operating entities reported income from operations in 2008 and 2007.
The Company recorded income from operations of $2,163,000 for 2008, compared to income from operations of $3,311,000 for the corresponding period last year, representing a decrease of

$1,148,000, or 35%. Income from operations was 5% of net sales in 2008, compared to 7% in 2007.
Income from continuing operations was $1,346,000, or $0.23 per diluted share, in the first quarter of 2008, compared to $2,038,000, or $0.35 per diluted share, for the same period in 2007. Income from continuing operations was approximately 3% of net sales in 2008, compared to 4% of net sales in 2007. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of the Teal and MTE) recorded a sales decrease of 11%, when comparing the first quarter of 2008 to the first quarter of 2007. Income from operations decreased by $1,467,000, or 42%, of which $756,000 is attributable to SLPE and $711,000 is attributable to the High Power Group.
At SLPE, income from operations represented 3% of net sales in 2008, compared to 6% in 2007. As a percentage of consolidated net sales, SLPE represented 40% of consolidated net sales in 2008, compared to 44% in 2007. At SLPE, sales of its industrial and medical equipment product lines decreased by approximately 30% and 21%, respectively, while sales of its data communications product line increased by approximately 19%. The decrease in sales of the industrial product line was caused by decreased orders from distributors. The decrease in sales of the medical equipment product line is primarily the result of reduced orders from two customers. Increased sales of the data communications product line is due to the timing of specific programs. Income from operations decreased by $756,000, due to the decrease in sales, partially offset by a decrease in operating expenses.
The High Power Group recorded income from operations, as a percentage of net sales, of 11%, compared to 15% in 2007. This decline was primarily related to the decline in sales of Teal products, which decreased by 16% in 2008, compared to 2007. The decline in Teal product sales was partially offset by a 28% increase in MTE product sales. Teal experienced a sales decrease of $1,643,000, and a decrease in income from operations of $884,000, or 52%. Teal’s sales decrease was primarily due to lower demand from medical imaging equipment manufacturers who have been affected by the Deficit Reduction Act. This Act has reduced the amount of reimbursement that end users currently receive for certain procedures, which essentially reduces utilization of new equipment. Teal’s decrease in income from operations was affected by the sales decrease and increased cost of products sold, primarily driven by increased cost of copper and steel. Operating cost remained relatively constant in 2008. MTE’s sales increased by $1,270,000 in 2008, while income from operations increased by $173,000, or 34%. MTE’s sales increase resulted from increased sales to the variable frequency drive original equipment manufacturers servicing domestic and international petrochemical and metal mining industries. The increase in income from operations is due to the increase in sales, partially offset by higher costs of products sold and higher engineering and product development expenses.

SL-MTI’s sales increased $906,000, or 13%, while income from operations increased by $209,000, or 24%. The sales increase was driven by an $801,000 increase in sales to customers in the defense and commercial aerospace industries. SL-MTI’s other product lines also experienced increases from 16% to 24%. The increase in income from operations is due to the sales increase and a decrease in engineering and product development expenses, partially offset by increased selling, general and administrative costs associated with increased sales.
RFL’s sales remained relatively flat in the first quarter of 2008. Sales of RFL’s protection products increased by $143,000, or 5%, while sales of its communications product line decreased by $164,000, or 7%, for the comparable periods. Domestic sales increased by $433,000, or 11%, while international sales decreased by $435,000, or 27%. Income from operations increased by $63,000, or 16%. The increase in income from operations is primarily related to a decrease in the cost of products sold percentage, partially offset by a 4% increase in selling, general and administrative expenses and a 17% increase in engineering and product development costs.
Cost of Products Sold
As a percentage of net sales, cost of products sold for the first quarter of 2008 and for the first quarter of 2007 was approximately 67%. SLPE’s cost of products sold percentage remained approximately the same in 2008. SLPE benefited from a favorable product mix, despite a 16% decrease in sales. The High Power Group’s cost of products sold percentage increased by approximately 3%. Teal’s cost of products sold percentage increased by approximately 5%, primarily due to increased copper and steel costs, unfavorable product mix and manufacturing inefficiencies due to lower sales volume. MTE experienced a slightly higher cost of products sold percentage as a result of higher steel and copper prices and manufacturing inefficiencies from converting to a new enterprise resource planning system. SL-MTI experienced a slight improvement in its cost of products sold, driven by higher volume. RFL’s cost of products sold, as a percentage of sales, decreased by approximately 4% due to more favorably priced replacement and maintenance orders and a lower proportion of international sales.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 8% of net sales in 2008, compared to 7% in 2007. Engineering and product development expenses in 2008 increased by $267,000, or 8%. This increase was primarily attributable to a increase at SLPE of $153,000, or 10%, due to additional engineers hired in both the United States and China, an increase at MTE of $142,000, or 69%, due to the additional engineers and support staff hired to support new product development, and an increase at RFL of $73,000, or 17%, primarily related to new product development consulting costs. These increases were partially offset by an 11% decrease at Teal and a 9% decrease at SL-MTI.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for both 2008 and 2007, were 18%. These expenses decreased by $296,000, or 3%. SLPE expenses decreased $549,000, or 17%, primarily due to the reduction in net sales in 2008, a reduction in administrative personnel and consulting fees. Corporate and Other expenses also decreased by $47,000, or 3%, primarily due to decreased litigation fees, and consulting cost for compliance reviews and tax advice. These decreases were partially offset by a decrease in a benefit related to non-cash charges of approximately $150,000, related to certain stock based compensation arrangements recorded in Corporate and Other. SL-MTI expenses increased 26%, on increased sales of 13%. The High Power Group recorded an increase of 5% on decreased sales of 3% and RFL recorded an increase of 4% on relatively flat sales.
Depreciation and Amortization
Depreciation and amortization expenses remained at 2% of net sales for each of 2008 and 2007.
Amortization of Deferred Financing Costs
In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the first quarter of 2008 and for the first quarter of 2007, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility.
Interest Income (Expense)
Interest income for the first quarter of 2008 was $10,000, compared to $17,000 for the same period in 2007. Interest expense was $123,000 for the first quarter of 2008, compared to $323,000 for the first quarter of 2007. The decrease in interest expense for 2008 is primarily related to the significantly reduced debt levels during the quarter ended March 31, 2008, compared to the same period in 2007.
Taxes
The effective tax rate for continuing operations for the first quarter of 2008 was 34%. For the first quarter of 2007, the effective tax rate was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The increase in the effective rate for the first quarter of 2008 compared to the same period in 2007 was due to the recording of a foreign tax credit adjustment.
Discontinued Operations
For the first quarter of 2008 and for the first quarter of 2007, the Company recorded losses from discontinued operations, net of tax, of $212,000 and $371,000, respectively. These amounts represent legal and environmental charges related to discontinued operations.
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
For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A — Risk Factors, included in Part I of the Company’s 2007 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s

“disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the first quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see Note 10 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also see Note 12 to the Consolidated Financial Statements of the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors from the disclosure contained in Item 1A of the Company’s 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the three months ended March 31, 2008, the Company did not purchase any shares pursuant to the Rule 10b5-1 sales trading plan agreement (the “Trading Plan Agreement), which was effective through March 30, 2008. However, for the three month periods ended March 31, 2008 and March 31, 2007, the Company did purchase 7,460 and 60,189 shares, respectively, through its deferred compensation plans.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2008	2,160	(1)	$20.25	—	548,199
February 2008	2,700	(1)	$20.55	—	548,199
March 2008	2,600	(1)	$19.40	—	548,199

Total	7,460		$20.06	—

1.	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first three months of 2008, as approved by its Audit Committee. During the three month period ended March 31, 2008, there were no non-audit services performed by Grant Thornton.
ITEM 6. EXHIBITS
31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
31.2 Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
32.1 Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
32.2 Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
David R. Nuzzo
Chief Financial Officer (Principal Accounting Officer)