Form 10-Q
period 2008-06-30
SL INDUSTRIES INC
filed 2008-08-13
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of August 4, 2008 was 5,870,617.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2008 (Unaudited) and December 31, 2007	1
	Consolidated Statements of Income and Comprehensive Income Three Months Ended June 30, 2008 and 2007 (Unaudited) and Six Months Ended June 30, 2008 and 2007 (Unaudited)	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4T.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Signatures		38
Certification by Principal Executive Officer
Certification by Principal Financial Officer
Certification by Principal Executive Officer, pursuant to Section 906
Certification by Principal Financial Officer, pursuant to Section 906

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$733,000
Receivables, net	30,298,000	30,068,000
Inventories, net	24,066,000	22,242,000
Prepaid expenses	1,243,000	959,000
Deferred income taxes, net	1,828,000	4,302,000

Total current assets	57,435,000	58,304,000

Property, plant and equipment, net	10,703,000	11,047,000
Deferred income taxes, net	6,601,000	5,148,000
Goodwill	21,981,000	22,006,000
Other intangible assets, net	6,292,000	6,741,000
Other assets and deferred charges	1,380,000	1,427,000

Total assets	$104,392,000	$104,673,000

LIABILITIES
Current liabilities:
Debt, current portion	$5,239,000	$—
Accounts payable	13,804,000	12,612,000
Accrued income taxes	572,000	495,000
Accrued liabilities:
Payroll and related costs	5,905,000	7,948,000
Other	4,985,000	6,643,000

Total current liabilities	30,505,000	27,698,000

Debt, less current portion	—	6,000,000
Deferred compensation and supplemental retirement benefits	2,713,000	2,812,000
Other liabilities	6,661,000	6,534,000

Total liabilities	39,879,000	43,044,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,283,000	42,999,000
Retained earnings	39,693,000	36,801,000
Accumulated other comprehensive (loss)	(332,000)	(70,000)
Treasury stock at cost, 2,434,000 and 2,449,000 shares, respectively	(19,791,000)	(19,761,000)

Total shareholders’ equity	64,513,000	61,629,000

Total liabilities and shareholders’ equity	$104,392,000	$104,673,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$48,734,000	$52,730,000	$94,096,000	$101,057,000
Cost and expenses:
Cost of products sold	33,697,000	34,781,000	64,269,000	67,151,000
Engineering and product development	3,535,000	3,218,000	6,998,000	6,413,000
Selling, general and administrative	7,594,000	9,097,000	15,842,000	17,642,000
Depreciation and amortization	925,000	922,000	1,841,000	1,828,000

Total cost and expenses	45,751,000	48,018,000	88,950,000	93,034,000

Income from operations	2,983,000	4,712,000	5,146,000	8,023,000
Other income (expense):
Amortization of deferred financing costs	(22,000)	(22,000)	(44,000)	(44,000)
Interest income	5,000	1,000	15,000	18,000
Interest expense	(45,000)	(256,000)	(168,000)	(579,000)

Income from continuing operations before income taxes	2,921,000	4,435,000	4,949,000	7,418,000
Income tax provision	922,000	1,199,000	1,603,000	2,143,000

Income from continuing operations	1,999,000	3,236,000	3,346,000	5,275,000
(Loss) from discontinued operations (net of tax)	(241,000)	(418,000)	(453,000)	(789,000)

Net income	$1,758,000	$2,818,000	$2,893,000	$4,486,000

Basic net income (loss) per common share
Income from continuing operations	$0.34	$0.57	$0.57	$0.94
(Loss) from discontinued operations (net of tax)	(0.04)	(0.07)	(0.08)	(0.14)

Net income	$0.30	$0.50	$0.49	$0.80

Diluted net income (loss) per common share
Income from continuing operations	$0.34	$0.56	$0.56	$0.91
(Loss) from discontinued operations (net of tax)	(0.04)	(0.07)	(0.08)	(0.14)

Net income	$0.30	$0.49	$0.48	$0.78 *

Shares used in computing basic net income (loss) per common share	5,862,000	5,638,000	5,857,000	5,639,000

Shares used in computing diluted net income (loss) per common share	5,955,000	5,801,000	5,965,000	5,786,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 **	2008	2007 **

Net income	$1,758,000	$2,818,000	$2,893,000	$4,486,000
Other comprehensive income (net of tax):
Foreign currency translation	(131,000)	(14,000)	(173,000)	(31,000)
Unrealized gain on securities	—	74,000	—	74,000

Comprehensive income	$1,627,000	$2,878,000	$2,720,000	$4,529,000

*	Earnings per share does not total due to rounding.

**	Components of other comprehensive income have been reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2008	2007

OPERATING ACTIVITIES
Net income	$2,893,000	$4,486,000
Adjustment for losses from discontinued operations	453,000	789,000

Income from continuing operations	3,346,000	5,275,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,093,000	1,150,000
Amortization	748,000	678,000
Amortization of deferred financing costs	44,000	44,000
Non-cash compensation (benefit) expense	(358,000)	190,000
Provisions for losses (gains) on accounts receivable	1,000	(18,000)
Deferred compensation and supplemental retirement benefits	159,000	217,000
Deferred compensation and supplemental retirement benefit payments	(254,000)	(255,000)
Deferred income taxes	1,129,000	447,000
Loss on sale of equipment	—	29,000
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts and note receivable	(231,000)	(1,122,000)
Inventories	(1,824,000)	(1,557,000)
Prepaid expenses	(285,000)	(670,000)
Other assets	(11,000)	74,000
Accounts payable	1,192,000	1,521,000
Accrued liabilities	(3,255,000)	(444,000)
Accrued income taxes	306,000	38,000

Net cash provided by operating activities from continuing operations	1,800,000	5,597,000
Net cash (used in) operating activities from discontinued operations	(574,000)	(1,244,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,226,000	4,353,000

INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	(65,000)
Purchases of property, plant and equipment	(975,000)	(1,022,000)
Purchases of other assets	(278,000)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(1,253,000)	(1,087,000)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	6,239,000	17,170,000
Payments of Revolving Credit Facility	(7,000,000)	(21,410,000)
Proceeds from stock options exercised	54,000	471,000
Tax benefit from exercise of stock options	7,000	75,000
Treasury stock sales (purchases)	194,000	(282,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(506,000)	(3,976,000)

Effect of exchange rate changes on cash	(200,000)	(47,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(733,000)	(757,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,000	757,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$274,000	$611,000
Income taxes	$406,000	$1,753,000
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
2. Receivables
Receivables consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Trade receivables	$29,837	$29,790
Less: allowance for doubtful accounts	(791)	(865)

	29,046	28,925
Recoverable income taxes	75	58
Other	1,177	1,085

	$30,298	$30,068

3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Raw materials	$17,338	$15,805
Work in process	5,523	4,849
Finished goods	4,644	4,615

	27,505	25,269
Less: allowances	(3,439)	(3,027)

	$24,066	$22,242

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
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2008			2007
	(in thousands, except per share amounts)

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per common share	$1,758	5,862	$0.30	$2,818	5,638	$0.50
Effect of dilutive securities	—	93	—	—	163	(0.01)

Diluted net income per common share	$1,758	5,955	$0.30	$2,818	5,801	$0.49

	Six Months Ended June 30,
	2008			2007
	(in thousands, except per share amounts)

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per common share	$2,893	5,857	$0.49	$4,486	5,639	$0.80
Effect of dilutive securities	—	108	(0.01)	—	147	(0.02)

Diluted net income per common share	$2,893	5,965	$0.48	$4,486	5,786	$0.78

For the six-month periods ended June 30, 2008 and June 30, 2007, no stock options were excluded from the dilutive computations because there were no option exercise prices greater than the average market price of the Company’s common stock.
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
For the six months ended June 30, 2008 and June 30, 2007, the Company did not recognize any stock-based employee compensation expense under the provisions of the SFAS No. 123(R) for stock options issued. The Company has recognized a benefit of approximately $350,000 and an expense of $369,000 in the three-month periods ended June 30, 2008 and June 30, 2007, respectively, and a benefit of $358,000 and an expense of $190,000 in the six month periods ended June 30, 2008, and June 30, 2007, respectively, related to certain stock-based compensation arrangements.
The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)

Outstanding as of December 31, 2007	266	$8.98	3.52
Granted	—	—
Exercised	(4)	$12.62
Forfeited	—	—
Expired	—	—

Outstanding & Exercisable as of June 30, 2008	262	$8.92	3.08	$1,685

During the six month periods ended June 30, 2008 and June 30, 2007, the total intrinsic value of options exercised was $26,000 and $204,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $7,000 and $75,000, respectively. During the six months ended June 30, 2008, options to purchase approximately 4,000 shares of common stock with an aggregate exercise price of $54,000 were exercised by option holders. During the six months ended June 30, 2007, options to purchase approximately 40,000 shares of common stock with an aggregate exercise price of $471,000 were exercised by option holders.
There were no options granted during the six month periods ended June 30, 2008 and June 30, 2007.

5. Income Tax
On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The amount of gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2008 and December 31, 2007 was $2,698,000 and $2,785,000, respectively. If recognized, all of the net unrecognized tax benefits would impact the Company’s effective tax rate.
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
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of any changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $62,000. The Company has recorded a liability for unrecognized benefits of $1,316,000, $680,000 and $702,000 for federal, foreign and state taxes primarily related to expenses in those jurisdictions. It is reasonably possible that the resolution of these issues could result in payments of tax ranging from zero to $49,000.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company has accrued approximately $188,000 for the payment of interest and penalties at June 30, 2008.
The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

	Six Months Ended
	June 30,
	2008	2007

Statutory rate	34%	34%
Tax rate differential on domestic manufacturing deduction	(1)	(1)
State income taxes, net of federal income tax benefit	3	3
Research and development credits	(4)	(6)
Foreign tax credits	1	(1)
Other, net	(1)	—

	32%	29%

During the six months ended June 30, 2008, the Company recorded additional benefits from research and development tax credits of $210,000. As of June 30, 2008, the Company’s gross research and development tax credit carryforwards totaled approximately $1,942,000. Of these credits, approximately $1,428,000 can be carried forward for 15 years and will expire between 2013 and 2023, while $514,000 can be carried forward indefinitely.
As of June 30, 2008, the Company’s gross foreign tax credits totaled approximately $389,000. These credits can be carried forward for ten years and will expire between 2013 and 2018.
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
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The Company is currently analyzing the requirements of SFAS 157 and has not yet determined the impact on its financial position or results of operations.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”) — an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have an impact on its financial condition or results of operation.
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)

Goodwill	$21,981	$—	$21,981	$22,006	$—	$22,006

Other intangible assets:
Customer relationships	3,700	808	2,892	3,700	553	3,147
Patents	1,256	971	285	1,219	924	295
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	485	1,215	1,700	334	1,366
Licensing fees	355	142	213	355	124	231
Covenant-not-to-compete	100	88	12	100	75	25
Other	51	48	3	51	46	5

Total other intangible assets	8,834	2,542	6,292	8,797	2,056	6,741

	$30,815	$2,542	$28,273	$30,803	$2,056	$28,747

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over six years and eight years; patents are amortized over 13 years, seven years or five years; developed technology is amortized over five years and six years; licensing fees over 10 years; covenants-not-to-compete are amortized over one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2008 and June 30, 2007 was $239,000 and $259,000, respectively. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2008 and June 30, 2007 was $486,000 and $516,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $952,000 in 2008, $899,000 in 2009 and 2010, $863,000 in 2011 and $713,000 in 2012. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment are as follows:

	Balance		Balance
	December 31,	Foreign	June 30,
	2007	Exchange	2008
	( in thousands)

SLPE (Ault)	$3,513	$(25)	$3,488
High Power Group (MTE)	8,189	—	8,189
High Power Group (Teal)	5,055	—	5,055
RFL	5,249	—	5,249

Total	$22,006	$(25)	$21,981

8. Debt
Debt consists of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Prime rate loan	$—	$—
LIBOR rate loan	5,239	6,000

	5,239	6,000
Less current portion	(5,239)	—

Total long-term debt	$—	$6,000

On August 3, 2005, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility expires on June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of June 30, 2008, the Company had an outstanding balance under the Revolving Credit Facility of $5,239,000 at the LIBOR rate, which bore interest at 3.37%. The Revolving Credit Facility is currently classified as short-term, as it expires on June 30, 2009. The Company expects to enter into a new facility with similar terms and conditions. As of December 31, 2007, the Company had an outstanding balance under the Revolving Credit Facility of $6,000,000 at the LIBOR rate, which bore interest at 6.10%.
9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Commissions	$757	$869
Litigation and legal fees	203	927
Other professional fees	553	1,053
Environmental	449	514
Warranty	1,233	1,271
Deferred revenue	444	320
Other	1,346	1,689

	$4,985	$6,643

A summary of the Company’s warranty reserve is as follows:

Six Months Ended
June 30, 2008
(in thousands)
Liability, beginning of year	$1,271
Expense for new warranties issued	456
Warranty claims	(494)

Liability, end of period	$1,233

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
Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,219,000, of which $4,770,000 is included as other long-term liabilities as of June 30, 2008. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time, such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

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
The Company has reported soil contamination at the Camden Site and a groundwater contamination plume emanating from the Camden Site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. Recently the Company received a notice from the NJDEP requiring that it respond to numerous requests for information and that it submit an interim remedial measures plan to address source contaminated material and gain hydraulic control of the groundwater plume. The Company is now in the process of evaluating appropriate measures and the additional costs that will likely be incurred. A response to the NJDEP is due September 30, 2008. To date the Company has accrued $560,000 to remediate the Camden Site, which has been recorded as a component of discontinued operations in previous years.
The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. (“SL-MTI”) located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to approve and implement a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $219,000, which has been accrued at June 30, 2008. These costs are recorded as a component of continuing operations.
As of June 30, 2008 and December 31, 2007, the Company had recorded environmental accruals of $5,219,000 and $5,284,000, respectively.
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
The unaudited comparative results for the six month periods ended June 30, 2008 and June 30, 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Net sales
Power Electronics Group:
SLPE	$21,062	$25,794	$39,026	$47,255
High Power Group	15,063	14,287	29,225	28,822

Total	36,125	40,081	68,251	76,077

SL-MTI	7,366	7,252	15,085	14,065
RFL	5,243	5,397	10,760	10,915

Consolidated	$48,734	$52,730	$94,096	$101,057

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Income from operations
Power Electronics Group:
SLPE	$1,056	$2,907	$1,586	$4,192
High Power Group	1,486	1,593	2,974	3,791

Total	2,542	4,500	4,560	7,983

SL-MTI	971	828	2,053	1,701
RFL	296	443	764	849
Other	(826)	(1,059)	(2,231)	(2,510)

Consolidated	$2,983	$4,712	$5,146	$8,023

	June 30,	December 31,
	2008	2007
	(in thousands)

Total assets
Power Electronics Group:
SLPE	$38,157	$37,940
High Power Group	32,302	29,305

Total	$70,459	$67,245

SL-MTI	12,209	12,246
RFL	15,383	16,124
Other	6,341	9,058

Consolidated	$104,392	$104,673

	June 30,	December 31,
	2008	2007
	(in thousands)

Intangible assets, net
Power Electronics Group:
SLPE	$5,186	$5,399
High Power Group	17,622	17,863

Total	$22,808	$23,262

SL-MTI	3	5
RFL	5,462	5,480

Consolidated	$28,273	$28,747

12. Retirement Plans And Deferred Compensation
During the six months ended June 30, 2008, the Company maintained a defined contribution pension plan covering all full-time U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
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
Costs incurred under these plans amounted to $654,000 during the six month period ended June 30, 2008 and $586,000 for the six month period ended June 30, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $139,000 and $193,000 for the six-month periods ended June 30, 2008 and June 30, 2007, respectively.
13. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2008 and June 30, 2007 was $783,000 and $499,000, respectively. Accounts receivable due from RFL Communications at June 30, 2008 were $382,000.
As a result of certain services being provided to the Company by Steel Partners, Ltd. (“SPL”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the

Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s former Vice Chairman and current Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $237,000 were expensed by the Company for SPL’s services for each of the six month periods ended June 30, 2008 and June 30, 2007 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at June 30, 2008.
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
In the sections that follow, statements with respect to the quarter ended 2008 or six months ended 2008 refer to the three month and six month periods ended June 30, 2008. Statements with respect to the quarter ended 2007 or six months ended 2007 refer to the three month and six month periods ended June 30, 2007.
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
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six month periods ended 2008 and 2007 by approximately 0.6% and 0.8%, respectively.
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

Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.7% and 2.9% of gross trade receivables at June 30, 2008 and December 31, 2007, respectively.
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
Accounting For Income Taxes
On January 1, 2007, the Company adopted FIN 48. The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,698,000 and $2,785,000 as of June 30, 2008 and December 31, 2007, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of June 30, 2008, the Company reported accrued interest and penalties related to unrecognized tax benefits of $188,000. For additional disclosures related to FIN 48, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of June 30, 2008 and December 31, 2007 were $8,429,000 and $9,450,000, respectively, net of valuation allowances of $2,792,000 and $2,826,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions.

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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2008 and 2007. As of June 30, 2008 and December 31, 2007, goodwill totaled $21,981,000 and $22,006,000 (representing 21% of total assets), respectively.
Impairment Of Long-Lived And Intangible Assets
The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. The Company recorded asset impairment charges of approximately $77,000, net of tax, related to properties it owns in Camden, New Jersey and Pennsauken, New Jersey. These charges are recorded as part of discontinued operations.
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

Liquidity And Capital Resources

	June 30,	December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)

Cash and cash equivalents	$0	$733	($733)	(100%)
Bank debt	$5,239	$6,000	($761)	(13%)
Working capital	$26,930	$30,606	($3,676)	(12%)
Shareholders’ equity	$64,513	$61,629	$2,884	5%

During the six-month period ended June 30, 2008, the net cash provided by operating activities from continuing operations was $1,800,000, as compared to net cash provided by operating activities from continuing operations of $5,597,000 during the six-month period ended June 30, 2007. The sources of cash from operating activities for the six-month period ended June 30, 2008 were income from continuing operations of $3,346,000 and an increase in accounts payable of $1,192,000. These sources of cash were primarily offset by a decrease in accrued liabilities of $3,255,000 and an increase in inventory of $1,824,000. The decrease in accrued liabilities is primarily due to the timing of payments related to employee bonuses and consulting and audit fees, most of which were paid in the first quarter of 2008, which are not recurring on a quarterly basis. The increase of accounts payable is related to the timing of vendor payments. The increase in inventory was primarily caused by the deferral of certain customers’ existing orders at Teal, lower than expected orders at SLPE and the increase of orders at MTE. The sources of cash provided by operating activities in 2007 was primarily related to income from continuing operations of $5,275,000 and an increase in accounts payable of $1,521,000.
During the six month period ended June 30, 2008, net cash used in investing activities was $1,253,000. This use of cash is primarily related to the purchase of machinery, computer hardware, software and demo equipment. During the six-month period ended June 30, 2007, net cash used in investing activities was $1,087,000. This use of cash in investing activities during the period was primarily related to the purchase of factory machinery and equipment.
During the six-month period ended June 30, 2008, net cash used in financing activities was $506,000, which is primarily related to borrowings under the Company’s Revolving Credit Facility in the amount of $6,239,000, offset by payments under the Company’s Revolving Credit Facility of $7,000,000. During the six-month period ended June 30, 2007, net cash used in financing activities was $3,976,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the net amount of $4,240,000.
The Company’s current ratio was 1.88 to 1 at June 30, 2008 and 2.10 to 1 at December 31, 2007. Current assets decreased by $869,000 from December 31, 2007, while current liabilities increased by $2,807,000 during the same period. The increase in current liabilities is primarily due to the reclassification of bank debt under the Revolving Credit Facility, which expires on June 30, 2009.
Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders’ equity, were 8% at June 30, 2008 and 9% at December 31, 2007. During the first six months of 2008, total debt decreased by $761,000, or 13%, primarily due to net cash provided by operating activities from continuing operations.

Capital expenditures were $975,000 in the first six months of 2008, which represents a decrease of $47,000, or 5%, from the capital expenditure levels of the comparable period in 2007. Capital expenditures in the first six months of 2008 were attributable to machinery, computer hardware and software purchases. Capital expenditures of $1,022,000 were made during the first six months of 2007. These expenditures primarily related to computer equipment and factory machinery and equipment.
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
Contractual Obligations
The following is a summary of the Company’s contractual obligations at June 30, 2008 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)

Operating Leases	$1,494	$1,840	$762	$0	$4,096
Debt	5,239	—	—	—	5,239
Capital Leases	8	8	—	—	16

	$6,741	$1,848	$762	$0	$9,351

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

Results of Operations
Three months ended June 30, 2008, compared with three months ended June 30, 2007
The tables below show the comparisons of net sales and income from operations for the quarter ended June 30, 2008 (“2008”) and the quarter ended June 30, 2007 (“2007”).

	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	June 30,	June 30,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$21,062	$25,794	($4,732)	(18%)
High Power Group	15,063	14,287	776	5%

Total	36,125	40,081	(3,956)	(10%)

SL-MTI	7,366	7,252	114	2%
RFL	5,243	5,397	(154)	(3%)

Total	$48,734	$52,730	($3,996)	(8%)

The table below shows the comparison of income from operations for 2008 and 2007:

	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	June 30,	June 30,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$1,056	$2,907	($1,851)	(64%)
High Power Group	1,486	1,593	(107)	(7%)

Total	2,542	4,500	(1,958)	(44%)

SL-MTI	971	828	143	17%
RFL	296	443	(147)	(33%)
Other	(826)	(1,059)	233	22%

Total	$2,983	$4,712	($1,729)	(37%)

Consolidated net sales for 2008 decreased by $3,996,000, or 8%, when compared to the same period in 2007. Net sales of the Power Electronics Group decreased by $3,956,000, or 10%, while net sales of SL-MTI increased by $114,000, or 2%. The net sales of RFL decreased by $154,000, or 3%, when compared to 2007. All of the operating entities reported income from operations in 2008 and 2007.
The Company recorded income from operations of $2,983,000 for 2008, compared to income from operations of $4,712,000 for the corresponding period last year, representing a decrease of $1,729,000, or 37%. Income from operations was 6% of net sales in 2008, compared to 9% in 2007.

Income from continuing operations was $1,999,000, or $0.34 per diluted share, in the second quarter of 2008, compared to $3,236,000, or $0.56 per diluted share, for the same period in 2007. Income from continuing operations was approximately 4% of net sales in 2008, compared to 6% of net sales in 2007. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of the Teal and MTE), recorded a sales decrease of 10%, when comparing the second quarter of 2008 to the second quarter of 2007. Income from operations decreased by $1,958,000, or 44%, primarily due to the decrease at SLPE, which decreased $1,851,000, or 64%.
At SLPE, income from operations represented 5% of its net sales in 2008, compared to 11% in 2007. As a percentage of consolidated net sales, SLPE represented 43% of consolidated net sales in 2008, compared to 49% in 2007. At SLPE, sales of its medical and industrial equipment product lines decreased by approximately 27% and 24%, respectively, while sales of its data communications product line increased by approximately 6%. The decrease in sales of the medical equipment product line is primarily the result of reduced orders from two customers. The decrease in sales of the industrial product line was caused by decreased orders from distributors. International sales increased by 34% in 2008, compared to 2007, while domestic sales decreased by 25%. Income from operations decreased by $1,851,000, primarily due to the decrease in sales, partially offset by a decrease in operating expenses. Overall net sales increased in the second quarter of 2008 compared to the first quarter of 2008 by $3,098,000, or 17%, and income from operations increased by $527,000, or approximately 100%.
The High Power Group recorded income from operations, as a percentage of its net sales, of 10%, compared to 11% in 2007. This decline was primarily related to the decline at MTE, which reported operating income, as a percentage of sales in 2008, of 8%, compared to 14% in 2007. Teal reported income from operations of 11%, compared to 10% in 2007. MTE recorded a sales increase of $540,000. MTE’s sales increase was driven by sales to original equipment manufacturers servicing domestic and international petrochemical and metal mining industries. Domestic sales increased 5% while international sales increased 23%, when compared to 2007. This sales increase was negatively impacted by higher cost of product sold and an increase of $233,000 in operating expenses, the largest of which represented engineering and product development costs, which increased by $120,000, or 53%. This increase was primarily due to the hiring of additional engineers, increased agency and testing fees and professional fees. Teal reported a sales increase of $236,000, or 3%, while cost of products sold and operating costs remained relatively constant, as compared to 2007. Teal’s sales to medical imaging equipment manufacturers increased by $878,000, or 12%, while sales to semiconductor manufacturers decreased by $816,000, or 45%. Teal’s other product line sales increased by $174,000.

SL-MTI’s sales increased $114,000, or 2%, while income from operations increased by $143,000, or 17%. The sales increase was driven by a $243,000 increase in sales to customers in the defense and commercial aerospace industries. SL-MTI’s medical product line sales decreased by $259,000, which experienced relatively strong sales during 2007. SL-MTI’s other product line recorded an increase in sales of $130,000 in 2008. The increase in income from operations is due to the increase in sales, a decrease in engineering and product development expenses of $187,000 and a decrease in selling, general and administrative costs of $90,000. These reduced costs were partially offset by higher costs of product sold.
RFL’s sales decreased by $154,000, or 3%, compared to 2007. Sales of RFL’s protection products increased by $728,000, or 28%, which included sales to alternate energy providers located on the east coast of the United States. RFL’s customer service sales increased by $95,000, or 39%. Sales of its communications product line decreased by $977,000, or 38%, for the comparable periods. International sales increased by $327,000, or 33%, while domestic sales decreased by $480,000, or 11%. Income from operations decreased by $147,000, or 33%. The decrease in income from operations is primarily related to decreased sales, as operating costs remained relatively constant.
Cost of Products Sold
As a percentage of net sales, cost of products sold for the second quarter of 2008 was approximately 69%, compared to approximately 66% for the second quarter of 2007. SLPE experienced the largest increase in cost of products sold percentage, which increased by approximately 5%, when compared to 2007. The cost of products sold percentage was negatively affected by the decrease in sales of $4,732,000, or 18%, which led to lower absorption of overhead. In addition, SLPE experienced unfavorable currency fluctuation, higher commodity costs, particularly steel, copper, aluminum and plastic costs, when compared to 2007. The High Power Group’s cost of products sold percentage remained relatively constant in 2008, compared to 2007. Teal’s cost of products sold percentage remained constant while MTE’s percentage of products sold increased by approximately 4%, primarily due to increased copper and steel costs. Increased freight charges and use of temporary help also contributed to higher costs of products sold at MTE. SL-MTI experienced an approximate 2% increase in its cost of products sold, due to an unfavorable product mix, compared to 2007. In 2007, SL-MTI experienced higher volume on a large order, which improved its overhead absorption. RFL’s cost of products sold, as a percentage of sales, remained relatively constant on lower sales volume.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2008, compared to 6% in 2007. Engineering and product development expenses in 2008 increased by $317,000, or 10%. This increase was primarily attributable to an increase at SLPE of $341,000, or 23%, due to additional engineers hired in both the United States and China and increased agency fees. MTE experienced an increase of $120,000, or 53%, due to the addition of engineers and staff hired to support new product development and increased testing costs and agency fees. Both Teal and RFL recorded relatively minor increases in engineering and product development expenses. These increases were partially offset by an $187,000 decrease at SL-MTI, primarily due to a reduction in the number of engineering and product development programs, compared to 2007.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2008 was approximately 16% of sales, compared to 17% of sales in 2007. These expenses decreased by $1,503,000, or 17%. SLPE expenses decreased $1,085,000, or 28%, primarily due to the reduction in net sales in 2008, a reduction in administrative personnel and consulting fees, and a reclassification of certain freight cost to cost of products sold. Corporate and Other expenses also decreased by $233,000, or 22%, primarily due to a decrease in stock based compensation expense. All of the other operating entities had relatively minor changes in their selling, general and administrative expenses
Depreciation and Amortization
Depreciation and amortization expenses remained at approximately 2% of net sales for each of 2008 and 2007.
Amortization of Deferred Financing Costs
In connection with entering into the Revolving Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs have been deferred and are being amortized over the three-year term of the Revolving Credit Facility. For the second quarter of 2008 and for the second quarter of 2007, amortization of deferred financing costs was $22,000, all of which related to the Revolving Credit Facility.
Interest Expense
Interest expense was $45,000 for the second quarter of 2008, compared to $256,000 for the second quarter of 2007. The decrease in interest expense for 2008 is primarily related to the significantly reduced debt levels during the quarter ended June 30, 2008, compared to the same period in 2007. Debt balance at June 30, 2008 was approximately $5,239,000, compared to $15,560,000 at June 30, 2007.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the second quarter of 2008 was 32%. For the second quarter of 2007, the effective tax rate was approximately 27%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.
Discontinued Operations
For the second quarter of 2008 and for the second quarter of 2007, the Company recorded losses from discontinued operations, net of tax, of $241,000 and $418,000, respectively. These amounts represent legal and environmental charges related to discontinued operations. Also during the period ended June 30, 2008, the Company received cash and recorded a gain in the amount of $59,000, net of tax for a settlement related to a discontinued operation. During the period ended June 30, 2008, the Company wrote off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the amount of $77,000, net of tax.

Results of Operations
Six months ended June 30, 2008, compared with six months ended June 30, 2007
The tables below show the comparisons of net sales and income from operations for the six months ended June 30, 2008 (the “first half 2008”) and the six months ended June 30, 2007 (the “first half 2007”). For all periods presented, Ault is included as part of SLPE, while MTE is included as part of the High Power Group.

	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	June 30,	June 30,	Same Period	Same Period
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$39,026	$47,255	($8,229)	(17%)
High Power Group	29,225	28,822	403	1%

Total	68,251	76,077	(7,826)	(10%)

SL-MTI	15,085	14,065	1,020	7%
RFL	10,760	10,915	(155)	(1%)

Total	$94,096	$101,057	($6,961)	(7%)

The table below shows the comparison of income from operations for 2008 and 2007:

	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	Over	Over
	June 30,	June 30,	Same Period	Same Period
	2008	2007	Last Year	Last Year
	(in thousands)

Power Electronics Group:
SLPE	$1,586	$4,192	($2,606)	(62%)
High Power Group	2,974	3,791	(817)	(22%)

Total	4,560	7,983	(3,423)	(43%)

SL-MTI	2,053	1,701	352	21%
RFL	764	849	(85)	(10%)
Other	(2,231)	(2,510)	279	11%

Total	$5,146	$8,023	($2,877)	(36%)

Consolidated net sales for the first half 2008 decreased by $6,961,000, or 7%, compared to the same period in 2007. All of the operating entities had income from operations for all periods presented.
The Company recorded income from operations of $5,146,000 for the first half 2008, compared to income from operations of $8,023,000 for the corresponding period last year. This represents a decrease of $2,877,000, or 36%.
For the first half 2008, income from continuing operations was $3,346,000, or $0.56 per diluted share, compared to $5,275,000, or $0.91 per diluted share, for the same period in 2007. Income from continuing operations was approximately 4% of sales in 2008, compared to 5% of sales in 2007. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group recorded a sales decrease of $7,826,000, or 10%, when comparing the first half of 2008 to the first half of 2007. Income from operations decreased by $3,423,000, or 43%. This decrease is primarily attributable to a $2,606,000 decrease at SLPE. Teal’s income from operations decreased by $740,000. MTE’s income from operations decreased by $77,000 for the first half 2008.
For the first half of 2008, income from operations, as a percentage of SLPE’s net sales, was 4%, compared to 9% in the same period in 2007. The High Power Group recorded income from operations, as a percentage of its net sales, of 10%, compared to 13% for the first half of last year. This decline was due to declines at both Teal and MTE.
As a percentage of consolidated net sales, SLPE represented 41% of net sales in the first half of 2008, compared to 47% for the same period in 2007. At SLPE sales for the first half of 2008 decreased by $8,229,000, or 17%, while income from operations decreased $2,606,000, or 62%. Sales of SLPE’s industrial product and medical equipment product lines decreased by 27% and 24%, respectively, while sales of its data communications product line increased by 12%. Income from operations decreased by $2,606,000, or 62%, primarily due to the decrease in revenues and an increase in product cost, partially offset by a decrease in operating costs of $1,114,000.
The High Power Group recorded a sales increase of $403,000, or 1%, while income from operations decreased by $817,000, or 22%. The increase in sales is attributable to MTE, which reported a sales increase of $1,810,000, or 19%. Teal recorded a sales decrease of $1,407,000, or 7%. The increase in sales at MTE did not translate to a corresponding increase in income from operations because: (i) cost of products sold percentage increased by approximately 2% due to higher copper and steel prices and freight charges, (ii) engineering and product development costs increased by $262,000, and (iii) selling, general and administrative costs increased by $148,000. Teal’s operating cost decreased by $109,000, when compared to the second half of 2007. The sales increase at MTE was due to new opportunities for filter and reactor product lines sold to larger original equipment manufacturers domestically and to customers engaged in gas and oil field projects internationally. Teal’s sales decrease was primarily due to a decreased demand from semiconductor manufacturers, particularly in the first quarter of 2008.
For the first half of 2008, SL-MTI’s sales increased $1,020,000, or 7%, while income from operations increased by $352,000, or 21%, compared to the same period last year. The sales increase was driven by a $1,044,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers. Sales to other industrial customers increased by $173,000. The increase in income from operations is primarily due to the 7% increase in sales and a $233,000 decrease of engineering and product development costs. SL-MTI’s selling, general and administrative expenses remained relatively constant over the comparable periods.
For the first half 2008, RFL’s sales decreased by $155,000, or 1%, compared to the first half of 2007. Income from operations decreased by $85,000, or 10%, for the comparable periods. Sales of RFL’s protection products increased by $871,000, or 16%, while sales of its carrier communications product line decreased by $1,139,000 or 23%. RFL’s other product line increased by $114,000. Domestic sales remained relatively constant, while international sales decreased by $107,000, or 4%. The decrease in income from operations is primarily related to the decrease in sales and higher engineering and product development costs.
Cost of Products Sold
For the first half of 2008, cost of products sold, as a percentage of net sales, was 68%. For the first half of 2007, it was approximately 66%. SLPE experienced the largest increase in cost of products sold percentage, which increased by approximately 3%. The cost of products sold percentage was negatively affected by the decrease in sales of $8,229,000, or 17%, which lead to lower absorption of overhead. For the first half of 2008, SLPE also experienced higher commodity costs, higher labor costs, unfavorable currency fluctuation and higher freight charges. The High Power Group recorded a 2% increase in its cost of products sold percentage due to increases at both Teal and MTE. Both SL-MTI and RFL recorded relatively consistent cost of products sold percentages in 2008, compared to 2007.
Engineering and Product Development Expenses
For the first half 2008, engineering and product development expenses were approximately 7% of net sales, compared to 6% for the same period in 2007. These percentages approximate the percentages experienced in the second quarter of 2008, compared to 2007. The largest increase in engineering and product development expenses were incurred by SLPE, which recorded an increase of $495,000, or 16%, and the High Power Group, which recorded an increase of $225,000, or 17%. The increase at SLPE is primarily due to the hiring of additional engineers in both the United States and China. The increase at the High Power Group is attributable to MTE, which hired additional engineers and incurred higher agency fees.
Selling, General and Administrative Expenses
For the first half of 2008, selling, general and administrative expenses, as a percentage of net sales, was 17% compared to 18% in the first half of 2007. These expenses decreased by $1,800,000, or 10%, on a sales decline of 7%. Most of the decrease occurred at SLPE and the corporate office in the second quarter of 2008. SLPE recorded a decrease of $1,634,000, or 23%, on decreased sales of 17%. These reduced costs are primarily attributable to the decreased sales and related costs, the reclassification of freight costs and a reduction in administrative personnel and consulting fees. The reduction in Corporate and Other expenses is primarily related to the reduction of stock based compensation expense in the amount of $477,000, when compared to the first half of 2007. All of the other operating entities had relatively minor changes in their selling, general and administrative expenses in the first half of 2008, compared to the same period in 2007.
Depreciation and Amortization
For the first half of 2008, depreciation and amortization expenses were $1,841,000, or 2%, of net sales. This compares with $1,828,000, or 2%, of net sales for 2007.
Interest Expense
For the first half of 2008, interest expense was $168,000, compared to $579,000 for the first half 2007. The decrease in interest expense for 2008 is related to decreased debt levels in 2008, when compared to 2007. Average debt balance for the six months ended June 30, 2008 was approximately $5,600,000, compared to an average debt balance of approximately $17,700,000 for the same period in 2007.

Taxes (Continuing Operations)
The effective tax rate for continuing operations for the first half of each of 2008 and 2007 was 32% and 29%, respectively. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.
Discontinued Operations
For the first half of each of 2008 and 2007, the Company recorded losses from discontinued operations, net of tax, of $453,000 and $789,000, respectively. These amounts represent legal and environmental charges related to discontinued operations, net of tax. Also during the period ended June 30, 2008, the Company recorded a gain in the amount of $59,000, net of tax, for a settlement related to a discontinued operation. During the period ended June 30, 2008, the Company wrote off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the amount of $77,000, net of tax.
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the second quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see Note 10 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also see Note 12 to the Consolidated Financial Statements of the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of the Company’s risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in the Company’s 2007 Annual Report on Form 10-K. The Company is subject to inherent risks attributed to operating in a global economy. Its international sales and operations in foreign countries, principally China and Mexico, render the Company subject to risks associated with fluctuating currency values and exchange rates. Because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of its products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. As a result of its foreign operations, the Company records revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in the Company’s manufacturing costs that could have a material adverse effect on its business, financial condition and results of operations. At present, the Company does not purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the three months ended March 30, 2008, the Company did not purchase any shares pursuant to the Rule 10b5-1 sales trading plan agreement (the “Trading Plan Agreement), which was effective through March 30, 2008. The maximum number of shares that had yet to be purchased under the plan was 548,199. For the six month periods ended June 30, 2008 and June 30, 2007, the Company did purchase 15,160 and 71,109 shares, respectively, through its deferred compensation plans.

	Total
	Number of		Average
	Shares		Price Paid
Period	Purchased		per Share
January 2008	2,160	(1)	$20.25
February 2008	2,700	(1)	$20.55
March 2008	2,600	(1)	$19.40
April 2008	1,500	(1)	$19.75
May 2008	3,500	(1)	$14.66
June 2008	2,700	(1)	$14.60

Total	15,160		$17.81

1.	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s meeting of shareholders conducted on May 14, 2008, the Company’s shareholders re-elected six incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, James A. Risher and Mark E. Schwarz) to the Company’s Board of Directors. Warren G. Lichtenstein had declined to stand for re-election. In his place, John McNamara was elected director. The votes cast for all nominees were as follows:

Nominees	For	Withhold Authority

J. Dwane Baumgardner	5,372,065	210,959
Avrum Gray	5,501,627	81,397
James R. Henderson	4,657,454	925,570
Glen M. Kassan	5,462,154	120,870
John McNamara	5,462,154	120,870
James A. Risher	5,513,634	69,390
Mark E. Schwarz	4,643,532	939,492
The votes cast for approval of the Company’s 2008 Incentive Stock Plan were as follows:

For	Against	Abstain

4,448,788	115,880	13,967
The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent public accountant for the fiscal year ending December 31, 2008 were as follows:

For	Against	Abstain

5,568,474	6,532	8,017
ITEM 5. OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first six months of 2008, as approved by its Audit Committee. During the six month period ended June 30, 2008, there were no non-audit services performed by Grant Thornton.

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

Date: August 11, 2008	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
David R. Nuzzo
Chief Financial Officer (Principal Accounting Officer)