Form 10-Q
period 2008-09-30
SL INDUSTRIES INC
filed 2008-11-12
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of November 6, 2008 was 5,875,786.

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$733,000
Receivables, net	28,215,000	30,068,000
Inventories, net	24,755,000	22,242,000
Prepaid expenses	1,235,000	959,000
Deferred income taxes, net	2,984,000	4,302,000

Total current assets	57,189,000	58,304,000

Property, plant and equipment, net	10,985,000	11,047,000
Deferred income taxes, net	6,286,000	5,148,000
Goodwill	21,980,000	22,006,000
Other intangible assets, net	6,060,000	6,741,000
Other assets and deferred charges	1,231,000	1,427,000

Total assets	$103,731,000	$104,673,000

LIABILITIES
Current liabilities:
Debt, current portion	$—	$—
Accounts payable	11,165,000	12,612,000
Accrued income taxes	903,000	495,000
Accrued liabilities:
Payroll and related costs	6,379,000	7,948,000
Other	7,320,000	6,643,000

Total current liabilities	25,767,000	27,698,000

Debt, less current portion	4,118,000	6,000,000
Deferred compensation and supplemental retirement benefits	2,685,000	2,812,000
Other liabilities	6,545,000	6,534,000

Total liabilities	39,115,000	43,044,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,606,000	42,999,000
Retained earnings	39,369,000	36,801,000
Accumulated other comprehensive (loss)	(305,000)	(70,000)
Treasury stock at cost, 2,424,000 and 2,449,000 shares, respectively	(19,714,000)	(19,761,000)

Total shareholders’ equity	64,616,000	61,629,000

Total liabilities and shareholders’ equity	$103,731,000	$104,673,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$46,242,000	$50,652,000	$140,338,000	$151,709,000
Cost and expenses:
Cost of products sold	32,052,000	34,419,000	96,321,000	101,570,000
Engineering and product development	3,456,000	3,193,000	10,454,000	9,606,000
Selling, general and administrative	7,984,000	8,280,000	23,825,000	25,921,000
Depreciation and amortization	924,000	876,000	2,765,000	2,705,000
Restructuring charges	518,000	—	518,000	—

Total cost and expenses	44,934,000	46,768,000	133,883,000	139,802,000

Income from operations	1,308,000	3,884,000	6,455,000	11,907,000
Other income (expense):
Amortization of deferred financing costs	—	(22,000)	(44,000)	(66,000)
Interest income	9,000	15,000	24,000	33,000
Interest expense	(42,000)	(130,000)	(211,000)	(710,000)

Income from continuing operations before income taxes	1,275,000	3,747,000	6,224,000	11,164,000
Income tax provision	403,000	1,280,000	2,006,000	3,423,000

Income from continuing operations	872,000	2,467,000	4,218,000	7,741,000
(Loss) from discontinued operations (net of tax)	(1,196,000)	(316,000)	(1,650,000)	(1,104,000)

Net income (loss)	$(324,000)	$2,151,000	$2,568,000	$6,637,000

Basic net income (loss) per common share
Income from continuing operations	$0.15	$0.43	$0.72	$1.37
(Loss) from discontinued operations (net of tax)	(0.20)	(0.06)	(0.28)	(0.19)

Net income (loss)	$(0.06)*	$0.38 *	$0.44	$1.17 *

Diluted net income (loss) per common share
Income from continuing operations	$0.15	$0.42	$0.71	$1.33
(Loss) from discontinued operations (net of tax)	(0.20)	(0.05)	(0.28)	(0.19)

Net income (loss)	$(0.05)	$0.36 *	$0.43	$1.14

Shares used in computing basic net income (loss) per common share	5,871,000	5,730,000	5,862,000	5,669,000
Shares used in computing diluted net income (loss) per common share	5,939,000	5,906,000	5,959,000	5,834,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(324,000)	$2,151,000	$2,568,000	$6,637,000
Other comprehensive income (net of tax):
Foreign currency translation	27,000	(41,000)	(235,000)	(9,000)
Unrealized gain on securities	—	112,000	—	—

Comprehensive income (loss)	$(297,000)	$2,222,000	$2,333,000	$6,628,000

*	Earnings per share does not total due to rounding.

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$2,568,000	$6,637,000
Adjustment for losses from discontinued operations	1,650,000	1,104,000

Income from continuing operations	4,218,000	7,741,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,650,000	1,678,000
Amortization	1,115,000	1,027,000
Amortization of deferred financing costs	44,000	66,000
Non-cash restructuring	155,000	—
Non-cash compensation (benefit) expense	(482,000)	1,015,000
Stock-based compensation	254,000	—
Provisions for (gains) losses on accounts receivable	(2,000)	12,000
Deferred compensation and supplemental retirement benefits	294,000	328,000
Deferred compensation and supplemental retirement benefit payments	(416,000)	(392,000)
Deferred income taxes	245,000	995,000
Loss on sale of equipment	48,000	32,000
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts and note receivable	1,856,000	64,000
Inventories	(2,514,000)	(2,425,000)
Prepaid expenses	(277,000)	(627,000)
Other assets	70,000	(147,000)
Accounts payable	(1,447,000)	826,000
Accrued liabilities	(2,103,000)	(887,000)
Accrued income taxes	1,419,000	12,000

Net cash provided by operating activities from continuing operations	4,127,000	9,318,000
Net cash (used in) operating activities from discontinued operations	(965,000)	(1,709,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,162,000	7,609,000

INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	(65,000)
Purchases of property, plant and equipment	(1,446,000)	(1,170,000)
Purchases of other assets	(743,000)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(2,189,000)	(1,235,000)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	17,828,000	18,570,000
Payments of Revolving Credit Facility	(19,710,000)	(28,370,000)
Proceeds from stock options exercised	54,000	2,530,000
Tax benefit from exercise of stock options	7,000	551,000
Treasury stock sales (purchases)	339,000	(411,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(1,482,000)	(7,130,000)

Effect of exchange rate changes on cash	(224,000)	14,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(733,000)	(742,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,000	757,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$15,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$313,000	$855,000
Income taxes	$528,000	$2,118,000
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
2. Receivables
Receivables consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Trade receivables	$27,752	$29,790
Less: allowance for doubtful accounts	(788)	(865)

	26,964	28,925
Recoverable income taxes	143	58
Other	1,108	1,085

	$28,215	$30,068

3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$17,638	$15,805
Work in process	5,651	4,849
Finished goods	4,673	4,615

	27,962	25,269
Less: allowances	(3,207)	(3,027)

	$24,755	$22,242

4. Income (Loss) Per Share
The Company has presented net income (loss) per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period.

Diluted net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. In accordance with SFAS 128, the computation for the diluted effect of income from continuing operations and loss from discontinued operations for the three months ended September 30, 2008, includes common stock equivalents because income from continuing operations was dilutive.
The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2008			2007
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Basic net income (loss) per common share	$(324)	5,871	$(0.06)	$2,151	5,730	$0.38
Effect of dilutive securities	—	68	0.01	—	176	(0.02)

Diluted net income (loss) per common share	$(324)	5,939	$(0.05)	$2,151	5,906	$0.36

	Nine Months Ended September 30,
	2008			2007
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$2,568	5,862	$0.44	$6,637	5,669	$1.17
Effect of dilutive securities	—	97	(0.01)	—	165	(0.03)

Diluted net income per common share	$2,568	5,959	$0.43	$6,637	5,834	$1.14

For the nine-month periods ended September 30, 2008 and September 30, 2007, no stock options were excluded from the dilutive computations because there were no option exercise prices greater than the average market price of the Company’s common stock.

Stock-Based Compensation
The Company maintains two shareholder approved stock option plans that have expired; however, stock options issued under each plan remain outstanding: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”).
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
On May 14, 2008, the shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). It is intended as an incentive, to retain directors, key employees and advisors of the Company. The 2008 Plan provides for up to 315,000 shares of the Company’s common stock that may be subject to options and stock appreciation rights. The 2008 Plan enables the Company to grant options with an exercise price per share not less than the fair market value of the Company’s common stock on the business day immediately prior to the date of the grant. Options granted under the 2008 Plan are exercisable no later than ten years after the grant date.
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the Company’s 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. The Company recorded $254,000 in compensation expense in the consolidated statements of operations for the three and nine month periods ended September 30, 2008. No options were granted; therefore, no compensation expense was recorded during the same periods in 2007.
As of September 30, 2008, there was a total of $505,000 of total unrecognized compensation expense related to the unvested stock options. The cost is expected to be recorded over a period of two years. Also, the Company has recognized a benefit of approximately $124,000 and an expense of $826,000 in the three-month periods ended September 30, 2008 and September 30, 2007, respectively, and a benefit of $482,000 and an expense of $1,015,000 in the nine month periods ended September 30, 2008, and September 30, 2007, respectively, related to certain stock-based compensation arrangements.

The estimated fair value of the options granted was calculated using the Black-Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the options is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the simplified method described in Staff Accounting Bulletin No. 110 to determine the expected life assumptions, since the Company’s historical data about its employees exercise behavior does not provide a reasonable basis for estimating the expected life of the options. The Company had two stock option plans that have now expired. Market conditions and the Company structure have changed significantly since options were issued under those plans.
The fair value of stock options granted during the three and nine-month periods ended September 30, 2008 was estimated on the grant date with the following assumptions.

Three and Nine Months
Ended
September 30, 2008
Risk-free interest rate	3.12%
Expected dividend yield	0.0%
Expected stock price volatility	42.52%
Expected life of stock option	4.25 years

The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2007	266	$8.98	3.52
Granted	155	$12.80
Exercised	(4)	$12.62
Forfeited	—	—
Expired	(10)	$11.68

Outstanding as of September 30, 2008	407	$10.33	4.48	$1,188

Exercisable as of September 30, 2008	304	$9.49	3.62	$1,142

During the nine-month periods ended September 30, 2008 and September 30, 2007, the total intrinsic value of options exercised was $26,000 and $1,989,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $7,000 and $551,000, respectively. During the nine-month period ended September 30, 2008, options to purchase approximately 4,000 shares of common stock with an aggregate exercise price of $54,000 were exercised by option holders. During the nine-month period ended September 30, 2007, options to purchase approximately 223,000 shares of common stock with an aggregate exercise price of $2,530,000 were exercised by option holders.
5. Income Tax
On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The amount of gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2008 and December 31, 2007 was $2,569,000 and $2,785,000, respectively. If recognized, all of the net unrecognized tax benefits would impact the Company’s effective tax rate.

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
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of any changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $63,000. At September 30, 2008, the Company has recorded a liability for unrecognized benefits of $1,197,000, $640,000 and $732,000 for federal, foreign and state taxes primarily related to expenses in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company has accrued approximately $214,000 for the payment of interest and penalties at September 30, 2008.
The following is a reconciliation of income tax expense (benefit) at the applicable federal statutory rate and the effective rates from continuing operations:

	Nine Months Ended
	September 30,
	2008	2007
Statutory rate	34%	34%
Tax rate differential on domestic manufacturing deduction	(1)	(1)
State income taxes, net of federal income tax benefit	1	4
Research and development credits	(4)	(6)
Foreign tax credits	1	—
Other, net	1	—

	32%	31%

During the nine months ended September 30, 2008, the Company recorded additional benefits from research and development tax credits of $252,000. As of September 30, 2008, the Company’s gross research and development tax credit carryforwards totaled approximately $1,970,000. Of these credits, approximately $1,458,000 can be carried forward for 15 years and will expire between 2013 and 2023, while $512,000 can be carried forward indefinitely.
As of September 30, 2008, the Company’s gross foreign tax credits totaled approximately $354,000. These credits can be carried forward for ten years and will expire between 2013 and 2018.

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
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for non-controlling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires that consolidated net income (loss) be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and that they be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not expect that adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment to SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivate instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is evaluating the potential effects that SFAS 161 will have on the reporting of its financial position, results of operations or debt covenants but believes that there will be no material impact.

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
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$21,980	$—	$21,980	$22,006	$—	$22,006

Other intangible assets:
Customer relationships	3,700	935	2,765	3,700	553	3,147
Patents	1,257	985	272	1,219	924	295
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	561	1,139	1,700	334	1,366
Licensing fees	355	151	204	355	124	231
Covenant-not-to-compete	100	94	6	100	75	25
Other	51	49	2	51	46	5

Total other intangible assets	8,835	2,775	6,060	8,797	2,056	6,741

	$30,815	$2,775	$28,040	$30,803	$2,056	$28,747

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over six years and eight years; patents are amortized over 13 years, seven years or five years; developed technology is amortized over five years and six years; licensing fees over 10 years; covenants-not-to-compete are amortized over one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2008 and September 30, 2007 was $233,000 and $257,000, respectively. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2008 and September 30, 2007 was $719,000 and $774,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $899,000 in 2009 and 2010, $863,000 in 2011, $713,000 in 2012, and $384,000 in 2013. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment are as follows:

	Balance		Balance
	December 31,	Foreign	September 30,
	2007	Exchange	2008
	(in thousands)
SLPE (Ault)	$3,513	$(26)	$3,487
High Power Group (MTE)	8,189	—	8,189
High Power Group (Teal)	5,055	—	5,055
RFL	5,249	—	5,249

Total	$22,006	$(26)	$21,980

8. Debt
Debt consists of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Prime rate loan	$2,418	$—
LIBOR rate loan	1,700	6,000

	4,118	6,000
Less current portion	—	—

Total long-term debt	$4,118	$6,000

On August 3, 2005, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The Revolving Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provides for borrowings up to $30,000,000. The Revolving Credit Facility was originally scheduled to expire on June 30, 2009. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the Revolving Credit Facility, including but not limited to, capital expenditures, consolidated net worth and certain interest and leverage ratios, as defined. As of September 30, 2008, the Company had outstanding balances under its Revolving Credit Facility of $2,418,000 at the Bank of America prime rate, which bore interest at 5.00%, and $1,700,000 at the LIBOR rate, which bore interest at 3.65%. As of December 31, 2007, the Company had an outstanding balance under the Revolving Credit Facility of $6,000,000 at the LIBOR rate, which bore interest at 6.10%.
On October 23, 2008, the company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. (See Subsequent Event Note 15.)

9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Commissions	$703	$869
Litigation and legal fees	217	927
Other professional fees	639	1,053
Environmental	1,881	514
Warranty	1,277	1,271
Deferred revenue	551	320
Other	2,052	1,689

	$7,320	$6,643

A summary of the Company’s warranty reserve is as follows:

Nine Months Ended
September 30, 2008
(in thousands)
Liability, beginning of year	$1,271
Expense for new warranties issued	699
Warranty claims	(693)

Liability, end of period	$1,277

10. Restructuring Charges
In the third quarter ended September 30, 2008, the Company incurred a restructuring charge of $518,000, of which $350,000 was recorded at SL Power Electronics Corp. (“SLPE”). The restructuring charge related to workforce reductions to align SLPE’s cost structure to reduced business levels. The Company anticipates that these actions will result in reduced operating costs in future periods. The liability for the restructuring charges is included in Accrued Liabilities — Other. The Company expects SLPE’s total restructuring costs to be approximately $395,000. Also, MTE Corporation (“MTE”) incurred restructuring charges of $168,000 related to costs of consolidating facilities. Total MTE restructuring charges are expected to be approximately $218,000. All of the costs incurred were paid in the third quarter of 2008. Details of the restructuring charges are as follows:

	Three Months Ended
	September 30, 2008
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$—	$—	$—	$—
Restructuring charges	309	89	120	518
Cash payments	(195)	(89)	(79)	(363)

Ending balance	$114	$—	$41	$155

11. Commitments And Contingencies
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

Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed by the Company and its independent engineering-consulting firms to date, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,651,000, of which $4,770,000 is included as other long-term liabilities as of September 30, 2008. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time, such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
There are two sites where SurfTech conducted past activities for which the Company may incur material environmental costs in the future as a result of its ownership of the real property. These sites are the Company’s properties located in Pennsauken Township, New Jersey (the “Pennsauken Site”), and in Camden, New Jersey (the “Camden Site”).
With respect to the Pennsauken Site, the Company is the subject of various lawsuits and administrative actions relating to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involves claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. The Company has substantial defenses in the case and there are numerous other potential responsible parties. Moreover, in October 2008, the trial court ruled that the Spill Act strict liability claims filed against the Company and other defendants are not subject to joint and several liability. Therefore, it is not anticipated that this litigation will have a material adverse impact on the Company’s business or financial condition. The case is scheduled for trial in early 2009.
In 2006, the United States Environmental Protection Agency (the “EPA”) named the Company as a PRP in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The Company believes the recent action by the EPA should supersede the NJDEP directives.
With respect to the EPA matter, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

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
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. On September 30, 2008, the Company submitted an Interim Response Action (“IRA”) Workplan to the NJDEP that includes building demolition and removal, excavation of underlying contaminated soil, undertaking treatability studies and installing new monitoring wells. The IRA Workplan was amended by electronic mails dated October 7, 8 and 9, 2008 and was approved by letter from the NJDEP, dated October 9, 2008. The Company accrued $1,500,000 in the third quarter to meet the anticipated expenses of the IRA Workplan. At September 30, 2008, the Company has accrued $2,057,000 to remediate the Camden Site.
The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. (“SL-MTI”) located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and performed remediation at the site. Further remediation efforts will be required and the Company is engaged in discussions with the Minnesota Pollution Control Agency to approve and implement a remediation plan. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $151,000, which have been accrued at September 30, 2008. These costs are recorded as a component of continuing operations.
As of September 30, 2008 and December 31, 2007, the Company had recorded environmental accruals of $6,651,000 and $5,284,000, respectively.

12. Segment Information
The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“Teal”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Business units are also combined if they have similar characteristics in each of the following areas:
•	nature of products and services

•	nature of production process

•	type or class of customer

•	methods of distribution
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under two brand names (Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetics products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (for additional information, see Note 1 in the notes to the Consolidated Financial Statements included in Part IV of the Company’s 2007 Annual Report on Form 10-K).
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three-month periods and nine-month periods ended September 30, 2008 and September 30, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$18,168	$22,367	$57,194	$69,622
High Power Group	15,274	15,690	44,499	44,512

Total	33,442	38,057	101,693	114,134

SL-MTI	6,146	6,800	21,231	20,865
RFL	6,654	5,795	17,414	16,710

Consolidated	$46,242	$50,652	$140,338	$151,709

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$(589	)*	$2,017	$998	*	$6,209
High Power Group	1,704	**	2,397	4,678	**	6,189

Total	1,115		4,414	5,676		12,398

SL-MTI	681		651	2,734		2,352
RFL	782		877	1,547		1,725
Other	(1,270)		(2,058)	(3,502)		(4,568)

Consolidated	$1,308		$3,884	$6,455		$11,907

*	Includes a restructuring charge of $350,000 recorded in the third fiscal quarter of 2008.

**	Includes a restructuring charge of $168,000 recorded in the third fiscal quarter of 2008.

	September 30,	December 31,
	2008	2007
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$35,671	$37,940
High Power Group	32,502	29,305

Total	68,173	67,245

SL-MTI	11,843	12,246
RFL	16,863	16,124
Other	6,852	9,058

Consolidated	$103,731	$104,673

	September 30,	December 31,
	2008	2007
	(in thousands)
Intangible assets, net
Power Electronics Group:
SLPE	$5,090	$5,399
High Power Group	17,495	17,863

Total	22,585	23,262

SL-MTI	2	5
RFL	5,453	5,480

Consolidated	$28,040	$28,747

13. Retirement Plans And Deferred Compensation
During the nine months ended September 30, 2008, the Company maintained a defined contribution pension plan covering all full-time U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
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
Costs incurred under these plans amounted to $936,000 during the nine-month period ended September 30, 2008 and $858,000 for the nine month period ended September 30, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates of 6% to 12%. The amount charged to income in connection with these agreements amounted to $232,000 and $291,000 for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively.
14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2008 and September 30, 2007 were $954,000 and $849,000, respectively. Accounts receivable due from RFL Communications at September 30, 2008 were $172,000.

As a result of certain services being provided to the Company by Steel Partners, Ltd. (“SPL”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s former Vice Chairman and current Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $356,000 were expensed by the Company for SPL’s services for each of the nine-month periods ended September 30, 2008 and September 30, 2007 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 was payable at September 30, 2008.
15. Subsequent Event
On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The Amended and Restated Revolving Credit Facility amends and restates the company’s Revolving Credit Agreement, dated August 3, 2005, as amended, among Bank of America, N.A., the company and its subsidiaries party thereto, to provide for an increase in the facility size and certain other changes.
The Amended and Restated Revolving Credit Facility provides for maximum borrowings of up to $60,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The Amended and Restated Revolving Credit Facility is scheduled to expire on October 1, 2011 unless earlier terminated by the agent thereunder following an event of default. Borrowings under the Amended and Restated Revolving Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or a base rate, plus a margin rate ranging from 0% to 1.0%, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the Amended and Restated Revolving Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA, minimum levels of interest coverage and net worth and limitation on capital expenditures, as defined.
The Company’s obligations under the Amended and Restated Revolving Credit Facility are secured by the grant of security interests over substantially all of its respective assets.
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
In the sections that follow, statements with respect to the quarter ended 2008 or nine months ended 2008 refer to the three-month and nine-month periods ended September 30, 2008. Statements with respect to the quarter ended 2007 or nine months ended 2007 refer to the three-month and nine-month periods ended September 30, 2007.
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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine month periods ended 2008 and 2007 by approximately 1.1% and 0.8%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.8% and 2.9% of gross trade receivables at September 30, 2008 and December 31, 2007, respectively.
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
Accounting For Income Taxes
On January 1, 2007, the Company adopted FIN 48. The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,569,000 and $2,785,000 as of September 30, 2008 and December 31, 2007, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of September 30, 2008, the Company reported accrued interest and penalties related to unrecognized tax benefits of $214,000. For additional disclosures related to FIN 48, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of September 30, 2008 and December 31, 2007 were $9,270,000 and $9,450,000, respectively, net of valuation allowances of $2,796,000 and $2,826,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
Legal Contingencies
The Company is currently involved in certain legal proceedings. As discussed in Note 11 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparable or quoted market prices, when applicable. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2008 and 2007. As of September 30, 2008 and December 31, 2007, goodwill totaled $21,980,000 and $22,006,000 (representing 21% of total assets), respectively.
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

Expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 12 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Liquidity And Capital Resources

	September 30,	December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$—	$733	$(733)	(100%)
Bank debt	$4,118	$6,000	$(1,882)	(31%)
Working capital	$31,422	$30,606	$816	3%
Shareholders’ equity	$64,616	$61,629	$2,987	5%
During the nine-month period ended September 30, 2008, the net cash provided by operating activities from continuing operations was $4,127,000, as compared to net cash provided by operating activities from continuing operations of $9,318,000 during the nine-month period ended September 30, 2007. The sources of cash from operating activities for the nine-month period ended September 30, 2008 were income from continuing operations of $4,218,000, a decrease in accounts receivable of $1,856,000 and an increase in accrued income taxes of $1,419,000. These sources of cash were primarily offset by a decrease in accrued liabilities of $2,103,000, an increase in inventory of $2,514,000 and a decrease in accounts payable of $1,447,000. The decrease in accrued liabilities is primarily due to the timing of payments related to employee bonuses and consulting and audit fees, most of which were paid in the first quarter of 2008, which are not recurring on a quarterly basis. The decrease of accounts payable is related to the timing of vendor payments. The increase in inventory was primarily caused by the deferral of certain customers’ existing orders at Teal, lower than expected orders at SLPE and the increase of orders at MTE. Also, MTE is consolidating facilities and has built inventory in anticipation of the move. The sources of cash provided by operating activities for the nine-month period ended September 30, 2007, were primarily related to income from continuing operations of $7,741,000, a decrease in deferred income tax assets of $995,000, non-cash compensation expense of $1,015,000 and an increase in accounts payable of $826,000.

During the nine-month period ended September 30, 2008, net cash used in investing activities was $2,189,000. This use of cash is primarily related to the purchase of machinery, computer hardware, software and demonstration equipment. During the nine-month period ended September 30, 2007, net cash used in investing activities was $1,235,000. This use of cash in investing activities during the period was primarily related to the purchase of factory machinery and equipment.
During the nine-month period ended September 30, 2008, net cash used in financing activities was $1,482,000, which is primarily related to borrowings under the Company’s Revolving Credit Facility in the amount of $17,828,000, offset by payments under the Company’s Revolving Credit Facility of $19,710,000. During the nine-month period ended September 30, 2007, net cash used in financing activities was $7,130,000. This use of cash was principally related to the repayment of debt under the Revolving Credit Facility in the net amount of $9,800,000.
The Company’s current ratio was 2.22 to 1 at September 30, 2008 and 2.10 to 1 at December 31, 2007. Current assets decreased by $1,115,000 from December 31, 2007, while current liabilities decreased by $1,931,000 during the same period.
Total borrowings by the Company, as a percentage of total capitalization, consisting of debt and shareholders’ equity, were 6% at September 30, 2008 and 9% at December 31, 2007. During the first nine months of 2008, total debt decreased by $1,882,000, or 31%, primarily funded by net cash provided by operating activities from continuing operations.
Capital expenditures were $1,446,000 in the first nine months of 2008, which represents an increase of $276,000, or 24%, from the capital expenditure levels of the comparable period in 2007. Capital expenditures in the first nine months of 2008 were attributable to machinery, computer hardware and software purchases. Capital expenditures of $1,170,000 were made during the first nine months of 2007. These expenditures primarily related to computer equipment and factory machinery and equipment.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the periods presented, except SLPE, in the three months ended September 30, 2008.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at September 30, 2008 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,658	$2,254	$704	$—	$4,616
Debt	—	4,118	—	—	4,118
Capital Leases	8	6	—	—	14

	$1,666	$6,378	$704	$—	$8,748

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
Results of Operations
Three months ended September 30, 2008, compared with three months ended September 30, 2007
The tables below show the comparisons of net sales and income from operations for the quarter ended September 30, 2008 (“2008”) and the quarter ended September 30, 2007 (“2007”).

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$18,168	$22,367	$(4,199)	(19%)
High Power Group	15,274	15,690	(416)	(3%)

Total	33,442	38,057	(4,615)	(12%)

SL-MTI	6,146	6,800	(654)	(10%)
RFL	6,654	5,795	859	15%

Total	$46,242	$50,652	$(4,410)	(9%)

The table below shows the comparison of income from operations for 2008 and 2007:

	Income from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2008	2007	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$(589)	$2,017	$(2,606)	(129%)
High Power Group	1,704	2,397	(693)	(29%)

Total	1,115	4,414	(3,299)	(75%)

SL-MTI	681	651	30	5%
RFL	782	877	(95)	(11%)
Other	(1,270)	(2,058)	788	38%

Total	$1,308	$3,884	$(2,576)	(66%)

Consolidated net sales for 2008 decreased by $4,410,000, or 9%, when compared to the same period in 2007. Net sales of the Power Electronics Group decreased by $4,615,000, or 12%, while net sales of SL-MTI decreased by $654,000, or 10%. The net sales of RFL increased by $859,000, or 15%, when compared to 2007. All of the operating entities, except SLPE, reported income from operations in both 2008 and 2007.
The Company recorded income from operations of $1,308,000 for 2008, compared to income from operations of $3,884,000 for the corresponding period last year, representing a decrease of $2,576,000, or 66%. Income from operations was 3% of net sales in 2008, compared to 8% in 2007.
Income from continuing operations was $872,000, or $0.15 per diluted share, in the third quarter of 2008, compared to $2,467,000, or $0.42 per diluted share, for the same period in 2007. The restructuring charge recorded by the Company in 2008 of $518,000 had a negative impact of approximately $0.04 per diluted share. Income from continuing operations was approximately 2% of net sales in 2008, compared to 5% of net sales in 2007. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales decrease of 12%, when comparing the third quarter of 2008 to the third quarter of 2007. Income from operations decreased by $3,299,000, or 75%, primarily due to the decrease at SLPE, which decreased $2,606,000, or 129%.

SLPE recorded a loss from operations of $589,000 representing 3% of its net sales in 2008, compared to income from operations of $2,017,000 representing 9% of net sales in 2007. As a percentage of consolidated net sales, SLPE represented 39% of consolidated net sales in 2008, compared to 44% in 2007. At SLPE, sales of its medical product line decreased by $2,611,000 and its data communications product line decreased by $1,431,000, while its industrial equipment product line had a much smaller decrease. The decrease in the medical equipment product line was primarily the result of reduced orders from two customers. The decrease in sales of the data communications product line was due to the overall weakness in this market segment and the decrease in sales of the industrial product line was caused by decreased orders from distributors. Also, affecting net sales was the amount of returns and distributor credits recorded in 2008, which represented approximately 4% of gross sales, compared to 1% in 2007. Domestic sales decreased by 19% in 2008, compared to 2007, while international sales decreased by 5%. Income from operations decreased by $2,606,000, primarily due to the decrease in sales and the recording of a restructuring charge of $350,000. Without this charge, SLPE’s loss from operations would have been $239,000, or 1%, of net sales.
The High Power Group recorded income from operations, as a percentage of its net sales, of 11%, compared to 15% in 2007. This decline was primarily related to the reduced level at MTE, which reported operating income, as a percentage of sales in 2008, of 6%, compared to 17% in 2007. Teal reported income from operations of 15%, compared to 14% in 2007. MTE recorded a sales increase of $108,000. MTE’s sales increase was driven by sales to original equipment manufacturers servicing domestic and international petrochemical and metal mining industries. Domestic sales increased 3%, while international sales increased 11%, when compared to 2007. This sales increase was negatively impacted by higher cost of product sold percentage, which increased by 9%, primarily due to higher steel and copper cost, increased freight charges and an increase in inventory reserves. Operating expenses increased by $32,000, primarily related to increased engineering and product development costs, which increased by $76,000, or 28%. This increase was primarily due to the hiring of additional engineers, increased agency, testing and professional fees. The increase in engineering and product development costs was partially offset by a decrease in selling, general and administrative expenses. Also, during 2008, MTE recorded a restructuring charge of $168,000 related to costs of consolidating facilities. Teal reported a sales decrease of $524,000, or 5%, while cost of products sold remained relatively constant, as compared to 2007. Teal’s operating costs decreased by $163,000, compared to 2007. Teal’s sales to military and aerospace customers increased by $776,000, sales to medical imaging equipment manufacturers increased by $369,000, Teal’s other product lines increased by $98,000, while sales to semiconductor manufacturers decreased by $1,766,000, or 95%.
SL-MTI’s sales decreased $654,000, or 10%, while income from operations increased by $30,000, or 5%. The sales decrease was driven by a $385,000 decrease in sales to customers in the defense and commercial aerospace industries. SL-MTI’s medical product line sales decreased by $390,000, both of these product lines experienced relatively strong sales during 2007. SL-MTI’s other product line recorded an increase in sales of $121,000 in 2008. SL-MTI’s cost of products sold percentage decreased by approximately 3% due to product mix and lower fixed overhead costs. Operating costs remained relatively constant in 2008, compared to 2007.
RFL’s sales increased by $859,000, or 15%, compared to 2007. Sales of RFL’s communications product line increased by $800,000, or 38%, while sales of its protection products increased by $39,000, or 1%, and customer service sales increased by $20,000. The increase in sales in the communications product line was primarily due to sales to one international customer. International sales increased by $1,211,000, or 147%, while domestic sales decreased by $352,000, or 7%. Income from operations decreased by $95,000, or 11%. The decrease in income from operations is primarily related to the increase in costs of products sold percentage by approximately 2% and increased selling, general and administrative costs of $403,000. In 2007, RFL recorded a decrease in selling, general and administrative costs of $241,000 related to the sale of securities and the receipt of a death benefit pertaining to certain insurance policies carried by RFL. Without these benefits recorded in 2007, selling, general and administrative costs would have increased in 2008 by $162,000, primarily due to costs related to the higher sales volume.

Cost of Products Sold
As a percentage of net sales, cost of products sold for the third quarter of 2008 was approximately 69%, compared to approximately 68% for the third quarter of 2007. All of the operating entities experienced higher costs of products sold as a percentage of net sales except SL-MTI. SLPE experienced an increase in cost of products sold percentage of approximately 3%, compared to 2007. The cost of products sold percentage was negatively affected by the decrease in sales of $4,199,000, or 19%, which led to lower absorption of overhead. The High Power Group’s cost of products sold percentage increased by approximately 3%, primarily related to MTE for reasons previously discussed. Teal’s cost of products sold percentage remained constant in 2008, compared to 2007. RFL’s cost of products sold, as a percentage of sales, increased approximately 2%, due primarily to lower margins on larger orders recorded in 2008, compared 2007. SL-MTI experienced an approximate 3% decrease in its cost of products sold percentage on a sales decrease of 10%, due to a favorable product mix and lower fixed overhead.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2008, compared to 6% in 2007. Engineering and product development expenses in 2008 increased by $263,000, or 8%. This increase was primarily attributable to an increase at SLPE of $209,000, or 12%, due to additional engineers hired in both the United States and China, increased agency fees and increased consulting and professional fees. All of the other operating entities had increases in engineering and product development expenses, which ranged from 2% to 6%. The aggregate dollar increases were relatively minor.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2008 was approximately 17% of sales, compared to 16% of sales in 2007. These expenses decreased by $296,000, or 4%, primarily due to the reduction of net sales of $4,410,000, or 9%. SLPE expenses increased by $304,000, compared to 2007, due to the reclassification of freight costs. Without this reclassification, selling, general, and administrative expenses would have been constant. RFL recorded an increase in selling, general and administrative expenses of $403,000, primarily due to the receipt of $241,000 in 2007 related to the sale of securities and to certain insurance policies carried by RFL, as previously mentioned. Also, RFL experienced an increase primarily due to costs associated with the increased sales and an increase in the bonus accrual in 2008, compared to 2007. The High Power Group and SL-MTI recorded decreases in selling, general and administrative expenses of 9% and 5%, respectively, on lower sales levels. Corporate and Other expenses also decreased by $788,000, or 38%, primarily due to a decrease in stock-based compensation expense of $566,000 and reduced consulting expense of $175,000.
Depreciation and Amortization
Depreciation and amortization expenses remained at approximately 2% of net sales for each of 2008 and 2007.

Restructuring Charges
In 2008 the Company recorded a restructuring charge of $518,000, of which $350,000 was recorded at SLPE, primarily related to costs associated to reduce workforce levels. These costs represent actions taken to align SLPE’s cost structure in response to reduced business levels. Of the $350,000 in charges, $203,000 relates to administrative costs and $147,000 relates to direct labor severance costs. The workforce reductions affected SLPE’s operations in Mexico, China, the United Kingdom and Minnesota. Total SLPE restructuring charges are anticipated to be approximately $395,000 and incurred in 2008. Also, MTE recorded a restructuring charge of $168,000, related to costs of consolidating facilities. Total MTE restructuring costs are anticipated to be approximately $218,000 and incurred in 2008.
Interest Expense
Interest expense was $42,000 for the third quarter of 2008, compared to $130,000 for the third quarter of 2007. The decrease in interest expense for 2008 is primarily related to the significantly reduced debt levels incurred during 2008, compared to the same period in 2007. Debt balance at September 30, 2008 was $4,118,000, compared to $10,000,000 at September 30, 2007.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the third quarter of 2008 was approximately 32%. For the third quarter of 2007, the effective tax rate was approximately 34%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The effective tax rate in 2008 was positively impacted by the state tax benefit resulting from the overall domestic loss incurred for the quarter.
Discontinued Operations
For 2008 the Company recorded a loss from discontinued operations, net of tax, of $1,196,000, compared to $316,000, net of tax, in 2007. These amounts represent legal and environmental charges related to discontinued operations. In 2008 the Company recorded an additional loss of approximately $919,000, net of tax, pertaining to estimated environmental remediation costs related to the Company’s Camden Site.

Results of Operations
Nine months ended September 30, 2008, compared with nine months ended September 30, 2007
The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2008 (the “nine months of 2008”) and the nine months ended September 30, 2007 (the “nine months of 2007”).

	Net Sales
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2008	2007	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$57,194	$69,622	$(12,428)	(18%)
High Power Group	44,499	44,512	(13)	n/m

Total	101,693	114,134	(12,441)	(11%)

SL-MTI	21,231	20,865	366	2%
RFL	17,414	16,710	704	4%

Total	$140,338	$151,709	$(11,371)	(7%)

The table below shows the comparison of income from operations for 2008 and 2007:

	Income from Operations
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2008	2007	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$998	$6,209	$(5,211)	(84%)
High Power Group	4,678	6,189	(1,511)	(24%)

Total	5,676	12,398	(6,722)	(54%)

SL-MTI	2,734	2,352	382	16%
RFL	1,547	1,725	(178)	(10%)
Other	(3,502)	(4,568)	1,066	23%

Total	$6,455	$11,907	$(5,452)	(46%)

Consolidated net sales for the nine months of 2008 decreased by $11,371,000, or 7%, compared to the same period in 2007. All of the operating entities had income from operations for all periods presented.
The Company recorded income from operations of $6,455,000 for the nine months of 2008, compared to income from operations of $11,907,000 for the corresponding period last year. This represents a decrease of $5,452,000, or 46%.
For the nine months of 2008, income from continuing operations was $4,218,000, or $0.71 per diluted share, compared to $7,741,000, or $1.33 per diluted share, for the same period in 2007. Income from continuing operations was approximately 3% of sales in 2008, compared to 5% of sales in 2007. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group recorded a sales decrease of $12,441,000, or 11%, when comparing the nine months of 2008 to the nine months of 2007. Income from operations decreased by $6,722,000, or 54%. This decrease is primarily attributable to a $5,211,000 decrease at SLPE. Teal’s income from operations decreased by $788,000, while MTE’s income from operations decreased by $723,000 for the nine months of 2008.
For the nine months of 2008, income from operations, as a percentage of SLPE’s net sales, was 2%, compared to 9% in the same period in 2007. The High Power Group recorded income from operations, as a percentage of its net sales, of 11%, compared to 14% for the nine months of last year. This decline was due to declines at both Teal and MTE as noted above.
As a percentage of consolidated net sales, SLPE represented 41% of net sales in the nine months of 2008, compared to 46% for the same period in 2007. At SLPE sales for the nine months of 2008 decreased by $12,428,000, or 18%, while income from operations decreased $5,211,000, or 84%. Sales of SLPE’s industrial product and medical equipment product lines decreased by 23% and 22%, respectively, while sales of its data communications product line decreased by 2%. Income from operations decreased by $5,211,000, or 84%, primarily due to the decrease in revenues and an increase in cost of products sold percentage, increased engineering and product development cost, and the restructuring charge of $350,000 recorded in the nine months of 2008. Partially offsetting the above was a decrease in selling general and administrative costs of $1,330,000. This decrease is related to the decrease in revenue, which significantly reduced commissions and bonus accruals. Also, there was a decrease in salaries and rent expense as redundant facilities and functions were eliminated in the latter part of 2007.
The High Power Group recorded a sales decrease of $13,000, while income from operations decreased by $1,511,000, or 24%. The decrease in sales is attributable to the mixed result at MTE and Teal. MTE reported a sales increase of $1,918,000, or 13%, while Teal recorded a sales decrease of $1,931,000, or 7%. The increase in sales at MTE did not translate to a corresponding increase in income from operations because: (i) cost of products sold percentage increased by approximately 5% due to higher copper and steel prices, freight charges, increased inventory charges and restructuring charges of $168,000 recorded to consolidate facilities; (ii) engineering and product development costs increased by $337,000, due to new hires and related benefits, increased prototype costs, outside consulting and software upgrades; and (iii) selling, general and administrative costs increased by $75,000, due primarily to the addition of a sales manager, increased commissions and marketing costs. Teal’s cost of products sold percentage increased by approximately 2%, while operating costs decreased by $272,000, compared to the nine months of 2007. The sales increase at MTE was due to new opportunities for choke and filter product lines sold to larger original equipment manufacturers domestically and to customers engaged in gas and oil field projects internationally. Teal’s sales decrease was due to a decreased demand from semiconductor manufacturers, which remained at record low levels through the nine months of 2008.
For the nine months of 2008, SL-MTI’s sales increased $366,000, or 2%, while income from operations increased by $382,000, or 16%, compared to the same period last year. The sales increase was driven by a $659,000 increase in sales to customers in the defense and commercial aerospace industries. This increase was partially offset by a decrease in sales to medical equipment manufacturers of $587,000. Sales to other industrial customers increased by $294,000. The increase in income from operations is primarily due to the increase in sales and a $215,000 decrease of engineering and product development costs, due to lower prototype volume. SL-MTI’s selling, general and administrative expenses remained relatively constant over the comparable periods.

For the nine months of 2008, RFL’s sales increased by $704,000, or 4%, compared to the nine months of 2007. Income from operations decreased by $178,000, or 10%, for the comparable periods. Sales of RFL’s protection products increased by $910,000, or 10%, while sales of its carrier communications product line decreased by $339,000, or 5%. RFL’s other product line increased by $133,000. Domestic sales decreased by 3%, while international sales increased by $1,104,000, or 32%. The decrease in income from operations is primarily related to the increase in selling, general and administrative costs and higher engineering and product development costs. Selling, general and administrative costs increased by $478,000, due to sales related costs and bonus accruals attributable to the higher sales volume. As mentioned previously, RFL recorded a decrease of $241,000 in the nine months of 2007 related to the sale of securities and the receipt of a death benefit pertaining to certain insurance policies. Without this benefit recorded in 2007, selling, general and administrative expenses would have increased by $237,000, or 5%.
Cost of Products Sold
For the nine months of 2008, cost of products sold, as a percentage of net sales, was 69%. For the nine months of 2007, it was approximately 67%. SLPE experienced an increase in cost of products sold percentage, which increased by approximately 3%. The cost of products sold percentage was negatively affected by the decrease in net sales of 18%, which led to lower absorption of overhead. For the nine months of 2008, SLPE also experienced higher commodity costs, higher labor costs, unfavorable currency fluctuation and higher freight charges. The High Power Group recorded a 3% increase in its cost of products sold percentage, due primarily to the increase at MTE, which increased by approximately 5%. This increase is related to higher commodity costs, freight charges and an increase in inventory reserves. Both SL-MTI and RFL recorded relatively consistent cost of products sold percentages in 2008, compared to 2007.
Engineering and Product Development Expenses
For the nine months of 2008, engineering and product development expenses were approximately 7% of net sales, compared to 6% for the same period in 2007. These percentages approximate the percentages experienced in the third quarter of 2008, compared to 2007. The largest increase in engineering and product development expenses was incurred by SLPE, which recorded an increase of $704,000, or 15%, and the High Power Group, which recorded an increase of $252,000, or 12%. The increase at SLPE is primarily due to the hiring of additional engineers in both the United States and China, increased support costs and increased agency fees. The increase at the High Power Group is attributable to MTE, which hired additional engineers, incurred higher agency fees, increased consulting fees and incurred higher prototype costs.
Selling, General and Administrative Expenses
For the nine months of 2008 and 2007, selling, general and administrative expenses, as a percentage of net sales, were 17%. These expenses decreased by $2,096,000, or 8%, on a sales decline of 7%. Most of the decrease occurred at SLPE and the corporate office. SLPE recorded a decrease of $1,330,000, or 14%, on decreased sales of 18%. These reduced costs are primarily attributable to the decreased sales and related costs, a reduction in administrative personnel, consulting fees and rent expense. The reduction in Corporate and Other expenses is primarily related to the reduction of stock based compensation expense in the amount of $1,042,000, and a reduction in consulting fees when compared to the nine months of 2007. In 2008, RFL experienced an increase in selling, general and administrative costs of $478,000, compared to 2007. This increase is associated with increased revenue. As mentioned previously, RFL recorded a credit of $241,000 in 2007, related to the sale of securities and to certain insurance policies carried by RFL. Without these credits RFL’s selling, general, and administrative expenses would have increased by $237,000, or 5%, in the nine months of 2008, compared to 2007. Each of the High Power Group and SL-MTI recorded relatively minor changes in its selling, general and administrative expenses in the nine months of 2008, compared to the same period in 2007.

Depreciation and Amortization
For the nine months of 2008, depreciation and amortization expenses were $2,765,000, or 2%, of net sales. This compares with $2,705,000, or 2%, of net sales for 2007.
Interest Expense
For the nine months of 2008, interest expense was $211,000, compared to $710,000 for the nine months of 2007. The decrease in interest expense for 2008 is related to decreased debt levels in 2008, compared to 2007. The average debt balance for the nine months ended September 30, 2008 was approximately $5,100,000, compared to an average debt balance of approximately $15,000,000 for the same period in 2007.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the nine months of each of 2008 and 2007 was 32% and 31%, respectively. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.
Discontinued Operations
For the nine months of each of 2008 and 2007, the Company recorded losses from discontinued operations, net of tax, of $1,650,000 and $1,104,000, respectively. These amounts represent legal and environmental charges related to discontinued operations, net of tax. In 2008, the Company recorded additional costs of $919,000, net of tax, related to estimated environmental remediation costs related to the Company’s Camden site. Also during the nine months ended September 30, 2008, the Company recorded a gain in the amount of $59,000, net of tax, for a settlement related to a discontinued operation. During the nine months ended September 30, 2008, the Company wrote off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the amount of $77,000, net of tax.
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

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures: The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the third quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see Note 11 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also see Note 12 to the Consolidated Financial Statements of the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of its risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in the Company’s 2007 Annual Report on Form 10-K. The Company is subject to inherent risks attributed to operating in a global economy. Its international sales and operations in foreign countries, principally China and Mexico, render the Company subject to risks associated with fluctuating currency values and exchange rates. Because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of its products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. As a result of its foreign operations, the Company records revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in the Company’s manufacturing costs that could have a material adverse effect on its business, financial condition and results of operations. At present, the Company does not purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the three months ended March 30, 2008, the Company did not purchase any shares pursuant to the Rule 10b5-1 sales trading plan agreement (the “Trading Plan Agreement), which was effective through March 30, 2008. The maximum number of shares that had yet to be purchased under the plan was 548,199. For the nine-month periods ended September 30, 2008 and September 30, 2007, the Company did purchase 20,470 and 86,549 shares, respectively, through its deferred compensation plans.

	Total
	Number of		Average
	Shares		Price Paid
Period	Purchased		per Share
January 2008	2,160	(1)	$20.25
February 2008	2,700	(1)	$20.55
March 2008	2,600	(1)	$19.40
April 2008	1,500	(1)	$19.75
May 2008	3,500	(1)	$14.66
June 2008	2,700	(1)	$14.60
July 2008	—		—
August 2008	3,230	(1)	$13.56
September 2008	2,080	(1)	$11.56

Total	20,470		$16.51

1.	The Company purchased these shares other than through a publicly announced plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first nine months of 2008, as approved by its Audit Committee. During the nine-month period ended September 30, 2008, there were no non-audit services performed by Grant Thornton.

ITEM 6. EXHIBITS

10.1
Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers (transmitted herewith).

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

Date: November 10, 2008	SL INDUSTRIES, INC.

(Registrant)

	By:	/s/ James C. Taylor James C. Taylor Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo David R. Nuzzo
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers (transmitted herewith).

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