Form 10-K
period 2008-12-31
SL INDUSTRIES INC
filed 2009-04-15
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4987
SL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	21-0682685

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ	08054

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 856-727-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.20 par value	NYSE Amex
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the NYSE Amex was approximately $39,123,000.
The number of shares of common stock outstanding as of March 2, 2009, was 5,946,894.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2009 annual meeting of stockholders.

PART I
ITEM 1. BUSINESS
(a) General Development Of Business
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and electric power utility equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the electric power utility industry and, to a lesser extent, to commercial distributors.
On October 23, 2008, the Company entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and with two other financial institutions. The 2008 Credit Facility amends and restates the Company’s previous Revolving Credit Agreement, dated August 3, 2005, as amended (the “2005 Credit Facility”).
The 2008 Credit Facility provides for maximum borrowings of up to $60,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at either (i) the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or (ii) a base rate, which is the higher of (A) the Federal Funds rate plus 0.5% or (B) Bank of America, N.A.’s publicly announced prime rate plus 0% to 1.0%. The margin rates are based on certain leverage ratios. The Company is subject to compliance with certain financial covenants including a maximum ratio of total funded indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum levels of interest coverage and net worth and a limitation on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve months EBITDA, as defined. At December 31, 2008, the Company had a total availability under the 2008 Credit Facility of $31,000,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
On October 31, 2006, the Company completed the acquisition of MTE Corporation (“MTE”) for $15,671,000, net of cash acquired. The acquisition was financed under the Company’s 2005 Credit Facility. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings where non-linear loads and attendant harmonics produced by these loads are present. MTE employs approximately 75 people at its facility in Menomonee Falls, Wisconsin.

On December 19, 2005, the Company announced that it had signed a definitive agreement to acquire all of the outstanding shares of common stock of Ault Incorporated (“Ault”) for $2.90 per share in cash. On January 26, 2006, the Company, through a wholly owned subsidiary, completed a tender offer for Ault. The total purchase price for the common stock of Ault was approximately $13,986,000, which includes the shares already owned by the Company. The Company also paid approximately $2,079,000 to acquire all of the outstanding shares of Ault’s preferred stock and incurred approximately $2,604,000 in additional costs directly related to the acquisition. Subsequent to the acquisition, Ault was merged with the Company’s wholly-owned subsidiary, Condor D.C. Power Supplies, Inc., and the combined entity was renamed SL Power Electronics Corp. (“SLPE”). Ault was a leading manufacturer of power conversion products and is a major supplier to OEMs of wireless and wire line communications infrastructure, computer peripherals and handheld devices, medical, industrial, and printing/scanning equipment. With respect to Ault’s operations, an engineering and sales office in Canton, Massachusetts and an engineering and sales office and a manufacturing facility in the People’s Republic of China have been absorbed into SLPE.
(b) Financial Information About Segments
Financial information about the Company’s business segments is incorporated herein by reference to Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
(c) Narrative Description Of Business
Segments
The Company currently operates under four business segments: SLPE, the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). On October 31, 2006, the Company acquired MTE Corporation (“MTE”). In the period following the acquisition, the operations of MTE and Teal Electronics Corp. (“Teal”) were consolidated. In accordance with the guidance provided in Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” this segment is presented as the High Power Group. Management refers to SLPE and the High Power Group as the Power Electronics Group.
SLPE – SL Power Electronics Corp. produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 39%, 45% and 50%, respectively.
HIGH POWER GROUP – The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. These products are typically used in industrial plants and commercial buildings. MTE’s net sales are included in the High Power Group from the date of acquisition, October 31, 2006. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 33%, 29% and 22%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace, medical and industrial products. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 15%, 14% and 15%, respectively.
RFL – RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL provides customer service and maintenance for all of its products. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 13%, 12% and 13%, respectively.
Discontinued Operations
SURFTECH – SL Surface Technologies, Inc. (“SurfTech”) produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented. A significant portion of the Company’s environmental costs, which have been incurred and are expected to be incurred, are related to the former SurfTech operations.
EME – Elektro-Metall Export GmbH (“EME”) manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. The Company is currently involved in tax litigation with the German tax authorities. A liability had been established related to the probable outcome of this litigation.
Raw Materials
Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. For additional information regarding raw materials components, see “Item 1A. Risk Factors” included in Part I of this Annual Report on Form 10-K. In 2008, the Company continued to experience sharp increases in the cost of certain strategic raw materials. In particular, steel increased by approximately 50% in fiscal 2008, compared to fiscal 2007. Also the price of copper experienced significant swings in price from relatively high levels for the first three quarters in 2008, compared to 2007, to a significant reduction in price during the fourth quarter of 2008. During 2008, there were no major disruptions in the supply of raw materials.

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
Significant Customers
The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. Each of SLPE, the High Power Group, SL-MTI and RFL has certain major customers, the loss of any of which could have a material adverse effect on such segment.
Backlog
At March 1, 2009, March 2, 2008 and March 4, 2007, backlog was $54,443,000, $63,055,000 and $58,801,000, respectively. The backlog at March 1, 2009 decreased by $8,612,000, or 14%, compared to March 2, 2008. Each of SLPE, the High Power Group, SL-MTI and RFL recorded a decrease in backlog at March 1, 2009, compared to March 2, 2008.
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
Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,926,000, of which $5,869,000 is included as other long-term liabilities as of December 31, 2008. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or offsets thereto. At the present time, such expenses are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. On September 30, 2008, the Company submitted an Interim Response Action (“IRA”) Workplan to the New Jersey Department of Environmental Protection (the “NJDEP”) that includes building demolition and removal, excavation of underlying contaminated soil, undertaking treatability studies and installing new monitoring wells. The IRA Workplan, with amendments, was approved by the NJDEP on October 9, 2008. The Company reserved $1,500,000 in the third quarter and $750,000 in the fourth quarter to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At December 31, 2008, the Company accrued $2,387,000 to remediate the Camden Site.

The Company has also reported soil and ground water contamination at the facility located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and is performing remediation at the site pursuant to a remedial action workplan approved by the Minnesota Pollution Control Agency. SL-MTI has incurred costs of approximately $156,000 during fiscal 2008. Implementation of remediation technologies is on track and is expected to be fully implemented by the first half of fiscal 2009. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $139,000, which has been accrued at December 31, 2008. The accrual for this site was $284,000 at December 31, 2007.
Employees
As of December 31, 2008, the Company had approximately 1,600 employees. Of these employees, 156 were subject to collective bargaining agreements.
Foreign Operations
In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company has also outsourced the manufacture of some of its products with contract manufacturers located in Mexico and China. The Company also manufactures products in owned facilities located in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.
Generally, the Company’s sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 17%, 16% and 17% of net sales from continuing operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.
Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2008, the Company had net assets of $2,007,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2007, the Company had net assets of $856,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did have a greater effect on the Company’s operations in 2008, compared to 2007, as the Chinese yuan strengthened against the United States dollar by approximately 7%. There can be no assurance that the value of the Mexican peso and Chinese yuan will remain stable relative to the United States dollar.
SLPE manufactures most of its products in Mexico and China and incurs its labor costs and supplies in Mexican pesos and Chinese yuan. Teal has transferred a significant amount of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. MTE also has most of its products manufactured in Mexico. SLPE, the High Power Group and SL-MTI price and invoice substantially all of their sales in United States dollars. The Chinese and Mexican subsidiaries of SLPE maintain their books and records in Chinese yuan and Mexican pesos, respectively. The Mexican subsidiaries of SL-MTI and Teal maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 15 and 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information
Additional information regarding the development of the Company’s businesses during 2008 and 2007 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
The Current Disruption In The Credit Markets, And Its Effects On The Global And Domestic Economies, Could Adversely Affect The Company’s Business.
Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions have had a significant negative impact on financial markets, as well as the global and domestic economies. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve or when the credit contraction will significantly ease. These conditions and the accompanying uncertainty about current global economic conditions have had, and may continue to have, a material adverse effect on demand for the Company’s customers’ products and, in turn, on demand for the Company’s products, resulting in a reduction in sales and margins. The Company may also experience a slowdown as some customers experience difficulty in obtaining adequate financing due to the continuing disruption in the credit markets. Furthermore, the financial stability of the Company’s customers or suppliers may be compromised, which could result in additional bad debts or non-performance by suppliers. The Company’s assets may also be impaired or subject to write-down or write-off as a result of the continuing instability in financial markets. These adverse effects would likely be exacerbated if current global economic conditions persist or worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect the Company’s operations, financial results and liquidity.
The Company Is Subject To Inherent Risks Attributed To Operating In A Global Economy.
The Company is subject to inherent risks attributed to operating in a global economy. Its international sales and operations in foreign countries, principally China and Mexico, render the Company subject to risks associated with fluctuating currency values and exchange rates. Because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of its products so that they become relatively more expensive in the local currency of a particular country, leading to a reduction in sales and profitability in that country. As a result of its foreign operations, the Company records revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in the Company’s manufacturing costs that could have a material adverse effect on its business, financial condition and results of operations. At present, the Company does not purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.

The Company May Be Adversely Impacted By Fluctuations In Cash Flows, Liquidity And Debt Levels.
Working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing and size of capital expenditures, timing of deliveries and collection of receivables, inventory levels, customer payment terms, customer financing obligations and supplier terms and conditions. The inability to manage adverse cash flow fluctuations resulting from such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. In order to finance the working capital requirements of the Company’s business, the Company entered into the 2008 Credit Facility. At December 31, 2008, the Company had no outstanding borrowings under the 2008 Credit Facility. In addition, at December 31, 2008, the Company maintained a cash balance of $504,000. At December 31, 2007, the Company had outstanding borrowings under its 2005 Credit Facility of $6,000,000 with a cash balance of $733,000. Total capacity under the 2008 Credit Facility is $60,000,000, less $670,000 related to an outstanding letter of credit.
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
The Company’s Operating Results And Stock Price May Be Adversely Affected By Fluctuations In Customers’ Businesses.
Business is dependent upon product sales to telecommunications, semiconductor, medical imaging, commercial and military aerospace and other businesses, which in turn are dependent for their business upon orders from their customers. Any downturn in the business of any of these parties affects the Company. Moreover, sales often reflect orders shipped in the same quarter that they are received, which makes sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders has affected, and will in the future affect, results of operations from quarter to quarter. Also, as some of the Company’s customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual large order may affect results of operations.

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
Consolidation In The Industries Could Increase Competitive Pressures On The Company.
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

Further, the Company is the subject of various lawsuits and actions relating to environmental issues, including being named by the United States Environmental Protection Agency as a PRP in a Superfund Site in Pennsauken, New Jersey (as discussed herein). There can be no assurance that the Company will be able to successfully defend itself against, or settle at a reasonable cost, these or any other actions to which it is a party. For additional information related to environmental risks, see “Item 3. Legal Proceedings,” included in Part I and Note 13 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
The Company May Have To Pay Significant Costs For Regulatory Compliance And Litigation.
Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new accounting policies, or changes in current accounting policies and practices and the application of such policies and practices could have a material adverse effect on the Company’s business. Additionally, the Company is subject to certain legal actions involving complaints by terminated employees and disputes with customers and suppliers. There can be no assurance of the outcome in any litigation. An adverse determination in any one or more significant legal actions could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Item 3. Legal Proceedings,” included in Part I and Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
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
The Company’s Operating Results And Common Stock Are Subject To Price Fluctuations.
Operating results for future periods are never perfectly predictable even in the most certain of economic times, and the Company expects to continue to experience fluctuations in its quarterly results. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of the Company’s stock. The market price for the Company’s common stock has been, and is likely to continue to be, highly volatile. The market for the Company’s common stock is subject to fluctuations as a result of a variety of factors, including factors beyond its control. These include:
•	additions or departures of key personnel;

•	changes in market valuations of similar companies;

•	announcements of new products or services by competitors or new competing technologies;

•	conditions or trends in medical equipment, medical imaging, military and commercial aerospace and electric utility industries;

•	general market and economic conditions; and

•	other events or factors that are unforeseen.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Set forth below are the properties where the Company conducted business as of December 31, 2008.

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 4/30/2011

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	62,500	Leased – Monthly

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	14,500	Leased – 5/1/2009

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased – 6/30/2010

Beijing, China	Design of power supply products (SLPE)	1,500	Leased –12/31/2009

Beijing, China	Employee dormitory (SLPE)	800	Leased –10/12/2009

Canton, MA	Design of power supply products (SLPE)	4,800	Leased – 8/31/2013

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2010

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2009

Shanghai, China	Employee dormitory (SLPE)	1,400	Leased – 7/31/2010

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Owned

Xianghe, China	Employee dormitory (SLPE)	18,800	Leased – 12/31/2009

Xianghe, China	Employee dormitory (SLPE)	2,900	Leased – 12/1/2009

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2012

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 4/30/2009

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality electromagnetic products (High Power Group)	25,000	Leased – 7/31/2010

Juarez, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	12,900	Leased – Monthly

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,500	Leased – 12/31/2009

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Camden, NJ	Industrial surface finishing (Other) (1)	15,800	Owned

Pennsauken, NJ	Document warehouse (Other) (2)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased – 11/30/2010

(1)	Ownership retained by the Company after the sale of SurfTech on November 24, 2003.

(2)	Formerly used for industrial surface finishing operations.

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
On June 12, 2002, the Company and SurfTech were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech are currently two of approximately 28 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.
The Private Action arises from similar factual circumstances as current environmental administrative actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been alleged to be a PRP. These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility at the Pennsauken Site. The administrative actions are discussed below.
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs have appealed the Court’s decision.
The Company is the subject of other lawsuits and administrative actions which arise from its ownership of the Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involves claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.

In 2006, the United States Environmental Protection Agency (the “EPA”) named the Company as a PRP in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The Company believes the recent action by the EPA should supersede the NJDEP directives.
With respect to the EPA matter, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000 (excludes past costs of $11,500,000 mentioned below). Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
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
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised it that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual as mentioned previously. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.

It is management’s opinion that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations will not have a material adverse effect on its financial position or results of operations beyond the reserves specified above. However, the ultimate outcome of these matters is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 2008, no matter was submitted to a vote of the Company’s security holders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On October 1, 2008, the New York Stock Exchange (“NYSE”) Euronext acquired the American Stock Exchange (“AMEX”). As a result, effective December 1, 2008, all AMEX companies were placed in the NYSE Amex listing platform. Until this time, the Company’s common stock was traded on both the NYSE Amex (formerly the AMEX) and the NASDAQ OMX PHLX (“PHLX”) (formerly the Philadelphia Stock Exchange) under the symbol “SLI.” On December 24, 2008, the Company announced its intentions to voluntarily delist from the PHLX effective January 15, 2009. This action was taken solely as a result of the decision of PHLX to terminate its equity trading platform, which termination was effective October 24, 2008. The delisting from the PHLX will not impact the market for the Company’s shares of common stock, which continue to be traded on the NYSE Amex under the ticker symbol “SLI.” The following table sets forth the high and low closing sales price per share of the Company’s common stock on the NYSE Amex for the periods indicated:

	Year		Year
	Ended December 31,		Ended December 31,
	2008		2007
	HIGH	LOW	HIGH	LOW

Stock Prices
1st Quarter	20.97	16.95	16.42	12.23
2nd Quarter	19.89	12.65	18.00	13.84
3rd Quarter	15.25	11.10	24.00	16.20
4th Quarter	13.25	4.75	24.00	16.35

PERFORMANCE GRAPH
The following Performance Graph summarizes the cumulative total shareholder return on an investment of $100 on December 31, 2003 in the Common Stock for the period from that date to the last trading day of fiscal year ended December 31, 2008, as compared to the cumulative total return on a similar investment of $100 on that date in stocks comprising the S&P Electrical Components & Equipment Group and the Russell 2000 Stock Index. The graph assumes the reinvestment of all dividends. The Performance Graph is not necessarily indicative of future performance.

	2003	2004	2005	2006	2007	2008
SL INDUSTRIES, INC.	100.00	176.43	200.12	202.62	249.38	109.73
S&P GROUP INDEX	100.00	114.37	126.58	151.44	191.04	118.50
RUSSELL 2000 INDEX	100.00	117.49	121.40	142.12	135.10	88.09
As of March 3, 2009, there were approximately 626 registered shareholders. The Company does not pay dividends and has no present intention of making dividend payments in the foreseeable future. The 2008 Credit Facility restricts the payment of dividends. Additional information pertaining to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2008, the Company did not repurchase any shares pursuant to its existing stock repurchase program; however, it did purchase 30,230 shares through its deferred compensation plans. For the twelve months ended December 31, 2007, the Company purchased 11,801 shares pursuant to its repurchase program and 94,709 shares through its deferred compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2008	2,160	(1)	$20.25	—	548,199
February 2008	2,700	(1)	$20.55	—	548,199
March 2008	2,600	(1)	$19.40	—	548,199
April 2008	1,500	(1)	$19.75	—	—
May 2008	3,500	(1)	$14.66	—	—
June 2008	2,700	(1)	$14.60	—	—
July 2008	—		—	—	—
August 2008	3,230	(1)	$13.56	—	—
September 2008	2,080	(1)	$11.56	—	—
October 2008	3,680	(1)	$11.21	—	—
November 2008	3,180	(1)	$9.75	—	—
December 2008	2,900	(1)	$5.28	—	500,000

Total	30,230		$14.07	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2008, is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	excluding shares reflected in
	outstanding options	outstanding options	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	405,340	$10.322	160,000

Equity compensation plans not approved by security holders	none

Total	405,340	$10.322	160,000

ITEM 6. SELECTED FINANCIAL DATA
Selected consolidated financial data with respect to the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are presented below.

	Years Ended December 31,
	2008	2007	2006 (1)	2005	2004
	(amounts in thousands except per share data)
Net sales	$185,954	$200,863	$176,773	$126,873	$118,804
Income from continuing operations	$4,636	$10,274	$6,860	$7,620	$6,301
(Loss) income from discontinued operations (2)	$(2,302)	$(1,863)	$(3,307)	$(473)	$2,371
Net income (3)	$2,334	$8,411	$3,553	$7,147	$8,672
Diluted net income per common share	$0.39	$1.43	$0.61	$1.25	$1.48
Shares used in computing diluted net income per common share	5,948	5,876	5,823	5,738	5,871
Cash dividend per common share	$—	$—	$—	$—	$—
Year-end financial position
Working capital	$27,222	$30,606	$27,511	$25,807	$19,496
Current ratio (4)	2.03	2.10	1.94	2.40	2.05
Total assets	$101,286	$104,673	$106,543	$70,314	$63,084
Long-term debt	$—	$6,000	$19,800	$—	$1,456
Shareholders’ equity	$64,860	$61,629	$50,419	$46,645	$37,687
Book value per share	$10.98	$10.54	$8.94	$8.33	$6.91
Other
Capital expenditures (5)	$2,426	$1,742	$3,055	$1,904	$1,642
Depreciation and amortization	$3,652	$3,600	$2,605	$1,986	$2,133

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

(3)
Fiscal 2008 includes a provision for environmental remediation of $1,410,000, net of tax. Fiscal 2006 includes a provision for environmental remediation of $2,480,000, net of tax. Fiscal 2004 includes a settlement fee of $2,516,000, net of tax, received by SL Waber and the recovery of certain legal fees for environmental matters in the amount of $392,000, net of tax.

(4)	The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(5)	Excludes assets acquired in business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. Over the last three years the Company’s sales to international markets have been 17%, 16% and 17% of consolidated net sales. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and continues its dedication to product enhancement and innovations.
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
Organization Of Financial Information
The Company’s Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 15, the Company provides a summary of net sales, income from continuing operations before income taxes, total assets, intangible assets, capital expenditures, depreciation and amortization by reportable segment. The Company’s Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.

In the sections that follow, statements with respect to 2008 or fiscal 2008 refer to the twelve month period ending December 31, 2008. Statements with respect to 2007 or fiscal 2007 refer to the twelve month period ending December 31, 2007. Also, the sales and income from operations of Ault and MTE are included for the full years in 2008 and 2007. Ault is included as part of SLPE, while MTE is recorded within the High Power Group. For 2006, the sales and income from operations for Ault and MTE are included from their respective acquisition dates. The Ault acquisition was completed on January 26, 2006 and the MTE acquisition was completed on October 31, 2006.
Significant Transactions And Financial Trends
Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company’s Management Discussion and Analysis for fiscal 2008 also includes income and charges related to discontinued operations. Significant transactions in 2008 that impacted the Company’s financial results and cash flows include the paydown of bank debt in the net amount of $6,000,000 and the establishment of a reserve of $3,621,000 related to environmental matters. The charge for the environmental reserve amounts to $2,269,000, net of tax, and is recorded as part of discontinued operations. The Company also established a restructuring charge of $677,000, of which $397,000 was recorded at SLPE and $280,000 was recorded at the High Power Group. Of these charges, $518,000 was recorded in the third quarter of 2008 and $159,000 was recorded in the fourth quarter of 2008. Additional information with respect to restructuring charges is found in Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Significant transactions in 2007 that impacted the Company’s financial results and cash flows include the paydown of bank debt in the net amount of $13,800,000 and the establishment of a reserve of $2,854,000 related to environmental matters. The charge for the environmental reserve amounts to $1,751,000, net of tax, and is recorded as part of discontinued operations.
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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of 2008, 2007 and 2006. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2008, 2007 and 2006 by approximately 0.8%, 0.7% and 0.8%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.5% and 2.9% of gross trade receivables at December 31, 2008 and December 31, 2007, respectively.

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
If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. Although the Company makes efforts to ensure the accuracy of forecasts of future product demand, and any significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.
Accounting For Income Taxes
On January 1, 2007, the Company adopted the provisions of Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the adoption date, the Company applied the provisions of FIN 48 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption of FIN 48 was to be recorded in the opening balance of retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any change of its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of December 31, 2008 was $2,845,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2008, the Company reported accrued interest and penalties related to unrecognized tax benefits of $437,000. For additional disclosures related to FIN 48, see Note 3 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of December 31, 2008 and December 31, 2007 were $11,705,000 and $9,450,000, respectively. The deferred tax assets are net of valuation allowances of $2,018,000 ($185,000 for continuing operations and $1,833,000 for discontinued operations) for fiscal 2008 and $2,826,000 ($934,000 for continuing operations and $1,892,000 for discontinued operations) for 2007. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples and has performed a review of market capitalization with estimated control premiums. If the fair value of a reporting unit is less than its net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges in 2008, 2007 or 2006. As of December 31, 2008 and December 31, 2007, goodwill totaled $22,769,000 and $22,006,000 (representing 22% and 21% of total assets), respectively. For 2008 and 2007, there were four reporting units identified for impairment testing. Those units are SLPE, MTE, Teal and RFL.

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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. The Company recorded charges of $1,500,000 in the third quarter 2008 and $750,000 in the fourth quarter 2008 related to environmental matters at its site in Camden, New Jersey. During the fourth quarter of fiscal 2006, the Company recorded a $4,000,000 charge in response to an EPA letter related to remediation of a designated Superfund Site. Additional information pertaining to environmental matters is found in Note 13 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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
Liquidity And Capital Resources

	December 31,	December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$504	$733	$(229)	(31%)
Bank debt	$—	$6,000	$(6,000)	(100%)
Working capital	$27,222	$30,606	$(3,384)	(11%)
Shareholders’ equity	$64,860	$61,629	$3,231	5%
At December 31, 2008, the Company reported a cash balance of $504,000, and no outstanding bank debt. At December 31, 2008, the Company maintained a total capacity under its 2008 Credit Facility of $60,000,000, less $670,000 related to an outstanding letter of credit. During fiscal 2008, the net cash provided by continuing operating activities was $10,046,000, as compared to net cash provided by continuing operating activities of $15,232,000 during fiscal 2007. The primary sources of cash provided by continuing operating activities for 2008 were income from continuing operations of $4,636,000, collections of accounts receivable of $4,809,000, and an add-back of accrued income taxes of $4,842,000. In addition, depreciation and amortization of $3,652,000 was also added to income from continuing operations. These sources of cash and add-backs were partially offset by an increase in deferred taxes of $3,319,000 and a decrease in accounts payable of $2,358,000. Accounts payable decreased as cash flow, which would otherwise be used to retire bank debt, was used to pay vendor invoices to qualify for discounts. The largest decrease in accounts payable was recorded at SLPE in the amount of $2,228,000. The primary sources of cash provided by continuing operating activities for 2007 were income from continuing operations of $10,274,000, an increase in other accrued liabilities of $1,246,000 (of which the majority is related to a FIN 48 liability of $1,752,000 for uncertain tax positions). In addition, depreciation and amortization of $3,600,000 was also added to income from operations. These sources of cash and add-backs were partially offset by an increase in inventories of $1,152,000 and a decrease in accounts payable of $1,290,000. The increase in inventory was primarily related to increased sales at SLPE, higher backlog and relatively low levels of inventory at December 31, 2006. SLPE and Teal reduced accounts payable by approximately $2,005,000 and $672,000, respectively; while MTI and MTE increased accounts payable by $503,000 and $633,000, respectively.
During 2008, net cash used in investing activities was $2,434,000. Investing activities related to the purchases of machinery, building improvements and manufacturing equipment in the amount of $2,426,000. During 2007, net cash used in investing activities was $2,090,000. Investing activities related to the purchases of machinery, building improvements and manufacturing equipment in the amount of $1,742,000 and to the purchase of software licenses in the amount of $283,000.

During 2008, net cash used in financing activities was $5,923,000, primarily due to repayment of debt of $6,000,000 under the Company’s line of credit and payments of financing costs of $551,000, offset by the proceeds of $567,000 from the sale of treasury stock. During 2007, net cash used in financing activities was $10,960,000, primarily due to repayment of debt of $13,800,000 under the Company’s line of credit, partially offset by the proceeds of $2,654,000 from the exercise of stock options.
On October 23, 2008, the Company entered into an Amended and Restated Revolving Credit Facility, or the 2008 Credit Facility, with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility amends and restates the Company’s 2005 Credit Facility. It provides for an increase in the size of the line of credit and certain other changes. Additional information with respect to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K.
The Company’s current ratio was 2.03 to 1 at December 31, 2008 and 2.10 to 1 at December 31, 2007. This ratio decreased mainly due to decreased receivables and only slightly decreased current liabilities as accounts payable and accrued liabilities decreased, but were offset by an increase in accrued income taxes.
As a percentage of total capitalization, consisting of debt and shareholders’ equity, total borrowings by the Company were 0% at December 31, 2008 and 9% at December 31, 2007. During 2008, total borrowings decreased by $6,000,000, compared to a decrease in borrowings of $13,800,000 during 2007.
The capital expenditures of $2,426,000 made in 2008 primarily related to machinery and equipment purchases. The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and accruals not specifically allocated to the reportable business segments) all of the Company’s operating segments recorded income from operations in 2008 and 2007.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at December 31, 2008 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,311	$1,781	$29	$—	$3,121
Debt	—	—	—	—	—
Capital Leases	8	4	—	—	12
Other Obligations	—	—	—	—	—

	$1,319	$1,785	$29	$—	$3,133

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
RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

	Years Ended December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$72,811	$91,072	$(18,261)	(20%)
High Power Group	60,462	58,025	2,437	4%

Total	133,273	149,097	(15,824)	(11%)

SL-MTI	28,647	28,256	391	1%
RFL	24,034	23,510	524	2%

Total	$185,954	$200,863	$(14,909)	(7%)

	Years Ended December 31,
	2008	2007	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$315	$8,233	$(7,918)	(96%)
High Power Group	4,868	7,810	(2,942)	(38%)

Total	5,183	16,043	(10,860)	(68%)

SL-MTI	3,892	3,469	423	12%
RFL	2,379	2,677	(298)	(11%)
Other	(4,141)	(6,170)	2,029	33%

Total	$7,313	$16,019	$(8,706)	(54%)

Consolidated net sales for 2008 decreased by $14,909,000, or 7%. This decrease was due to a decrease of $18,261,000, or 20%, recorded by SLPE. The sales decline in the Power Electronics Group was partially offset by an increase of $2,437,000, or 4%, in the High Power Group. SL-MTI recorded a net sales increase of $391,000. Net sales at RFL increased by $524,000. In the fourth quarter of 2008, the High Power Group recorded a sales increase of 18%, while SL-MTI recorded increased sales of less than 1%. SLPE and RFL recorded decreases in net sales of 27% and 3%, respectively, in the fourth quarter of 2008, compared to the fourth quarter of 2007.
In 2008, the Company’s income from operations was $7,313,000, representing a decrease of $8,706,000, or 54%, compared to $16,019,000 in 2007. All of the Company’s operating business segments recorded income from operations in 2008 and 2007.
Income from continuing operations in 2008 was $4,636,000, or $0.78 per diluted share, compared to income from continuing operations in 2007 of $10,274,000, or $1.75 per diluted share. In 2008 and 2007, income from continuing operations benefited by approximately $351,000 and $756,000, or $0.06 and $0.13 per diluted share, respectively, due to research and development tax credits. Also, the restructuring costs recorded by the Company in 2008 of $677,000 had a negative impact of approximately $0.08 per diluted share. The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE recorded net sales of $72,811,000, or 39% of consolidated net sales, for 2008, compared to $91,072,000, or 45% of consolidated net sales, in 2007. At SLPE, the net sales of its medical equipment product line decreased by $13,101,000, or 24%. SLPE’s sales of its industrial product line decreased by 21%, while sales of its data communications product line decreased by 10%. The decrease in sales in the medical product line was primarily the result of a sudden and significant reduction of orders from two customers. The decrease in sales of the industrial product line was due to decreased orders from distributors and the decrease in the data communications product line was due to overall weakness in this market segment. Also, affecting net sales was the amount of returns and distributor credits recorded in 2008, which represented approximately 3% of gross sales, compared to 2% in 2007. Domestic sales decreased by approximately 19%, while international sales decreased by approximately 24% in 2008. During 2008, SLPE experienced a significant downturn in orders from two customers, as mentioned previously, in the medical equipment product line, one of which accounted for most of the decrease in international sales. SLPE reported income from operations of $315,000 in 2008, which represented a decrease of 96% from 2007. SLPE’s income from operations was negatively impacted by the 20% reduction in net sales. SLPE’s cost of products sold percentage increased to 72% of net sales, compared to 69% in 2007. This increase was due to lower sales volume, which led to lower absorption of overhead costs, unfavorable foreign exchange, and additions to excess and obsolete reserves. In addition, SLPE recorded a reserve of $492,000 related to a discontinued product. The reserve adjustments were recorded in the fourth quarter of 2008. SLPE also recorded restructuring costs of $397,000 in the third and fourth quarters of 2008.

The High Power Group reported net sales of $60,462,000, or 33% of consolidated net sales, compared to $58,025,000, or 29% of consolidated net sales, in 2007. The High Power Group recorded an overall increase in net sales of $2,437,000, or 4% in 2008. Income from operations was $4,868,000 compared to $7,810,000, or a decrease of 38%. Teal, which is part of the High Power Group, recorded a net sales decrease of $494,000, or 1%, while MTE recorded a sales increase of $2,931,000, or 15%. Teal’s sales decrease is attributable to a decrease in demand from semiconductor manufacturers in the amount of $3,648,000, or 65%. This decrease was partially offset by increases in the military, aerospace and other product lines, which grew by $2,166,000, or greater than 300% in 2008. This is a relatively new market for Teal. Teal’s sales of medical imaging equipment increased by $988,000, or 3%, in 2008 compared to 2007. MTE’s sales increased by $2,931,000, or 15%, which was driven by sales to OEMs servicing domestic and international petrochemical, mining, agriculture and waste water pumping industries. Domestic sales increased by 10%, while international sales increased by 39%. Teal’s income from operations decreased by $481,000, or 10%, primarily due to the decrease in sales and higher steel prices. Steel prices increased approximately 50%, compared to 2007. The increase in sales at MTE did not translate to a corresponding increase in income from operations because: (i) the cost of products sold percentage of sales increased by 12% as a result of higher commodity prices (particularly steel and copper), higher freight charges, an inventory adjustment to reflect lower market value and lower labor efficiency and other incremental costs associated with shifting production to lower cost facilities, (ii) the engineering and product development costs increased by $394,000, or 41%, primarily due to the hiring of additional engineers, increased agency, testing and professional fees; and (iii) the recording of $280,000 in restructuring costs.
SL-MTI’s net sales in 2008 increased approximately $391,000, or 1%, while income from operations increased by $423,000, or 12%, compared to 2007. These results were driven by a sales increase of $1,165,000, or 5%, attributable to customers in the defense and commercial aerospace industries and an increase of $416,000, or 47%, in its other commercial product line. These increases were partially offset by a decrease in sales of $1,190,000 to medical equipment manufacturers. The increase in income from operations resulting from an approximate 1% increase in gross margin percentage, was due to higher volume, favorable product mix and lower fixed overhead costs. Also, selling, general and administrative costs decreased by $134,000, or 6%.
RFL’s net sales in 2008 increased approximately $524,000, or 2%, while income from operations decreased by approximately $298,000, or 11%, compared to 2007. Sales of RFL’s protection products increased by $1,824,000, or 15%. RFL’s customer service sales also increased by $105,000, or 12%. In 2008, sales of carrier communications products decreased by $1,405,000, or 13%. Domestic sales decreased by 3% in 2008. Export sales increased by 22%, primarily due to a large international order. Selling, general and administrative costs increased by $429,000, in 2008. During 2007, RFL realized benefits of $341,000 due to the sale of securities, the receipt of a death benefit and the reduction of a potential claim pertaining to certain insurance policies carried by RFL. Without these benefits, selling, general and administrative expenses would have increased by $88,000, or 1%, primarily due to increased sales.

Cost Of Products Sold
As a percentage of net sales, cost of products sold was approximately 70% in 2008, compared to 67% in 2007. SLPE’s cost of products sold percentage increased by approximately 3% in 2008, compared to 2007. The High Power Group recorded an increase in its cost of products sold as a percentage of net sales of 5%. MTI experienced a decrease of approximately 1%, while RFL remained relatively stable in 2008 and 2007.
SLPE’s increase was primarily due to lower sales, which led to lower absorption of overhead costs and recording of inventory reserves of $964,000. The reserve adjustments were recorded in the fourth quarter of 2008 and pertain to a discontinued product and an increase in SLPE’s excess and obsolescence reserves. The High Power Group experienced a 5% increase in its cost of products sold as a percentage of net sales. This increase was attributable to MTE, which increased by 12% due to significantly higher commodity prices, freight charges, inventory adjustments and incremental costs associated with moving facilities, as previously mentioned. Teal’s cost of products sold as a percentage of net sales increased by approximately 1% due to reduced sales and higher steel prices and lamination charges.
Engineering And Product Development Expenses
As a percentage of net sales, engineering and product development expenses were approximately 8% in 2008 and 6% in 2007. Engineering and product development expenses increased by approximately $1,181,000, or 9%, in 2008. SLPE increased engineering and product development expenses by $696,000, or 11%, primarily due to additional engineers hired in both the United States and China, increased agency fees due to new product releases, and increased professional and legal fees. The High Power Group experienced an increase of $383,000, or 14%, primarily due to additional engineers, increased prototypes and an increase in professional fees at MTE. RFL reported an increase of $108,000, or 6%, in 2008, while MTI experienced relatively stable engineering and product development costs in 2008 and 2007.
Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 17% of net sales for 2008 and 2007. These expenses decreased by $3,192,000, or 9%, while sales decreased 7% from prior year. SLPE recorded a $1,363,000, or 11%, decrease in selling, general and administrative costs on a sales decrease of 20%, the decrease is primarily related to reduction in personnel, commissions, bonus expense, reduced travel and advertising cost. Corporate and Other expenses decreased by $2,029,000, or 33%, due primarily to a decrease in bonus expense of $761,000, lower stock-based compensation expense of $818,000 and reduced consulting expense of $772,000. These decreases were partially offset by receiving less of a benefit in 2008, compared to 2007, related to the Company’s insurance programs. RFL recorded a $429,000, or 7%, increase in selling, general and administrative costs. As mentioned previously, RFL recorded a benefit of $341,000 in 2007 related to certain insurance policies. Without this benefit, selling, general and administrative costs would have increased by $88,000 as a result of increased commissions and bonus accruals. The High Power Group and MTI recorded minimal changes in their selling, general and administrative costs in 2008, compared to 2007.

Depreciation And Amortization Expenses
Depreciation and amortization expenses in 2008 were $3,652,000, an increase of approximately $52,000, or 1%. This increase is primarily related to equipment and software additions made in 2008.
Restructuring Costs
The Company recorded restructuring costs of $677,000 in 2008. Of these charges, $518,000 was recorded in the third quarter 2008 and $159,000 was recorded in the fourth quarter 2008. Of the $677,000, SLPE recorded $397,000 in restructuring costs primarily related to workforce reductions to align SLPE’s cost structure to current and anticipated business levels. The workforce reduction affected SLPE’s operations in Mexico, China, the United Kingdom and Minnesota. Additional charges of $110,000 are expected to be incurred by SLPE in 2009 according to plan. MTE incurred restructuring costs of $280,000 primarily related to the cost of consolidating facilities. There were no severance costs in MTE’s restructuring charges. MTE expects to incur an additional $60,000 in restructuring costs in 2009. The Company will continue to review its business levels and cost structure and may initiate further cost optimization initiatives.
Amortization Of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. The amortization costs in 2007 relate to the 2005 Credit Facility, of which approximately $258,000 was amortized over three years.
Interest Income (Expense)
In 2008, interest income was $28,000, compared to $47,000 in 2007. Interest expense in 2008 was $237,000, compared to $855,000 in 2007. The decrease in interest expense for 2008 is primarily related to the significant reduction of debt levels in 2008, compared to 2007. The average debt outstanding in 2008 was $4,050,000, compared to $13,035,000 in 2007.
Taxes
The effective tax rate for 2008 was approximately 34%. In 2007, the effective tax rate was 32%. The rates for both periods reflect the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits. The benefit rate related to the recording of research and development tax credits was 5% for both 2008 and 2007.
Discontinued Operations
During 2008, the Company recorded a loss from discontinued operations, net of tax, of $2,302,000. These charges related to ongoing environmental remediation and legal costs. Also in 2008, the Company recorded additional costs of $1,410,000, net of tax, related to estimated environmental remediation costs at the Camden Site. In addition, the Company wrote-off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the aggregate amount of $77,000, net of tax. The Company also recorded a gain of $59,000, net of tax, for a settlement related to a discontinued operation. In 2007, the Company recorded a loss from discontinued operations, net of tax, of $1,863,000. These charges related to ongoing environmental remediation and legal costs. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K. Other costs are related to ongoing environmental and legal charges incurred during the year.

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

Consolidated net sales for 2007, compared to 2006, increased by $24,090,000, or 14%. The Power Electronics Group recorded a sales increase of $21,155,000, or 17%. This increase was primarily due to the acquisition of MTE, which contributed $17,173,000 of the sales increase in 2007. Without MTE, the sales increase of the Power Electronics Group would have been $3,982,000, or 3%. SL-MTI recorded a sales increase of $2,552,000. Net sales at RFL increased by $383,000 in 2007. In the fourth quarter of 2007, SL-MTI and RFL recorded increased sales of 7% and 6%, respectively, while the High Power Group recorded a sales increase of 4%. The inclusion of MTE for a full quarter in 2007, compared to two months for the fourth quarter of 2006, accounted for the increase. SLPE recorded a 6% decrease in net sales in the fourth quarter of 2007, compared to the 2006 fourth quarter.
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
SLPE recorded net sales of $91,072,000, or 45% of consolidated net sales, for 2007, compared to $87,949,000, or 50% of consolidated net sales, in 2006. At SLPE, the net sales of its medical equipment product line increased by approximately 18%, partially offset by decreases in its other product lines. Domestic sales represented 82% of SLPE’s net sales in 2007 and 81% of SLPE’s net sales in 2006. SLPE reported income from operations of $8,233,000 in 2007, which represented an increase of 30% from 2006.
The High Power Group reported net sales of $58,025,000, or 29% of consolidated net sales, compared to $39,993,000, or 23% of consolidated net sales, in 2006. Teal, which is part of the High Power Group, recorded a net sales increase of $859,000, or 2%. This increase was attributable to sales of its medical imaging equipment, which increased by $1,700,000. Sales of Teal’s other product lines decreased in 2007. The High Power Group reported income from operations of $7,810,000 in 2007, which was an increase of 34%. This increase was attributable to MTE, which increased income from operations by $2,469,000. Income from operations at Teal decreased by $495,000, primarily due to a combination of higher cost of products sold and operating expenses, partially offset by a 2% increase in sales.
SL-MTI’s net sales in 2007 increased approximately $2,552,000, or 10%, while income from operations increased by $1,914,000, or 123%. These results were driven by a sales increase of $2,546,000, or 11%, attributable to customers in the defense and commercial aerospace industries, and to a lesser extent, medical equipment manufacturers. The increase in income from operations was primarily due to a 3% increase in gross margin, resulting from higher volume, favorable product mix and greater manufacturing efficiencies. In addition, SL-MTI did not incur material severance costs in 2007, which totaled $483,000 in 2006. Income from operations also improved as engineering and product development costs decreased $895,000 from the unusually large product development costs incurred in 2006. In 2007, increased sales volume and bonus accruals caused a 22% increase in selling, general and administrative expenses.
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

Cost Of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% in 2007, compared to 68% in 2006. Without MTE, cost of products sold percentage remained relatively unchanged. SLPE’s cost of products sold percentage remained at 69% in 2007. During the fourth quarter of 2007, cost of products sold percentage decreased by approximately 5%, when compared to the fourth quarter of 2006, due primarily to increased labor efficiencies at the plant in Mexicali, Mexico. SLPE also incurred severance costs in 2006, which were not recurring in 2007. The cost of products sold percentage for the High Power Group decreased slightly for the year, primarily due to the inclusion of MTE for a full year in 2007. Product mix, higher raw materials costs and manufacturing inefficiencies at its plant in Tecate, Mexico increased Teal’s cost of products sold percentage by approximately 1%. Approximately 70% of Teal products are manufactured at the Tecate facility. SL-MTI experienced a decrease in its cost of products sold percentage to 72% in 2007, from 75% in 2006. This decrease was primarily due to a 10% increase in sales volume, product mix and higher plant productivity. Also SL-MTI incurred approximately $426,000 in severance costs in 2006, which were not recurring in 2007. RFL’s cost of products sold percentage improved by approximately 2%, as a result of product mix and lean manufacturing initiatives implemented in 2007.
Engineering And Product Development Expenses
As a percentage of net sales, engineering and product development expenses were approximately 6% in 2007 and 7% in 2006. Engineering and product development expenses increased by approximately $491,000, or 4%. Without the inclusion of MTE, engineering and product development expenses would have decreased by $391,000, or 3%. SL-MTI’s engineering and product development costs decreased by 36%, primarily due to higher customer development funding in 2007 and an unusually high level of expenditures in 2006. SLPE experienced an increase in engineering and product development costs of $509,000, or 8%, partially due to the inclusion of the Ault product line for a full year in 2007, compared to eleven months in 2006. Higher agency approval costs also contributed to higher costs at SLPE. Engineering and product development costs at Teal and RFL remained stable in 2007 and 2006.
Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 17% of net sales for 2007 and 2006. These expenses increased by $3,369,000, or 11%, while sales increased 14% from prior year. Without MTE, selling, general and administrative expenses would have increased by $879,000, or 3%, on a sales increase of 4%. SLPE recorded a $1,476,000, or 11%, decrease in selling, general and administrative costs on a sales increase of 4%, primarily related to reduced salaries, reduced travel expenses and the elimination of redundant general and administrative functions. SL-MTI recorded a $443,000, or 22%, increase in selling, general and administrative costs, due to increased sales volume and bonus accruals. RFL recorded a $106,000, or 2%, increase in selling, general and administrative costs. As mentioned previously, RFL recorded a benefit of $341,000 in 2007 related to certain insurance policies. Without this benefit, selling, general and administrative costs would have increased by $447,000 as a result of increased commissions, pension plan matching costs and bonus accruals. Teal incurred increased costs of $233,000, or 7%, on a sales increase of 2%. The increase at Teal was primarily due to stock-based compensation arrangements and bonus accruals. The Corporate and Other selling, general and administrative expenses increased by $1,299,000, which was attributable to stock-based compensation arrangements, bonus expenses, consulting fees and professional services associated with litigation, compliance reviews and international tax and planning advice. These increases were partially offset by a $224,000 credit related to the Company’s insurance programs recorded in the second quarter of 2007.

Depreciation And Amortization Expenses
Depreciation and amortization expenses in 2007 were $3,600,000, an increase of approximately $995,000, or 38%. This increase was primarily related to the increase in amortization expense related to the Ault and MTE acquisitions, which were recorded for a full year in 2007. Amortization expense of intangibles for Ault and MTE amounted to $413,000 and $508,000, respectively. Depreciation and amortization expense was approximately 2% of net sales for each of 2007 and 2006.
Amortization Of Deferred Financing Costs
In connection with entering into its 2005 Credit Facility on August 3, 2005, the Company incurred costs of approximately $258,000. These costs were deferred and amortized over three years.
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

Environmental
See “Item 3. Legal Proceedings” in Part I of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest and foreign currency exchange rates. Changes in the market interest rate affect both interest paid and earned by the Company. The Company’s average debt outstanding in fiscal 2008 was $4,050,000 with a weighted average interest rate of 4.09%, compared to an average debt outstanding of $13,035,000 in fiscal 2007 with a weighted average interest rate of 6.38%. Changes in interest rates did not have a material impact on the Company. The Company manufactures a significant portion of its products in Mexico and China and purchases some components in foreign markets. All other foreign market component purchases are primarily invoiced in U.S. dollars. Changes in foreign currency exchange rates did have some impact on earnings for 2008, particularly the appreciation of Chinese yuan strengthened to the U.S. Dollar beginning in the second quarter of fiscal 2008. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or a base rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA, minimum levels of interest coverage and net worth and limitation on capital expenditures, as defined. The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets. The Company had no outstanding borrowings under the above 2008 Credit Facility at December 31, 2008.
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
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report on Form 10-K. This conclusion was based on the material weakness indentified in the Company’s internal control over financial reporting related to inventory existence and recording at MTE, as noted below. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2008 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the following material weakness:

Inventory Existence and Recording

The Company’s management concluded that the controls over inventory tracking and recording at MTE had significant control deficiencies. In particular, errors were detected in the following areas; (i) tracking the movement of inventory from various production and warehouse locations; (ii) recording all required journal entries; (iii) counting of all inventory items; and (iv) reconciling detailed physical inventory reports to the general ledger. Due to the number and magnitude of events in which the Company’s internal controls and procedures were not followed at MTE, management concluded that these internal control deficiencies constitute a material weakness in the Company’s internal control over financial reporting.

Remediation and Changes in Internal Control

Management commenced a number of efforts to remediate the weaknesses noted above. These efforts will continue throughout fiscal 2009 and include the following:

•	re-establish a full cycle count program to be carried out daily by well trained and competent individuals;

•	elevate staffing qualifications at MTE;

•	hire a Director of Operations with appropriate materials and manufacturing experience;

•	review corporate accounting policies and procedures with each member of all accounting staffs at all locations throughout the Company; and

•	increase oversight of MTE, including conducting internal audit reviews, by the corporate staff.

During the fiscal quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.
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
(a) (2) Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are submitted herewith:
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
SL INDUSTRIES, INC.
(Company)

By:	/s/ James C. Taylor	Date: April 13, 2009
James C. Taylor
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By:	/s/ Glen M. Kassan	Date: April 13, 2009
Glen M. Kassan — Chairman of the Board

By:	/s/ James C. Taylor	Date: April 13, 2009
James C. Taylor — President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David R. Nuzzo	Date: April 13, 2009
David R. Nuzzo — Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial and Accounting Officer)

By:	/s/ J. Dwane Baumgardner	Date: April 13, 2009
J. Dwane Baumgardner — Director

By:	/s/ Avrum Gray	Date: April 13, 2009
Avrum Gray — Director

By:	/s/ James R. Henderson	Date: April 13, 2009
James R. Henderson — Director

By:	/s/ James A. Risher	Date: April 13, 2009
James A. Risher — Director

By:	/s/ Mark E. Schwarz	Date: April 13, 2009
Mark E. Schwarz — Director

By:	/s/ John H. McNamara	Date: April 13, 2009
John H. McNamara — Director

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #		Description
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

3.1		Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.
3.2		Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.
10.1	*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.
10.2	*	1988 Deferred Compensation Agreement with a Certain Officer. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K dated November 9, 1990.
10.3	*
1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.4	*	Capital Accumulation Plan. Incorporated by reference to the Company’s report on Form 10K/A for the fiscal period ended July 31, 1994.
10.5	*
Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.6	*
Amendment to Change-in-Control Agreement, dated December 22, 2008, to the Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor (transmitted herewith).

10.7	*
Bonus Agreement dated August 5, 2002 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit #		Description
10.8	*
Management Agreement dated as of January 23, 2002 between the Company and Steel Partners, Ltd. Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.9
Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated November 10, 2008.

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
We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
April 14, 2009

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$504,000	$733,000
Receivables, net	25,496,000	30,068,000
Inventories, net	21,578,000	22,242,000
Prepaid expenses	1,059,000	959,000
Deferred income taxes, net	5,004,000	4,302,000

Total current assets	53,641,000	58,304,000

Property, plant and equipment, net	10,648,000	11,047,000
Deferred income taxes, net	6,701,000	5,148,000
Goodwill	22,769,000	22,006,000
Other intangible assets, net	5,831,000	6,741,000
Other assets and deferred charges	1,696,000	1,427,000

Total assets	$101,286,000	$104,673,000

LIABILITIES
Current liabilities:
Accounts payable	$9,942,000	$12,612,000
Accrued income taxes	3,922,000	495,000
Accrued liabilities
Payroll and related costs	5,259,000	7,948,000
Other	7,296,000	6,643,000

Total current liabilities	26,419,000	27,698,000

Debt	—	6,000,000
Deferred compensation and supplemental retirement benefits	2,681,000	2,812,000
Other liabilities	7,326,000	6,534,000

Total liabilities	36,426,000	43,044,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,651,000	42,999,000
Retained earnings	39,135,000	36,801,000
Accumulated other comprehensive (loss)	(118,000)	(70,000)
Treasury stock at cost, 2,391,000 and 2,449,000 shares, respectively	(19,468,000)	(19,761,000)

Total shareholders’ equity	64,860,000	61,629,000

Total liabilities and shareholders’ equity	$101,286,000	$104,673,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Net sales	$185,954,000	$200,863,000	$176,773,000
Cost and expenses:
Cost of products sold	129,473,000	134,394,000	120,125,000
Engineering and product development	13,972,000	12,791,000	12,300,000
Selling, general and administrative	30,867,000	34,059,000	30,690,000
Depreciation and amortization	3,652,000	3,600,000	2,605,000
Restructuring costs	677,000	—	—

Total cost and expenses	178,641,000	184,844,000	165,720,000

Income from operations	7,313,000	16,019,000	11,053,000
Other income (expense):
Amortization of deferred financing costs	(77,000)	(88,000)	(88,000)
Interest income	28,000	47,000	35,000
Interest expense	(237,000)	(855,000)	(744,000)

Income from continuing operations before income taxes	7,027,000	15,123,000	10,256,000
Income tax provision	2,391,000	4,849,000	3,396,000

Income from continuing operations	4,636,000	10,274,000	6,860,000
(Loss) from discontinued operations (net of tax)	(2,302,000)	(1,863,000)	(3,307,000)

Net income	$2,334,000	$8,411,000	$3,553,000

Basic net income (loss) per common share
Income from continuing operations	$0.79	$1.80	$1.22
(Loss) from discontinued operations (net of tax)	(0.39)	(0.33)	(0.59)

Net income	$0.40	$1.47	$0.63

Diluted net income (loss) per common share
Income from continuing operations	$0.78	$1.75	$1.18
(Loss) from discontinued operations (net of tax)	(0.39)	(0.32)	(0.57)

Net income	$0.39	$1.43	$0.61

Shares used in computing basic net income (loss) per common share	5,868,000	5,714,000	5,632,000
Shares used in computing diluted net income (loss) per common share	5,948,000	5,876,000	5,823,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Net income	$2,334,000	$8,411,000	$3,553,000
Other comprehensive income (net of tax):
Foreign currency translation	(48,000)	(27,000)	(19,000)
Unrealized (loss) on securities	—	—	(67,000)

Comprehensive income	$2,286,000	$8,384,000	$3,467,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

							Accumulated
	Common Stock				Capital in		Other
	Issued		Held In Treasury		Excess of	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)
Balance December 31, 2005	8,298,000	$1,660,000	(2,701,000)	$(20,055,000)	$40,136,000	$24,837,000	$67,000
Net income						3,553,000
Foreign currency translation							(29,000)
Investments available for sale							(67,000)
Other, including exercise of employee stock options and related income tax benefits			92,000	691,000	515,000
Treasury stock sold			27,000	203,000	238,000
Treasury stock purchased			(76,000)	(1,330,000)

Balance December 31, 2006	8,298,000	$1,660,000	(2,658,000)	$(20,491,000)	$40,889,000	$28,390,000	$(29,000)

Net income						8,411,000
Foreign currency translation							(41,000)
Other, including exercise of employee stock options and related income tax benefits			233,000	1,857,000	1,381,000
Treasury stock sold			83,000	655,000	729,000
Stock repurchase plan			(12,000)	(177,000)
Treasury stock purchased			(95,000)	(1,605,000)

Balance December 31, 2007	8,298,000	$1,660,000	(2,449,000)	$(19,761,000)	$42,999,000	$36,801,000	$(70,000)

Net income						2,334,000
Foreign currency translation							(48,000)
Other, including exercise of employee stock options and related income tax benefits			4,000	34,000	27,000
Stock-based compensation					317,000
Treasury stock sold			84,000	684,000	308,000
Treasury stock purchased			(30,000)	(425,000)

Balance December 31, 2008	8,298,000	$1,660,000	(2,391,000)	$(19,468,000)	$43,651,000	$39,135,000	$(118,000)

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$2,334,000	$8,411,000	$3,553,000
Adjustment for losses from discontinued operations	2,302,000	1,863,000	3,307,000

Income from continuing operations	4,636,000	10,274,000	6,860,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,218,000	2,216,000	2,129,000
Amortization	1,434,000	1,384,000	476,000
Amortization of deferred financing costs	77,000	88,000	88,000
Stock-based compensation	317,000	—	71,000
Non-cash compensation (benefit) expense	(655,000)	638,000	39,000
Non-cash restructuring	170,000	—	—
Provisions for (recoveries of) losses on accounts receivable	(169,000)	35,000	(173,000)
Cash surrender value of life insurance policies	(13,000)	(29,000)	11,000
Deferred compensation and supplemental retirement benefits	431,000	454,000	452,000
Deferred compensation and supplemental retirement benefit payments	(543,000)	(520,000)	(1,397,000)
Deferred income taxes	(3,319,000)	(183,000)	(942,000)
Loss on sales of equipment	159,000	79,000	16,000
Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
Accounts receivable	4,809,000	557,000	(5,104,000)
Note receivable	—	561,000	1,125,000
Inventories	664,000	(1,152,000)	305,000
Prepaid expenses	(100,000)	617,000	(87,000)
Other assets	91,000	—	451,000
Accounts payable	(2,358,000)	(1,290,000)	(1,320,000)
Other accrued liabilities	(2,645,000)	1,246,000	432,000
Accrued income taxes	4,842,000	257,000	2,895,000

Net cash provided by operating activities from continuing operations	10,046,000	15,232,000	6,327,000
Net cash (used in) operating activities from discontinued operations	(1,680,000)	(2,165,000)	(768,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,366,000	13,067,000	5,559,000

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(65,000)	(31,766,000)
Purchases of property, plant and equipment	(2,426,000)	(1,742,000)	(3,055,000)
Purchases of other assets	(8,000)	(283,000)	—
Proceeds from sale of equipment	—	—	18,000

NET CASH (USED IN) INVESTING ACTIVITIES	(2,434,000)	(2,090,000)	(34,803,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	20,440,000	22,570,000	55,163,000
Payments of Revolving Credit Facility	(26,440,000)	(36,370,000)	(35,363,000)
Payments of deferred financing costs	(551,000)	—	—
Proceeds from stock options exercised	54,000	2,654,000	930,000
Tax benefit from exercise of stock options	7,000	584,000	204,000
Treasury stock sales (purchases), net	567,000	(398,000)	(889,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,923,000)	(10,960,000)	20,045,000

Effect of exchange rate changes on cash	(238,000)	(41,000)	(29,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(229,000)	(24,000)	(9,228,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,000	757,000	9,985,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$504,000	$733,000	$757,000

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
Basis Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2008 and December 31, 2007, cash and cash equivalents held in the United States are held principally at one financial institution.
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
Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $621,000 and $865,000 as of December 31, 2008 and December 31, 2007, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales and anticipated returns related to customer receivables. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out (“FIFO”) method. Cost for certain inventories is determined using the last-in, first-out (“LIFO”) method. The Company’s carrying cost of inventory is valued at the lower of cost or market as the Company continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, defined as selling price less costs to complete and dispose and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations of the net realizable value of the inventory at current value, it would adjust its reserves accordingly.
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
Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses the recoverability of the asset either by estimated cash flows or independent appraisals.
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
Product Warranty Costs: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2008, 2007 and 2006, these expenses were $898,000, $561,000 and $642,000, respectively.
Advertising Costs: Advertising costs are expensed as incurred. For 2008, 2007 and 2006, these costs were $245,000, $496,000 and $529,000, respectively.
Research And Development Costs: Research and development costs are expensed as incurred. For 2008, 2007 and 2006, these costs were $3,287,000, $3,094,000 and $3,040,000, respectively.
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
Foreign Currency Conversion: Assets and liabilities of foreign operations are translated from local currency to U.S. dollars at the exchange rates in effect at the end of the fiscal period. Gains and losses from the translation of foreign operations are included in accumulated other comprehensive (loss) on the Company’s Consolidated Balance Sheets. Revenue and expenses are translated at average monthly exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the Company’s Consolidated Statements of Income.
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
The table below sets forth the computation of basic and diluted net income per share:

	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
For the Year Ended December 31, 2008:
Basic net income per common share	$2,334	5,868	$0.40
Effect of dilutive securities	—	80	(0.01)

Diluted net income per common share	$2,334	5,948	$0.39

For the Year Ended December 31, 2007:
Basic net income per common share	$8,411	5,714	$1.47
Effect of dilutive securities	—	162	(0.04)

Diluted net income per common share	$8,411	5,876	$1.43

For the Year Ended December 31, 2006:
Basic net income per common share	$3,553	5,632	$0.63
Effect of dilutive securities	—	191	(0.02)

Diluted net income per common share	$3,553	5,823	$0.61

For the years ended December 31, 2008 and December 31, 2007, no stock options were excluded from the dilutive computations because there were no option exercise prices greater than the average market price of the Company’s common stock.
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
On May 14, 2008, the shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). It is intended as an incentive to retain directors, key employees and advisors of the Company. The 2008 Plan provides for up to 315,000 shares of the Company’s common stock that may be subject to options and stock appreciation rights. The 2008 Plan enables the Company to grant options with an exercise price per share not less than the fair market value of the Company’s common stock on the business day immediately prior to the date of the grant. Options granted under the 2008 Plan are exercisable no later than ten years after the grant date.
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the Company’s 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. The Company recorded $317,000 in compensation expense in the consolidated statements of income for the year ended December 31, 2008. As of December 31, 2008, there was a total of $442,000 of total unrecognized compensation expense related to the unvested stock options. The cost is expected to be recorded over a period of two years. No options were granted; therefore, no compensation expense was recorded during the same period in 2007.
There were no incentive stock options issued in 2007 and 2006. During 2005, the Company issued, to a newly retained executive, 25,000 incentive stock options in accordance with the rules and regulations of the Securities and Exchange Commission. At December 31, 2006, approximately 12,000 of these options were vested. These options were forfeited, unexercised, in March 2007.
For the twelve months ended December 31, 2008, the Company recognized stock-based employee compensation expense of $317,000, less a related income tax benefit of approximately $115,000 under the provisions of SFAS 123(R). Also under the standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the twelve months ended December 31, 2007, the Company did not recognize any stock-based employee compensation expense related to stock options under the provisions of SFAS 123(R). However, the Company has recognized a benefit of approximately $655,000 and an expense of approximately $638,000 in the years ended December 31, 2008 and December 31, 2007, respectively, in compensation expense related to certain stock-based compensation arrangements which are accounted for on a variable plan basis.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31,
2008
Expected dividend yield	0%
Expected stock price volatility	42.52%
Risk-free interest rate	3.12%
Expected life of stock option	4.25 years
At December 31, 2008, there was $442,000 of unrecognized compensation expense associated with unvested stock options. At December 31, 2007, there was no unrecognized compensation expense associated with unvested stock options. During the years ended December 31, 2008 and December 31, 2007, the total intrinsic value of options exercised was $26,000 and $2,094,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $7,000 and $584,000, respectively.
Stock Options: The following table summarizes the Company’s Director Plan for fiscal years 2006 through 2008.
As of December 31, 2008, there were no shares available for grant.

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding and exercisable as of December 31, 2005	134	$6.00 to $14.625	$7.40
Exercised	(11)	$6.875 to 10.50	$8.26

Outstanding and exercisable as of December 31, 2006	123	$6.00 to $14.625	$7.32
Exercised	(5)	$7.1875 to $13.6875	$9.53

Outstanding and exercisable as of December 31, 2007	118	$6.00 to $14.625	$7.23
Exercised	(3)	$12.0313 to $14.625	$13.24
Cancelled	(4)	$11.1563 to $14.625	$13.26

Outstanding and exercisable as of December 31, 2008	111	$6.00 to $12.9375	$6.86

The following table summarizes information for fiscal years 2006 through 2008 related to the 1991 Incentive Plan and the options issued in 2005:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding as of December 31, 2005	499	$5.75 to $17.01	$11.21
Exercised	(81)	$5.75 to $13.50	$10.36
Cancelled	(13)	$17.01 to $17.01	$17.01

Outstanding and exercisable as of December 31, 2006	405	$5.75 to $17.01	$11.20
Exercised	(228)	$5.75 to $13.50	$11.45
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding and exercisable as of December 31, 2007	148	$5.75 to $13.50	$10.37
Exercised	(1)	$11.125 to $11.125	$11.13
Cancelled	(8)	$11.125 to $11.125	$11.13

Outstanding and exercisable as of December 31, 2008	139	$5.75 to $13.50	$10.32

The following table summarizes the Company’s 2008 Plan for fiscal year 2008:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding as of December 31, 2007	—	—	—
Granted	155	$12.80 to $12.80	$12.80

Outstanding as of December 31, 2008	155	$12.80 to $12.80	$12.80

The number of shares exercisable as of December 31, 2008 was 52,000.
Transactions from December 31, 2005 through December 31, 2008, under the above plans, were as follows:

				Weighted
				Average Life
	Shares		Weighted Average	Remaining
	(in thousands)	Option Price	Exercise Price	(years)
Outstanding as of December 31, 2005	633	$5.75 to $17.01	$10.406	4.78
Exercised	(92)	$5.75 to $13.50	$10.11
Cancelled	(13)	$17.01 to$17.01	$17.01

Outstanding as of December 31, 2006	528	$5.75 to $17.01	$10.302	3.80
Exercised	(233)	$5.75 to $13.6875	$11.40
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding as of December 31, 2007	266	$5.75 to $14.625	$8.976	3.52
Granted	155	$12.80 to$12.80	$12.80
Exercised	(4)	$11.125 to $14.625	$12.62
Cancelled	(12)	$11.125 to $14.625	$11.82

Outstanding as of December 31, 2008	405	$5.75 to $13.50	$10.322	4.24

Exercisable as of December 31, 2008	302	$5.75 to $13.50	$9.474

The following tables list the outstanding options and exercisable options as of December 31, 2008, into three ranges:

			Weighted Average
Options Outstanding	Range of Option Prices per	Weighted Average	Life Remaining
(in thousands)	Share	Exercise Price	(years)
132	$5.75 to $8.04	$5.968	3.7
52	$8.10 to $12.15	$11.064	1.4
221	$12.1563 to $13.50	$12.739	5.3
—
405
Options Exercisable	Range of Option Prices per	Weighted Average
(in thousands)	Share	Exercise Price
132	$5.75 to $8.04	$5.968
52	$8.10 to $12.15	$11.064
118	$12.1563 to $13.50	$12.685
—
302
New Accounting Standards
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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 was effective for financial statements issued for fiscal years after November 15, 2007; as a result, it was effective for the Company’s fiscal year beginning January 1, 2008. The Company decided not to apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its consolidated financial statements.

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
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company will adopt the provisions of 157-2 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivate instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Based on the Company’s current operations, adoption of SFAS 161 will not have an impact on the Company’s financial position and results of operations but may in the future.
In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows to measure the fair value of the assets under FASB 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is prohibited. Based on the Company’s current operations, adoption of FSP 142-3 will not have a material impact on the Company’s financial position or results of operations.
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
Note 2. Discontinued Operations
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

SL Surface Technologies, Inc.
On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. (“SurfTech”). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and buildings on which SurfTech’s operations were conducted. As a result of the sale, the Company recorded an after tax loss of $442,000, which included severance, closing costs and a required contribution to a union pension plan discussed more fully below. During the third and fourth quarters of 2008, the Company recorded a $1,500,000 and $750,000 reserve related to estimated environmental remediation liabilities associated with the past operations of SurfTech (See Note 13). The losses of this subsidiary, including the reserves noted above, were $2,411,000 in 2008 and $1,817,000 in 2007, net of tax, and are included in the consolidated statements of income under discontinued operations.
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
Note 3. Income Taxes
Income tax provision (benefit) for the fiscal years 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax provision from continuing operations	$2,391	$4,849	$3,396
Income tax (benefit) from discontinued operations	(1,369)	(1,173)	(1,986)

Total	$1,022	$3,676	$1,410

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
U.S.	$5,251	$14,172	$10,241
Non-U.S.	1,776	951	15

	$7,027	$15,123	$10,256

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$3,982	$1,819	$2,455
International	598	697	163
State	(11)	575	212
Deferred:
Federal	(2,199)	1,794	643
International	—	(122)	(251)
State	21	86	174

	$2,391	$4,849	$3,396

The benefit for income taxes related to discontinued operations for 2008 was $1,369,000. The benefit for income taxes related to discontinued operations for 2007 was $1,173,000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007*
	(in thousands)
Deferred tax assets:
Deferred compensation	$1,108	$1,225
Inventory valuation	1,154	862
Tax loss carryforward	3,811	3,806
Foreign tax credit carryforward	1,687	752
R&D tax credit carryforward	2,104	1,924
Accrued expenses	1,438	2,062
Warranty	606	471
Other	912	566

	12,820	11,668

Less valuation allowances	(185)	(934)

	12,635	10,734

Deferred tax liabilities:
Accelerated depreciation and amortization	3,893	3,822

	8,742	6,912

Assets & liabilities related to discontinued operations, net	2,963	2,538

	$11,705	$9,450

*
The balances of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 have been reclassified to reflect the tax rates applied to temporary differences on a Company rather than on a consolidated basis, as well as to more accurately reflect deferred assets and liabilities in continuing operations. The above reclassifications had no effect on the total net deferred tax assets.

As of December 31, 2008 and December 31, 2007, the Company’s gross foreign tax credits totaled approximately $1,687,000 and $752,000, respectively. These credits can be carried forward for ten years and expire between 2017 and 2018.
As of December 31, 2008 and December 31, 2007, the Company’s research and development tax credits totaled approximately $2,104,000 and $1,924,000, respectively. Of the December 31, 2008 credits, approximately $1,558,000 can be carried forward for 15 years and expire between 2020 and 2023, while $546,000 will carry over indefinitely.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $11,705,000 of the net deferred tax assets as of December 31, 2008 will be realized. The Company has an allowance of $2,018,000 ($185,000 and $1,833,000 in continuing and discontinued operations, respectively) provided against the gross deferred tax assets, which relates to the state net operating loss carryforwards. The Company has recorded a liability of $1,453,000 which was recorded in other long-term liabilities.
The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2008	2007	2006
Statutory rate	34%	34%	34%
Tax rate differential on extraterritorial income exclusion/ domestic manufacturing deduction benefit	(1)	(1)	(2)
International rate differences	—	2	(1)
State income taxes, net of federal income tax	2	3	4
Foreign tax credits	1	—	1
Research and development credits	(5)	(5)	(5)
Other	3	(1)	2

	34%	32%	33%

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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2008	$2,785,000
Increases in tax positions taken in the current year	132,000
Decreases in tax positions taken in prior years	(48,000)
Statute of limitations expired	(24,000)

Gross unrecognized tax benefits at December 31, 2008	$2,845,000

If recognized, all of the net unrecognized tax benefits at December 31, 2008 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $437,000.
The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. At December 31, 2008, the Company had been examined by the Internal Revenue Service (the “IRS”) through calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $462,000.

Note 4. Receivables
Receivables consist of the following:

	December 31,
	2008	2007
	(in thousands)
Trade receivables	$25,216	$29,790
Less: allowance for doubtful accounts	(621)	(865)

	24,595	28,925
Recoverable income taxes	16	58
Other	885	1,085

	$25,496	$30,068

Note 5. Concentrations Of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many industries and geographic regions. The Company seeks to limit its exposure to credit risks in any single country or region. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon collectibility of such receivables. Losses have not been significant for any of the periods presented. All financial investments inherently expose holders to market risks, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities.
Note 6. Inventories
Inventories consist of the following:

	December 31,
	2008	2007
	(in thousands)
Raw materials	$16,197	$15,805
Work in process	3,904	4,849
Finished goods	5,225	4,615

	25,326	25,269
Less: allowances	(3,748)	(3,027)

	$21,578	$22,242

The above includes certain inventories which are valued using the LIFO method, which aggregated $4,879,000 and $4,935,000 as of December 31, 2008 and December 31, 2007, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2008 and December 31, 2007 was approximately $678,000 and $711,000, respectively.
Note 7. Property, Plant And Equipment
Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Land	$1,074	$1,170
Buildings and leasehold improvements	8,272	8,650
Equipment and other property	24,774	25,152

	34,120	34,972
Less: accumulated depreciation	(23,472)	(23,925)

	$10,648	$11,047

Note 8. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,006	$—	$22,006

Other intangible assets:
Customer relationships	3,700	1,062	2,638	3,700	553	3,147
Patents	1,259	998	261	1,219	924	295
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	636	1,064	1,700	334	1,366
Licensing fees	355	160	195	355	124	231
Covenant-not-to-compete	100	100	—	100	75	25
Other	51	50	1	51	46	5

Total other intangible assets	8,837	3,006	5,831	8,797	2,056	6,741

	$31,606	$3,006	$28,600	$30,803	$2,056	$28,747

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. There were no impairment charges related to goodwill and intangible assets recorded during 2008, 2007 and 2006.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $899,000 in 2009 and 2010, $863,000 in 2011, $713,000 in 2012 and $384,000 in 2013.
Amortization expense related to intangible assets for 2008, 2007 and 2006 was $950,000, $1,031,000 and $213,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance				Balance
	December 31,	Deferred	Intangible	Foreign	December 31,
	2007	Taxes	Assets	Exchange	2008
	(in thousands)
SLPE (Ault)	$3,513	$789	$—	$(26)	$4,276
High Power Group (MTE)	8,189	—	—	—	8,189
High Power Group (Teal)	5,055	—	—	—	5,055
RFL	5,249	—	—	—	5,249

Total	$22,006	$789	$—	$(26)	$22,769

At SLPE, the Company increased goodwill during the year due to the de-recognition of a previous tax position primarily related to a change in pre-acquisition contingencies.

Note 9. Debt
Debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
Prime rate loan	$—	$—
LIBOR rate loan	—	6,000

	—	6,000

Less: current portion	—	—

Total long-term debt	$—	$6,000

On August 3, 2005, the Company entered into a revolving credit facility (the “2005 Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The 2005 Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provided for borrowings up to $30,000,000. The 2005 Credit Facility had an original term of three years and was extended to June 30, 2009. Borrowings under the 2005 Credit Facility bore interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 0.9% to 1.9%, or the higher of a Base Rate plus a margin rate ranging from 0% to 0.5%. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) Bank of America’s publicly announced prime rate (“Prime rate loan”). On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility amends and restates the Company’s 2005 Credit Facility, dated August 3, 2005, as amended, among Bank of America, N.A., the company and its subsidiaries party thereto, to provide for an increase in the facility size and certain other changes.
The 2008 Credit Facility provides for maximum borrowings of up to $60,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011 unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or a base rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA, minimum levels of interest coverage and net worth and limitation on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. At December 31, 2008, the Company had a total availability under the 2008 Credit Facility of $31,000,000.

The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets.
As of December 31, 2008, the Company had no outstanding balance under the 2008 Credit Facility, which bore interest at the prime rate of 3.25% and at the LIBOR rate of 3.16%. As of December 31, 2007, the Company had an outstanding balance under the 2005 Credit Facility of $6,000,000 at the LIBOR rate, which bore interest at 6.10%.
The weighted average interest rate on borrowings during 2008 and 2007 was 4.09% and 6.38%, respectively.
Note 10. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	December 31,
	2008	2007
	(in thousands)
Taxes (other than income) and insurance	$560	$117
Commissions	839	869
Litigation and legal fees	270	927
Other professional fees	596	1,053
Environmental	1,057	514
Warranty	1,325	1,271
Deferred revenue	556	320
Other	2,093	1,572

	$7,296	$6,643

Included in the environmental accrual are estimates for all known costs believed to be probable for sites which the Company currently operates or had operated at one time (see Note 13 for additional information). The change in the recorded balances from December 31, 2007 to December 31, 2008 is primarily due to the reclassifying of certain accrual amounts to other long-term liabilities based upon expected expenditures.
A summary of the Company’s warranty reserve is as follows:

	December 31,
	2008	2007
	(in thousands)
Liability, beginning of year	$1,271	$1,197
Expense for new warranties issued	893	380
Expense related to accrual revisions for prior year	5	181
Warranty claims paid	(844)	(487)

Liability, end of period	$1,325	$1,271

Note 11. Restructuring Charges
In the third and fourth quarters of fiscal 2008, the Company recorded a total restructuring charge of $677,000, of which $397,000 was recorded at SL Power Electronics Corp. (“SLPE”). The restructuring charges related primarily to workforce reduction to align SLPE’s cost structure to reduced business levels. The Company anticipates that these actions will result in reduced operating costs in future periods. The Company expects SLPE’s total restructuring charges to be approximately $507,000. Additionally, MTE Corporation (“MTE”) incurred restructuring charges of $280,000 primarily related to costs of consolidating facilities. Total MTE restructuring charges are expected to be approximately $340,000. The liability for the restructuring charges is included in Accrued Liabilities — Other in the amount of $170,000. Details of the restructuring charges for fiscal 2008 are as follows:

	Year Ended
	December 31, 2008
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$—	$—	$—	$—
Restructuring charges	315	117	245	677
Cash payments	(227)	(117)	(163)	(507)

Ending balance	$88	$—	$82	$170

Note 12. Retirement Plans And Deferred Compensation
During the year ended December 31, 2008, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal Electronics Corporation (“Teal”), SL Montevideo Technology, Inc. (“SL-MTI”), MTE, RFL Electronics Inc. (“RFL”) and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
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
Costs incurred under these plans during 2008, 2007 and 2006 amounted to approximately $1,298,000, $1,352,000 and $960,000, respectively. During 2006, the Company maintained five separate plans, four of which were merged into one plan on January 2, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $360,000, $415,000 and $386,000 for 2008, 2007 and 2006, respectively.
The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2008, the aggregate death benefit totaled $534,000, with the corresponding cash surrender value of all policies totaling $293,000.

As of December 31, 2008, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $293,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements, if benefits are not paid by the Company. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $13,000, $15,000 and $20,000 for 2008, 2007 and 2006, respectively.
Note 13. Commitments And Contingencies
Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2013. The minimum rental commitments as of December 31, 2008 are as follows:

	Operating	Capital
	(in thousands)
2009	$1,311	$8
2010	828	4
2011	506	—
2012	447	—
2013	29	—
Thereafter	—	—

Total minimum payments	$3,121	$12

Less: interest		—

Total principal payable		$12

For 2008, 2007 and 2006, rental expense applicable to continuing operations aggregated approximately $2,204,000, $2,173,000 and $2,386,000, respectively.
Letters Of Credit: As of December 31, 2008 and December 31, 2007, the Company was contingently liable for $670,000 and $655,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.
Litigation: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company’s business.
On June 12, 2002, the Company and SurfTech (a wholly owned subsidiary, the operating assets of which were sold in November 2003), were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech are currently two of approximately 28 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.

The Private Action arises from similar factual circumstances as current environmental actions involving the Pennsauken Landfill and Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party (a “PRP”). These actions and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey (the “Pennsauken Site”). These actions are discussed below.
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs have appealed the Court’s decision.
The Company is the subject of other lawsuits and administrative actions which arise from its ownership of the Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involves claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.
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
Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,926,000, of which $5,869,000 is included as other long-term liabilities. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These properties are the Pennsauken Site and the Company’s property in Camden, New Jersey (the “Camden Site”). Lawsuits and administrative actions concerning the Pennsauken Site are discussed above.
In addition to the lawsuits and administrative actions previously discussed, in 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a PRP in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. The Company believes the recent action by the EPA should supersede the NJDEP directives.
With respect to the EPA matter, the EPA notified the Company that it was a PRP, jointly and severally liable, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000 (excludes past costs of $11,500,000 mentioned below). Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
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
Notwithstanding these assertions, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006.

With respect to the Camden Site, the Company has reported soil contamination and a ground water contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. On September 30, 2008, the Company submitted an Interim Response Action (“IRA”) Workplan to the NJDEP that includes building demolition and removal, excavation of underlying contaminated soil, undertaking treatability studies and installing new monitoring wells. The IRA Workplan, with amendments, was approved by the NJDEP on October 9, 2008. The Company reserved $1,500,000 in the third quarter and $750,000 in the fourth quarter to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At December 31, 2008, the Company has accrued $2,387,000 to remediate the Camden Site.
The Company has also reported soil and ground water contamination at the facility located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and is performing remediation at the site pursuant to a remedial action workplan approved by the Minnesota Pollution Control Agency. SL-MTI has incurred costs of approximately $156,000 during fiscal 2008. Implementation of remediation technologies is on track and is expected to be fully implemented by the first half of fiscal 2009. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $139,000, which has been accrued at December 31, 2008. The accrual for this site was $284,000 at December 31, 2007.
As of December 31, 2008 and December 31, 2007, environmental accruals of $6,926,000 and $5,284,000, respectively, have been recorded by the Company.
Employment Agreements: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from three to 24 months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2008 and if these employees had been terminated during the year, the payments would have aggregated approximately $3,219,000 under such change-of-control agreements.
Note 14. Cash Flow Information
Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Interest paid	$347	$1,001	$604
Income taxes paid	$725	$2,853	$1,671

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
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2008, 2007 and 2006. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2008	2007	2006 *
	(in thousands)

Net sales
Power Electronics Group:
SLPE	$72,811	$91,072	$87,949
High Power Group	60,462	58,025	39,993

Total	133,273	149,097	127,942

SL-MTI	28,647	28,256	25,704
RFL	24,034	23,510	23,127

Consolidated	$185,954	$200,863	$176,773

	Years Ended December 31,
	2008	2007	2006 *
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$315	$8,233	$6,316
High Power Group	4,868	7,810	5,836

Total	5,183	16,043	12,152

SL-MTI	3,892	3,469	1,555
RFL	2,379	2,677	2,217
Other	(4,141)	(6,170)	(4,871)

Income from operations	7,313	16,019	11,053

Amortization of deferred financing costs	(77)	(88)	(88)
Interest income	28	47	35
Interest expense	(237)	(855)	(744)

Income from continuing operations before income taxes	$7,027	$15,123	$10,256

*
SLPE includes net sales and income from operations of Ault from the acquisition date, January 26, 2006. The High Power Group includes net sales and income from operations of MTE for two months in 2006, since the acquisition was not completed until October 31, 2006.

	December 31,
	2008	2007
	(in thousands)

Total assets
Power Electronics Group:
SLPE	$33,253	$37,940
High Power Group	30,985	29,305

Total	64,238	67,245

SL-MTI	12,479	12,246
RFL	15,480	16,124
Other	9,089	9,058

Consolidated	$101,286	$104,673

	December 31,
	2008	2007
	(in thousands)

Intangible assets, net
Power Electronics Group:
SLPE	$5,785	$5,399
High Power Group	17,370	17,863

Total	23,155	23,262

SL-MTI	1	5
RFL	5,444	5,480

Consolidated	$28,600	$28,747

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Capital expenditures
Power Electronics Group:
SLPE	$1,020	$1,193	$2,207
High Power Group	756	7	113

Total	1,776	1,200	2,320

SL-MTI	432	174	307
RFL	182	294	428
Other	36	74	—

Consolidated	$2,426	$1,742	$3,055

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Depreciation and amortization
Power Electronics Group:
SLPE	$1,820	$1,730	$1,268
High Power Group	854	845	309

Total	2,674	2,575	1,577

SL-MTI	388	382	382
RFL	550	621	610
Other	40	22	36

Consolidated	$3,652	$3,600	$2,605

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Net sales (1)
United States	$155,002	$168,427	$147,263
Foreign	30,952	32,436	29,510

Consolidated	$185,954	$200,863	$176,773

Long-lived assets (2)
United States	$7,411	$8,117	$9,019
Foreign	3,237	2,930	3,113

Consolidated	$10,648	$11,047	$12,132

(1)	Net sales are attributed to countries based on location of customer.

(2)	Includes net tangible assets excluding goodwill and intangibles.
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
Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 17%, 16% and 17% of net sales from continuing operations for 2008, 2007 and 2006, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2008, the Company had net assets of $2,007,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2007, the Company had net assets of $856,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. During 2008, the U.S. dollar declined in value by approximately 7%, relative to the Chinese yuan. During 2007, the U.S. dollar declined in value by approximately 6%, relative to the Chinese yuan.
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
Note 17. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2008, 2007 and 2006 were $1,187,000, $1,122,000 and $767,000, respectively. Accounts receivable due from RFL Communications at December 31, 2008 and December 31, 2007 were $125,000 and $167,000, respectively.
As a result of certain services being provided to the Company by Steel Partners, Ltd. (“SPL”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPL. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s former Vice Chairman and current Chairman, Glen Kassan, and other assistance from SPL. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $475,000 were expensed by the Company for SPL’s services in 2008. Fees of $975,000 were expensed by the Company for SPL’s services in 2007, which included a bonus payment of $500,000 in recognition of SPL’s contributions to the Company’s success during the year. In 2006, the Company expended $475,000 in management service fees to SPL pursuant to the Management Agreement dated as of January 23, 2002 by and between the Company and SPL. Approximately $40,000 and $500,000 were payable at December 31, 2008 and December 31, 2007, respectively.

Note 18. Selected Quarterly Financial Data (Unaudited)

			Three Months		Three Months
	Three Months	Three Months	Ended		Ended
	Ended	Ended	September 30,		December 31,
	March 31, 2008	June 30, 2008	2008		2008
		(in thousands, except per share data)

Net sales	$45,361	$48,734	$46,242		$45,617
Gross margin	$14,789	$15,037	$14,190		$12,465
Income from continuing operations before income taxes	$2,028	$2,921	$1,275		$803
Net income (loss) (a)	$1,134	$1,758	$(324)		$(234)
Diluted net income (loss) per common share	$0.19	$0.30	$(0.05)		$(0.04)

(a) Includes (loss) from discontinued operations, net of tax	$(212)	$(241)	$(1,196	) (b)	$(653)

(b)	The Company recorded an additional loss of approximately $919,000, net of tax, pertaining to estimated environmental remediation costs related to the Company’s Camden site.

			Three Months	Three Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	September 30,	December 31,
	March 31, 2007	June 30, 2007	2007	2007
	(in thousands, except per share data)

Net sales	$48,327	$52,730	$50,652	$49,154
Gross margin	$15,955	$17,947	$16,232	$16,335
Income from continuing operations before income taxes	$2,983	$4,435	$3,747	$3,958
Net income (a)	$1,667	$2,818	$2,151	$1,775
Diluted net income per common share	$0.29	$0.49	$0.36	$0.30

(a) Includes (loss) from discontinued operations, net of tax	$(370)	$(418)	$(316)	$(759)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to Costs	Charged to Other		Balance at End of
Description	Period	and Expenses	Accounts	Deductions	Period
	(in thousands)

YEAR ENDED DECEMBER 31, 2008
Allowance for:
Doubtful accounts	$865	$(57)	$0	$187	$621

YEAR ENDED DECEMBER 31, 2007
Allowance for:
Doubtful accounts	$830	$81	$1	$46	$865

YEAR ENDED DECEMBER 31, 2006
Allowance for:
Doubtful accounts	$569	$96	$853	$688	$830

INDEX TO EXHIBITS

Exhibit #		Description
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

3.1		Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.
3.2		Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.
10.1	*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.
10.2	*	1988 Deferred Compensation Agreement with a Certain Officer. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K dated November 9, 1990.
10.3	*
1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.4	*	Capital Accumulation Plan. Incorporated by reference to the Company’s report on Form 10K/A for the fiscal period ended July 31, 1994.
10.5	*
Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.6	*
Amendment to Change-in-Control Agreement, dated December 22, 2008, to the Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor (transmitted herewith).

10.7	*
Bonus Agreement dated August 5, 2002 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.8	*
Management Agreement dated as of January 23, 2002 between the Company and Steel Partners, Ltd. Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit #	Description
10.9
Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated November 10, 2008.

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