Form 10-Q
period 2009-03-31
SL INDUSTRIES INC
filed 2009-05-14
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of May 5, 2009 was 6,002,246.

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,000	$504,000
Receivables, net	23,059,000	25,496,000
Inventories, net	20,895,000	21,578,000
Prepaid expenses	1,378,000	1,059,000
Deferred income taxes, net	5,187,000	5,004,000

Total current assets	50,838,000	53,641,000

Property, plant and equipment, net	10,307,000	10,648,000
Deferred income taxes, net	6,630,000	6,701,000
Goodwill	22,769,000	22,769,000
Other intangible assets, net	5,608,000	5,831,000
Other assets and deferred charges	1,524,000	1,696,000

Total assets	$97,676,000	$101,286,000

LIABILITIES
Current liabilities:
Accounts payable	$7,840,000	$9,942,000
Accrued income taxes	3,947,000	3,922,000
Accrued liabilities:
Payroll and related costs	3,844,000	5,259,000
Other	6,766,000	7,296,000

Total current liabilities	22,397,000	26,419,000

Debt, less current portion	—	—
Deferred compensation and supplemental retirement benefits	2,654,000	2,681,000
Other liabilities	7,355,000	7,326,000

Total liabilities	32,406,000	36,426,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,347,000	43,651,000
Retained earnings	39,184,000	39,135,000
Accumulated other comprehensive (loss)	(126,000)	(118,000)
Treasury stock at cost, 2,311,000 and 2,391,000 shares, respectively	(18,795,000)	(19,468,000)

Total shareholders’ equity	65,270,000	64,860,000

Total liabilities and shareholders’ equity	$97,676,000	$101,286,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$36,232,000	$45,361,000
Cost and expenses:
Cost of products sold	24,345,000	30,572,000
Engineering and product development	3,251,000	3,462,000
Selling, general and administrative	7,357,000	8,248,000
Depreciation and amortization	899,000	916,000

Total cost and expenses	35,852,000	43,198,000

Income from operations	380,000	2,163,000
Other income (expense):
Amortization of deferred financing costs	(48,000)	(22,000)
Interest income	5,000	10,000
Interest expense	(33,000)	(123,000)

Income from continuing operations before income taxes	304,000	2,028,000
Income tax provision	59,000	682,000

Income from continuing operations	245,000	1,346,000
(Loss) from discontinued operations (net of tax)	(196,000)	(212,000)

Net income	$49,000	$1,134,000

Basic net income (loss) per common share
Income from continuing operations	$0.04	$0.23
(Loss) from discontinued operations (net of tax)	(0.03)	(0.04)

Net income	$0.01	$0.19

Diluted net income (loss) per common share
Income from continuing operations	$0.04	$0.23
(Loss) from discontinued operations (net of tax)	(0.03)	(0.04)

Net income	$0.01	$0.19

Shares used in computing basic net income (loss) per common share	5,933,000	5,853,000

Shares used in computing diluted net income (loss) per common share	5,933,000	5,972,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$49,000	$1,134,000
Other comprehensive (loss), net of tax:
Foreign currency translation	(8,000)	(42,000)

Comprehensive income	$41,000	$1,092,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income	$49,000	$1,134,000
Adjustment for losses from discontinued operations	196,000	212,000

Income from continuing operations	245,000	1,346,000

Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation	544,000	541,000
Amortization	355,000	375,000
Amortization of deferred financing costs	48,000	22,000
Non-cash compensation (benefit)	(145,000)	(8,000)
Stock-based compensation	61,000	—
Provisions for losses on accounts receivable	8,000	88,000
Deferred compensation and supplemental retirement benefits	101,000	105,000
Deferred compensation and supplemental retirement benefit payments	(126,000)	(127,000)
Deferred income taxes	21,000	378,000
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	2,429,000	(280,000)
Inventories	682,000	(738,000)
Prepaid expenses	(319,000)	(421,000)
Other assets	2,000	—
Accounts payable	(2,101,000)	(666,000)
Accrued liabilities	(1,664,000)	(2,852,000)
Accrued income taxes	48,000	104,000

Net cash provided by (used in) operating activities from continuing operations	189,000	(2,133,000)
Net cash (used in) operating activities from discontinued operations	(457,000)	(901,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(268,000)	(3,034,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(213,000)	(447,000)
Purchases of other assets	—	(172,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(213,000)	(619,000)

FINANCING ACTIVITIES
Payments of deferred financing costs	(7,000)	—
Proceeds from Revolving Credit Facility	—	5,047,000
Payments of Revolving Credit Facility	—	(2,210,000)
Proceeds from stock options exercised	—	19,000
Tax benefit from exercise of stock options	—	4,000
Treasury stock sales	308,000	124,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	301,000	2,984,000

Effect of exchange rate changes on cash	(5,000)	(64,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(185,000)	(733,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	504,000	733,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$34,000	$113,000
Income taxes	$18,000	$239,000
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
Notes to Consolidated Financial Statements (Unaudited)
1. Basis Of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. Receivables
Receivables consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Trade receivables	$23,428	$25,216
Less: allowance for doubtful accounts	(629)	(621)

	22,799	24,595

Recoverable income taxes	—	16
Other	260	885

	$23,059	$25,496

3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$15,534	$16,197
Work in process	4,570	3,904
Finished goods	4,752	5,225

	24,856	25,326
Less: allowances	(3,961)	(3,748)

	$20,895	$21,578

4. Income Per Share
The Company has presented net income per common share pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.

Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. For the three months ended March 31, 2009, there was no dilutive effect for common stock equivalents since the exercise price of stock options outstanding was greater than the Company’s share price.
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2009			2008
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$49	5,933	$0.01	$1,134	5,853	$0.19
Effect of dilutive securities	—	—	—	—	119	—

Diluted net income per common share	$49	5,933	$0.01	$1,134	5,972	$0.19

For the three-month periods ended March 31, 2009 and March 31, 2008, approximately 404,000 and zero stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
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
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the Company’s 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. The Company recorded $61,000 in compensation expense in the consolidated statements of income for the three-month period ended March 31, 2009. No options were granted; therefore, no compensation expense was recorded during the same period in 2008.
As of March 31, 2009, there was a total of $381,000 of total unrecognized compensation expense related to the unvested stock options. The cost is expected to be recorded over a period of two years. Also, the Company has recognized a benefit of approximately $145,000 and a benefit of approximately $8,000 in the three-month periods ended March 31, 2009 and March 31, 2008, respectively, related to certain stock-based compensation arrangements.
The estimated fair value of the options granted was calculated using the Black-Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the options is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the simplified method described in Staff Accounting Bulletin No. 110 to determine the expected life assumptions, since the Company’s historical data about its employees’ exercise behavior does not provide a reasonable basis for estimating the expected life of the options. The Company had two stock option plans that have now expired. Market conditions and the Company structure have changed significantly since options were issued under those plans.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Three Months
Ended
March 31, 2009
Risk-free interest rate	3.12%
Expected dividend yield	0.0%
Expected stock price volatility	42.52%
Expected life of stock option	4.25 years

The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2008	405	$10.32	4.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1)	$12.84

Outstanding as of March 31, 2009	404	$10.31	4.02	N/M

Exercisable as of March 31, 2009	301	$9.46	3.16	N/M

During the three-month periods ended March 31, 2009 and March 31, 2008, the total intrinsic value of options exercised was zero and $11,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was zero and $4,000, respectively. During the three-month period ended March 31, 2009, no options to purchase common stock were exercised by option holders. During the three-month period ended March 31, 2008, options to purchase approximately 2,000 shares of common stock with an aggregate exercise price of $19,000 were exercised by option holders.
5. Income Tax
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2009 and December 31, 2008 of $2,899,000 and $2,845,000, respectively. Tax benefits are recorded pursuant to the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). If recognized, all of the net unrecognized tax benefits would impact the Company’s effective tax rate.
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
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of any changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $430,000. At March 31, 2009, the Company has recorded a liability for unrecognized benefits of $1,909,000, $902,000 and $88,000 for federal, foreign and state taxes, respectively, primarily related to expenses in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company has accrued approximately $475,000 for the payment of interest and penalties at March 31, 2009.
The following is a reconciliation of income tax expense at the applicable federal statutory rate and the effective rates from continuing operations:

	Three Months Ended
	March 31,
	2009	2008
Statutory rate	34%	34%
Tax rate differential on domestic manufacturing deduction	(5)	(1)
State income taxes, net of federal income tax	5	4
Research and development credits	(32)	(5)
Foreign tax credits	(1)	2
Permanent adjustments	5	—
FIN 48 interest and penalty	13	—

	19%	34%

During the three months ended March 31, 2009, the Company recorded additional benefits from research and development tax credits of $97,000. As of March 31, 2009, the Company’s gross research and development tax credit carryforwards totaled approximately $2,179,000. Of these credits, approximately $1,537,000 can be carried forward for 15 years and will expire between 2013 and 2024, while $642,000 can be carried forward indefinitely.
As of March 31, 2009, the Company’s gross foreign tax credits totaled approximately $1,534,000. These credits can be carried forward for ten years and will expire between 2017 and 2019.
6. New and Proposed Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition related items, as follows: (1) earn-outs and other forms of contingent consideration are recorded at fair value on the acquisition date, (2) acquisition costs are generally expensed as incurred, (3) restructuring costs are generally expensed as incurred, (4) in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and (5) deferred tax asset valuation allowances and acquired income tax uncertainties impact income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption of SFAS 141R was prohibited. The Company expects that SFAS 141R will have an impact on accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for non-controlling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires that consolidated net income (loss) be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and that they be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption was prohibited. The Company adopted SFAS 160 and it did not have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2, and it did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Based on the Company’s current operations, the adoption of SFAS 161 did not have an impact on the Company’s financial position and results of operations. However, SFAS 161 may have such an impact in the future.

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows to measure the fair value of the assets under FASB 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption was prohibited. Based on the Company’s current operations, the adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the GAAP hierarchy as presented in SFAS 162. Adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,189	2,511	3,700	1,062	2,638
Patents	1,262	1,010	252	1,259	998	261
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	713	987	1,700	636	1,064
Licensing fees	355	169	186	355	160	195
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	50	1

Total other intangible assets	8,840	3,232	5,608	8,837	3,006	5,831

	$31,609	$3,232	$28,377	$31,606	$3,006	$28,600

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over approximately 13 years, seven years or five years; developed technology is amortized over approximately five years and six years; licensing fees are amortized over approximately 10 years; covenants-not-to-compete are amortized over approximately one and two-thirds years. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2009 and March 31, 2008 was $226,000 and $247,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $899,000 in 2009 and 2010, $863,000 in 2011, $713,000 in 2012 and $384,000 in 2013. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance		Balance
	December 31,	Change in	March 31,
	2008	Goodwill	2009
	(in thousands)
SL Power Electronics Corp.	$4,276	$—	$4,276
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$—	$22,769

8. Debt
On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility amends and restates the Company’s previous credit facility, dated August 3, 2005.
The 2008 Credit Facility provides for maximum borrowings of up to $60,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or a base rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA, minimum levels of interest coverage and net worth and limitation on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. At March 31, 2009, the Company had a total availability under the 2008 Credit Facility of $25,000,000.

The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
As of March 31, 2009 and December 31, 2008, the Company had no outstanding balance under the 2008 Credit Facility.
9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Taxes (other than income) and insurance	$385	$560
Commissions	597	839
Litigation and legal fees	153	270
Other professional fees	583	596
Environmental	966	1,057
Warranty	1,362	1,325
Deferred revenue	529	556
Other	2,191	2,093

	$6,766	$7,296

A summary of the Company’s warranty reserve is as follows:

Three Months Ended
March 31, 2009
(in thousands)
Liability, beginning of year	$1,325
Expense for new warranties issued	174
Expense related to prior year warranties	74
Warranty claims	(211)

Liability, end of period	$1,362

10. Restructuring Charges
In the third and fourth quarters of the year ended December 31, 2008, the Company reviewed its business levels and cost structure and initiated cost optimization initiatives. As a result of these initiatives, the Company recorded a total restructuring charge of $677,000, of which $397,000 was recorded at SL Power Electronics Corp. (“SLPE”). The restructuring charges related primarily to a workforce reduction to align SLPE’s cost structure to reduced business levels. Total restructuring charges incurred by SLPE with respect to these actions are expected to be approximately $507,000. Additionally, MTE Corporation (“MTE”) incurred restructuring charges of $280,000, primarily related to costs of consolidating facilities. Total restructuring charges incurred by MTE with respect to these actions are expected to be approximately $340,000. The Company anticipates that these actions will result in reduced operating costs in future periods. The liability for the restructuring charges is included in Accrued Liabilities — Other. Details of the restructuring charges for the three months ended March 31, 2009 are as follows:

	Three Months Ended
	March 31, 2009
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$88	$—	$82	$170
Restructuring charges	—	—	—	—
Cash payments	(88)	—	(28)	(116)

Ending balance	$—	$—	$54	$54

11. Commitments And Contingencies
In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company’s business.
On June 12, 2002, the Company and SL Surface Technology, Inc. (“SurfTech”), were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). SurfTech is a wholly-owned subsidiary, the operating assets of which were sold in November 2003. The Company and SurfTech are currently two of approximately 28 defendants named in the Private Action. The Complaint alleges, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.
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
The Company is the subject of other lawsuits and administrative actions that arise from its ownership of the Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involves claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter of 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.

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
Environmental: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,835,000, of which $5,869,000 is included as other long-term liabilities as of March 31, 2009. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA’s analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA’s claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual, stated below. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
With respect to the Camden Site, the Company has reported soil contamination and a ground water contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. On September 30, 2008, the Company submitted an Interim Response Action (“IRA”) Workplan to the NJDEP that includes building demolition and removal, excavation of underlying contaminated soil, undertaking treatability studies and installing new monitoring wells. The IRA Workplan, with amendments, was approved by the NJDEP on October 9, 2008. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At March 31, 2009, the Company has accrued $2,324,000 to remediate the Camden Site.

The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. (“SL-MTI”) located on SL-MTI’s property in Montevideo, Minnesota. SL-MTI has conducted analysis of the contamination and is performing remediation at the site pursuant to a remedial action workplan approved by the Minnesota Pollution Control Agency. Implementation of remediation technologies is on track and is expected to be fully implemented by June 30, 2009. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $130,000, which have been accrued at March 31, 2009. These costs are recorded as a component of continuing operations.
As of March 31, 2009 and December 31, 2008, the Company had recorded environmental accruals of $6,835,000 and $6,926,000, respectively.
12. Segment Information
The Company currently operates under four business segments: SLPE, the High Power Group, SL-MTI and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“Teal”) and MTE are combined into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Business units are also combined if they have similar characteristics in each of the following areas:
•	nature of products and services

•	nature of production process

•	type or class of customer

•	methods of distribution
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.
The unaudited comparative results for the three-month periods ended March 31, 2009 and March 31, 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$12,866	$17,964
High Power Group	11,771	14,162

Total	24,637	32,126

SL-MTI	6,390	7,719
RFL	5,205	5,516

Consolidated	$36,232	$45,361

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$(181)	$529
High Power Group	921	1,488

Total	740	2,017

SL-MTI	781	1,082
RFL	437	469
Other	(1,578)	(1,405)

Consolidated	$380	$2,163

	March 31,	December 31,
	2009	2008
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$30,576	$33,253
High Power Group	29,360	30,985

Total	59,936	64,238

SL-MTI	12,270	12,479
RFL	15,404	15,480
Other	10,066	9,089

Consolidated	$97,676	$101,286

	March 31,	December 31,
	2009	2008
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,697	$5,785
High Power Group	17,245	17,370

Total	22,942	23,155

SL-MTI	—	1
RFL	5,435	5,444

Consolidated	$28,377	$28,600

13. Retirement Plans And Deferred Compensation
During the three months ended March 31, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined, and profit sharing contributions annually, based on plan year gross wages.
Costs incurred under these plans amounted to $378,000 during the three-month period ended March 31, 2009 and $324,000 for the three-month period ended March 31, 2008.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $93,000 and $95,000 for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2009 and March 31, 2008 were $367,000 and $329,000, respectively. Accounts receivable due from RFL Communications at March 31, 2009 were $344,000.
As a result of certain services being provided to the Company by Steel Partners, II, L.P. (“SPII”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPII. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s former Vice Chairman and current Chairman, Glen Kassan, and other assistance from SPII. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $119,000 were expensed by the Company for SPII’s services for each of the three-month periods ended March 31, 2009 and March 31, 2008 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPII. Approximately $40,000 was payable at March 31, 2009.
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
The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles and expansion of global capabilities. The Company expects to achieve these goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

Business Trends
The Company has experienced continued pressure on sales and income due to the current global economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, management has a limited ability to accurately forecast demand for its products or the prices of raw materials. With little visibility in the marketplace, the Company has taken action to reduce its cost structure and align its capacity with lower business levels and has postponed planned capital investment. It is difficult to predict when economic growth will resume.
In the sections that follow, statements with respect to 2009 or the quarter ended 2009 refer to the three-month period ended March 31, 2009. Statements with respect to 2008 or the quarter ended 2008 refer to the three-month period ended March 31, 2008.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the amounts of reported and contingent assets and liabilities at the date of the consolidated financial statements and the amounts of reported net sales and expenses during the reporting period.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2009 and 2008. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the three-month periods ended 2009 and 2008 by approximately 1.0% and 0.9%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.7% and 2.5% of gross trade receivables at March 31, 2009 and December 31, 2008, respectively.
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

If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,899,000 and $2,845,000 as of March 31, 2009 and December 31, 2008, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2009, the Company reported accrued interest and penalties related to unrecognized tax benefits of $475,000. For additional disclosures related to FIN 48, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of March 31, 2009 and December 31, 2008 were $11,817,000 and $11,705,000, respectively, net of valuation allowances of $2,001,000 and $2,018,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples and has performed a review of market capitalization with estimated control premiums. If the fair value of a reporting unit is less than its net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2009 and 2008. As of March 31, 2009 and December 31, 2008, goodwill totaled $22,769,000 (representing 23% and 22% of total assets, respectively).
Impairment Of Long-Lived And Intangible Assets
The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. The Company recorded asset impairment charges of approximately $77,000, net of tax, related to properties it owns in Camden, New Jersey and Pennsauken, New Jersey. These charges were recorded as part of discontinued operations in the second quarter of 2008.
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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Liquidity And Capital Resources

	March 31,	December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$319	$504	$(185)	(37%)
Bank debt	$—	$—	$—	—
Working capital	$28,441	$27,222	$1,219	4%
Shareholders’ equity	$65,270	$64,860	$410	1%
During the three-month period ended March 31, 2009, the net cash provided by operating activities from continuing operations was $189,000, as compared to net cash used in operating activities from continuing operations of $2,133,000 during the three-month period ended March 31, 2008. The sources of cash from operating activities for the three-month period ended March 31, 2009 were income from continuing operations of $245,000, a decrease in accounts receivable of $2,429,000 primarily related to improved collections at SLPE of $1,446,000 as days sales outstanding (defined as current accounts receivable divided by the average of the last three months sales (“DSO“s)), were 54.4 days versus a budget 61.1 days and a decrease in inventories of $682,000. These sources of cash were primarily offset by a decrease in accounts payable of $2,101,000, a decrease in accrued liabilities of $1,664,000 and an increase in prepaid expenses of $319,000. The decreases in accounts payable were primarily related to SLPE of $930,000 and legal and environmental payables of $370,000 related to discontinued operations. The increase in prepaid expenses was primarily related to the renewal of certain insurance policies in the first quarter. The primary uses of cash from operating activities for the three-month period ended March 31, 2008 were a decrease in accrued liabilities of $2,852,000, a decrease in accounts payable of $666,000, cash used in discontinued operations of $901,000, an increase in inventories of $738,000 and an increase in prepaid expenses of $421,000. These uses of cash were partially offset by income from continuing operations of $1,346,000.

During the three-month period ended March 31, 2009, net cash used in investing activities was $213,000. This use of cash is related to the purchase of machinery, computer hardware, software and demonstration equipment. During the three-month period ended March 31, 2008, net cash used in investing activities was $619,000. This use of cash in investing activities during the period was primarily related to the purchase of machinery, computer hardware, software and demonstration equipment.
During the three-month period ended March 31, 2009, net cash provided by financing activities was $301,000, which is primarily related to treasury stock activity. During the three-month period ended March 31, 2008, net cash provided by financing activities was $2,984,000, which was primarily related to borrowings under the Company’s previous credit facility in the amount of $5,047,000, partially offset by payments thereunder of $2,210,000.
The Company’s current ratio was 2.27 to 1 at March 31, 2009 and 2.03 to 1 at December 31, 2008. Current assets decreased by $2,803,000 from December 31, 2008, while current liabilities decreased by $4,022,000 during the same period.
The Company had no outstanding bank debt at March 31, 2009 and at December 31, 2008.
Capital expenditures were $213,000 in the first three months of 2009, which represents a decrease of $234,000, or 52%, from the capital expenditure levels of the comparable period in 2008. Capital expenditures in the first three months of 2009 were attributable to machinery, computer hardware and software purchases. Capital expenditures of $447,000 were made during the first three months of 2008. These expenditures primarily related to machinery, computer hardware and software purchases.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments, except SLPE, recorded income from operations for the periods presented.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at March 31, 2009 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,373	$1,478	$411	$—	$3,262
Debt	—	—	—	—	—
Capital Leases	8	2	—	—	10

	$1,381	$1,480	$411	$—	$3,272

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
Results of Operations
Three months ended March 31, 2009, compared with three months ended March 31, 2008
The Company has experienced continued pressure on sales and income due to the current global economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, management has a limited ability to accurately forecast demand for its products or the prices of raw materials. With little visibility in the marketplace, the Company has taken action to reduce its cost structure and align its capacity with lower business levels and has postponed planned capital investment.
The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2009 (“2009”) and the quarter ended March 31, 2008 (“2008”).

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$12,866	$17,964	$(5,098)	(28%)
High Power Group	11,771	14,162	(2,391)	(17%)

Total	24,637	32,126	(7,489)	(23%)

SL-MTI	6,390	7,719	(1,329)	(17%)
RFL	5,205	5,516	(311)	(6%)

Total	$36,232	$45,361	$(9,129)	(20%)

The table below shows the comparison of income (Loss) from operations for 2009 and 2008:

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$(181)	$529	$(710)	(134%)
High Power Group	921	1,488	(567)	(38%)

Total	740	2,017	(1,277)	(63%)

SL-MTI	781	1,082	(301)	(28%)
RFL	437	469	(32)	(7%)
Other	(1,578)	(1,405)	(173)	(12%)

Total	$380	$2,163	$(1,783)	(82%)

Consolidated net sales for 2009 decreased by $9,129,000, or 20%, when compared to the same period in 2008. When compared to 2008, net sales of the Power Electronics Group decreased by $7,489,000, or 23%; net sales of SL-MTI decreased by $1,329,000, or 17%; and net sales of RFL decreased by $311,000, or 6%. All of the operating entities, except SLPE, reported income from operations in both 2009 and 2008.
The Company recorded income from operations of $380,000 for 2009, compared to income from operations of $2,163,000 for the quarter ended March 31, 2008, representing a decrease of $1,783,000, or 82%. Income from operations was 1% of net sales in 2009, compared to 5% in 2008.
Income from continuing operations was $245,000, or $0.04 per diluted share, in the first quarter of 2009, compared to $1,346,000, or $0.23 per diluted share, for the same period in 2008. Income from continuing operations was approximately 1% of net sales in 2009, compared to 3% of net sales in 2008. In 2009 and 2008, income from continuing operations benefited from research and development tax credits by approximately $97,000 and $101,000, respectively, or $0.02 per diluted share for both years. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales decrease of 23%, when comparing the first quarter of 2009 to the first quarter of 2008. Income from operations decreased by $1,277,000, or 63%, which was primarily attributable to a decrease of $710,000, or 134%, at SLPE.
SLPE recorded a loss from operations of $181,000, representing 1% of its net sales, in 2009. In 2008, SLPE reported income from operations of $529,000, representing 3% of net sales. As a percentage of consolidated net sales, SLPE represented 36% of consolidated net sales in 2009, compared to 40% in 2008. At SLPE, sales of its medical product line decreased by $2,164,000, sales of its data communications product line decreased by $1,894,000 and sales of its industrial equipment product line decreased by $863,000. The decrease in the medical equipment product line was primarily the result of reduced orders from two major customers. The decrease in sales of the data communications product line was due to weak market demand in this segment. The decrease in sales of the industrial product line was caused by decreased orders from distributors, as a result of lower economic activity. Also, affecting net sales was the amount of returns and distributor credits, which represented approximately 3% of gross sales in 2009, compared to 2% in 2008. Domestic sales decreased by 27% and international sales decreased by 34%.

The High Power Group recorded income from operations, as a percentage of its net sales, of 8%, compared to 11% in 2008. MTE reported a loss from operations, as a percentage of sales, of 1% in 2009, compared to income from operations, as a percentage of sales, of 12% in 2008. This decline was primarily due to a sales decline of $1,554,000, or 27%, at MTE. MTE’s sales decrease was driven by the overall global economic downturn. Sales to both OEMs and distributors have decreased sharply from last year. Domestic sales decreased 24%, while international sales decreased 32%. As a result, the cost of products sold percentage increased by 8%. Teal reported income from operations, as a percentage of sales, of 13% in 2009, compared to 10% in 2008. Teal reported a sales decrease of $837,000, or 10%, while cost of products sold decreased 4%, compared to 2008. Teal’s sales to military and aerospace customers increased by $1,291,000, while sales to medical imaging equipment manufacturers decreased by $1,507,000, and sales to semiconductor manufacturers decreased by $649,000.
SL-MTI’s sales decreased $1,329,000, or 17%, while income from operations decreased by $301,000, or 28%. The sales decrease was driven by a $984,000 decrease in sales to customers in the defense and commercial aerospace industries. Sales of SL-MTI’s medical product line decreased by $413,000. SL-MTI’s other product line recorded an increase in sales of $68,000 in 2009. SL-MTI’s cost of products sold percentage remained relatively constant in 2009, compared to 2008.
RFL’s sales decreased by $311,000, or 6%, compared to 2008. Sales of RFL’s communications product line increased by $145,000, or 7%, while sales of its protection products decreased by $433,000, or 14%. Customer service sales decreased by $23,000. The increase in sales in the communications product line was primarily due to increased sales to international customers and the rail transportation industry. The decrease in protection products is primarily related to delays in customer projects. International sales increased by $245,000, or 21%, while domestic sales decreased by $556,000, or 13%. Income from operations decreased by $32,000, or 7%. The decrease in income from operations is primarily related to the 6% reduction in sales, partially offset by slightly improved gross margins and reduced operating costs of $187,000.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for both the first quarter of 2009 and the first quarter of 2008. The cost of products sold percentage remained relatively constant on reduced sales. The cost of products sold percentage for the High Power Group increased by approximately 1%, primarily related to MTE. RFL’s cost of products sold, as a percentage of sales, increased approximately 1% in 2009, due primarily to product mix. Overall, most of the operating entities were able to hold the cost of products sold percentage relatively constant in 2009, despite an overall sales decrease of 20%. Some of the contributing factors were (1) cost containment programs initiated in the third and fourth quarters of fiscal 2008, which included direct labor reductions, (2) reduced commodity prices in 2009, compared to 2008, (3) favorable currency rates, particularly in Mexico, and (4) the transfer of more production to Mexico from the United States.

Engineering and Product Development Expenses
Engineering and product development expenses were approximately 9% of net sales in 2009, compared to 8% in 2008. Engineering and product development expenses in 2009 decreased by $211,000, or 6%. This decrease was primarily attributable to a decrease at SLPE of $113,000, or 7%, due to reduced staffing in the United States, as well as reduced facility costs and agency fees. RFL reported a decrease of $78,000, or 16%, due to reduced staffing and lower material usage. The other operating entities experienced relatively minor changes in engineering and product development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2009 were approximately 20% of sales, compared to 18% of sales in 2008. These expenses decreased by $891,000, or 11%, primarily due to the reduction of net sales of $9,129,000, or 20%. SLPE’s expenses decreased by $690,000, compared to 2008, due to the restructuring initiatives instituted in the later part of fiscal 2008, reduced commissions and bonus expense and reduced recruiting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $200,000. SL-MTI and RFL recorded decreases in selling, general and administrative expenses of 13% and 5%, respectively, on lower sales levels. Corporate and Other expenses increased by $173,000, or 12%, primarily due to an increase in internal control compliance costs.
Depreciation and Amortization
Depreciation and amortization expenses remained at approximately 2% of net sales for each of 2009 and 2008.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. For the first quarter of 2009, amortization of deferred financing costs was $48,000. The amortization costs in 2008 relate to the Company’s previous credit facility, of which approximately $258,000 was amortized over three years. For the first quarter of 2008, amortization of deferred financing costs was $22,000.
Interest Income (Expense)
Interest income for the first quarter of 2009 was $5,000, compared to $10,000 for the same period in 2008. Interest expense was $33,000 for the first quarter of 2009, compared to $123,000 for the first quarter of 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the first quarter of 2009 was approximately 19%. For the first quarter of 2008, the effective tax rate was approximately 34%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The effective tax rate in 2009 was positively impacted by research and development tax credits, which had a greater impact in 2009, compared to 2008, due to the lower amount of income from operations.

Discontinued Operations
For 2009 the Company recorded a loss from discontinued operations, net of tax, of $196,000, compared to $212,000, net of tax, in 2008. These amounts represent legal and environmental charges related to discontinued operations.
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

For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A — Risk Factors, included in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in quantitative and qualitative market risk from the disclosure contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting and Remediation Actions
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company began the remediation of internal control deficiencies identified in the fourth quarter of 2008, which constituted a material weakness in the Company’s internal control. These deficiencies were related to the tracking and recording of inventory at MTE. These remediation efforts have included the following:
•	a full cycle count program is being carried out by trained, competent individuals at all five locations;

•	only system generated source documents are used to balance control accounts;

•	all journal entries are reviewed by either the Controller or Chief Financial Officer of the High Power Group;

•	a temporary controller contracted from a nationally recognized consulting firm has been put in place;

•	a search is currently being conducted for a permanent controller with a CPA certificate and experience in a manufacturing environment;

•	a site visit has been scheduled by the corporate staff to conduct an internal control review. Other site visits will be scheduled throughout the year; and

•
an active search is ongoing to hire a Director of Operations with appropriate materials and manufacturing experience. In the meantime, a consultant is in place to supervise operations, enforce controls and implement lean manufacturing improvements.

The Company’s management will continue to closely monitor the effectiveness of MTE’s processes, procedures and controls, and will make further changes as management determines appropriate.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains a detailed discussion of its risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company is subject to inherent risks attributed to operating in a global economy. Its international sales and operations in foreign countries, principally China and Mexico, render the Company subject to risks associated with fluctuating currency values and exchange rates. Because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of its products so that they become relatively more expensive to customers in the local currency of a particular country. In such event this could lead to a reduction in sales and profitability in that country. As a result of its foreign operations, the Company records revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the United States dollar could result in significant increases in the Company’s manufacturing costs that could have a material adverse effect on its business, financial condition and results of operations. At present, the Company does not purchase financial instruments to hedge foreign exchange risk, but may do so as circumstances warrant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the three months ended March 30, 2009, the Company did not repurchase any shares pursuant to its existing stock repurchase program. For the three-month periods ended March 31, 2009 and March 31, 2008, the Company did purchase 3,500 and 7,460 shares, respectively, through its deferred compensation plans.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2009	1,800	(1)	$7.96	—	500,000
February 2009	—		—	—	500,000
March 2009	1,700	(1)	$2.60	—	500,000

Total	3,500		$5.36	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the first quarter of fiscal 2009, no matter was submitted to a vote of the Company’s security holders.
ITEM 5. OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first three months of 2009, as approved by its Audit Committee. During the three-month period ended March 31, 2009, there were no non-audit services performed by Grant Thornton.
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

Date: May 13, 2009	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
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