Form 10-Q
period 2009-06-30
SL INDUSTRIES INC
filed 2009-08-13
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of common stock outstanding as of August 5, 2009 was 6,060,847.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Balance Sheets June 30, 2009 (Unaudited) and December 31, 2008	2

Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2009 and 2008 (Unaudited) and Six Months Ended June 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Cash Flows Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4T. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,893,000	$504,000
Receivables, net	21,402,000	25,496,000
Inventories, net	20,778,000	21,578,000
Prepaid expenses	912,000	1,059,000
Deferred income taxes, net	5,369,000	5,004,000

Total current assets	51,354,000	53,641,000

Property, plant and equipment, net	9,988,000	10,648,000
Deferred income taxes, net	6,681,000	6,701,000
Goodwill	22,769,000	22,769,000
Other intangible assets, net	5,378,000	5,831,000
Other assets and deferred charges	1,328,000	1,696,000

Total assets	$97,498,000	$101,286,000

LIABILITIES
Current liabilities:
Accounts payable	$7,947,000	$9,942,000
Accrued income taxes	3,921,000	3,922,000
Accrued liabilities:
Payroll and related costs	4,112,000	5,259,000
Other	6,859,000	7,296,000

Total current liabilities	22,839,000	26,419,000

Debt, less current portion	—	—
Deferred compensation and supplemental retirement benefits	2,399,000	2,681,000
Other liabilities	7,373,000	7,326,000

Total liabilities	32,611,000	36,426,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,255,000	43,651,000
Retained earnings	38,750,000	39,135,000
Accumulated other comprehensive (loss)	(127,000)	(118,000)
Treasury stock at cost, 2,300,000 and 2,391,000 shares, respectively	(18,651,000)	(19,468,000)

Total shareholders’ equity	64,887,000	64,860,000

Total liabilities and shareholders’ equity	$97,498,000	$101,286,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$34,956,000	$48,734,000	$71,188,000	$94,096,000
Cost and expenses:
Cost of products sold	23,559,000	33,697,000	47,904,000	64,269,000
Engineering and product development	2,973,000	3,535,000	6,224,000	6,998,000
Selling, general and administrative	7,420,000	7,594,000	14,777,000	15,842,000
Depreciation and amortization	918,000	925,000	1,816,000	1,841,000
Restructuring charges	534,000	—	534,000	—

Total cost and expenses	35,404,000	45,751,000	71,255,000	88,950,000

(Loss) income from operations	(448,000)	2,983,000	(67,000)	5,146,000
Other income (expense):
Amortization of deferred financing costs	(47,000)	(22,000)	(95,000)	(44,000)
Interest income	2,000	5,000	6,000	15,000
Interest expense	(13,000)	(45,000)	(47,000)	(168,000)

(Loss) income from continuing operations before income taxes	(506,000)	2,921,000	(203,000)	4,949,000
Income tax (benefit) provision	(159,000)	922,000	(101,000)	1,603,000

(Loss) income from continuing operations	(347,000)	1,999,000	(102,000)	3,346,000
(Loss) from discontinued operations, net of tax	(87,000)	(241,000)	(283,000)	(453,000)

Net (loss) income	$(434,000)	$1,758,000	$(385,000)	$2,893,000

Basic net (loss) income per common share
(Loss) income from continuing operations	$(0.06)	$0.34	$(0.02)	$0.57
(Loss) from discontinued operations, net of tax	(0.01)	(0.04)	(0.05)	(0.08)

Net (loss) income	$(0.07)	$0.30	$(0.06)*	$0.49

Diluted net (loss) income per common share
(Loss) income from continuing operations	$(0.06)	$0.34	$(0.02)	$0.56
(Loss) from discontinued operations, net of tax	(0.01)	(0.04)	(0.05)	(0.08)

Net (loss) income	$(0.07)	$0.30	$(0.06)*	$0.48

Shares used in computing basic net (loss) income per common share	6,002,000	5,862,000	5,968,000	5,857,000

Shares used in computing diluted net (loss) income per common share	6,002,000	5,955,000	5,968,000	5,965,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(434,000)	$1,758,000	$(385,000)	$2,893,000
Other comprehensive (loss), net of tax:
Foreign currency translation	(1,000)	(131,000)	(9,000)	(173,000)

Comprehensive (loss) income	$(435,000)	$1,627,000	$(394,000)	$2,720,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(385,000)	$2,893,000
Adjustment for losses from discontinued operations	283,000	453,000

(Loss) income from continuing operations	(102,000)	3,346,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,111,000	1,093,000
Amortization	705,000	748,000
Amortization of deferred financing costs	95,000	44,000
Non-cash restructuring	332,000	—
Non-cash compensation benefit	(78,000)	(358,000)
Stock-based compensation	124,000	—
Provisions for losses on accounts receivable	82,000	1,000
Deferred compensation and supplemental retirement benefits	203,000	159,000
Deferred compensation and supplemental retirement benefit payments	(481,000)	(254,000)
Deferred income taxes	(218,000)	1,129,000
Loss on sale of equipment	38,000	—
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	4,012,000	(231,000)
Inventories	800,000	(1,824,000)
Prepaid expenses	146,000	(285,000)
Other assets	39,000	(11,000)
Accounts payable	(1,995,000)	1,192,000
Accrued liabilities	(1,537,000)	(3,255,000)
Accrued income taxes	196,000	306,000

Net cash provided by operating activities from continuing operations	3,472,000	1,800,000
Net cash (used in) operating activities from discontinued operations	(868,000)	(574,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,604,000	1,226,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(496,000)	(975,000)
Purchases of other assets	(18,000)	(278,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(514,000)	(1,253,000)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	100,000	6,239,000
Payments of Revolving Credit Facility	(100,000)	(7,000,000)
Proceeds from stock options exercised	—	54,000
Tax benefit from exercise of stock options	—	7,000
Treasury stock sales	297,000	194,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	297,000	(506,000)

Effect of exchange rate changes on cash	2,000	(200,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,389,000	(733,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	504,000	733,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,893,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$47,000	$274,000
Income taxes	$108,000	$406,000
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
2. Receivables
Receivables consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Trade receivables	$21,822	$25,216
Less: allowance for doubtful accounts	(715)	(621)

	21,107	24,595
Recoverable income taxes	—	16
Other	295	885

	$21,402	$25,496

3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$16,392	$16,197
Work in process	4,056	3,904
Finished goods	4,436	5,225

	24,884	25,326
Less: allowances	(4,106)	(3,748)

	$20,778	$21,578

4. Income Per Share
The Company has presented net (loss) income per common share pursuant to the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) income per common share is computed by dividing reported net (loss) income available to common shareholders by the weighted average number of shares outstanding for the period.
Diluted net (loss) income per common share is computed by dividing reported net (loss) income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. For the three and six months ended June 30, 2009, stock equivalents were not included in the computation of loss per share because to do so would be anti-dilutive.
The table below sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,
	2009			2008
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic net (loss) income per common share	$(434)	6,002	$(0.07)	$1,758	5,862	$0.30
Effect of dilutive securities	—	—	—	—	93	—

Diluted net (loss) income per common share	$(434)	6,002	$(0.07)	$1,758	5,955	$0.30

	Six Months Ended June 30,
	2009			2008
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic net (loss) income per common share	$(385)	5,968	$(0.06)	$2,893	5,857	$0.49
Effect of dilutive securities	—	—	—	—	108	(0.01)

Diluted net (loss) income per common share	$(385)	5,968	$(0.06)	$2,893	5,965	$0.48

For the six-month periods ended June 30, 2009 and June 30, 2008, there were outstanding stock options of 364,000 and zero, respectively. They were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
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
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the Company’s 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. The Company recorded $63,000 in compensation expense in the consolidated statements of operations for the three-month period ended June 30, 2009. The Company recorded $124,000 in compensation expense in the consolidated statements of operations for the six-month period ended June 30, 2009. No options were granted; therefore, no compensation expense was recorded during the same period in 2008.
As of June 30, 2009, there was a total of $317,000 of total unrecognized compensation expense related to the unvested stock options. The cost is expected to be recorded over a period of one and one-quarter years. Also, the Company has recognized an expense of $67,000 and a benefit of $350,000 in the three-month periods ended June 30, 2009 and June 30, 2008, respectively, and a benefit of $78,000 and a benefit of $358,000 in the six-month periods ended June 30, 2009 and June 30, 2008, respectively, related to certain stock-based compensation arrangements.
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

Six Months
Ended
June 30, 2009
Risk-free interest rate	3.12%
Expected dividend yield	0.0%
Expected stock price volatility	42.52%
Expected life of stock option	4.25 years
The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2008	405	$10.32	4.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3)	$12.17

Outstanding as of June 30, 2009	402	$10.31	3.78	N/M

Exercisable as of June 30, 2009	299	$9.45	2.93	N/M

During the six-month periods ended June 30, 2009 and June 30, 2008, the total intrinsic value of options exercised was zero and $26,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was zero and $7,000, respectively. During the six-month period ended June 30, 2009, no options to purchase common stock were exercised by option holders. During the six-month period ended June 30, 2008, options to purchase approximately 4,000 shares of common stock with an aggregate exercise price of $54,000 were exercised by option holders.
5. Income Tax
The Company calculates its interim tax provision in accordance with the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” For each interim period the Company estimates its annual effective income tax rate and applies the estimated rate to its year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items separately reported, such as discontinued operations, and recognizes the items net of its related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate the Company makes certain estimates and management judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. The Company’s estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. In addition, the Company includes certain items treated as discrete events in the interim periods in which the event occurs to arrive at an estimated overall amount.
As of June 30, 2009, the estimated income tax benefit rate was 50%, due mainly to the impact of the restructuring costs (a discrete item) that occurred in the second quarter. Excluding the impact of the restructuring costs, the estimated annual income tax benefit rate for 2009 is approximately 28%, as compared to 32% through June 30, 2008. The June 30, 2009 rate differs from the 34% statutory rate as a result of the tax benefit of the research and development tax credits.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2009 and December 31, 2008 of $2,922,000 and $2,845,000, respectively. Tax benefits are recorded pursuant to the provisions of the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). If recognized, all of the net unrecognized tax benefits would impact the Company’s effective tax rate.
The Company is subject to federal and state income taxes in the United States, as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. However, it is not possible to estimate the range of any changes to the gross unrecognized tax benefits. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation in various states by a range of zero to $435,000. At June 30, 2009, the Company has recorded a liability for unrecognized benefits of $1,248,000, $935,000 and $739,000 for federal, foreign and state taxes, respectively, primarily related to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company has accrued approximately $512,000 for the payment of interest and penalties at June 30, 2009.
During the six months ended June 30, 2009, the Company recorded additional benefits from research and development tax credits of $160,000. As of June 30, 2009, the Company’s gross research and development tax credit carryforwards totaled approximately $2,272,000. Of these credits, approximately $1,752,000 can be carried forward for 15 years and will expire between 2013 and 2024, while $520,000 can be carried forward indefinitely.
As of June 30, 2009, the Company’s gross foreign tax credits totaled approximately $1,693,000. These credits can be carried forward for ten years and will expire between 2017 and 2019.

6. Recently Adopted and Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for non-controlling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires that consolidated net income (loss) be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and that they be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption was prohibited. The Company adopted SFAS 160 and it did not have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Based on the Company’s current operations, the adoption of SFAS 161 did not have an impact on the Company’s financial position and results of operations. However, SFAS 161 may have such an impact in the future.
In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows to measure the fair value of the assets under FASB 141R and other generally accepted accounting principles in the United States (“GAAP”). FSP 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption was prohibited. Based on the Company’s current operations, the adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions arising after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective April 1, 2009. See Note 15 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement terminates the concept of a qualifying special-purpose entity from FASB Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not anticipate a material impact from the adoption of this standard.
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This Statement amends FASB Interpretation 46(R) to require a reporting entity to perform an analysis of existing investments to determine whether their variable interests provide a controlling financial interest in a variable interest entity. This analysis defines the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends FASB Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Under its current operations, the adoption of SFAS No. 167 will not have an impact on the Company.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification is intended to be the source of authoritative GAAP and reporting standards as issued by the FASB. Its primary purpose is to clarify and promote the use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification does not change or alter existing GAAP. Issuance of FASB 168 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,316	2,384	3,700	1,062	2,638
Patents	1,260	1,027	233	1,259	998	261
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	788	912	1,700	636	1,064
Licensing fees	355	178	177	355	160	195
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	50	1

Total other intangible assets	8,838	3,460	5,378	8,837	3,006	5,831

	$31,607	$3,460	$28,147	$31,606	$3,006	$28,600

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2008.
A two-step process is utilized to determine if goodwill has been impaired. In the first step, the fair value of each reporting unit is compared to the net asset value recorded for such unit. If the fair value exceeds the net asset value, the goodwill of the reporting unit is not adjusted. However, if the recorded net asset value exceeds the fair value, the Company performs a second step to measure the amount of impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the goodwill recorded for such unit. If the recorded amount of goodwill exceeds the implied fair value, an impairment loss is recognized in the amount of the excess.
As of the testing conducted as of December 31, 2008, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2009.
Management has not identified any triggering events, as defined by SFAS No. 142, during 2009. Accordingly, no interim impairment test has been performed.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five years to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2009 and June 30, 2008 was $229,000 and $239,000, respectively. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2009 and June 30, 2008 was $454,000 and $486,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $903,000 in 2009, $900,000 in 2010, $864,000 in 2011, $714,000 in 2012 and $385,000 in 2013. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance		Balance
	December 31,	Change in	June 30,
	2008	Goodwill	2009
	(in thousands)
SL Power Electronics Corp.	$4,276	$—	$4,276
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$—	$22,769

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
The 2008 Credit Facility provides for maximum borrowings of up to $60,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or a base rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and a limitation on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA.

As of the date hereof, June 30, 2009 and December 31, 2008, the Company had no outstanding balance under the 2008 Credit Facility. At June 30, 2009, the Company had a total availability thereunder of $16,000,000.
As a result of the Company’s diminished results during the current economic downturn and, particularly, the net loss for the second quarter 2009, the Company was not in compliance with the interest coverage financial covenant and is not projected to be in compliance with such covenant in the third quarter 2009. In response, the lenders to the 2008 Credit Facility have agreed to waive compliance with the covenant for the second quarter 2009 and to reset the covenant terms for the third quarter 2009. The parties also agreed to reduce the maximum credit limit under the 2008 Credit Facility to $40,000,000. In consideration for these waivers and amendments, the Company has agreed to pay the lenders $250,000, which will be recorded and paid in the third quarter of 2009.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
9. Accrued Liabilities – Other
Accrued liabilities – other consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Taxes (other than income) and insurance	$469	$560
Commissions	690	839
Litigation and legal fees	118	270
Other professional fees	652	596
Environmental	866	1,057
Warranty	1,369	1,325
Deferred revenue	410	556
Other	2,285	2,093

	$6,859	$7,296

A summary of the Company’s warranty reserve is as follows:

Six Months Ended
June 30, 2009
(in thousands)
Liability, beginning of year	$1,325
Expense for new warranties issued	388
Expense related to prior year warranties	74
Warranty claims	(418)

Liability, end of period	$1,369

15

10. Restructuring Charges
In the second quarter ended June 30, 2009, the Company incurred a restructuring charge of $534,000, which was recorded at SL Power Electronics Corp. The restructuring charge primarily related to workforce reductions to align cost structure to reduced business levels. The Company anticipates that these actions will result in reduced operating costs in future periods. The Company expects to incur additional restructuring costs of approximately $85,000 during fiscal 2009 primarily related to workforce reductions. In the third and fourth quarters of fiscal 2008, the Company reviewed its business levels and cost structure and initiated cost optimization initiatives. As a result of these initiatives the Company recorded restructuring charges of $677,000, all but $170,000 of which was paid prior to December 31, 2008. The liability for the restructuring charges is included in Accrued Liabilities — Other. Details of the restructuring charges are as follows:

	Six Months Ended
	June 30, 2009
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$88	$—	$82	$170
Restructuring charges	525	—	9	534
Cash payments	(291)	—	(81)	(372)

Ending balance	$322	$—	$10	$332

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
The Private Action arises from similar factual circumstances as a current federal administrative action involving the Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party (a “PRP”). This action and the Private Action both allege that SurfTech and other defendants contaminated ground water through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey (the “Pennsauken Site”). The federal administrative action is discussed under Environmental Matters below.
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs’ appeal of the Superior Court rulings was denied in May 2009. The plaintiffs are now petitioning the New Jersey Supreme Court to review this decision.

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
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,735,000, of which $5,869,000 is included as other long-term liabilities as of June 30, 2009. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
There are two sites on which the Company may incur material environmental costs in the future as a result of past activities of SurfTech. These properties are the Pennsauken Site and the Company’s property in Camden, New Jersey (the “Camden Site”).
In addition to the lawsuit previously discussed, in 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a PRP in connection with the remediation of the Puchack Wellfield, which it designated a Superfund Site. As a PRP, the Company is potentially liable, jointly and severally, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Thereafter, in September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address the first phase of groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000 (excludes past costs of $11,500,000 mentioned below). Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

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
With respect to the Camden Site, the Company has reported soil contamination and a ground water contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. On September 30, 2008, the Company submitted an Interim Response Action (“IRA”) Workplan to the NJDEP that includes building demolition and removal, excavation of underlying contaminated soil, undertaking treatability studies and installing new monitoring wells. The IRA Workplan, with amendments, was approved by the NJDEP on October 9, 2008. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At June 30, 2009, the Company has accrued $2,215,000 to remediate the Camden Site.

The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and remediation is now being conducted at the site pursuant to a remedial action workplan approved by the Minnesota Pollution Control Agency. Implementation of remediation technologies is on track and is expected to be fully implemented by December 31, 2009. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $129,000, which had been accrued for in prior years. These costs are recorded as a component of continuing operations.
As of June 30, 2009 and December 31, 2008, the Company had recorded environmental accruals of $6,735,000 and $6,926,000, respectively.
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
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, military, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and the results of insignificant operations. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.
The unaudited comparative results for the three-month periods and the six-month periods ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$13,448	$21,062	$26,314	$39,026
High Power Group	10,166	15,063	21,937	29,225

Total	23,614	36,125	48,251	68,251

SL-MTI	6,968	7,366	13,358	15,085
RFL	4,374	5,243	9,579	10,760

Consolidated	$34,956	$48,734	$71,188	$94,096

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
(Loss) income from operations
Power Electronics Group:
SLPE	$(396)	$1,056	$(577)	$1,586
High Power Group	312	1,486	1,233	2,974

Total	(84)	2,542	656	4,560

SL-MTI	997	971	1,778	2,053
RFL	202	296	639	764
Other	(1,563)	(826)	(3,140)	(2,231)

Consolidated	$(448)	$2,983	$(67)	$5,146

	June 30,	December 31,
	2009	2008
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$29,800	$33,253
High Power Group	27,376	30,985

Total	57,176	64,238

SL-MTI	12,590	12,479
RFL	15,142	15,480
Other	12,590	9,089

Consolidated	$97,498	$101,286

	June 30,	December 31,
	2009	2008
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,609	$5,785
High Power Group	17,111	17,370

Total	22,720	23,155

SL-MTI	—	1
RFL	5,427	5,444

Consolidated	$28,147	$28,600

13. Retirement Plans And Deferred Compensation
During the six months ended June 30, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $398,000 during the six-month period ended June 30, 2009 and $654,000 for the six-month period ended June 30, 2008.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $187,000 and $139,000 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2009 and June 30, 2008 were $456,000 and $783,000, respectively. Accounts receivable due from RFL Communications at June 30, 2009 were $244,000.
As a result of certain services being provided to the Company by Steel Partners, II, L.P. (“SPII”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPII. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s current Chairman, Glen Kassan, and other assistance from SPII. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $237,000 were expensed by the Company for SPII’s services for each of the six-month periods ended June 30, 2009 and June 30, 2008 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPII. Approximately $40,000 was payable at June 30, 2009.
Note 15. Subsequent Events
The Company has evaluated all subsequent events through August 13, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of June 30, 2009, as well as events that occurred subsequent to June 30, 2009 and have not been recognized in the second quarter 2009 financial statements. On August 12, 2009, the lenders to the 2008 Credit Facility signed the “First Amendment and Waiver Under Credit Agreement”, which is fully disclosed in Note 8. Debt. As of August 13, 2009, there were no other subsequent events that required recognition or disclosure.

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
In the sections that follow, statements with respect to the quarter ended 2009 or six months ended 2009 refer to the three-month and six-month periods ended June 30, 2009. Statements with respect to the quarter ended 2008 or six months ended 2008 refer to the three-month and six-month periods ended June 30, 2008.
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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six-month periods ended 2009 and 2008 by approximately 0.7% and 0.6%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 3.3% and 2.5% of gross trade receivables at June 30, 2009 and December 31, 2008, respectively.
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

Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,922,000 and $2,845,000 as of June 30, 2009 and December 31, 2008, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of June 30, 2009, the Company reported accrued interest and penalties related to unrecognized tax benefits of $512,000. For additional disclosures related to FIN 48, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of June 30, 2009 and December 31, 2008 were $12,050,000 and $11,705,000, respectively, net of valuation allowances of $421,000 and $2,018,000, respectively. The net deferred tax assets and valuation allowances as of June 30, 2009 was reduced by $1,339,000 due to expiring state net operating losses. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples and has performed a review of market capitalization with estimated control premiums at December 31, 2008. If the fair value of a reporting unit is less than its net book value, the second step of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2009 and 2008. As of June 30, 2009 and December 31, 2008, goodwill totaled $22,769,000 (representing 23% and 22% of total assets), respectively.
As of the testing conducted as of December 31, 2008, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2009.
Management has not identified any triggering events, as defined by SFAS No. 142, during 2009. Accordingly, no interim impairment test has been performed.
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
Liquidity And Capital Resources

	June 30,	December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$2,893	$504	$2,389	474%
Bank debt	$—	$—	$—	—
Working capital	$28,515	$27,222	$1,293	5%
Shareholders’ equity	$64,887	$64,860	$27	N/M

During the six-month period ended June 30, 2009, the net cash provided by operating activities from continuing operations was $3,472,000, as compared to net cash provided by operating activities from continuing operations of $1,800,000 during the six-month period ended June 30, 2008. The sources of cash from operating activities for the six-month period ended June 30, 2009 were a decrease in accounts receivable of $4,012,000 and a decrease in inventories of $800,000. The decrease in accounts receivable was primarily related to improved collections at most entities. The increased collections were $1,598,000 at SLPE, $1,008,000 at RFL, $976,000 at MTE and $624,000 at Teal. Days sales outstanding (defined as current accounts receivable divided by the average of the last three months sales) were 55.1 days at June 30, 2009. These sources of cash were primarily offset by a decrease in accounts payable of $1,995,000 and a decrease in accrued liabilities of $1,537,000. The decreases in accounts payable were primarily related to SLPE ($787,000) and Teal ($615,000). Legal and consulting payables of $370,000 related to environmental matters are charged to discontinued operations. The increase in prepaid expenses was primarily related to the renewal of certain insurance policies in the first quarter. The sources of cash from operating activities for the six-month period ended June 30, 2008 were income from continuing operations of $3,346,000 and an increase in accounts payable of $1,192,000. These sources of cash were primarily offset by a decrease in accrued liabilities of $3,255,000 and an increase in inventory of $1,824,000. The decrease in accrued liabilities was primarily due to the timing of payments related to employee bonuses and consulting and audit fees, most of which were paid in the first quarter of 2008, which are not recurring on a quarterly basis. The increase of accounts payable was related to the timing of vendor payments. The increase in inventory was primarily caused by the deferral of certain customers’ existing orders at Teal, lower than expected orders at SLPE and the increase of orders at MTE.
During the six-month period ended June 30, 2009, net cash used in investing activities was $514,000. This use of cash is primarily related to a building expansion in Matamoros, Mexico for SL-MTI, the purchase of machinery, computer hardware, software and demonstration equipment. During the six-month period ended June 30, 2008, net cash used in investing activities was $1,253,000. This use of cash in investing activities during the period was primarily related to the purchase of machinery, computer hardware, software and demonstration equipment.
During the six-month period ended June 30, 2009, net cash provided by financing activities was $297,000, which is related to treasury stock activity. During the six-month period ended June 30, 2008, net cash used in financing activities was $506,000, which was primarily related to borrowings under the Company’s previous credit facility in the amount of $6,239,000, offset by payments thereunder of $7,000,000.
The Company’s current ratio was 2.25 to 1 at June 30, 2009 and 2.03 to 1 at December 31, 2008. Current assets decreased by $2,287,000 from December 31, 2008, while current liabilities decreased by $3,580,000 during the same period.
The Company had no outstanding bank debt at June 30, 2009 and at December 31, 2008.
Capital expenditures were $496,000 in the first six months of 2009, which represents a decrease of $479,000, or 49%, from the capital expenditure levels of the comparable period in 2008. Capital expenditures in the first six months of 2009 were attributable to a plant expansion, as mentioned above, machinery, computer hardware and software purchases. Capital expenditures of $975,000 were made during the first six months of 2008. These expenditures primarily related to machinery, computer hardware and software purchases.

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
Contractual Obligations
The following is a summary of the Company’s contractual obligations at June 30, 2009 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,230	$1,365	$270	$—	$2,865
Debt	—	—	—	—	—
Capital Leases	8	—	—	—	8

	$1,238	$1,365	$270	$—	$2,873

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
Results of Operations
Three months ended June 30, 2009, compared with three months ended June 30, 2008
The Company has experienced continued pressure on sales and income due to the current global economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, management has a limited ability to accurately forecast demand for its products or the prices of raw materials. With little visibility in the marketplace, the Company has taken action to reduce its cost structure and align its capacity with lower business levels and has postponed all non-essential capital investment. During the three months ended June 30, 2009, the Company recorded restructuring charges of $534,000 at SLPE. For additional information on the restructuring charges, see “Restructuring Charges” in the detail that follows.

The tables below show the comparisons of net sales and (loss) income from operations for the quarter ended June 30, 2009 (“2009”) and the quarter ended June 30, 2008 (“2008”).

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$13,448	$21,062	$(7,614)	(36%)
High Power Group	10,166	15,063	(4,897)	(33%)

Total	23,614	36,125	(12,511)	(35%)

SL-MTI	6,968	7,366	(398)	(5%)
RFL	4,374	5,243	(869)	(17%)

Total	$34,956	$48,734	$(13,778)	(28%)

	(Loss) Income from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$(396)	$1,056	$(1,452)	(138%)
High Power Group	312	1,486	(1,174)	(79%)

Total	(84)	2,542	(2,626)	(103%)

SL-MTI	997	971	26	3%
RFL	202	296	(94)	(32%)
Other	(1,563)	(826)	(737)	(89%)

Total	$(448)	$2,983	$(3,431)	(115%)

Consolidated net sales for 2009 decreased by $13,778,000, or 28%, when compared to the same period in 2008. When compared to 2008, net sales of the Power Electronics Group decreased by $12,511,000, or 35%; net sales of SL-MTI decreased by $398,000, or 5%; and net sales of RFL decreased by $869,000, or 17%. All of the operating entities, except SLPE, reported income from operations in both 2009 and 2008. During the 2009 quarter SLPE recorded $534,000 in restructuring charges in connection with personnel reductions. Without these charges SLPE would have recorded $138,000 in income from operations.
The Company recorded a loss from operations of $448,000 for 2009, compared to income from operations of $2,983,000 for 2008, representing a decrease of $3,431,000, or 115%. The loss from operations was 1% of net sales in 2009, compared to income from operations of 6% in 2008.
Loss from continuing operations was $347,000 (includes other income and expense cost and the tax benefit), or $0.06 per diluted share, in the second quarter of 2009, compared to income from continuing operations of $1,999,000, or $0.34 per diluted share, for the same period in 2008. The loss from continuing operations was approximately 1% of net sales in 2009, compared to income from continuing operations of 4% of net sales in 2008. In 2009 the loss from continuing operations was negatively impacted by the restructuring charges of $534,000, or $(0.05) per diluted share. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.

The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales decrease of 35%, when comparing the second quarter of 2009 to the second quarter of 2008. Income from operations decreased by $2,626,000, or 103%, which was attributable to a decrease of $1,452,000, or 138%, at SLPE and a decrease of $1,174,000, or 79%, at the High Power Group.
SLPE recorded a loss from operations of $396,000, representing 3% of its net sales, in 2009. In 2008, SLPE reported income from operations of $1,056,000, representing 5% of its net sales. As a percentage of consolidated net sales, SLPE represented 38% of consolidated net sales in 2009, compared to 43% of consolidated net sales in 2008. At SLPE, sales of its medical product line decreased by $4,478,000, sales of its data communications product line decreased by $1,786,000 and sales of its industrial equipment product line decreased by $1,505,000. The decrease in the medical equipment product line and the data communications product line was due to weak market demand in these segments. The decrease in sales of the industrial product line was caused by decreased orders from distributors, as a result of lower economic activity. Also, affecting net sales was the amount of returns and distributor credits, which decreased to approximately 2% of gross sales in 2009, compared to 3% in 2008. Domestic sales decreased by 41% and international sales decreased by 19%. Despite the reduction in sales, SLPE’s cost of products sold percentage decreased by approximately 3% due primarily to cost containment programs. As mentioned previously, SLPE recorded $534,000 in restructuring charges in an effort to align its cost structure to current and anticipated business levels. Of the above mentioned charges, $474,000 relates to severance cost at SLPE’s manufacturing facility in Mexicali, Mexico.
The High Power Group recorded income from operations, as a percentage of its net sales, of 3%, compared to 10% in 2008. MTE reported a loss from operations, as a percentage of sales, of 4% in 2009, compared to income from operations, as a percentage of sales, of 8% in 2008. This decline was primarily due to a sales decline of $1,519,000, or 27%. MTE’s sales decrease was driven by the overall global economic downturn. Sales to both OEMs and distributors have decreased sharply from last year. Domestic sales decreased 21%, while international sales decreased 44%. As a result, the cost of product sold percentage increased by 5%. Teal reported income from operations, as a percentage of sales, of 8% in 2009, compared to 11% in 2008. Teal reported a sales decrease of $3,378,000, or 36%, while the cost of products sold percentage decreased 3%, compared to 2008. Teal’s sales to military and aerospace customers increased by $471,000, while sales to medical imaging equipment manufacturers decreased by $2,840,000, and sales to semiconductor manufacturers decreased by $904,000.
SL-MTI’s net sales decreased $398,000, or 5%, while income from operations increased by $26,000, or 3%. The sales decrease was primarily caused by a $232,000 decline in sales of commercial products. Sales to SL-MTI’s customers in the defense and commercial aerospace industries decreased by $104,000. Sales of medical products decreased by $62,000. SL-MTI’s cost of products sold percentage decreased by 4% in 2009, compared to 2008. This improvement is primarily related to greater productivity at its Mexico and Minnesota manufacturing facilities, lower overhead expenses at the Mexico plant and improvements made in the amount of scrap and rework costs incurred at both facilities.

RFL’s net sales decreased by $869,000, or 17%, compared to 2008. Sales of RFL’s communications product line increased by $253,000, or 16%, while sales of its protection products decreased by $1,032,000, or 31%. Customer service sales decreased by $90,000. The increase in sales in the communications product line was primarily due to increased sales of multiplexer products and higher volume of system maintenance orders. The decrease in protection products is primarily related to delays in customer projects. The domestic utility companies appear to be delaying larger orders until they obtain greater clarity regarding the provisions of stimulus legislation that may affect infrastructure project spending. International sales decreased by $560,000, or 42%, while domestic sales decreased by $309,000, or 8%. Income from operations decreased by $94,000, or 32%. The decrease in income from operations is primarily related to the 17% reduction in sales, partially offset by slightly improved gross margins and reduced operating expenses.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for the second quarter of 2009, compared to approximately 69% for the second quarter of 2008. Although sales declined, the cost of products sold percentage improved. The cost of products sold percentage for SLPE decreased by approximately 3%. SL-MTI’s cost of products sold, as a percentage of sales, decreased approximately 4%. Overall, most of the operating entities were able to hold the cost of products sold percentage relatively constant in 2009, despite an overall sales decrease of 28%. Some of the contributing factors were (1) cost containment programs initiated in the third and fourth quarters of fiscal 2008 and again in the second quarter of 2009, which included direct and indirect labor reductions, (2) reduced commodity prices in 2009, compared to 2008, (3) favorable currency rates, particularly in Mexico, (4) accelerated production transfers to Mexico from the United States, and (5) reduced overhead expenses.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 9% of net sales in 2009, compared to 7% in 2008. Engineering and product development expenses in 2009 decreased by $562,000, or 16%. This decrease was primarily attributable to a decrease at SLPE of $466,000, or 25%, due primarily to reduced facility costs, agency fees and consulting fees. The High Power Group also reported a decrease of $128,000, or 15%, due primarily to reduced costs at MTE. RFL experienced relatively minor changes in engineering and product development expenses; while SL-MTI recorded an increase of $74,000, due to a greater number of customer engineering orders and a lower amount of customer funding.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2009 were approximately 21% of sales, compared to 16% of sales in 2008. These expenses decreased by $174,000, or 2%, primarily due to the reduction of net sales of $13,778,000, or 28%. SLPE’s expenses decreased by $478,000, compared to 2008, due to the restructuring initiatives instituted in the later part of fiscal 2008 and, to a lesser extent, in the second quarter of 2009. SLPE also incurred less commissions, bonus expense and recruiting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $112,000. RFL recorded a decrease in selling, general and administrative expenses of $203,000, on lower sales levels. SL-MTI experienced a relatively minor increase in selling, general and administrative costs, primarily due to a deferred compensation benefit recorded in 2008. Corporate and Other expenses increased by $737,000, or 89%, primarily due to non-cash increases in stock-based compensation expense, internal control compliance costs and an unfavorable insurance premium adjustment recorded in 2009, compared to a favorable adjustment recorded in 2008. The premium adjustment resulted in a net increase in expense of $435,000.

Depreciation and Amortization
Depreciation and amortization expenses were approximately 3% of net sales in 2009, compared to 2% in 2008.
Restructuring Charges
In 2009 the Company incurred a restructuring charge of $534,000, which was recorded at SLPE. These charges primarily relate to costs associated to reduce workforce levels. The costs represent actions taken to align SLPE’s cost structure in response to a further reduction in business levels. SLPE recorded restructuring charges of $397,000 in fiscal 2008, related to administrative costs and direct labor severance costs. Most of these charges were recorded in the third quarter of fiscal 2008. Workforce reductions in 2009 principally affected personnel in Mexico, but also impacted operations in China and the United States.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. For the second quarter of 2009, amortization of deferred financing costs was $47,000. The amortization costs in 2008 relate to the Company’s previous credit facility, of which approximately $258,000 was amortized over three years. For the second quarter of 2008, amortization of deferred financing costs was $22,000.
Interest (Expense)
Interest expense was $13,000 for the second quarter of 2009, compared to $45,000 for the second quarter of 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the second quarter of 2009 was a benefit of approximately 31%. For the second quarter of 2008, the effective tax rate was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The effective tax benefit rate in 2009 was positively impacted by research and development tax credits, which had a greater impact due to the lower amount of income from operations in 2009.
Discontinued Operations
For 2009 the Company recorded from discontinued operations a loss of $87,000, net of tax, compared to a loss of $241,000, net of tax, in 2008. These amounts represent legal and environmental charges related to discontinued operations.

Results of Operations
Six months ended June 30, 2009, compared with six months ended June 30, 2008
The tables below show the comparisons of net sales and (loss) income from operations for the six months ended June 30, 2009 (“2009”) and the six months ended June 30, 2008 (“2008”).

	Net Sales
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$26,314	$39,026	$(12,712)	(33%)
High Power Group	21,937	29,225	(7,288)	(25%)

Total	48,251	68,251	(20,000)	(29%)

SL-MTI	13,358	15,085	(1,727)	(11%)
RFL	9,579	10,760	(1,181)	(11%)

Total	$71,188	$94,096	$(22,908)	(24%)

	(Loss) Income from Operations
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$(577)	$1,586	$(2,163)	(136%)
High Power Group	1,233	2,974	(1,741)	(59%)

Total	656	4,560	(3,904)	(86%)

SL-MTI	1,778	2,053	(275)	(13%)
RFL	639	764	(125)	(16%)
Other	(3,140)	(2,231)	(909)	(41%)

Total	$(67)	$5,146	$(5,213)	(101%)

Consolidated net sales for 2009 decreased by $22,908,000, or 24%, when compared to the same period in 2008. When compared to 2008, net sales of the Power Electronics Group decreased by $20,000,000, or 29%; net sales of SL-MTI decreased by $1,727,000, or 11%; and net sales of RFL decreased by $1,181,000, or 11%. All of the operating entities, except SLPE, reported income from operations in both 2009 and 2008. Without the restructuring charges recorded in the second quarter of 2009, SLPE would have incurred a loss from operations of $43,000.
The Company recorded a loss from operations of $67,000 for 2009, compared to income from operations of $5,146,000 for 2008, representing a decrease of $5,213,000, or 101%. Loss from operations was 0.1% of net sales in 2009, compared to income from operations of 5% in 2008.

Loss from continuing operations was $102,000 (includes other income and expense cost and the tax benefit), or $0.02 per diluted share, in the first half of 2009, compared to income from continuing operations of $3,346,000, or $0.56 per diluted share, for the same period in 2008. Loss from continuing operations was approximately 0.1% of net sales in 2009, compared to income from continuing operations of 4% of net sales in 2008. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group and the High Power Group recorded a sales decrease of 29%, when comparing the first half of 2009 to the first half of 2008. Income from operations decreased by $3,904,000, or 86%, which was attributable to a decrease of $2,163,000, or 136%, at SLPE and a decrease of $1,741,000, or 59%, at the High Power Group.
SLPE recorded a loss from operations of $577,000, representing 2% of its net sales, in 2009. In 2008, SLPE reported income from operations of $1,586,000, representing 4% of its net sales. As a percentage of consolidated net sales, SLPE represented 37% of consolidated net sales in 2009, compared to 41% in 2008. At SLPE, sales of its medical product line decreased by $6,642,000, sales of its data communications product line decreased by $3,680,000 and sales of its industrial equipment product line decreased by $2,368,000. The decrease in sales of the medical equipment product line and the data communications product line was due to weak market demand in these segments. The decrease in sales of the industrial product line was caused by decreased orders from distributors, as a result of lower economic activity. Returns and distributor credits also affected net sales, which represented approximately 2% of gross sales in 2009 and 2008. Domestic sales decreased by 36% and international sales decreased by 26%.
The High Power Group recorded income from operations, as a percentage of its net sales, of 6%, compared to 10% in 2008. MTE reported a loss from operations, as a percentage of sales, of 2% in 2009, compared to income from operations, as a percentage of sales, of 10% in 2008. This decline was primarily due to a sales decline of $3,074,000, or 27%. Sales to both OEMs and distributors have decreased sharply from last year as a result of the global economic downturn. Domestic sales decreased 22%, while international sales decreased 37%. As a result, the cost of products sold percentage increased by 6%. Teal reported income from operations, as a percentage of sales, of 10% in 2009 and 2008. Teal reported a sales decrease of $4,214,000, or 24%, while the cost of products sold decreased. Teal’s sales to military and aerospace customers increased by $1,762,000, while sales to medical imaging equipment manufacturers decreased by $4,347,000, and sales to semiconductor manufacturers decreased by $1,554,000.
SL-MTI’s net sales decreased $1,727,000, or 11%, while income from operations decreased by $275,000, or 13%. Sales to customers in the defense and commercial aerospace industries declined by $1,088,000. Sales of medical products and commercial products decreased by $475,000 and $164,000, respectively. SL-MTI’s cost of products sold percentage decreased by 2% in 2009, compared to 2008.
RFL’s net sales decreased by $1,181,000, or 11%, compared to 2008. Sales of RFL’s communications product line increased by $398,000, or 10%, while sales of its protection products decreased by $1,465,000, or 23%. Customer service sales decreased by $114,000. The increase in sales in the communications product line was primarily due to increased sales related to multiplexer products and higher volume of maintenance orders. The decrease in protection products is primarily related to delays in customer projects, as previously discussed. International sales decreased by $314,000, or 13%, while domestic sales decreased by $867,000, or 11%. Income from operations decreased by $125,000, or 16%. The decrease in income from operations is primarily related to lower sales volume, partially offset by reduced operating costs of $461,000.

Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for the first half of 2009, compared to 68% for the first half of 2008. The cost of products sold percentage remained relatively constant, despite a sales decline of 24%. The cost of products sold percentage for SLPE decreased by approximately 2%. Cost of products sold for SL-MTI, as a percentage of sales, decreased approximately 2%. Some of the contributing factors to the stable costs of products sold percentage were (1) cost containment programs initiated in the third and fourth quarters of fiscal 2008 and again in the second quarter of 2009, which included direct and indirect labor reductions, (2) reduced commodity prices in 2009, compared to 2008, (3) favorable currency rates, particularly in Mexico, (4) accelerated production transfers to Mexico from the United States, and (5) reduced overhead expenses.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 9% of net sales in 2009, compared to 7% in 2008. Engineering and product development expenses in 2009 decreased by $774,000, or 11%. This decrease was primarily attributable to a decrease at SLPE of $580,000, or 16%, due primarily to reduced facility costs, agency fees and consulting fees. The High Power Group reported a decrease of $168,000, or 11%, due primarily to reductions at MTE. The other operating entities experienced relatively minor changes in engineering and product development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2009 were approximately 21% of sales, compared to 17% of sales in 2008. Selling expenses decreased by $1,065,000, or 7%, on lower volume. SLPE’s expenses decreased by $1,168,000, compared to 2008, due to the restructuring initiatives instituted in the later part of fiscal 2008, reduced commissions and bonus expense and reduced recruiting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $312,000, primarily related to lower sales and reduced administrative personnel and recruiting expenses. SL-MTI’s selling, general and administrative expenses remained relatively constant. RFL’s expenses decreased by 9% on lower sales levels. Corporate and Other expenses increased by $909,000, or 41%, primarily due to increases in non-cash stock-based compensation expense, internal control compliance costs and an unfavorable insurance premium adjustment recorded in 2009, compared to a favorable adjustment recorded in 2008, as previously mentioned. These increases were partially offset by reduced bonus and consulting expenses.
Depreciation and Amortization
Depreciation and amortization expenses were approximately 3% of net sales in 2009, compared to 2% in 2008.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. For the first half of 2009, amortization of deferred financing costs was $95,000. The amortization costs in 2008 relate to the Company’s previous credit facility, of which approximately $258,000 was amortized over three years. For the first half of 2008, amortization of deferred financing costs was $44,000.

Interest (Expense)
Interest expense was $47,000 for the first half of 2009, compared to $168,000 for the first half of 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008.
Taxes (Continuing Operations)
The effective tax benefit rate for continuing operations for the first half of 2009 was approximately 50%. For the first half of 2008, the effective tax rate was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and after recording benefits primarily related to research and development tax credits. The effective tax rate in 2009 was positively impacted by research and development tax credits, which had a greater impact in 2009, due to the lower amount of income from operations.
Discontinued Operations
For 2009, the Company recorded a loss from discontinued operations, net of tax, of $283,000, compared to $453,000, net of tax, in 2008. These amounts represent legal and environmental charges related to discontinued operations. Also, during the period ended June 30, 2008, the Company recorded a gain in the amount of $59,000, net of tax, for a settlement related to a discontinued operation. During the period ended June 30, 2008, the Company wrote-off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the amount of $77,000, net of tax.
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
For a further description of future factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A – Risk Factors, included in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

Changes in Internal Control Over Financial Reporting and Remediation Actions
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, it began the remediation of internal control deficiencies identified in the fourth quarter of 2008. These deficiencies, which constituted a material weakness in the Company’s internal controls, were related to the tracking and recording of inventory at MTE. These remediation efforts have included the following:
•	the completion of a full cycle count program carried out by trained, competent individuals at all five locations;
•	the use of only system generated source documents to balance control accounts;
•	the review of all journal entries by either the Controller or Chief Financial Officer of the High Power Group;
•	the hiring of a full-time accounting manager, who has a CPA certificate and experience in a manufacturing environment;
•	the completion of an on-site inspection by the corporate staff to conduct an internal control review. Other site visits are being scheduled throughout the year; and
•	the hiring of a full-time Director of Operations with appropriate materials and manufacturing experience.
These remediation efforts have been successfully completed. The corporate staff has scheduled visits to other facilities to conduct further on-site inspections. The Company’s management will continue to closely monitor the effectiveness of MTE’s processes, procedures and controls, and will make further changes as management determines appropriate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the six months ended June 30, 2009, the Company did not repurchase any shares pursuant to its existing stock repurchase program. The Company did purchase shares through its deferred compensation plans during the six-month periods ended June 30, 2009 and June 30, 2008, in the amount of 73,500 and 15,160 shares, respectively.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2009	1,800	(1)	$7.96	—	500,000
February 2009	—		—	—	500,000
March 2009	1,700	(1)	$2.60	—	500,000
April 2009	—		—	—	500,000
May 2009	58,800	(1)	$6.87	—	500,000
June 2009	11,200	(1)	$8.21	—	500,000

Total	73,500		$7.00	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s meeting of shareholders conducted on June 3, 2009, the Company’s shareholders re-elected seven incumbent members (J. Dwane Baumgardner, Avrum Gray, James R. Henderson, Glen M. Kassan, John H. McNamara, James A. Risher and Mark E. Schwarz) to the Company’s Board of Directors. The votes cast for all nominees were as follows:

Nominees	For	Withhold Authority

J. Dwane Baumgardner	5,472,769	272,550
Avrum Gray	5,567,552	177,767
James R. Henderson	5,523,723	221,596
Glen M. Kassan	5,546,002	199,317
John H. McNamara	5,544,962	200,357
James A. Risher	5,569,153	176,166
Mark E. Schwarz	5,049,198	696,121
The votes cast for, against, and withheld for the ratification of the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent public accountant for the fiscal year ending December 31, 2008 were as follows:

For	Against	Abstain

5,637,333	62,188	45,799

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first six months of 2009, as approved by its Audit Committee. During the six-month period ended June 30, 2009, there were no non-audit services performed by Grant Thornton.

ITEM 6.	EXHIBITS

10.1
First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers (transmitted herewith).

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

Date: August 13, 2009	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
David R. Nuzzo
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers (transmitted herewith).

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