Form 10-Q
period 2009-09-30
SL INDUSTRIES INC
filed 2009-11-12
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 4, 2009 was 6,014,877.

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,867,000	$504,000
Receivables, net	22,021,000	25,496,000
Inventories, net	19,580,000	21,578,000
Prepaid expenses	973,000	1,059,000
Deferred income taxes, net	5,114,000	5,004,000

Total current assets	52,555,000	53,641,000

Property, plant and equipment, net	9,722,000	10,648,000
Deferred income taxes, net	6,959,000	6,701,000
Goodwill	22,769,000	22,769,000
Other intangible assets, net	5,157,000	5,831,000
Other assets and deferred charges	1,467,000	1,696,000

Total assets	$98,629,000	$101,286,000

LIABILITIES
Current liabilities:
Accounts payable	$7,826,000	$9,942,000
Accrued income taxes	4,578,000	3,922,000
Accrued liabilities:
Payroll and related costs	3,801,000	5,259,000
Other	6,345,000	7,296,000

Total current liabilities	22,550,000	26,419,000

Debt, less current portion	—	—
Deferred compensation and supplemental retirement benefits	2,362,000	2,681,000
Other liabilities	7,043,000	7,326,000

Total liabilities	31,955,000	36,426,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,167,000	43,651,000
Retained earnings	40,469,000	39,135,000
Accumulated other comprehensive (loss)	(113,000)	(118,000)
Treasury stock at cost, 2,287,000 and 2,391,000 shares, respectively	(18,509,000)	(19,468,000)

Total shareholders’ equity	66,674,000	64,860,000

Total liabilities and shareholders’ equity	$98,629,000	$101,286,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$36,379,000	$46,242,000	$107,568,000	$140,338,000
Cost and expenses:
Cost of products sold	23,921,000	32,052,000	71,825,000	96,321,000
Engineering and product development	2,813,000	3,456,000	9,037,000	10,454,000
Selling, general and administrative	6,452,000	7,984,000	21,229,000	23,825,000
Depreciation and amortization	794,000	924,000	2,611,000	2,765,000
Restructuring charges	16,000	518,000	550,000	518,000

Total cost and expenses	33,996,000	44,934,000	105,252,000	133,883,000

Income from operations	2,383,000	1,308,000	2,316,000	6,455,000
Other income (expense):
Amortization of deferred financing costs	(68,000)	—	(163,000)	(44,000)
Interest income	1,000	9,000	7,000	24,000
Interest expense	(18,000)	(42,000)	(64,000)	(211,000)

Income from continuing operations before income taxes	2,298,000	1,275,000	2,096,000	6,224,000
Income tax provision	422,000	403,000	322,000	2,006,000

Income from continuing operations	1,876,000	872,000	1,774,000	4,218,000
(Loss) from discontinued operations, net of tax	(157,000)	(1,196,000)	(440,000)	(1,650,000)

Net income (loss)	$1,719,000	$(324,000)	$1,334,000	$2,568,000

Basic net income (loss) per common share
Income from continuing operations	$0.31	$0.15	$0.30	$0.72
(Loss) from discontinued operations, net of tax	(0.03)	(0.20)	(0.07)	(0.28)

Net income (loss)	$0.28	$(0.06)*	$0.22 *	$0.44

Diluted net income (loss) per common share
Income from continuing operations	$0.31	$0.15	$0.30	$0.71
(Loss) from discontinued operations, net of tax	(0.03)	(0.20)	(0.07)	(0.28)

Net income (loss)	$0.28	$(0.05)	$0.22 *	$0.43

Shares used in computing basic net income (loss) per common share	6,036,000	5,871,000	5,991,000	5,862,000
Shares used in computing diluted net income (loss) per common share	6,050,000	5,939,000	5,996,000	5,959,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$1,719,000	$(324,000)	$1,334,000	$2,568,000
Other comprehensive income (loss), net of tax:
Foreign currency translation	14,000	27,000	5,000	(235,000)

Comprehensive income (loss)	$1,733,000	$(297,000)	$1,339,000	$2,333,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income	$1,334,000	$2,568,000
Adjustment for losses from discontinued operations	440,000	1,650,000

Income from continuing operations	1,774,000	4,218,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,601,000	1,650,000
Amortization	1,010,000	1,115,000
Amortization of deferred financing costs	163,000	44,000
Non-cash restructuring	5,000	155,000
Non-cash compensation benefit	(43,000)	(482,000)
Stock-based compensation	187,000	254,000
Provisions for losses (gains) on accounts receivable	67,000	(2,000)
Deferred compensation and supplemental retirement benefits	300,000	294,000
Deferred compensation and supplemental retirement benefit payments	(614,000)	(416,000)
Deferred income taxes	(242,000)	245,000
Loss on sale of equipment	38,000	48,000
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	3,409,000	1,856,000
Inventories	1,997,000	(2,514,000)
Prepaid expenses	85,000	(277,000)
Other assets	47,000	70,000
Accounts payable	(2,116,000)	(1,447,000)
Accrued liabilities	(1,966,000)	(2,103,000)
Accrued income taxes	928,000	1,419,000

Net cash provided by operating activities from continuing operations	6,630,000	4,127,000
Net cash (used in) operating activities from discontinued operations	(1,529,000)	(965,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,101,000	3,162,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(720,000)	(1,446,000)
Purchases of other assets	(68,000)	(743,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(788,000)	(2,189,000)

FINANCING ACTIVITIES
Payments of deferred financing costs	(250,000)	—
Proceeds from Revolving Credit Facility	100,000	17,828,000
Payments of Revolving Credit Facility	(100,000)	(19,710,000)
Proceeds from stock options exercised	—	54,000
Tax benefit from exercise of stock options	—	7,000
Treasury stock sales	288,000	339,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,000	(1,482,000)

Effect of exchange rate changes on cash	12,000	(224,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,363,000	(733,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	504,000	733,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,867,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$64,000	$313,000
Income taxes	$174,000	$528,000
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
Recent Accounting Pronouncements
The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 105-10, “Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with generally accepted accounting principles applied in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the ASC, which is not otherwise specifically grandfathered, is not authoritative. References made to FASB guidance throughout this Form 10-Q have been updated to comply with the ASC.
2. Receivables
Receivables consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Trade receivables	$22,445	$25,216
Less: allowance for doubtful accounts	(698)	(621)

	21,747	24,595
Recoverable income taxes	—	16
Other	274	885

	$22,021	$25,496

3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$15,980	$16,197
Work in process	3,904	3,904
Finished goods	3,870	5,225

	23,754	25,326
Less: allowances	(4,174)	(3,748)

	$19,580	$21,578

4. Income Per Share
The Company has presented net income (loss) per common share pursuant to ASC 260, “Earnings per Share” (“ASC 260”), formerly Statement of Financial Accounting Standard No. 128. Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period.
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
The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2009			2008
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic net income (loss) per common share	$1,719	6,036	$0.28	$(324)	5,871	$(0.06)
Effect of dilutive securities	—	14	—	—	68	0.01

Diluted net income (loss) per common share	$1,719	6,050	$0.28	$(324)	5,939	$(0.05)

	Nine Months Ended September 30,
	2009			2008
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$1,334	5,991	$0.22	$2,568	5,862	$0.44
Effect of dilutive securities	—	5	—	—	97	(0.01)

Diluted net income per common share	$1,334	5,996	$0.22	$2,568	5,959	$0.43

For the nine-month periods ended September 30, 2009 and September 30, 2008, approximately 254,000 and zero stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
Stock-Based Compensation
The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). Stock options issued under each plan remain outstanding.
The Director Plan provided for the granting of nonqualified options to purchase up to 250,000 shares of the Company’s common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees. Stock options granted under the Director Plan stipulated an exercise price per share of the fair market value of the Company’s common stock on the date of grant. Each option granted under the Director Plan is exercisable at any time and expires ten years from date of grant. The expiration date of the Director Plan was May 31, 2003.
The 1991 Incentive Plan enabled the Company to grant either nonqualified options, with an exercise price per share established by the Board’s Compensation Committee, or incentive stock options, with an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Each option granted under the 1991 Incentive Plan is exercisable at any time and expires ten years from date of grant. The 1991 Incentive Plan expired on September 25, 2001.
On May 14, 2008, the shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). The 2008 Plan was proposed to create an additional incentive to retain directors, key employees and advisors of the Company. The 2008 Plan provides up to 315,000 shares of the Company’s common stock that may be subject to options and stock appreciation rights. Options granted under the 2008 Plan are required to stipulate an exercise price per share of not less than the fair market value of the Company’s common stock on the business day immediately prior to the date of the grant. Options granted under the 2008 Plan are exercisable no later than ten years after the grant date.

On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. In recognition of such grants, the Company recorded $63,000 in compensation expense for the three-month period ended September 30, 2009 and $187,000 for the nine-month period ended September 30, 2009.
As of September 30, 2009, there was a total of $254,000 of total unrecognized compensation expense related to the unvested stock options. Such unrecognized cost will be recorded over the next twelve months. Also, with respect to certain stock-based compensation, the Company has recognized an expense of $35,000 and a benefit of $124,000 in the three-month periods ended September 30, 2009 and September 30, 2008, respectively, and a benefit of $43,000 and a benefit of $482,000 in the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.
The estimated fair value of the options granted was calculated using the Black-Scholes Merton option pricing model (“Black Scholes”). The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions:

Nine Months
Ended
September 30,
2009

Risk-free interest rate	3.12%
Expected dividend yield	0.0%
Expected stock price volatility	42.52%
Expected life of stock option	4.25 years
The risk-free rate of interest for periods within the estimated life of the options is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s stock. The Company used the simplified method described in Staff Accounting Bulletin No. 110 to determine the expected life assumptions.

The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2008	405	$10.32	4.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(23)	$13.27

Outstanding as of September 30, 2009	382	$10.14	3.72	N/M

Exercisable as of September 30, 2009	330	$9.72	3.36	N/M

During the nine-month periods ended September 30, 2009 and September 30, 2008, the total intrinsic value of options exercised was zero and $26,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was zero and $7,000, respectively. During the nine-month period ended September 30, 2009, no options to purchase common stock were exercised by option holders. During the nine-month period ended September 30, 2008, options to purchase approximately 4,000 shares of common stock, at an aggregate exercise price of $54,000, were exercised by option holders.
5. Income Tax
The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes — Interim Reporting” (formerly Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”). For each interim period the Company estimates its annual effective income tax rate and applies the estimated rate to its year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items separately reported, such as discontinued operations, and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.
For the nine months ended September 30, 2009, the estimated income tax rate was 15% for continuing operations, which differs from the 34% statutory rate due to the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740, “Income Taxes” (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”).
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2009 and December 31, 2008 of $2,615,000 and $2,845,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740. If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the balance of the Company’s unrecognized tax benefits may change within the next twelve months by an amount ranging from zero to $422,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. The Company recorded a liability for unrecognized benefits of $912,000, $958,000 and $745,000 for federal, foreign and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2009, the Company has accrued approximately $509,000 for the payment of interest and penalties.
During the nine-month period ended September 30, 2009, the Company recorded additional benefits from research and development tax credits of $580,000. As of September 30, 2009, the Company’s gross research and development tax credit carryforwards totaled approximately $1,798,000. Of these credits, approximately $1,273,000 can be carried forward for 15 years and will expire between 2013 and 2024, and approximately $525,000 can be carried forward indefinitely. As of September 30, 2009, the Company’s gross foreign tax credits totaled approximately $2,542,000. These credits can be carried forward for ten years and will expire between 2017 and 2019.
6. Recently Adopted and Issued Accounting Pronouncements
In December 2007, the FASB issued ASC 805 “Business Combinations” (formerly “SFAS No. 141 (Revised 2007) “Business Combinations”). ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific acquisition related items, as follows: (1) earn-outs and other forms of contingent consideration are recorded at fair value at the acquisition date, (2) acquisition costs are generally expensed as incurred, (3) restructuring costs are generally expensed as incurred, (4) in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and (5) deferred tax asset valuation allowances and acquired income tax uncertainties are allocated to income tax expense. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008 (January 1, 2009 for the Company). Early adoption of ASC 805 was prohibited. The Company expects that ASC 805 will have an impact on accounting for future business combinations.
In December 2007, the FASB issued ASC 810 “Consolidations” (formerly SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). ASC 810 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It mandates that a non-controlling interest in a subsidiary be reported as an equity interest owned by the consolidated entity and recorded separately from the parent company’s equity. Among other requirements, this statement requires that consolidated net income (loss) be attributable to both the parent and the non-controlling interest and be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption was prohibited. The Company adopted ASC 810 and it did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standard No. 157 “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2. FSP 157-1 amends ASC 820 to exclude accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under ASC 840 “Leases.” FSP 157-2 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company adopted ASC 820, except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued ASC 815 “Derivatives and Hedging” (formerly Statement of Financial Accounting Standard No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133”). This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivative instruments. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Based on the Company’s current operations, the adoption of ASC 815 did not have an impact on the Company’s financial position and results of operations. However, ASC 815 may have such an impact in the future.
In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 “Intangibles — Goodwill and Other” (formerly FASB 142, “Goodwill and Other Intangible Assets”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows to measure the fair value of the assets under ASC 805 “Business Combinations” (formerly FASB 141R) and in accordance with GAAP. FSP 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption was prohibited. Based on the Company’s current operations, the adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”). ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions arising after the balance-sheet date, but prior to the issuance of the financial statements, are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective April 1, 2009. See Note 15 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued ASC 860 “Transfers and Servicing” (formerly SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). ASC 860 terminates the concept of a qualifying special-purpose entity from FASB Statement 140 and removes any exceptions from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not anticipate a material impact from the adoption of this standard.
In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167 “Amendments to FASB interpretation No. 46(R)”). ASC 810-10 amends FASB Interpretation 46(R) to require a reporting entity to perform an analysis of existing investments to determine whether such investments provide a controlling financial interest in a variable interest entity. This analysis defines the primary beneficiary of a variable interest entity as the enterprise that has both (1) the power to direct the activities of significant impact on a variable interest entity, and (2) the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. ASC 810-10 also amends FASB Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Under its current operations, the adoption of ASC 810-10 will not have an impact on the Company.

7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	September 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,443	2,257	3,700	1,062	2,638
Patents	1,264	1,040	224	1,259	998	261
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	864	836	1,700	636	1,064
Licensing fees	355	187	168	355	160	195
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	50	1

Total other intangible assets	8,842	3,685	5,157	8,837	3,006	5,831

	$31,611	$3,685	$27,926	$31,606	$3,006	$28,600

In accordance with ASC 350 “Intangibles — Goodwill and Other” (formerly FASB 142, “Goodwill and Other Intangible Assets”), goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2008.
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
Management has not identified any triggering events, as defined by ASC 350, during 2009. Accordingly, no interim impairment test has been performed.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five years to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2009 and September 30, 2008 was $225,000 and $233,000, respectively. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2009 and September 30, 2008 was $679,000 and $719,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $900,000 in 2010, $864,000 in 2011, $714,000 in 2012, $385,000 in 2013 and $346,000 in 2014. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Change in	September 30,
	2008	Goodwill	2009
	(in thousands)
SL Power Electronics Corp.	$4,276	$—	$4,276
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$—	$22,769

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
The 2008 Credit Facility provided for maximum borrowings of up to $60,000,000 and included a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, on a base rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and a limitation on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA.

As of the date hereof, September 30, 2009 and December 31, 2008, the Company had no outstanding balance under the 2008 Credit Facility. At September 30, 2009, the Company had a total availability thereunder of $20,100,000.
As a result of the Company’s diminished results during the current economic downturn, the Company was not in compliance with the interest coverage financial covenant in the second quarter 2009 and was not projected to be in compliance with such covenant in the third quarter 2009. In response, the lenders to the 2008 Credit Facility agreed to waive compliance with the covenant for the second quarter 2009 and to reset the covenant terms for the third quarter 2009. The parties also agreed to reduce the maximum credit limit under the 2008 Credit Facility to $40,000,000. In consideration for these waivers and amendments, the Company had agreed to pay the lenders $250,000, which was paid in the third quarter of 2009 and is being amortized over the remaining life of the Credit Facility.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Taxes (other than income) and insurance	$513	$560
Commissions	516	839
Litigation and legal fees	116	270
Other professional fees	688	596
Environmental	445	1,057
Warranty	1,431	1,325
Deferred revenue	178	556
Other	2,458	2,093

	$6,345	$7,296

A summary of the Company’s warranty reserve is as follows:

Nine Months Ended
September 30, 2009
(in thousands)
Liability, beginning of year	$1,325
Expense for new warranties issued	793
Expense related to prior year warranties	(123)
Warranty claims	(564)

Liability, end of period	$1,431

10. Restructuring Charges
In the quarter ended September 30, 2009 and the nine months ended September 30, 2009, the Company incurred restructuring charges of $16,000 and $550,000, respectively. For the first nine months of 2009, restructuring charges of $535,000 were recorded at SL Power Electronics Corp. and $15,000 at MTE Corporation. These restructuring charges primarily related to workforce reductions to align cost structure to reduced business levels. During the quarter ended December 31, 2009, the Company expects to incur additional restructuring costs of approximately $50,000, primarily related to moving costs. In the third and fourth quarters of 2008, the Company reviewed its business levels and cost structure and initiated cost optimization initiatives. As a result of these initiatives, in 2008 the Company recorded restructuring charges of $677,000, all but $170,000 of which was paid prior to December 31, 2008. The liability for the restructuring charges is included in Accrued Liabilities — Other. Details of the restructuring charges are as follows:

	Nine Months Ended
	September 30, 2009
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$88	$—	$82	$170
Restructuring charges	526	—	24	550
Cash payments	(614)	—	(101)	(715)

Ending balance	$—	$—	$5	$5

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
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $6,315,000, of which $5,869,000 is included as other long-term liabilities as of September 30, 2009. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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

Following the issuance of its Record of Decision, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs. Recently, the Company was informed that this matter had been referred to the U.S. Department of Justice for its consideration. The Company has contacted the Department of Justice to request a meeting to discuss the issues in this matter, as well as its participation in any remediation of the Superfund Site.
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA’s analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA’s claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual, stated below. In addition, the Company’s attorneys have advised it that based on recent statutory and regulatory changes, the Pennsauken Site may have to undergo additional remediation. The Company is in the process of retaining environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance with the new standards. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
With respect to the Camden Site, the Company has reported soil contamination and a ground water contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection, the Company completed building demolition and removal and excavation of underlying contaminated soil. It is currently undertaking treatability studies and installing new monitoring wells. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At September 30, 2009, the Company has an accrual of $1,789,000 to remediate the Camden Site.

The Company has reported soil and ground water contamination at the facility of SL Montevideo Technology, Inc. located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and remediation is now being conducted at the site pursuant to a remedial action workplan approved by the Minnesota Pollution Control Agency. Implementation of remediation technologies is on track and is expected to be fully implemented by December 31, 2009. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $127,000, which had been accrued for in prior years. These costs are recorded as a component of continuing operations.
As of September 30, 2009 and December 31, 2008, the Company had recorded environmental accruals of $6,315,000 and $6,926,000, respectively.
12. Segment Information
The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“Teal”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting” (formerly Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”). Business units are also combined if they have similar characteristics in each of the following areas:
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
The unaudited comparative results for the three-month periods and the nine-month periods ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$13,214	$18,168	$39,529	$57,194
High Power Group	11,190	15,274	33,127	44,499

Total	24,404	33,442	72,656	101,693

SL-MTI	7,184	6,146	20,542	21,231
RFL	4,791	6,654	14,370	17,414

Consolidated	$36,379	$46,242	$107,568	$140,338

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$639	$(589)	$62	$998
High Power Group	1,217	1,704	2,450	4,678

Total	1,856	1,115	2,512	5,676

SL-MTI	1,293	681	3,071	2,734
RFL	351	782	990	1,547
Other	(1,117)	(1,270)	(4,257)	(3,502)

Consolidated	$2,383	$1,308	$2,316	$6,455

	September 30,	December 31,
	2009	2008
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$28,966	$33,253
High Power Group	27,227	30,985

Total	56,193	64,238

SL-MTI	12,149	12,479
RFL	14,893	15,480
Other	15,394	9,089

Consolidated	$98,629	$101,286

	September 30,	December 31,
	2009	2008
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,521	$5,785
High Power Group	16,987	17,370

Total	22,508	23,155

SL-MTI	—	1
RFL	5,418	5,444

Consolidated	$27,926	$28,600

13. Retirement Plans And Deferred Compensation
During the nine months ended September 30, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, SL-MTI, RFL, MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $552,000 during the nine-month period ended September 30, 2009 and $936,000 for the nine-month period ended September 30, 2008.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to income in connection with these agreements amounted to $280,000 and $232,000 for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.

14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2009 and September 30, 2008 were $547,000 and $954,000, respectively. Accounts receivable due from RFL Communications at September 30, 2009 were $237,000.
As a result of certain services being provided to the Company by Steel Partners, II, L.P. (“SPII”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPII. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s current Chairman, Glen Kassan, and other assistance from SPII. The services provided include management and advisory services with respect to operations, strategic planning, finance and accounting, merger, sale and acquisition activities and other aspects of the businesses of the Company. Fees of $356,000 were expensed by the Company for SPII’s services for each of the nine-month periods ended September 30, 2009 and September 30, 2008 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPII. Approximately $40,000 was payable at September 30, 2009.
Note 15. Subsequent Events
The Company has evaluated all subsequent events through November 12, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009, but were not recognized in the financial statements. As of November 12, 2009, there were no subsequent events which required recognition or disclosure.

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

Business Trends
The Company has experienced continued pressure on sales and income due to the current global economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, the Company has taken actions to reduce its cost structure and align its capacity with lower business levels and has postponed planned capital investment. It is difficult to predict when economic growth will resume.
In the sections that follow, statements with respect to the quarter ended 2009 or nine months ended 2009 refer to the three-month and nine-month periods ended September 30, 2009. Statements with respect to the quarter ended 2008 or nine months ended 2008 refer to the three-month and nine-month periods ended September 30, 2008.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (formerly the Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables”). The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2009 and 2008. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine-month periods ended 2009 and 2008 by approximately 0.5% and 1.1%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts at September 30, 2009 and December 31, 2008 represented 3.1% and 2.5% of gross trade receivables, respectively.
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
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,615,000 and $2,845,000 as of September 30, 2009 and December 31, 2008, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of September 30, 2009, the Company reported accrued interest and penalties related to unrecognized tax benefits of $509,000. For additional disclosures related to ASC 740 (formerly FIN 48), see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of September 30, 2009 and December 31, 2008 were $12,073,000 and $11,705,000, respectively, net of valuation allowances of $421,000 and $2,018,000, respectively. The net deferred tax assets and valuation allowances as of September 30, 2009 were reduced by $356,000 due to expiring state net operating losses. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2008. If the fair value of a reporting unit is less than its net book value, the Company performs a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2009 and 2008. As of September 30, 2009 and December 31, 2008, goodwill totaled $22,769,000 (representing 23% and 22% of total assets, respectively).
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
Management has not identified any triggering events, as defined by ASC 350 “Intangibles — Goodwill and Other” (formerly FASB 142, “Goodwill and Other Intangible Assets”), during 2009. Accordingly, no interim impairment test has been performed.
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

Liquidity And Capital Resources

	September 30,	December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$4,867	$504	$4,363	866%
Bank debt	$—	$—	$—	—
Working capital	$30,005	$27,222	$2,783	10%
Shareholders’ equity	$66,674	$64,860	$1,814	3%
The net cash provided by operating activities from continuing operations during the nine-month period ended September 30, 2009 was $6,630,000, as compared to net cash provided by operating activities from continuing operations during the nine-month period ended September 30, 2008 of $4,127,000. The sources of cash from operating activities for the nine-month period ended September 30, 2009 were a decrease in accounts receivable of $3,409,000 and a decrease in inventories of $1,997,000. The decrease in accounts receivable was primarily related to reduced sales at most entities. The reduced accounts receivable were $575,000 at SLPE, $658,000 at Teal, $866,000 at MTE, $496,000 at SL-MTI and $799,000 at RFL. Days sales outstanding (defined as current accounts receivable divided by the average of the last three months sales) were 54.5 days at September 30, 2009, compared to 50.3 days at December 31, 2008. These sources of cash were primarily offset by a decrease in accounts payable of $2,116,000 and a decrease in accrued liabilities of $1,966,000. Of the decreased accounts payable $1,566,000 was attributable to SLPE and $192,000 was attributable to Teal. Legal and consulting payables of $370,000 related to environmental matters were charged to discontinued operations. The increase in prepaid expenses was primarily related to the renewal of certain insurance policies in the first quarter. The sources of cash from operating activities for the nine-month period ended September 30, 2008 were income from continuing operations of $4,218,000, decreased accounts receivable of $1,856,000 and increased accrued income taxes of $1,419,000. These sources of cash were primarily offset by a decrease in accrued liabilities of $2,103,000, an increase in inventory of $2,514,000 and a decrease in accounts payable of $1,447,000.
During the nine-month period ended September 30, 2009, net cash used in investing activities was $788,000. This use of cash is primarily related to a building expansion in Matamoros, Mexico for SL-MTI, as well as the purchase of machinery, computer hardware, software and demonstration equipment. During the nine-month period ended September 30, 2008, net cash used in investing activities was $2,189,000. The use of cash in investing activities during that period was primarily related to the purchase of machinery, computer hardware, software and demonstration equipment.
During the nine-month period ended September 30, 2009, net cash provided by financing activities was $38,000, which is related to treasury stock activity, offset by the payment of deferred financing costs. During the nine-month period ended September 30, 2008, net cash used in financing activities was $1,482,000, which was primarily related to borrowings under the Company’s previous credit facility in the amount of $17,828,000, offset by payments thereunder of $19,710,000.
On October 23, 2008, the Company entered into an Amended and Restated Revolving Credit Facility, or the 2008 Credit Facility, with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility amends and restates the Company’s 2005 Credit Facility. It provides for an increase in the amount of maximum borrowings and certain other changes. Additional information with respect to the 2008 Credit Facility is found in Note 8 in the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q.

The Company’s current ratio was 2.33 to 1 at September 30, 2009 and 2.03 to 1 at December 31, 2008. Current assets decreased by $1,086,000 from December 31, 2008, while current liabilities decreased by $3,869,000 during the same period.
The Company had no outstanding bank debt at September 30, 2009 and at December 31, 2008.
Capital expenditures were $720,000 in the first nine months of 2009, which represents a decrease of $726,000, or 50%, from the capital expenditure levels of the comparable period in 2008. Capital expenditures in the first nine months of 2009 were attributable to a plant expansion, as mentioned above, machinery, computer hardware and software purchases. Capital expenditures of $1,446,000 were made during the first nine months of 2008. These expenditures primarily related to machinery, computer hardware and software purchases.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three and nine month periods ended September 30, 2009.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at September 30, 2009 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,151	$1,312	$131	$—	$2,594
Debt	—	—	—	—	—
Capital Leases	6	—	—	—	6

	$1,157	$1,312	$131	$—	$2,600

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

Results of Operations
Three months ended September 30, 2009, compared with three months ended September 30, 2008
The Company has experienced continued pressure on sales and income due to the current global economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, the Company has taken action to reduce its cost structure and align its capacity with lower business levels and has postponed all non-essential capital investment. During the three months ended September 30, 2009, the Company recorded restructuring charges of $1,000 at SLPE and $15,000 at MTE. Year to date charges of $535,000 were incurred at SLPE and $15,000 were incurred at MTE. For additional information on the restructuring charges, see “Restructuring Charges” in the Results of Operations — Three and Nine months ended September 30, 2009, compared with the three and nine months ended September 30, 2008 in the detail that follows.
The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended September 30, 2009 (“2009”) and the quarter ended September 30, 2008 (“2008”).

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$13,214	$18,168	$(4,954)	(27%)
High Power Group	11,190	15,274	(4,084)	(27%)

Total	24,404	33,442	(9,038)	(27%)

SL-MTI	7,184	6,146	1,038	17%
RFL	4,791	6,654	(1,863)	(28%)

Total	$36,379	$46,242	$(9,863)	(21%)

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$639	$(589)	$1,228	208%
High Power Group	1,217	1,704	(487)	(29%)

Total	1,856	1,115	741	66%

SL-MTI	1,293	681	612	90%
RFL	351	782	(431)	(55%)
Other	(1,117)	(1,270)	153	12%

Total	$2,383	$1,308	$1,075	82%

Consolidated net sales for 2009 decreased by $9,863,000, or 21%, when compared to the same period in 2008. When compared to 2008, net sales of the Power Electronics Group decreased by $9,038,000, or 27%; net sales of SL-MTI increased by $1,038,000, or 17%; and net sales of RFL decreased by $1,863,000, or 28%. All of the operating entities reported income from operations in 2009.
The Company recorded income from operations of $2,383,000 for 2009, compared to income from operations of $1,308,000 for 2008, representing an increase of $1,075,000, or 82%. Income from operations was 7% of net sales in 2009, compared to income from operations of 3% in 2008.
Income from continuing operations was $1,876,000 (includes other income and expense cost and the tax provision), or $0.31 per diluted share, in the third quarter of 2009, compared to income from continuing operations of $872,000, or $0.15 per diluted share, for the same period in 2008. Income from continuing operations was approximately 5% of net sales in 2009, compared to income from continuing operations of 2% of net sales in 2008. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales decrease of 27%, when comparing the third quarter of 2009 to the third quarter of 2008. Income from operations increased by $741,000, or 66%, which was attributable to an increase of $1,228,000, or 208%, at SLPE, partially offset by a decrease of $487,000, or 29%, at the High Power Group.
SLPE recorded income from operations of $639,000, representing 5% of its net sales, in 2009. In 2008, SLPE reported a loss from operations of $589,000, representing 3% of its net sales. As a percentage of consolidated net sales, SLPE represented 36% of consolidated net sales in 2009, compared to 39% of consolidated net sales in 2008. At SLPE, sales of its medical product line decreased by $2,886,000, sales of its data communications product line decreased by $1,064,000 and sales of its industrial equipment product line decreased by $887,000. The decrease in the medical equipment product line and the data communications product line was due to weak market demand in these segments. The decrease in sales of the industrial product line was caused by decreased orders from distributors, as a result of lower economic activity. Having a positive effect on net sales in 2009 compared to 2008 was the amount of returns and distributor credits, which decreased to approximately 1% of gross sales in 2009, compared to 4% in 2008. Domestic sales decreased by 41% and international sales increased by 28%. Despite the reduction in sales, SLPE’s cost of products sold percentage decreased by approximately 6% due primarily to cost containment programs put in place, favorable product mix, lower commodity cost and favorable currency rates. Also, SLPE reduced its operating costs by $1,726,000 in 2009, when compared to 2008, which includes a decrease of $349,000 in restructuring costs. Components of these costs are discussed more fully below.

For the three-month periods ended September 30, 2009 and September 30, 2008, the High Power Group recorded income from operations, as a percentage of its net sales, of 11%. MTE reported an income from operations, as a percentage of sales, of 6% in 2009, and 2008. MTE’s sales declined by $1,370,000, or 24%. MTE’s sales decrease was driven by the overall global economic downturn. Sales to both OEMs and distributors have decreased sharply from last year. Domestic sales decreased 23%, while international sales decreased 30%. Despite the sharp sales decline, cost of products sold percentage decreased by 1%, as MTE reduced its operating cost by $338,000 in 2009, compared to 2008. This decrease includes a $153,000 reduction in restructuring costs. Teal reported income from operations, as a percentage of sales, of 14% in 2009, compared to 15% in 2008. Teal reported a sales decrease of $2,714,000, or 28%, while the cost of products sold percentage decreased 2%, compared to 2008. Teal’s sales to medical imaging equipment manufacturers decreased by $2,112,000, sales to military and aerospace customers decreased by $507,000, and sales to semiconductor manufacturers decreased by $31,000. Teal reduced its operating costs by $198,000 in 2009, compared to 2008.
SL-MTI’s net sales increased by $1,038,000, or 17%, while income from operations increased by $612,000, or 90%. The sales increase was primarily due to a $1,260,000 increase in the sales of defense and commercial aerospace industries. SL-MTI’s other product lines recorded a net sales decrease of $222,000. SL-MTI’s cost of products sold percentage decreased by 6% in 2009, compared to 2008. This improvement is primarily related to greater productivity at its Mexico and Minnesota manufacturing facilities, lower overhead expenses at the Mexico plant and improvements made in the amount of scrap and rework costs incurred at both facilities.
Comparing the three-month periods ended September 30, 2009 and September 30, 2008, RFL’s net sales decreased by $1,863,000, or 28%. Sales of RFL’s communications product line decreased by $492,000, or 17%, and sales of its protection products decreased by $1,383,000, or 39%. Customer service sales increased by $12,000. The decrease in sales in the communications product line was primarily due to decreased sales of multiplexer products and lower volume of system maintenance orders compared to 2008. The decrease in protection products is primarily related to delays in customer projects. The domestic utility companies appear to be delaying larger orders until they obtain greater clarity regarding the provisions of stimulus legislation that may affect infrastructure project spending. International sales decreased by $1,327,000, or 65%. The prior year included a large order from one customer. Domestic sales decreased by $536,000, or 12%. Income from operations decreased by $431,000, or 55%. The decrease in income from operations is primarily related to the 28% reduction in sales, partially offset by a decrease in operating costs of $517,000 primarily related to reductions in selling, general and administrative expenses.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 66% for the third quarter of 2009, compared to approximately 69% for the third quarter of 2008. Although sales declined by 21%, the cost of products sold percentage improved by 3%. The cost of products sold percentage for SLPE decreased by approximately 6%. SL-MTI’s cost of products sold, as a percentage of sales, also decreased by approximately 6%. Overall, all of the operating entities improved their cost of products sold percentage relative to sales or were able to hold the cost of products sold percentage relatively constant in 2009, despite an overall sales decrease of 21%. Some of the contributing factors were (1) cost containment programs initiated in the third and fourth quarters of fiscal 2008 and again in the second quarter of 2009, which included direct and indirect labor reductions, (2) progress made on the Company’s lean manufacturing initiatives, (3) favorable product mix, in particular at SLPE and MTE, (4) reduced commodity prices in 2009, compared to 2008, (5) favorable currency rates, particularly in Mexico, (6) accelerated production transfers to Mexico from the United States, (7) reduced overhead expenses and scrap levels, and (8) reduced sales discounts and returns.

Engineering and Product Development Expenses
Engineering and product development expenses were approximately 8% of net sales in 2009 and 2008. Engineering and product development expenses in 2009 decreased by $643,000, or 19%. This decrease was primarily attributable to a decrease at SLPE of $572,000, or 30%, due primarily to reduced facility costs, agency fees, consulting fees and an increase in funded non-recurring engineering costs. The High Power Group also reported a decrease of $141,000, or 19%, due primarily to reduced costs at MTE. RFL experienced a $78,000 decrease in engineering and product development expenses; while SL-MTI recorded an increase of $148,000, due primarily to a greater number of customer engineering orders and a lower amount of customer funding.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2009 were approximately 18% of sales, compared to 17% of sales in 2008. These expenses decreased by $1,532,000, or 19%, primarily due to the reduction of net sales of $9,863,000, or 21%. SLPE’s expenses decreased by $719,000, compared to 2008, due to the restructuring initiatives instituted in the latter part of fiscal 2008 and, to a lesser extent, in the second quarter of 2009. SLPE also incurred less commissions, bonus expense, professional and recruiting fees and travel expenses. The High Power Group recorded a decrease in selling, general and administrative expenses of $221,000. RFL recorded a decrease in selling, general and administrative expenses of $429,000, on lower sales levels primarily related to lower commissions, bonuses and profit sharing costs. SL-MTI experienced a relatively minor increase in selling, general and administrative costs, on a 17% increase in sales. Corporate and Other expenses decreased by $153,000, or 12%, primarily due to a decrease in stock-based compensation expense and bonus expense.
Depreciation and Amortization
Depreciation and amortization expenses were approximately 2% of net sales for each of 2009 and 2008.
Restructuring Charges
In the third quarter of 2009, the Company incurred a restructuring charge of $16,000, which was recorded at SLPE and MTE. These charges are a continuation of actions originally taken in the third quarter 2008 and continued in 2009. They primarily relate to costs associated to reduce workforce levels. In 2008 the Company recorded a restructuring charge of $518,000, of which $350,000 was recorded at SLPE, primarily related to costs associated to reduce workforce levels. These costs represent actions taken to align SLPE’s cost structure in response to reduced business levels. Of the $350,000 in charges, $203,000 relates to administrative costs and $147,000 relates to direct labor severance costs. The workforce reductions affected SLPE’s operations at all locations. Also, MTE recorded a restructuring charge of $168,000, related to costs of consolidating facilities.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. During the third quarter of 2009, the 2008 Credit Facility was reset and amended. The Company paid $250,000 in consideration for these waivers and amendments. This cost is being amortized over the remaining life of the 2008 Credit Facility.

Interest (Expense)
Interest expense was $18,000 for the third quarter of 2009, compared to $42,000 for the third quarter of 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the third quarter of 2009 was approximately 18%. For the third quarter of 2008, the effective tax rate was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The effective tax rate in 2009 was positively impacted by the recognition of previously unrecognized tax benefits on research and development tax credits due to a lapse of the applicable statute of limitations.
Discontinued Operations
For 2009 the Company recorded from discontinued operations a loss of $157,000, net of tax, compared to a loss of $1,196,000, net of tax, in 2008. These amounts represent legal and environmental charges related to discontinued operations. In 2008, the Company recorded an additional loss of approximately $919,000, net of tax, pertaining to estimated environmental remediation costs related to the Camden Site.
Results of Operations
Nine months ended September 30, 2009, compared with nine months ended September 30, 2008
The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2009 (“2009”) and the nine months ended September 30, 2008 (“2008”).

	Net Sales
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$39,529	$57,194	$(17,665)	(31%)
High Power Group	33,127	44,499	(11,372)	(26%)

Total	72,656	101,693	(29,037)	(29%)

SL-MTI	20,542	21,231	(689)	(3%)
RFL	14,370	17,414	(3,044)	(17%)

Total	$107,568	$140,338	$(32,770)	(23%)

	Income from Operations
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2009	2008	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$62	$998	$(936)	(94%)
High Power Group	2,450	4,678	(2,228)	(48%)

Total	2,512	5,676	(3,164)	(56%)

SL-MTI	3,071	2,734	337	12%
RFL	990	1,547	(557)	(36%)
Other	(4,257)	(3,502)	(755)	(22%)

Total	$2,316	$6,455	$(4,139)	(64%)

Consolidated net sales for 2009 decreased by $32,770,000, or 23%, when compared to the same period in 2008. When compared to 2008, net sales of the Power Electronics Group decreased by $29,037,000, or 29%; net sales of SL-MTI decreased by $689,000, or 3%; and net sales of RFL decreased by $3,044,000, or 17%. All of the operating entities reported income from operations in both 2009 and 2008.
The Company recorded income from operations of $2,316,000 for 2009, compared to income from operations of $6,455,000 for 2008, representing a decrease of $4,139,000, or 64%. Income from operations was 2% of net sales in 2009, compared to income from operations of 5% in 2008.
Income from continuing operations was $1,774,000 (includes other income and expense cost and the tax provision), or $0.30 per diluted share, in 2009, compared to income from continuing operations of $4,218,000, or $0.71 per diluted share, in 2008. Income from continuing operations was approximately 2% of net sales in 2009, compared to income from continuing operations of 3% of net sales in 2008. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales decrease of 29%, when comparing the first nine months of 2009 to the first nine months of 2008. Income from operations decreased by $3,164,000, or 56%, which was attributable to a decrease of $936,000, or 94%, at SLPE and a decrease of $2,228,000, or 48%, at the High Power Group.
SLPE recorded income from operations of $62,000, representing less than 1% of its net sales, in 2009. A loss of $577,000 was recorded for the six months ended June 30, 2009. In 2008, SLPE reported income from operations of $998,000, representing 2% of its net sales. As a percentage of consolidated net sales, SLPE represented 37% of consolidated net sales in 2009, compared to 41% in 2008. At SLPE, sales of its medical product line decreased by $9,528,000, sales of its data communications product line decreased by $4,743,000 and sales of its industrial equipment product line decreased by $3,255,000. The decrease in sales of the medical equipment product line and the data communications product line was due to weak market demand in these segments. The decrease in sales of the industrial product line was caused by decreased orders from distributors, as a result of lower economic activity. Returns and distributor credits improved, representing approximately 2% and 3% of gross sales in 2009 and 2008, respectively. Domestic sales decreased by 35% and international sales decreased by 11%.

The High Power Group recorded income from operations, as a percentage of its net sales, of 7% in 2009, compared to 11% in 2008. MTE reported income from operations, as a percentage of sales, of 1% in 2009, compared to income from operations, as a percentage of sales, of 8% in 2008. This decline was primarily due to a sales decline of $4,444,000, or 26%. Sales to both OEMs and distributors have decreased sharply from last year as a result of the global economic downturn. Domestic sales decreased 24%, while international sales decreased 35%. As a result, the cost of products sold percentage increased by 4%; however, there was a significant improvement in the third quarter of 2009. Teal reported income from operations, as a percentage of sales, of 12% in 2009 and 2008. Teal reported a sales decrease of $6,928,000, or 25%, while the cost of products sold decreased by 3%. Teal’s sales to military and aerospace customers increased by $1,254,000, while sales to medical imaging equipment manufacturers decreased by $6,460,000, and sales to semiconductor manufacturers decreased by $1,585,000.
SL-MTI’s net sales decreased $689,000, or 3%, while income from operations increased by $337,000, or 12%. Sales to customers in the defense and commercial aerospace industries increased by $172,000. Sales of medical products and commercial products decreased by $464,000 and $397,000, respectively. SL-MTI’s cost of products sold percentage decreased by 4% in 2009, compared to 2008. This improvement is due to greater productivity at its Mexico and Minnesota facilities and lower scrap and rework costs at both facilities, as previously discussed.
RFL’s net sales decreased by $3,044,000 in 2009, or 17%, compared to 2008. Sales of RFL’s communications product line decreased by $94,000, or 1%, while sales of its protection products decreased by $2,848,000, or 29%. Customer service sales decreased by $102,000. The decrease in sales in the communications product line was primarily due to decreased sales related to multiplexer products and less maintenance orders. The decrease in protection products is primarily related to delays in customer projects, as previously discussed. International sales decreased by $1,640,000, or 36%, while domestic sales decreased by $1,404,000, or 11%. Income from operations decreased by $557,000, or 36%. The decrease in income from operations is primarily related to lower sales volume, partially offset by reduced operating costs of $977,000.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for the first nine months of 2009, compared to 69% for the first nine months of 2008. The cost of products sold percentage improved despite a sales decline of 23%. The cost of products sold percentage for SLPE decreased by approximately 3%. Cost of products sold for SL-MTI, as a percentage of sales, decreased by approximately 4%. Some of the contributing factors to the improved cost of products sold percentage were (1) cost containment programs initiated in the third and fourth quarters of fiscal 2008 and again in the second quarter of 2009, which included direct and indirect labor reductions, (2) progress made on the Company’s lean manufacturing initiatives, (3) reduced commodity prices in 2009, compared to 2008, (4) favorable currency rates, particularly in Mexico, (5) accelerated production transfers to Mexico from the United States, (6) reduced overhead expenses and scrap expenses, and (7) reduction in returns and discounts.

Engineering and Product Development Expenses
Engineering and product development expenses were approximately 8% of net sales in 2009, compared to 7% in 2008. Engineering and product development expenses in 2009 decreased by $1,417,000, or 14%. This decrease was primarily attributable to a decrease at SLPE of $1,152,000, or 21%, which decreased staff in the process of consolidating two design centers in the fourth quarter of 2008, incurred lower consulting expenses and received greater non-recurring engineering fees for new programs with original equipment manufacturers. The High Power Group reported a decrease of $309,000, or 13%, due primarily to reductions at MTE. The other operating entities experienced relatively minor changes in engineering and product development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, were approximately 20% of sales in 2009, compared to 17% of sales in 2008. Selling, general and administrative expenses decreased by $2,596,000, or 11%, on lower volume. SLPE’s expenses decreased by $1,886,000, compared to 2008, due to the restructuring initiatives instituted in the latter part of fiscal 2008 and in 2009, which reduced administrative staffing levels, commissions and bonus expense, professional and consulting fees and recruiting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $533,000, primarily related to lower sales and reduced administrative personnel and recruiting expenses. SL-MTI’s selling, general and administrative expenses remained relatively constant. RFL’s expenses decreased by $707,000, or 14%, on lower sales levels. Corporate and Other expenses increased by $755,000, or 22%, primarily due to increases in non-cash stock-based compensation expense, internal control compliance costs and an unfavorable insurance premium adjustment recorded in 2009, compared to a favorable adjustment recorded in 2008. The premium adjustment resulted in a net increase in expense of $435,000. These increases were partially offset by reduced bonus and consulting expenses.
Depreciation and Amortization
Depreciation and amortization expenses were approximately 2% of net sales for each of 2009 and 2008.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. Additionally during the third quarter of 2009, the 2008 Credit Facility was reset and amended. In consideration for these waivers and amendments, the Company agreed to pay its lenders a one-time fee of $250,000. These costs have been deferred and are being amortized over the remaining term of the 2008 Credit Facility. For the first nine months of 2009, amortization of deferred financing costs was $163,000. The amortization costs in 2008 relate to the Company’s previous credit facility, of which approximately $258,000 was amortized over three years. For the first nine months of 2008, amortization of deferred financing costs was $44,000.
Interest (Expense)
Interest expense was $64,000 for the first nine months of 2009, compared to $211,000 for the first nine months of 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008.

Taxes (Continuing Operations)
The effective tax rate for continuing operations for the first nine months of 2009 was approximately 15%. For the first nine months of 2008, the effective tax rate was approximately 32%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and after recording benefits primarily related to research and development tax credits. The effective tax rate in 2009 was positively impacted by the recognition of previously unrecognized tax benefits on research and development tax credits due to a lapse of the applicable statute of limitations.
Discontinued Operations
For 2009, the Company recorded a loss from discontinued operations, net of tax, of $440,000, compared to $1,650,000, net of tax, in 2008. These amounts represent legal and environmental charges related to discontinued operations. In 2008, the Company recorded additional costs of $919,000, net of tax, related to estimated environmental remediation costs related to the Company’s Camden Site. Also, during the period ended September 30, 2008, the Company recorded a gain in the amount of $59,000, net of tax, for a settlement related to a discontinued operation. During the period ended September 30, 2008, the Company wrote-off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the amount of $77,000, net of tax.
Forward-Looking Information
From time to time, information provided by the Company, including written or oral statements made by representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contain forward-looking information, particularly statements that address activities, events or developments that the Company expects or anticipates will or may occur in the future, such as expansion and growth of the Company’s business, future capital expenditures and the Company’s prospects and strategy. These statements are identified by the use of such terms as “may,” “would,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “likely,” “continue” or other comparable terms. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company.
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
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the nine months ended September 30, 2009, the Company did not repurchase any shares pursuant to its existing stock repurchase program. The Company did purchase shares through its deferred compensation plans during the nine-month periods ended September 30, 2009 and September 30, 2008, in the amount of 138,900 and 20,470 shares, respectively.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2009	1,800	(1)	$7.96	—	500,000
February 2009	—		—	—	500,000
March 2009	1,700	(1)	$2.60	—	500,000
April 2009	—		—	—	500,000
May 2009	58,800	(1)	$6.87	—	500,000
June 2009	11,200	(1)	$8.21	—	500,000
July 2009	2,500	(1)	$7.50	—	500,000
August 2009	3,200	(1)	$7.50	—	500,000
September 2009	59,700	(1)	$7.61	—	500,000

Total	138,900		$7.28	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first nine months of 2009, as approved by its Audit Committee. During the nine-month period ended September 30, 2009, there were no non-audit services performed by Grant Thornton.

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

Date: November 12, 2009	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
David R. Nuzzo Chief Financial Officer
(Principal Accounting Officer)