Form 10-K
period 2009-12-31
SL INDUSTRIES INC
filed 2010-03-30
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the NYSE Amex was approximately $16,835,000.
The number of shares of common stock outstanding as of March 1, 2010, was 6,127,089.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 annual meeting of stockholders.

PART I
ITEM 1. BUSINESS
(a) General Development Of Business
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation and utility equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors.
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
As a result of the Company’s diminished results during the current economic downturn, the Company was not in compliance with the interest coverage financial covenant in the second quarter 2009. In response, the lenders to the 2008 Credit Facility agreed to waive compliance with the covenant for the second quarter 2009 and to reset the covenant terms for the third quarter 2009. The parties also agreed to reduce the maximum credit limit under the 2008 Credit Facility to $40,000,000.

On October 31, 2006, the Company completed the acquisition of MTE Corporation. On January 26, 2006, the Company, through a wholly-owned subsidiary, completed a tender offer for Ault Incorporated (“Ault”). Subsequent to the acquisition, Ault was merged with the Company’s wholly-owned subsidiary, Condor D.C. Power Supplies, Inc., and the combined entity was renamed SL Power Electronics Corp.
(b) Financial Information About Segments
Financial information about the Company’s business segments is incorporated herein by reference to Note 15 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
(c) Narrative Description Of Business
Segments
The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“Teal”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.”
SLPE — SL Power Electronics Corp. produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies convert and closely regulate and monitor power, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military and information technology equipment. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 36%, 39% and 45%, respectively.

HIGH POWER GROUP — The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor and advanced simulation systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s standard product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. Teal and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, natural resource harvesting sites and facilities, and commercial buildings. MTE’s net sales are included in the High Power Group from the date of acquisition, October 31, 2006. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 31%, 33% and 29%, respectively.
SL-MTI — SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, medical and industrial products. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 19%, 15% and 14%, respectively.
RFL — RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL provides systems design, commissioning, training, customer service and maintenance for all of its products. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 14%, 13% and 12%, respectively.
Discontinued Operations
SURFTECH — SL Surface Technologies, Inc. (“SurfTech”) produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. On November 24, 2003, the Company sold substantially all of the assets of SurfTech. As a result, SurfTech is reported as a discontinued operation for all periods presented. A significant portion of the Company’s environmental costs, which have been incurred and are expected to be incurred, are related to the former SurfTech operations.
EME — Elektro-Metall Export GmbH (“EME”) manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. The Company is currently involved in tax litigation with the German tax authorities. A liability had been established related to the probable outcome of this litigation.

Raw Materials
Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company. In 2009, the Company did not experience the dramatic increase in certain strategic raw materials as compared to 2008. In particular, steel and copper prices had decreased in fiscal 2009, compared to the relatively high levels experienced during the first three quarters of fiscal 2008. In 2008, the Company experienced sharp increases in the cost of certain raw materials, steel increased by approximately 50% during fiscal 2008, compared to fiscal 2007. Also the price of copper experienced significant swings in price from relatively high levels for the first three quarters in 2008, compared to 2007, to a significant reduction in price during the fourth quarter of 2008. During 2009, there were no major disruptions in the supply of raw materials.
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
Backlog
At March 7, 2010, March 1, 2009 and March 2, 2008, backlog was $61,966,000, $54,443,000 and $63,055,000, respectively. The backlog at March 7, 2010 increased by $7,523,000, or 14%, compared to March 1, 2009. Each of SLPE, SL-MTI and RFL recorded an increase in backlog at March 7, 2010, compared to March 1, 2009.
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
Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,883,000, of which $4,528,000 is included as other long-term liabilities as of December 31, 2009. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time, such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection (the “NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were completed in 2009. Implementation of a pilot study to remediate contaminated soils in-situ based on the treatability studies is scheduled to commence in 2010. Treatability studies for the in-situ remediation of the groundwater contamination at the Site were also conducted in 2009, with another one scheduled to be completed in 2010. Implementation of a pilot study to remediate contaminated groundwater is scheduled to commence in 2010. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At December 31, 2009, the Company has an accrual of $1,365,000 to remediate the Camden Site.
The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $118,000, which has been accrued for at December 31, 2009. The accrual for this site was $139,000 at December 31, 2008. These costs are recorded as a component of continuing operations.
Employees
As of December 31, 2009, the Company had approximately 1,400 employees. Of these employees, 164 were subject to collective bargaining agreements.
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
Generally, the Company’s sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 18%, 17% and 16% of net sales from continuing operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2009, the Company had net assets of $27,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2008, the Company had net assets of $2,007,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did not have a material effect on the Company’s operations in 2009. Fluctuations in the value of the foreign currencies did have a greater effect on the Company’s operations in 2008, compared to 2007, as the Chinese yuan strengthened against the United States dollar by approximately 7%. There can be no assurance that the value of the Mexican peso and Chinese yuan will remain stable relative to the United States dollar.
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
Additional Information
Additional information regarding the development of the Company’s businesses during 2009 and 2008 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Set forth below are the properties where the Company conducted business as of December 31, 2009.

		Approx. Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 4/30/2011

Canton, MA	Design of power supply products (SLPE)	4,800	Leased – 8/31/2013

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	62,500	Leased – Monthly

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased – 3/31/2012

Beijing, China	Design of power supply products (SLPE)	1,500	Leased – 12/31/2011

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2010

Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2010

Shanghai, China	Employee dormitory (SLPE)	1,400	Leased – 7/31/2010

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Owned

Xianghe, China	Employee dormitory (SLPE)	18,800	Leased – 12/31/2010

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2012

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 4/1/2010

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality electromagnetic products (High Power Group)	25,000	Leased – 7/31/2010

		Approx. Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,300	Leased – 12/31/2011

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Pennsauken, NJ	Document warehouse (Other) (1)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased – 11/30/2010

(1)	Formerly used for industrial surface finishing operations.
The Company believes all manufacturing facilities are adequate for current production requirements. The Company believes that its facilities are sufficient for current operations, maintained in good operating condition and adequately insured. The Company is planning to relocate its manufacturing facilities in Mexicali, Mexico and Xianghe, China to more modern facilities in the same general vicinities. Both moves are scheduled for the fourth quarter 2010. Of the owned properties, none are subject to a major encumbrance material to the operations of the Company.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of its business the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.
On June 12, 2002, the Company and SurfTech were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech were two of approximately 28 defendants named in the Private Action. The Complaint alleged, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.
The Private Action arose from similar factual circumstances as a current federal administrative action involving the Puchack Wellfield, with respect to which the Company has been identified as a potential responsible party (“PRP”). This action and the Private Action both allege that SurfTech and other defendants contaminated groundwater through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility at the Pennsauken Site. The federal administrative action is discussed below.

With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs appealed and lost on all issues. In January 2010, the New Jersey Supreme Court denied plaintiffs’ petition for certification to the Supreme Court, which effectively terminated this litigation with prejudice.
The Company is the subject of other lawsuits and administrative actions that arise from its ownership of the Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.
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
Following the issuance of its Record of Decision, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs. Recently, the Company was informed that this matter has been referred to the U.S. Department of Justice for its consideration. The Company has contacted the Department of Justice to request a meeting to discuss the issues in this matter, as well as its participation in any remediation of the Superfund Site.

Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised it that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual as mentioned previously. In addition, the Company’s attorneys have advised it that based on recent statutory and regulatory changes, the Pennsauken Site may have to undergo additional remediation. The Company has retained environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance with the new standards. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
It is management’s opinion that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations will not have a material adverse effect on its consolidated financial position or results of operations beyond the reserves specified above. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is currently listed on the New York Stock Exchange Amex under the ticker symbol “SLI”. On October 1, 2008, the New York Stock Exchange (“NYSE”) Euronext acquired the American Stock Exchange (“AMEX”). As a result, effective December 1, 2008, all AMEX companies were placed in the NYSE Amex listing platform. Until that time, the Company’s common stock was traded on both the NYSE Amex (formerly the AMEX) and the NASDAQ OMX PHLX (“PHLX”) (formerly the Philadelphia Stock Exchange). On December 24, 2008, the Company announced its intentions to voluntarily delist from the PHLX effective January 15, 2009. This action was taken solely as a result of the decision of PHLX to terminate its equity trading platform, which termination was effective October 24, 2008. The delisting from the PHLX did not impact the market for the Company’s shares of common stock. The following table sets forth the high and low closing sales price per share of the Company’s common stock for the periods indicated:

	Year		Year
	Ended December 31,		Ended December 31,
	2009		2008
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	8.50	2.06	20.97	16.95
2nd Quarter	8.53	4.16	19.89	12.65
3rd Quarter	8.30	5.51	15.25	11.10
4th Quarter	8.49	6.25	13.25	4.75
As of March 1, 2010, there were approximately 573 registered shareholders. The Company does not pay dividends and has no present intention of making dividend payments in the foreseeable future. The 2008 Credit Facility restricts the payment of dividends. Additional information pertaining to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the twelve months ended December 31, 2009, the Company did not repurchase any shares pursuant to its existing stock repurchase program; however, it did purchase 166,363 shares through its deferred compensation plans. For the twelve months ended December 31, 2008, the Company did not repurchase any shares pursuant to its existing stock repurchase program; however, it did purchase 30,230 shares through its deferred compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2009	1,800	(1)	$7.96	—	500,000
February 2009	—		—	—	500,000
March 2009	1,700	(1)	$2.60	—	500,000
April 2009	—		—	—	500,000
May 2009	58,800	(1)	$6.87	—	500,000
June 2009	11,200	(1)	$8.21	—	500,000
July 2009	2,500	(1)	$7.50	—	500,000
August 2009	3,200	(1)	$7.50	—	500,000
September 2009	59,700	(1)	$7.61	—	500,000
October 2009	16,000	(1)	$8.25	—	500,000
November 2009	7,100	(1)	$7.97	—	500,000
December 2009	4,363	(1)	$7.02	—	500,000

Total	166,363		$7.40	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.
Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2009, is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	excluding shares reflected in
	outstanding options	outstanding options	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	380,266	$10.129	160,000

Equity compensation plans not approved by security holders	none

Total	380,266	$10.129	160,000

ITEM 6. SELECTED FINANCIAL DATA
Selected consolidated financial data with respect to the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are presented below.

	Years Ended December 31,
	2009	2008	2007	2006 (1)	2005
	(amounts in thousands except per share data)
Net sales	$147,551	$185,954	$200,863	$176,773	$126,873
Income from continuing operations	$3,564	$4,636	$10,274	$6,860	$7,620
(Loss) from discontinued operations (2)	$(628)	$(2,302)	$(1,863)	$(3,307)	$(473)
Net income (3)	$2,936	$2,334	$8,411	$3,553	$7,147
Diluted net income per common share	$0.49	$0.39	$1.43	$0.61	$1.25
Shares used in computing diluted net income per common share	6,015	5,948	5,876	5,823	5,738
Cash dividend per common share	$—	$—	$—	$—	$—
Year-end financial position
Working capital	$35,064	$29,528	$30,606	$27,511	$25,807
Current ratio (4)	2.68	2.22	2.10	1.94	2.40
Total assets (5)	$99,451	$98,980	$104,673	$106,543	$70,314
Long-term debt	$—	$—	$6,000	$19,800	$—
Shareholders’ equity	$69,100	$64,860	$61,629	$50,419	$46,645
Book value per share	$11.27	$10.98	$10.54	$8.94	$8.33
Other
Capital expenditures (6)	$838	$2,426	$1,742	$3,055	$1,904
Depreciation and amortization	$3,395	$3,652	$3,600	$2,605	$1,986

(1)
On January 26, 2006, the Company completed the acquisition of Ault. On October 31, 2006, the Company completed the acquisition of MTE. Sales and operating results for both entities are included in fiscal year 2006 from the date of acquisition.

(2)	Discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities associated with SurfTech.

(3)	Fiscal 2008 includes a provision for environmental remediation of $1,410,000, net of tax. Fiscal 2006 includes a provision for environmental remediation of $2,480,000, net of tax.

(4)	The current ratio calculations for all years exclude net current assets and liabilities held for sale.

(5)	Deferred tax assets and liabilities, as of December 31, 2008, have been reclassified to include a deferred tax liability for foreign taxes previously reported as accrued income taxes.

(6)	Excludes assets acquired in business combinations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to other information in this Annual Report on Form 10-K, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. Over the last three years sales to international markets have amounted to 18%, 17% and 16% of the Company’s consolidated net sales. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.
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
Organization Of Financial Information
The Company’s Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption “Forward-Looking Statements” at the beginning of Item 7 of this Annual Report on Form 10-K. The consolidated financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the consolidated financial statements are the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements. Additionally, in Note 15, the Company provides a summary of net sales, income from continuing operations before income taxes, total assets, intangible assets, capital expenditures, depreciation and amortization by reportable segment. The Company’s Management’s Discussion and Analysis provides a more detailed discussion related to the operations of business segments.

In the sections that follow, statements with respect to 2009 or fiscal 2009 refer to the twelve month period ending December 31, 2009. Statements with respect to 2008 or fiscal 2008 refer to the twelve month period ending December 31, 2008.
Significant Transactions And Financial Trends
Included in the financial sections of this Annual Report on Form 10-K is a description of significant transactions or events that have materially affected earnings, cash flow and business trends. The Company’s Management’s Discussion and Analysis for fiscal 2009 also includes income and charges related to discontinued operations of $628,000, net of tax. The Company recorded cash flow from continuing operations of $11,896,000 in 2009 and maintained no bank debt at December 31, 2009. In 2009, the Company also incurred a restructuring charge of $690,000, of which $535,000 was recorded at SLPE and $155,000 was recorded at the High Power Group. Of these charges, $534,000 was recorded in the second quarter, $16,000 was recorded in the third quarter and $140,000 was recorded in the fourth quarter. The restructuring charges recorded at SLPE primarily relate to workforce reductions of both direct and indirect personnel. The restructuring charges recorded by the High Power Group relate to exit costs related to the move out of its leased facility in Juarez, Mexico to the Company’s existing facilities in Mexicali, Mexico. There were no employee termination costs related to this move. Additional information with respect to restructuring charges is found in Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Significant transactions in 2008 that impacted the Company’s financial results and cash flows include the pay down of bank debt in the net amount of $6,000,000 and the establishment of a reserve of $3,621,000 related to environmental matters. The charge for the environmental reserve was $2,269,000, net of tax, and was recorded as part of discontinued operations. The Company also established a restructuring charge of $677,000, of which $397,000 was recorded at SLPE and $280,000 was recorded at the High Power Group. Of these charges, $518,000 was recorded in the third quarter and $159,000 was recorded in the fourth quarter.
Business Trends
The Company experienced severe pressure on sales and income due to the global economic downturn, which began in the second half of 2008 and extended through 2009. Given the severity of the global economic weakness, over this period the Company reduced its cost structure to align its capacity with lower business levels. Capital investment was postponed where possible in 2009.
While these items are important in understanding and evaluating financial results and trends, other transactions or events, which are disclosed in this Management’s Discussion and Analysis, have a material impact on continuing operations. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the amounts of reported and contingent assets and liabilities at the date of the consolidated financial statements and the amounts of reported net sales and expenses during the reporting period.

The Securities and Exchange Commission (the “SEC”) has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the portrayal of the Company’s financial condition and results, and require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” Also during fiscal 2009, RFL recognized revenue under “Bill and Hold Arrangements” recorded according to the guidance provided by SAB No. 104. The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of 2009, 2008 and 2007. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value. This contract was essentially completed at December 31, 2009.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2009, 2008 and 2007 by approximately 0.6%, 0.8% and 0.7%, respectively.

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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.9% and 2.5% of gross trade receivables at December 31, 2009 and December 31, 2008, respectively.
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

Accounting For Income Taxes
On January 1, 2007, the Company adopted the provisions of ASC 740-10-55 “Income Taxes — Recognition and Measurement of Tax Positions.” At the adoption date, the Company applied the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption was to be recorded in the opening balance of retained earnings. As a result of the implementation, the Company did not recognize any change of its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of December 31, 2009 was $2,526,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2009, the Company reported accrued interest and penalties related to unrecognized tax benefits of $510,000. For additional disclosures related to accounting for income taxes, see Note 3 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of December 31, 2009 and December 31, 2008 were $9,389,000 and $9,399,000, respectively, net of valuation allowances of $560,000 ($121,000 for continuing operations and $439,000 for discontinued operations) for fiscal 2009 and $2,018,000 ($185,000 for continuing operations and $1,833,000 for discontinued operations) for 2008. The valuation allowances as of December 31, 2009 were reduced by $1,394,000 due to expiring state net operating losses from discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2009. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each reporting unit. Such assumptions take into account numerous factors including but not limited to historical experience, anticipated economic conditions, new product introductions, product cost and cost structure of each reporting unit. The growth rates assumptions were generally lower than those utilized in prior year forecasted periods, except in certain circumstances where operational strategies support otherwise. The lower growth rates are principally offset by the benefits from restructuring and other cost saving initiatives that are already reflected in fiscal 2009 results. Based upon the Company’s annual assessment using the assumptions described above, a hypothetical 20% reduction in the estimated fair value in each reporting unit would not result in an impairment charge.
The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based upon the Company’s annual assessment:
•
a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by a range of approximately 1% to 6% and would not result in an impairment of any reporting unit;

•
a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 14% to 26% and would not result in an impairment of any reporting unit; or

•
a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 4% to 6% and would not result in an impairment of any reporting unit.

There were no impairment charges in 2009, 2008 or 2007. Goodwill totaled $22,769,000 as of December 31, 2009 and December 31, 2008 (representing 23% of total assets). For 2009 and 2008, there were four reporting units identified for impairment testing. Those units are SLPE, MTE, Teal and RFL.

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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. The Company recorded charges of $2,250,000 during the last two quarters of 2008 related to environmental matters at its site in Camden, New Jersey. For additional information related to environmental matters, see Note 13 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of this Annual Report on Form 10-K.

Liquidity And Capital Resources

	December 31,	December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$9,967	$504	$9,463	1878%
Bank debt	$—	$—	$—	—
Working capital	$35,064	$29,528	$5,536	19%
Shareholders’ equity	$69,100	$64,860	$4,240	7%
At December 31, 2009, the Company reported a cash balance of $9,967,000, with no outstanding bank debt. At December 31, 2009, total availability under the 2008 Credit Facility was $28,200,000. During fiscal 2009, the net cash provided by continuing operating activities was $11,896,000, as compared to net cash provided by continuing operating activities of $10,046,000 during fiscal 2008. The primary sources of cash provided by continuing operating activities for 2009 were income from continuing operations of $3,564,000, collections of accounts receivable of $3,087,000, a decrease in inventory of $2,762,000 and a decrease in prepaid expenses of $373,000. In addition, depreciation and amortization of $3,395,000 was also added to income from continuing operations. These sources of cash and add-backs were partially offset by a decrease in other accrued liabilities of $1,676,000 and payments of $740,000 under deferred compensation supplemental retirement programs. During fiscal 2008, the net cash provided by continuing operating activities was $10,046,000, as compared to net cash provided by continuing operating activities of $15,232,000 during fiscal 2007. The primary sources of cash provided by continuing operating activities for 2008 were income from continuing operations of $4,636,000, collections of accounts receivable of $4,809,000 and an add-back of accrued income taxes of $2,536,000. In addition, depreciation and amortization of $3,652,000 was also added to income from continuing operations. These sources of cash and add-backs were partially offset by an increase in deferred taxes of $1,013,000 and a decrease in accounts payable of $2,358,000. Accounts payable decreased as cash flow, which would otherwise be used to retire bank debt, was used to pay vendor invoices to qualify for discounts. The largest decrease in accounts payable was recorded at SLPE in the amount of $2,228,000.
During 2009, net cash used in investing activities was $948,000. This use of cash was primarily related to a building expansion in Matamoros, Mexico for SL-MTI. Cash was also used for the purchase of machinery, computer hardware, software and demonstration equipment. During 2008, net cash used in investing activities was $2,434,000. Investing activities related to the purchases of machinery, building improvements and manufacturing equipment in the amount of $2,426,000.
During 2009, net cash provided by financing activities was $824,000, which was related to treasury stock activity, partially offset by the payment related to financing costs. During 2008, net cash used in financing activities was $5,923,000, primarily due to repayment of debt of $6,000,000 under the Company’s previous credit facility and payments of financing costs of $551,000, offset by the net proceeds of $567,000 from the sale of treasury stock.

On October 23, 2008, the Company entered into the 2008 Credit Facility, with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility originally provided for maximum borrowings of $60,000,000. During the second quarter of 2009, certain covenant terms were reset and the maximum credit line was reduced to $40,000,000. Additional information with respect to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K.
The Company’s current ratio was 2.68 to 1 at December 31, 2009 and 2.22 to 1 at December 31, 2008. Current assets increased by $2,272,000 from December 31, 2008, while current liabilities decreased by $3,264,000 during the same period.
The Company maintained no outstanding bank debt at December 31, 2009 and December 31, 2008.
Capital expenditures were $838,000 in 2009, which represents a decrease of $1,588,000, or 65%, from the capital expenditure levels of the comparable period in 2008. Capital expenditures in 2009 were attributable to a plant expansion, as mentioned above, machinery, computer hardware and software purchases. Capital expenditures of $2,426,000 were made in 2008. These expenditures primarily related to machinery, computer hardware and software purchases.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations in 2009 and 2008.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at December 31, 2009 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,224	$1,372	$1	$—	$2,597
Debt	—	—	—	—	—
Capital Leases	4	—	—	—	4
Other Obligations	—	—	—	—	—

	$1,228	$1,372	$1	$—	$2,601

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
RESULTS OF OPERATIONS
Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

	Years Ended December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$53,464	$72,811	$(19,347)	(27%)
High Power Group	44,865	60,462	(15,597)	(26%)

Total	98,329	133,273	(34,944)	(26%)

SL-MTI	28,277	28,647	(370)	(1%)
RFL	20,945	24,034	(3,089)	(13%)

Total	$147,551	$185,954	$(38,403)	(21%)

	Years Ended December 31,
	2009	2008	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$735	$315	$420	133%
High Power Group	3,194	4,868	(1,674)	(34%)

Total	3,929	5,183	(1,254)	(24%)

SL-MTI	4,426	3,892	534	14%
RFL	1,919	2,379	(460)	(19%)
Other	(5,185)	(4,141)	(1,044)	(25%)

Total	$5,089	$7,313	$(2,224)	(30%)

Consolidated net sales for 2009 decreased by $38,403,000, or 21%. When compared to 2008, net sales of the Power Electronics Group decreased by $34,944,000, or 26%; net sales of SL-MTI decreased by $370,000, or 1%; and net sales of RFL decreased by $3,089,000, or 13%.
In 2009, the Company’s income from operations was $5,089,000, compared to $7,313,000 in 2008, representing a decrease of $2,224,000, or 30%. All of the Company’s operating business segments recorded income from operations in each of 2009 and 2008.

Income from continuing operations in 2009 was $3,564,000, or $0.59 per diluted share, compared to income from continuing operations in 2008 of $4,636,000, or $0.78 per diluted share. In 2009 and 2008, income from continuing operations benefited from research and development tax credits by approximately $611,000 and $351,000, or $0.10 and $0.06 per diluted share, respectively. Also, the restructuring costs in 2009 and 2008 of $690,000 and $677,000, respectively, had a negative impact of approximately $0.08 per diluted share, for each of 2009 and 2008. The Company’s business segments and the components of operating expenses are discussed in the following sections.
For 2009, SLPE recorded net sales of $53,464,000, or 36% of consolidated net sales, compared to $72,811,000, or 39% of consolidated net sales in 2008. At SLPE, the net sales of its medical equipment product line decreased by $9,759,000, or 24%. Sales of the industrial product line decreased by $4,199,000, or 34%, while sales of the data communications product line decreased by $5,086,000, or 27%. The decrease in sales in the medical equipment product line is due to the uncertainty related to pending healthcare legislation and the overall economic slowdown. The decrease in the data communications product line was due to continued weak market demand in this segment. The decrease in sales of the industrial product line was caused by decreased orders from distributors, who have maintained lower inventory levels due to lower economic activity. The amount of returns and distributor credits decreased to approximately 2% of gross sales in 2009, compared to 3% in 2008. Domestic sales decreased by approximately 31%, while international sales decreased by approximately 5% in 2009. SLPE reported income from operations of $735,000 in 2009, which represented an increase of 133% from 2008. Compared to 2008, SLPE’s cost of products sold percentage decreased by 3% and operating costs decreased by $4,439,000 (excluding restructuring costs). This decrease in operating costs is related to reduced sales and cost savings initiatives implemented during the second half of 2008 and the second quarter of 2009.
In 2009, the High Power Group reported net sales of $44,865,000, or 31% of consolidated net sales, compared to $60,462,000, or 33% of consolidated net sales, in 2008. The High Power Group recorded an overall decrease in net sales of $15,597,000, or 26%, in 2009. Income from operations was $3,194,000, compared to $4,868,000 in 2008, or a decrease of 34%. Teal, which is part of the High Power Group, recorded a net sales decrease of $10,025,000, or 27%, while MTE recorded a sales decrease of $5,572,000, or 24%. Teal’s sales decrease is attributable to a decrease in demand from medical imaging equipment manufacturers in the amount of $9,192,000, or 28%. Teal’s sales to semiconductor manufacturers decreased by $1,301,000, or 66%. These decreases were partially offset by increases in the military, aerospace and other product lines, which grew by $468,000, or 17%, in 2009. MTE’s sales decreased by $5,572,000, or 24%. Sales to both OEMs and distributors declined sharply from last year as a result of the global economic downturn. Domestic sales decreased by 21%, while international sales decreased by 38%. Teal’s income from operations decreased by $1,396,000, or 31%, due to the decrease in sales. MTE’s income from operations decreased by $278,000, or 70%, due to decreased sales.
In 2009, SL-MTI reported net sales of $28,277,000, or 19% of consolidated net sales, compared to $28,647,000, or 15% of consolidated net sales in 2008. In 2009, SL-MTI’s net sales decreased approximately $370,000, or 1%, while income from operations increased by $534,000, or 14%, compared to 2008. Sales to customers in the defense industry increased by $2,055,000, primarily to international customers. Sales to the aerospace industry decreased by $1,403,000 due to decreased demand and delayed new programs. Sales of medical products and commercial products decreased by $377,000 and $645,000, respectively. SL-MTI’s cost of products sold percentage decreased by 4% in 2009, compared to 2008. This improvement was due to greater productivity at its facilities as a result of lean initiatives, lower scrap and rework costs and improved raw materials sourcing.

In 2009, RFL reported net sales of $20,945,000, or 14% of consolidated net sales, compared to $24,034,000, or 13% of consolidated net sales in 2008. In 2009, RFL’s net sales decreased approximately $3,089,000, or 13%, while income from operations decreased by approximately $460,000, or 19%, compared to 2008. Sales of protection products decreased by $2,457,000, or 18%. This decrease was primarily related to lower demand from utility customers, particularly for teleprotection equipment both in the domestic and international markets. Sales of carrier communications products decreased by $500,000, or 5%, due to a decline in sales related to multiplexer products and fewer maintenance orders. RFL’s customer service sales also decreased by $132,000, or 13%. Domestic sales decreased by 6% in 2009. Export sales decreased by 33%. In 2008 RFL delivered a relatively large international order, which affected the comparison to 2009. The decrease in income from operations is related to lower sales volume.
Cost Of Products Sold
Although sales decreased 21%, cost of products sold as a percentage of net sales, was approximately 67% in 2009, compared to 70% in 2008. SLPE’s cost of products sold percentage decreased by approximately 3% in 2009, compared to 2008. The High Power Group also recorded a 3% decrease and SL-MTI experienced a 4% decrease in their respective cost of products sold percentage. Overall, some of the more significant contributing factors to the improved cost of products sold percentage were (1) cost containment programs initiated in the second half of fiscal 2008 and in the second quarter of 2009, which included direct and indirect labor reductions, (2) lean manufacturing initiatives implemented throughout the Company’s facilities, (3) reduced commodity prices in 2009, compared to 2008, (4) favorable currency rates in both China and Mexico, (5) accelerated production transfers to Mexico from the United States, (6) reduced overhead expenses and scrap expenses, and (7) reduced returns and discounts. Also, in 2008, SLPE recorded an inventory reserve of $492,000 with respect to a discontinued product, which negatively affected the cost of products sold percentage. The decrease of the High Power Group cost of products sold percentage was primarily attributable to MTE, which decreased these costs by 4%. In 2008, MTE experienced significantly higher commodity prices, freight charges, inventory adjustments and incremental costs associated with moving facilities.
Engineering And Product Development Expenses
As a percentage of net sales, engineering and product development expenses were approximately 8% in 2009 and 2008. Engineering and product development expenses decreased by approximately $2,397,000, or 17%, in 2009. This decrease is primarily attributable to a decrease at SLPE of $1,953,000, or 27%, which reduced staff in the process of consolidating two design centers in the fourth quarter of 2008, and otherwise lowered facility costs. SLPE also incurred lower consulting and agency fees and received greater non-recurring engineering fees for new OEM programs. The High Power Group experienced a decrease of $522,000, or 16%, primarily due to reductions at MTE in payroll, consulting expenses and travel. SL-MTI reported an increase of $348,000, or 22%, in 2009 due to the increased number of engineering jobs and less customer funding. RFL reported a decrease of $270,000, or 15%.

Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 19% of net sales for 2009 and 17% of net sales for 2008. These expenses decreased by $2,797,000, or 9%, while sales decreased 21% from prior year. SLPE recorded a $2,314,000, or 22%, decrease in selling, general and administrative costs on a sales decrease of 27%. The decrease is primarily due to the restructuring initiatives instituted in the latter part of fiscal 2008 and in 2009, which reduced administrative staffing levels, commissions and professional and consulting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $696,000, primarily related to reduced administrative personnel, lower commissions, recruiting expenses and travel and marketing costs. SL-MTI’s selling, general and administrative expenses remained relatively constant. RFL’s expenses decreased by $824,000, or 12%, primarily attributable to lower sales costs. Corporate and Other expenses increased by $1,044,000, or 25%, primarily due to increases in non-cash stock-based compensation expense, which accounted for $556,000 of the increase (compared to a benefit recorded in 2008). There were also increases in bank fees, internal control compliance costs and professional expenses. In addition, in 2009, the Company recorded a smaller benefit related to its insurance premiums than the benefit recorded in 2008.
Depreciation And Amortization Expenses
Depreciation and amortization expenses in 2009 were $3,395,000, a decrease of approximately $257,000, or 7%, compared to depreciation and amortization expenses in 2008.
Restructuring Costs
The Company recorded restructuring costs of $690,000 in 2009 and $677,000 in 2008. Of the $690,000, SLPE recorded $535,000 and MTE recorded $155,000. The charges recorded at SLPE related primarily to workforce reductions to align its cost structure to reduced business levels. The charges recorded at MTE were primarily due to certain termination costs in connection with the transfer of production from its leased facility in Juarez, Mexico to the Company’s manufacturing facilities in Mexicali, Mexico. Of the $677,000 recorded in 2008, SLPE recorded $397,000 in restructuring costs primarily related to workforce reductions. The workforce reduction affected SLPE’s operations in Mexico, China, the United Kingdom and Minnesota. MTE incurred restructuring costs of $280,000, primarily related to the cost of consolidating facilities. There were no severance costs in MTE’s restructuring charges. The Company will continue to review its business levels and cost structure and may initiate further cost optimization initiatives, as may be necessary due to business activity.
Amortization Of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.” During the third quarter of 2009, the 2008 Credit Facility was reset and amended. The Company paid a one-time fee of $250,000 in consideration for these waivers and amendments. This cost has been deferred and is being amortized over the remaining life of the 2008 Credit Facility.
Interest Income (Expense)
In 2009, interest income was $8,000, compared to $28,000 in 2008. Interest expense in 2009 was $63,000, compared to $237,000 in 2008. The decrease in interest expense for 2009 is primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008. The average debt outstanding in 2008 was $4,050,000. The Company maintained no outstanding bank debt in 2009.

Taxes
The effective tax rate for 2009 was approximately 24%. In 2008, the effective tax rate was 34%. The rates for both periods reflect the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits. The benefit rate related to the research and development tax credits was 13% for 2009 and 5% for 2008. The tax credit for 2009 was positively impacted by the recognition of previously unrecognized tax benefits.
Discontinued Operations
During 2009, the Company recorded a loss from discontinued operations, net of tax, of $628,000. These charges related to ongoing environmental remediation and legal costs. During 2008, the Company recorded a loss from discontinued operations, net of tax, of $2,302,000. These charges related to ongoing environmental remediation and legal costs. Also in 2008, the Company recorded additional costs of $1,410,000, net of tax, related to estimated environmental remediation costs at the Camden Site. In addition, the Company wrote-off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the aggregate amount of $77,000, net of tax. The Company also recorded a gain of $59,000, net of tax, for a settlement related to a discontinued operation. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K. Other costs are related to ongoing environmental and legal charges incurred during the year.
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
Income from continuing operations in 2008 was $4,636,000, or $0.78 per diluted share, compared to income from continuing operations in 2007 of $10,274,000, or $1.75 per diluted share. In 2008 and 2007, income from continuing operations benefited by approximately $351,000 and $756,000, or $0.06 and $0.13 per diluted share, respectively, due to research and development tax credits. Also, in 2008, the restructuring costs recorded by the Company of $677,000 had a negative impact of approximately $0.08 per diluted share. The Company’s business segments and the components of operating expenses are discussed in the following sections.
For 2008, SLPE recorded net sales of $72,811,000, or 39%, of consolidated net sales, compared to $91,072,000, or 45%, of consolidated net sales in 2007. At SLPE, the net sales of its medical equipment product line decreased by $13,101,000, or 24%. SLPE’s sales of its industrial product line decreased by 21%, while sales of its data communications product line decreased by 10%. The decrease in sales in the medical product line was primarily the result of a sudden and significant reduction of orders from two customers. The decrease in sales of the industrial product line was due to decreased orders from distributors and the decrease in the data communications product line was due to overall weakness in this market segment. Also, affecting net sales was the amount of returns and distributor credits recorded in 2008, which represented approximately 3% of gross sales, compared to 2% in 2007. Domestic sales decreased by approximately 19%, while international sales decreased by approximately 24% in 2008. During 2008, SLPE experienced a significant downturn in orders from two customers, as mentioned previously, in the medical equipment product line, one of which accounted for most of the decrease in international sales. SLPE reported income from operations of $315,000 in 2008, which represented a decrease of 96% from 2007. SLPE’s income from operations was negatively impacted by the 20% reduction in net sales. SLPE’s cost of products sold percentage increased to 72% of net sales, compared to 69% in 2007. This increase was due to lower sales volume, which led to lower absorption of overhead costs, unfavorable foreign exchange and additions to excess and obsolete reserves. In addition, SLPE recorded a reserve of $492,000 related to a discontinued product. The reserve adjustments were recorded in the fourth quarter of 2008. SLPE also recorded restructuring costs of $397,000 in the third and fourth quarters of 2008.

The High Power Group reported net sales of $60,462,000, or 33%, of consolidated net sales, compared to $58,025,000, or 29%, of consolidated net sales in 2007. The High Power Group recorded an overall increase in net sales of $2,437,000, or 4%, in 2008. Income from operations was $4,868,000, compared to $7,810,000, or a decrease of 38%. Teal, which is part of the High Power Group, recorded a net sales decrease of $494,000, or 1%, while MTE recorded a sales increase of $2,931,000, or 15%. Teal’s sales decrease was attributable to a decrease in demand from semiconductor manufacturers in the amount of $3,648,000, or 65%. This decrease was partially offset by increases in the military, aerospace and other product lines, which grew by $2,166,000, or greater than 300% in 2008. This was a relatively new market for Teal. In 2008, Teal’s sales of medical imaging equipment increased by $988,000, or 3%, compared to 2007. MTE’s sales increased by $2,931,000, or 15%, which was driven by sales to OEMs servicing domestic and international petrochemical, mining, agriculture and waste water pumping industries. Domestic sales increased by 10%, while international sales increased by 39%. Teal’s income from operations decreased by $481,000, or 10%, primarily due to the decrease in sales and higher steel prices. Steel prices increased approximately 50%, compared to 2007. The increase in sales at MTE did not translate to a corresponding increase in income from operations because: (i) the cost of products sold percentage of sales increased by 12% as a result of higher commodity prices (particularly steel and copper), higher freight charges, an inventory adjustment to reflect lower market value and lower labor efficiency and other incremental costs associated with shifting production to lower cost facilities, (ii) the engineering and product development costs increased by $394,000, or 41%, primarily due to the hiring of additional engineers, increased agency, testing and professional fees; and (iii) the recording of $280,000 in restructuring costs.
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
In 2008, RFL’s net sales increased approximately $524,000, or 2%, while income from operations decreased by approximately $298,000, or 11%, compared to 2007. Sales of RFL’s protection products increased by $1,824,000, or 15%. RFL’s customer service sales also increased by $105,000, or 12%. In 2008, sales of carrier communications products decreased by $1,405,000, or 13%. Domestic sales decreased by 3% in 2008. Export sales increased by 22%, primarily due to a large international order. In 2008, selling, general and administrative costs increased by $429,000. During 2007, RFL realized benefits of $341,000 due to the sale of securities, the receipt of a death benefit and the reduction of a potential claim pertaining to certain insurance policies carried by RFL. Without these benefits in 2007, the 2008 increase of selling, general and administrative expenses would have amounted to $88,000, or 1%.

Cost Of Products Sold
As a percentage of net sales, cost of products sold was approximately 70% in 2008, compared to 67% in 2007. SLPE’s cost of products sold percentage increased by approximately 3% in 2008. The High Power Group recorded a 5% increase in its cost of products percentage. SL-MTI experienced a decrease of approximately 1%, while RFL remained relatively stable in 2008 and 2007.
SLPE’s increase was primarily due to lower sales, which led to lower absorption of overhead costs, and additional inventory reserves of $964,000. The reserve adjustments were recorded in the fourth quarter of 2008 and pertain to a discontinued product and an increase in SLPE’s excess and obsolescence reserves. The High Power Group experienced a 5% increase in its cost of products sold as a percentage of net sales. This increase was attributable to MTE, which increased by 12% due to significantly higher commodity prices, freight charges, inventory adjustments and incremental costs associated with relocating manufacturing operations, as previously mentioned. Teal’s cost of products sold as a percentage of net sales increased by approximately 1% as a result of reduced sales, as well as higher steel prices and lamination charges.
Engineering And Product Development Expenses
As a percentage of net sales, engineering and product development expenses were approximately 8% in 2008 and 6% in 2007. Engineering and product development expenses increased by approximately $1,181,000, or 9%, in 2008. SLPE increased engineering and product development expenses by $696,000, or 11%, primarily due to the hiring of additional engineers in both the United States and China, the increase of agency fees due to new product releases and an increase of professional and legal fees. The High Power Group experienced an increase of $383,000, or 14%, primarily due to additional engineers, increased prototypes and increased professional fees at MTE. RFL reported an increase of $108,000, or 6%, in 2008, while SL-MTI experienced relatively stable engineering and product development costs in 2008 and 2007.
Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 17% of net sales for 2008 and 2007. These expenses decreased by $3,192,000, or 9%, while sales decreased 7% from prior year. SLPE recorded a $1,363,000, or 11%, decrease in selling, general and administrative costs on a sales decrease of 20%. The decrease was primarily related to reduction in personnel, commissions, bonus expenses and reduced travel and advertising costs. Corporate and Other expenses decreased by $2,029,000, or 33%, due primarily to a decrease in bonus expense of $761,000, lower stock-based compensation expense of $818,000 and reduced consulting expense of $772,000. The relative decrease of selling, general and administrative expenses was mitigated because the Company received a lower benefit from its insurance programs in 2008, compared to 2007. In 2008, RFL recorded a $429,000, or 7%, increase in selling, general and administrative costs. As mentioned previously, RFL recorded a benefit of $341,000 in 2007 related to certain insurance policies. Without this benefit, selling, general and administrative costs would have increased by $88,000, as a result of increased commissions and bonus accruals. The High Power Group and SL-MTI experienced minimal changes in their selling, general and administrative costs in 2008, compared to 2007.

Depreciation And Amortization Expenses
Depreciation and amortization expenses in 2008 were $3,652,000, an increase of approximately $52,000, or 1%. This increase was primarily related to equipment and software additions made in 2008.
Restructuring Costs
The Company recorded restructuring costs of $677,000 in 2008. Of these charges, $518,000 was recorded in the third quarter 2008 and $159,000 was recorded in the fourth quarter 2008. Of the $677,000, SLPE recorded $397,000 in restructuring costs primarily related to workforce reductions to align SLPE’s cost structure to current and anticipated business levels. The workforce reduction affected SLPE’s operations in Mexico, China, the United Kingdom and Minnesota. MTE incurred restructuring costs of $280,000, primarily related to the cost of consolidating facilities. There were no severance costs in MTE’s restructuring charges.
Amortization Of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility. The amortization costs in 2007 related to the 2005 Credit Facility, of which approximately $258,000 was amortized over three years.
Interest Income (Expense)
In 2008, interest income was $28,000, compared to $47,000 in 2007. Interest expense in 2008 was $237,000, compared to $855,000 in 2007. The decrease in interest expense for 2008 was primarily related to the significant reduction of debt levels in 2008, compared to 2007. The average debt outstanding in 2008 was $4,050,000, compared to $13,035,000 in 2007.
Taxes
The effective tax rate for 2008 was approximately 34%. In 2007, the effective tax rate was 32%. The rates for both periods reflected the statutory rate after adjustments for state and international tax provisions, which was offset by the recording of benefits from research and development tax credits. The benefit rate related to the recording of research and development tax credits was 5% for both 2008 and 2007.
Discontinued Operations
During 2008, the Company recorded a loss from discontinued operations, net of tax, of $2,302,000. These charges related to ongoing environmental remediation and legal costs. Also in 2008, the Company recorded additional costs of $1,410,000, net of tax, related to estimated environmental remediation costs at the Camden Site. In addition, the Company wrote-off the net book value of its properties in Camden, New Jersey and Pennsauken, New Jersey in the aggregate amount of $77,000, net of tax. The Company also recorded a gain of $59,000, net of tax, for a settlement related to a discontinued operation. In 2007, the Company recorded a loss from discontinued operations, net of tax, of $1,863,000. These charges related to ongoing environmental remediation and legal costs. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K. Other costs were related to ongoing environmental and legal charges incurred during the year.

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
Not applicable.
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

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with GAAP.
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
The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2009 and concluded that such internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

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
(a) (2) Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 are submitted herewith:
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

SL INDUSTRIES, INC.
(Company)

By:	/s/ James C. Taylor James C. Taylor	Date: March 30, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By:	/s/ Glen M. Kassan Glen M. Kassan — Chairman of the Board	Date: March 30, 2010

By:	/s/ James C. Taylor James C. Taylor — President and Chief Executive Officer	Date: March 30, 2010
(Principal Executive Officer)

By:	/s/ David R. Nuzzo David R. Nuzzo — Vice President, Chief Financial Officer,	Date: March 30, 2010
Treasurer and Secretary (Principal Financial and Accounting Officer)

By:	/s/ J. Dwane Baumgardner J. Dwane Baumgardner — Director	Date: March 30, 2010

By:	/s/ Avrum Gray Avrum Gray — Director	Date: March 30, 2010

By:	/s/ James R. Henderson James R. Henderson — Director	Date: March 30, 2010

By:	/s/ James A. Risher James A. Risher — Director	Date: March 30, 2010

By:	/s/ Mark E. Schwarz Mark E. Schwarz — Director	Date: March 30, 2010

By:	/s/ John H. McNamara John H. McNamara — Director	Date: March 30, 2010

INDEX TO EXHIBITS
The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #		Description
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
Amendment to Change-in-Control Agreement, dated December 22, 2008, to the Change-in-Control Agreement dated, May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.10*
Long-Term Bonus Agreement, dated September 1, 2005 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

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

SL Industries, Inc.
Index to Financial Statements and Financial Statement Schedule

Page number
in this report

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Income	F4

Consolidated Statements of Comprehensive Income	F4

Consolidated Statements of Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 to F35

Financial Statement Schedule:

II. Valuation and Qualifying Accounts	F36

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SL Industries, Inc.
We have audited the accompanying consolidated balance sheets of SL Industries, Inc. and its subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 30, 2010

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,967,000	$504,000
Receivables, net	22,388,000	25,496,000
Inventories, net	18,815,000	21,578,000
Prepaid expenses	685,000	1,059,000
Deferred income taxes, net	4,058,000	5,004,000

Total current assets	55,913,000	53,641,000

Property, plant and equipment, net	9,274,000	10,648,000
Deferred income taxes, net	5,331,000	4,395,000
Goodwill	22,769,000	22,769,000
Other intangible assets, net	4,939,000	5,831,000
Other assets and deferred charges	1,225,000	1,696,000

Total assets	$99,451,000	$98,980,000

LIABILITIES
Current liabilities:
Accounts payable	$10,208,000	$9,942,000
Accrued income taxes	830,000	1,616,000
Accrued liabilities
Payroll and related costs	3,482,000	5,259,000
Other	6,329,000	7,296,000

Total current liabilities	20,849,000	24,113,000

Debt	—	—
Deferred compensation and supplemental retirement benefits	2,365,000	2,681,000
Other liabilities	7,137,000	7,326,000

Total liabilities	30,351,000	34,120,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,027,000	43,651,000
Retained earnings	42,071,000	39,135,000
Accumulated other comprehensive (loss)	(141,000)	(118,000)
Treasury stock at cost, 2,166,000 and 2,391,000 shares, respectively	(17,517,000)	(19,468,000)

Total shareholders’ equity	69,100,000	64,860,000

Total liabilities and shareholders’ equity	$99,451,000	$98,980,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007

Net sales	$147,551,000	$185,954,000	$200,863,000
Cost and expenses:
Cost of products sold	98,732,000	129,473,000	134,394,000
Engineering and product development	11,575,000	13,972,000	12,791,000
Selling, general and administrative	28,070,000	30,867,000	34,059,000
Depreciation and amortization	3,395,000	3,652,000	3,600,000
Restructuring costs	690,000	677,000	—

Total cost and expenses	142,462,000	178,641,000	184,844,000

Income from operations	5,089,000	7,313,000	16,019,000
Other income (expense):
Amortization of deferred financing costs	(351,000)	(77,000)	(88,000)
Interest income	8,000	28,000	47,000
Interest expense	(63,000)	(237,000)	(855,000)

Income from continuing operations before income taxes	4,683,000	7,027,000	15,123,000
Income tax provision	1,119,000	2,391,000	4,849,000

Income from continuing operations	3,564,000	4,636,000	10,274,000
(Loss) from discontinued operations (net of tax)	(628,000)	(2,302,000)	(1,863,000)

Net income	$2,936,000	$2,334,000	$8,411,000

Basic net income (loss) per common share
Income from continuing operations	$0.59	$0.79	$1.80
(Loss) from discontinued operations (net of tax)	(0.10)	(0.39)	(0.33)

Net income	$0.49	$0.40	$1.47

Diluted net income (loss) per common share
Income from continuing operations	$0.59	$0.78	$1.75
(Loss) from discontinued operations (net of tax)	(0.10)	(0.39)	(0.32)

Net income	$0.49	$0.39	$1.43

Shares used in computing basic net income (loss) per common share	6,004,000	5,868,000	5,714,000
Shares used in computing diluted net income (loss) per common share	6,015,000	5,948,000	5,876,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Net income	$2,936,000	$2,334,000	$8,411,000
Other comprehensive income (net of tax):
Foreign currency translation	(23,000)	(48,000)	(41,000)

Comprehensive income	$2,913,000	$2,286,000	$8,370,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

							Accumulated
	Common Stock				Capital in		Other
	Issued		Held In Treasury		Excess of	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Earnings	(Loss)
Balance December 31, 2006	8,298,000	$1,660,000	(2,658,000)	$(20,491,000)	$40,889,000	$28,390,000	$(29,000)
Net income						8,411,000
Foreign currency translation							(41,000)
Other, including exercise of employee stock options and related income tax benefits			233,000	1,857,000	1,381,000
Treasury stock sold			83,000	655,000	729,000
Stock repurchase plan			(12,000)	(177,000)
Treasury stock purchased			(95,000)	(1,605,000)

Balance December 31, 2007	8,298,000	$1,660,000	(2,449,000)	$(19,761,000)	$42,999,000	$36,801,000	$(70,000)

Net income						2,334,000
Foreign currency translation							(48,000)
Other, including exercise of employee stock options and related income tax benefits			4,000	34,000	27,000
Stock-based compensation					317,000
Treasury stock sold			84,000	684,000	308,000
Treasury stock purchased			(30,000)	(425,000)

Balance December 31, 2008	8,298,000	$1,660,000	(2,391,000)	$(19,468,000)	$43,651,000	$39,135,000	$(118,000)

Net income						2,936,000
Foreign currency translation							(23,000)
Stock-based compensation					253,000
Treasury stock sold			391,000	3,182,000	(877,000)
Treasury stock purchased			(166,000)	(1,231,000)

Balance December 31, 2009	8,298,000	$1,660,000	(2,166,000)	$(17,517,000)	$43,027,000	$42,071,000	$(141,000)

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$2,936,000	$2,334,000	$8,411,000
Adjustment for losses from discontinued operations	628,000	2,302,000	1,863,000

Income from continuing operations	3,564,000	4,636,000	10,274,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,080,000	2,218,000	2,216,000
Amortization	1,315,000	1,434,000	1,384,000
Amortization of deferred financing costs	351,000	77,000	88,000
Stock-based compensation	253,000	317,000	—
Non-cash compensation (benefit) expense	(18,000)	(655,000)	638,000
Non-cash restructuring	—	170,000	—
Provisions for (recoveries of) losses on accounts receivable	22,000	(169,000)	35,000
Cash surrender value of life insurance policies	(14,000)	(13,000)	(29,000)
Deferred compensation and supplemental retirement benefits	421,000	431,000	454,000
Deferred compensation and supplemental retirement benefit payments	(740,000)	(543,000)	(520,000)
Deferred income taxes	152,000	(1,013,000)	(183,000)
Loss on sales of equipment	104,000	159,000	79,000
Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
Accounts receivable	3,087,000	4,809,000	557,000
Note receivable	—	—	561,000
Inventories	2,762,000	664,000	(1,152,000)
Prepaid expenses	373,000	(100,000)	617,000
Other assets	35,000	91,000	—
Accounts payable	267,000	(2,358,000)	(1,290,000)
Other accrued liabilities	(1,676,000)	(2,645,000)	1,246,000
Accrued income taxes	(442,000)	2,536,000	257,000

Net cash provided by operating activities from continuing operations	11,896,000	10,046,000	15,232,000
Net cash (used in) operating activities from discontinued operations	(2,297,000)	(1,680,000)	(2,165,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,599,000	8,366,000	13,067,000

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(65,000)
Purchases of property, plant and equipment	(838,000)	(2,426,000)	(1,742,000)
Purchases of other assets	(110,000)	(8,000)	(283,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(948,000)	(2,434,000)	(2,090,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	100,000	20,440,000	22,570,000
Payments of Revolving Credit Facility	(100,000)	(26,440,000)	(36,370,000)
Payments of deferred financing costs	(250,000)	(551,000)	—
Proceeds from stock options exercised	—	54,000	2,654,000
Tax benefit from exercise of stock options	—	7,000	584,000
Treasury stock sales (purchases), net	1,074,000	567,000	(398,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	824,000	(5,923,000)	(10,960,000)

Effect of exchange rate changes on cash	(12,000)	(238,000)	(41,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,463,000	(229,000)	(24,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	504,000	733,000	757,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,967,000	$504,000	$733,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies
Background: SL Industries, Inc. (the “Company”), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic products and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company’s products are largely sold to original equipment manufacturers, the utility industry, and, to a lesser extent, commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Notes 15 and 16. The Company’s discontinued operations are described and defined in Note 2.
Basis Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2009 and December 31, 2008, cash and cash equivalents held in the United States are held principally at one financial institution.
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
Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $651,000 and $621,000 as of December 31, 2009 and December 31, 2008, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out (“FIFO”) method. Cost for certain inventories is determined using the last-in, first-out (“LIFO”) method. The Company’s carrying cost of inventory is valued at the lower of cost or market as the Company continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to market value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, defined as selling price less costs to complete and dispose and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.
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
Goodwill And Other Intangibles: The Company follows Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other,” which requires that goodwill and other indefinite-lived intangible assets will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives.
The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2009.
A two-step process is utilized to determine if goodwill has been impaired. In the first step, the fair value of each reporting unit is compared to the net asset value recorded for such unit. If the fair value exceeds the net asset value, the goodwill of the reporting unit is not adjusted. However, if the recorded net asset value exceeds the fair value, the Company would perform a second step to measure the amount of impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the goodwill recorded for such unit. If the recorded amount of goodwill exceeds the implied fair value, an impairment loss is recognized in the amount of the excess.

As a result of the testing that was conducted as of December 31, 2009, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. There were no impairment charges related to goodwill and intangible assets recorded during 2009, 2008 and 2007.
Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets in accordance with ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.
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
Debt Issuance Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Product Warranty Costs: The Company offers various warranties on its products. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2009, 2008 and 2007, these expenses were $728,000, $898,000 and $561,000, respectively.
Advertising Costs: Advertising costs are expensed as incurred. For 2009, 2008 and 2007, these costs were $214,000, $245,000 and $496,000, respectively.
Research And Development Costs: Research and development costs are expensed as incurred. For 2009, 2008 and 2007, these costs were $2,987,000, $3,287,000 and $3,094,000, respectively.

Income Taxes: The Company accounts for income taxes based on the estimated effective annual income tax rates. The tax provision differs from taxes payable due to certain items of income, and expenses are recognized in different periods for financial statement purposes than for tax return purposes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company establishes valuation allowances if the Company believes that it is more likely than not that some of the deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it is more likely than not that the benefit will be sustained on audit by the taxing authority based on the merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, based on the Company’s judgment, is greater than fifty percent likely to be realized. The Company records interest and penalties related to unrecognized tax benefits as income tax expense.
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
Net Income Per Common Share: The Company has presented net income per common share pursuant to ASC 260 “Earnings Per Share.” Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.
Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income per share:

	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
For the Year Ended December 31, 2009:
Basic net income per common share	$2,936	6,004	$0.49
Effect of dilutive securities	—	11	—

Diluted net income per common share	$2,936	6,015	$0.49

For the Year Ended December 31, 2008:
Basic net income per common share	$2,334	5,868	$0.40
Effect of dilutive securities	—	80	(0.01)

Diluted net income per common share	$2,334	5,948	$0.39

For the Year Ended December 31, 2007:
Basic net income per common share	$8,411	5,714	$1.47
Effect of dilutive securities	—	162	(0.04)

Diluted net income per common share	$8,411	5,876	$1.43

For the year ended December 31, 2009, approximately 253,000 stock options were excluded from the dilutive computations. No stock options were excluded for the years ended December 31, 2008 and December 31, 2007. Stock options are excluded from dilutive computations when the option exercise prices are greater than the average market price of the Company’s common stock.
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

On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. The Company recorded $253,000 and $317,000, respectively, in compensation expense in the consolidated statements of income for the years ended December 31, 2009 and December 31, 2008. As of December 31, 2009, there was a total of $189,000 of total unrecognized compensation expense related to the unvested stock options. The cost is expected to be recorded over the first three quarters of fiscal 2010.
For the twelve months ended December 31, 2009, the Company recognized stock-based employee compensation expense of $253,000, less a related income tax benefit of approximately $97,000 under the provisions of ASC 718 “Compensation — Stock Compensation.” Also under the standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are treated as cash flow from financing rather than operating activities. For the twelve months ended December 31, 2008, the Company recognized stock-based employee compensation expense of $317,000, less a related income tax benefit of approximately $115,000 under the provisions of ASC 718. The Company also recognized benefits related to certain stock-based compensation arrangements of approximately $18,000 and $655,000 in the years ended December 31, 2009 and December 31, 2008, respectively. These arrangements are accounted for on a variable plan basis.
At December 31, 2009, there was $189,000 of unrecognized compensation expense associated with unvested stock options. At December 31, 2008, there was $442,000 of unrecognized compensation expense associated with unvested stock options. During the years ended December 31, 2009 and December 31, 2008, the total intrinsic value of options exercised was zero and $26,000, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was zero and $7,000, respectively.
Stock Options: The following table summarizes the Company’s Director Plan for fiscal years 2007 through 2009.
As of December 31, 2009, there were no shares available for grant.

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding and exercisable as of December 31, 2006	123	$6.00 to $14.625	$7.32
Exercised	(5)	$7.1875 to $13.6875	$9.53

Outstanding and exercisable as of December 31, 2007	118	$6.00 to $14.625	$7.23
Exercised	(3)	$12.0313 to $14.625	$13.24
Cancelled	(4)	$11.1563 to $14.625	$13.26

Outstanding and exercisable as of December 31, 2008	111	$6.00 to $12.9375	$6.86
Cancelled	(6)	$11.375 to $12.9375	$12.29

Outstanding and exercisable as of December 31, 2009	105	$6.00 to $12.84	$6.58

The following table summarizes information for fiscal years 2007 through 2009 related to the 1991 Incentive Plan and the options issued in 2005:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding and exercisable as of December 31, 2006	405	$5.75 to $17.01	$11.20
Exercised	(228)	$5.75 to $13.50	$11.45
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding and exercisable as of December 31, 2007	148	$5.75 to $13.50	$10.37
Exercised	(1)	$11.125 to $11.125	$11.13
Cancelled	(8)	$11.125 to $11.125	$11.13

Outstanding and exercisable as of December 31, 2008	139	$5.75 to $13.50	$10.32
Cancelled	(19)	$13.50 to $13.50	$13.50

Outstanding and exercisable as of December 31, 2009	120	$5.75 to $12.175	$9.80

The following table summarizes the Company’s 2008 Plan for fiscal years 2008 through 2009:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding as of December 31, 2007	—	—	—
Granted	155	$12.80 to $12.80	$12.80

Outstanding as of December 31, 2008	155	$12.80 to $12.80	$12.80
Cancelled	—	—	—

Outstanding as of December 31, 2009	155	$12.80 to $12.80	$12.80

The number of shares exercisable as of December 31, 2009 was 103,000.
Transactions for fiscal years 2007 through 2009, under the above plans, were as follows:

				Weighted
				Average Life
	Shares		Weighted Average	Remaining
	(in thousands)	Option Price	Exercise Price	(years)
Outstanding as of December 31, 2006	528	$5.75 to $17.01	$10.302	3.80
Exercised	(233)	$5.75 to $13.6875	$11.40
Cancelled	(29)	$5.75 to $17.01	$13.54

Outstanding as of December 31, 2007	266	$5.75 to $14.625	$8.976	3.52
Granted	155	$12.80 to $12.80	$12.80
Exercised	(4)	$11.125 to $14.625	$12.62
Cancelled	(12)	$11.125 to $14.625	$11.82

Outstanding as of December 31, 2008	405	$5.75 to $13.50	$10.322	4.24
Cancelled	(25)	$11.375 to $13.50	$13.24

Outstanding as of December 31, 2009	380	$5.75 to $12.84	$10.129	3.48

Exercisable as of December 31, 2009	328	$5.75 to $12.84	$9.710

The following tables list the outstanding options and exercisable options as of December 31, 2009, into three ranges:

			Weighted Average
Options Outstanding	Range of Option Prices per	Weighted Average	Life Remaining
(in thousands)	Share	Exercise Price	(years)
132	$5.75 to $8.04	$5.968	2.7
51	$8.10 to $12.15	$11.052	0.4
197	$12.1563 to $12.84	$12.666	4.8

380

Options Exercisable	Range of Option Prices per	Weighted Average
(in thousands)	Share	Exercise Price
132	$5.75 to $8.04	$5.968
51	$8.10 to $12.15	$11.052
145	$12.1563 to $12.84	$12.619

328

New Accounting Standards
Recently Adopted Accounting Pronouncements
During the third quarter of fiscal 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 105-10 “Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with generally accepted accounting principles applied in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the ASC, which is not otherwise specifically grandfathered, is not authoritative.
In December 2007, the FASB issued ASC 805 “Business Combinations.” ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific acquisition related items, as follows: (1) earn-outs and other forms of contingent consideration are recorded at fair value at the acquisition date, (2) acquisition costs are generally expensed as incurred, (3) restructuring costs are generally expensed as incurred, (4) in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, and (5) deferred tax asset valuation allowances and acquired income tax uncertainties are allocated to income tax expense. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008 (January 1, 2009 for the Company). Early adoption of ASC 805 was prohibited. The Company expects that ASC 805 will have an impact on accounting for future business combinations.

In December 2007, the FASB issued ASC 810 “Consolidations.” ASC 810 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It mandates that a non-controlling interest in a subsidiary be reported as an equity interest owned by the consolidated entity and recorded separately from the parent company’s equity. Among other requirements, this statement requires that consolidated net income (loss) be attributable to both the parent and the non-controlling interest and be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Earlier adoption was prohibited. The Company adopted ASC 810 and it did not have an impact on its consolidated financial statements.
In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2. FSP 157-1 amends ASC 820 to exclude accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under ASC 840 “Leases.” FSP 157-2 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company adopted ASC 820, except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued ASC 815 “Derivatives and Hedging.” This statement changes the disclosure requirements for derivative instruments and hedging instruments. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial performance and cash flows. Also, among other disclosures, this statement requires cross-referencing within footnotes, which should help users of financial statements locate important information about derivative instruments. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Based on the Company’s current operations, the adoption of ASC 815 did not have an impact on the Company’s financial position and results of operations. However, ASC 815 may have such an impact in the future.
In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 “Intangibles — Goodwill and Other.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows to measure the fair value of the assets under ASC 805 “Business Combinations” and in accordance with GAAP. FSP 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption was prohibited. Based on the Company’s current operations, the adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855 “Subsequent Events.” ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions arising after the balance-sheet date, but prior to the issuance of the financial statements, are referred to as “non-recognized subsequent events.” It also required companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. In February 2010, ASC 855 was amended to eliminate the requirement to disclose the date through which subsequent events have been evaluated. The Company adopted this new standard, as amended, and it has not affected the Company’s disclosure regarding subsequent events.
New Accounting Pronouncements
In June 2009, the FASB issued ASC 860 “Transfers and Servicing.” ASC 860 terminates the concept of a qualifying special-purpose entity and removes any exceptions from applying “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not anticipate a material impact from the adoption of this standard.
In June 2009, the FASB issued ASC 810-10 “Consolidation — Overall” to require a reporting entity to perform an analysis of existing investments to determine whether such investments provide a controlling financial interest in a variable interest entity. This analysis defines the primary beneficiary of a variable interest entity as the enterprise that has both (1) the power to direct the activities of significant impact on a variable interest entity, and (2) the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. ASC 810-10 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Under its current operations, the adoption of ASC 810-10 will not have an impact on the Company.
Note 2. Discontinued Operations
SL Surface Technologies, Inc.
On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. (“SurfTech”). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and a building on which SurfTech’s operations were conducted. During fiscal 2009, the Company incurred legal and remediation costs, which are recorded as part of discontinued operations, net of tax. During the last two quarters of 2008, the Company recorded a $2,250,000 reserve related to estimated environmental remediation liabilities associated with the past operations of SurfTech (See Note 13). The losses of this subsidiary, including the reserves noted above, were $577,000 in 2009 and $2,411,000 in 2008, net of tax, and are included in the consolidated statements of income under discontinued operations.

Note 3. Income Taxes
Income tax provision (benefit) for the fiscal years 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax provision from continuing operations	$1,119	$2,391	$4,849
Income tax (benefit) from discontinued operations	(381)	(1,369)	(1,173)

Total	$738	$1,022	$3,676

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
U.S.	$3,479	$5,251	$14,172
Non-U.S.	1,204	1,776	951

	$4,683	$7,027	$15,123

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$534	$3,982	$1,819
International	341	598	697
State	267	(11)	575
Deferred:
Federal	278	(2,199)	1,794
International	71	—	(122)
State	(372)	21	86

	$1,119	$2,391	$4,849

The benefit for income taxes related to discontinued operations for 2009 was $381,000. The benefit for income taxes related to discontinued operations for 2008 was $1,369,000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008 *
	(in thousands)
Deferred tax assets:
Deferred compensation	$989	$1,108
Inventory valuation	1,063	1,154
Tax loss carryforward	3,388	3,811
Foreign tax credit carryforward	2,537	1,687
R&D tax credit carryforward	1,857	2,104
Accrued expenses	841	1,438
Warranty	538	606
Vacation and bonus expense	609	835
Other	790	77

	12,612	12,820

Less valuation allowances	(121)	(185)

	12,491	12,635

Deferred tax liabilities:
Accelerated depreciation and amortization	3,648	3,893
Unremitted foreign earnings	2,410	2,306

	6,058	6,199

	6,433	6,436

Assets & liabilities related to discontinued operations, net	2,956	2,963

	$9,389	$9,399

*
The balances of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 have been reclassified to include a deferred tax liability for unremitted foreign earnings previously reported as accrued income taxes to more accurately reflect deferred tax assets and liabilities in continuing operations.

The Company provides U.S. income tax on the earnings of foreign subsidiaries. To the extent that the foreign earnings are repatriated, the related U.S. tax liability will be reduced by any foreign income taxes paid on these earnings.
As of December 31, 2009 and December 31, 2008, the Company’s gross foreign tax credits totaled approximately $2,537,000 and $1,687,000, respectively. These credits can be carried forward for ten years and expire between 2013 and 2019.

As of December 31, 2009 and December 31, 2008, the Company’s research and development tax credits totaled approximately $1,857,000 and $2,104,000, respectively. Of the December 31, 2009 credits, approximately $1,246,000 can be carried forward for 15 years and expire between 2013 and 2022, while $611,000 will carry over indefinitely.
The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $9,389,000 of the net deferred tax assets as of December 31, 2009 will be realized. The Company has an allowance of $560,000 ($121,000 and $439,000 in continuing and discontinued operations, respectively) provided against the gross deferred tax assets, which relates to the state net operating loss carryforwards.
The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2009	2008	2007
Statutory rate	34%	34%	34%
Tax rate differential on extraterritorial income exclusion/ domestic manufacturing deduction benefit	(1)	(1)	(1)
International rate differences	—	—	2
State income taxes, net of federal income tax	—	2	3
Foreign tax credits	(2)	1	—
Research and development credits	(13)	(5)	(5)
Other	6	3	(1)

	24%	34%	32%

For the fiscal year ended December 31, 2009, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”
Unrecognized Tax Positions
The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. At December 31, 2009, the Company had been examined by the Internal Revenue Service (the “IRS”) through calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $427,000. For the remainder of the gross unrecognized tax benefits, the Company has recorded a liability of $2,609,000, which was recorded in other long-term liabilities.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2009	$2,845,000
Increases in tax positions taken in the current year	91,000
Decreases in tax positions taken in prior years	(39,000)
Statute of limitations expired	(371,000)

Gross unrecognized tax benefits at December 31, 2009	$2,526,000

If recognized, all of the net unrecognized tax benefits at December 31, 2009 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $510,000.
Note 4. Receivables
Receivables consist of the following:

	December 31,
	2009	2008
	(in thousands)
Trade receivables	$22,607	$25,216
Less: allowance for doubtful accounts	(651)	(621)

	21,956	24,595
Recoverable income taxes	—	16
Other	432	885

	$22,388	$25,496

Note 5. Concentrations Of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many industries and geographic regions. The Company seeks to limit its exposure to credit risks in any single country or region. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon collectability of such receivables. Losses have not been significant for any of the periods presented. All financial investments inherently expose holders to market risks, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities.

Note 6. Inventories
Inventories consist of the following:

	December 31,
	2009	2008
	(in thousands)
Raw materials	$15,234	$16,197
Work in process	3,534	3,904
Finished goods	3,368	5,225

	22,136	25,326
Less: allowances	(3,321)	(3,748)

	$18,815	$21,578

The above includes certain inventories that are valued using the LIFO method, which aggregated $4,898,000 and $4,879,000 as of December 31, 2009 and December 31, 2008, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2009 and December 31, 2008 was approximately $529,000 and $678,000, respectively.
Note 7. Property, Plant And Equipment
Property, plant and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Land	$1,074	$1,074
Buildings and leasehold improvements	7,991	8,272
Equipment and other property	23,020	24,774

	32,085	34,120
Less: accumulated depreciation	(22,811)	(23,472)

	$9,274	$10,648

Note 8. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,769	$—	$22,769
Other intangible assets:
Customer relationships	3,700	1,570	2,130	3,700	1,062	2,638
Patents	1,271	1,053	218	1,259	998	261
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	940	760	1,700	636	1,064
Licensing fees	355	196	159	355	160	195
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	50	1

Total other intangible assets	8,849	3,910	4,939	8,837	3,006	5,831

	$31,618	$3,910	$27,708	$31,606	$3,006	$28,600

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. There were no impairment charges related to goodwill and intangible assets recorded during 2009, 2008 and 2007.
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $900,000 in 2010, $864,000 in 2011, $714,000 in 2012, $385,000 in 2013 and $346,000 in 2014.
Amortization expense related to intangible assets for 2009, 2008 and 2007 was $904,000, $950,000 and $1,031,000, respectively. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance				Balance
	December 31,	Deferred	Intangible	Foreign	December 31,
	2008	Taxes	Assets	Exchange	2009
	( in thousands)
SLPE (Ault)	$4,276	$—	$—	$—	$4,276
High Power Group (MTE)	8,189	—	—	—	8,189
High Power Group (Teal)	5,055	—	—	—	5,055
RFL	5,249	—	—	—	5,249

Total	$22,769	$—	$—	$—	$22,769

Note 9. Debt
On August 3, 2005, the Company entered into a revolving credit facility (the “2005 Credit Facility”) with Bank of America, N.A. (“Bank of America”) to replace its former senior credit facility. The 2005 Credit Facility (with a standby and commercial letter of credit sub-limit of $5,000,000) provided for borrowings up to $30,000,000. On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility amends and restates the Company’s 2005 Credit Facility to provide for an increase in the facility size and certain other changes.
The 2008 Credit Facility provided for maximum borrowings of up to $60,000,000 and included a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or an alternative rate, which is the higher of (i) the Federal Funds rate plus 0.5% or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and limitations on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. At December 31, 2009, the Company had a total availability under the 2008 Credit Facility of $28,200,000.
As a result of the Company’s diminished results during the current economic downturn, the Company was not in compliance with the interest coverage financial covenant in the second quarter 2009. In response, the lenders to the 2008 Credit Facility agreed to waive compliance with the covenant for the second quarter 2009 and to reset the covenant terms for the third quarter 2009. The parties also agreed to reduce the maximum credit limit under the 2008 Credit Facility to $40,000,000. In consideration for these waivers and amendments, the Company agreed to pay the lenders $250,000, which was remitted in the third quarter of 2009 and is being amortized over the remaining life of the 2008 Credit Facility.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets.

As of December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility. As of December 31, 2008, the Company had no outstanding balance under the 2008 Credit Facility. In 2008 the Company maintained an average debt outstanding of $4,050,000, which bore interest at the prime rate of 3.25% and at the LIBOR rate of 3.16%. The weighted average interest rate on borrowings was 4.09% during 2008.
Note 10. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	December 31,
	2009	2008
	(in thousands)
Taxes (other than income) and insurance	$209	$560
Commissions	744	839
Litigation and legal fees	96	270
Other professional fees	674	596
Environmental	1,355	1,057
Warranty	1,373	1,325
Deferred revenue	28	556
Other	1,850	2,093

	$6,329	$7,296

Included in the environmental accrual are estimates for all known costs believed to be probable for sites that the Company currently operates or operated at one time (see Note 13 for additional information).
A summary of the Company’s warranty reserve is as follows:

	December 31,
	2009	2008
	(in thousands)
Liability, beginning of year	$1,325	$1,271
Expense for new warranties issued	869	893
Expense related to accrual revisions for prior year	(141)	5
Warranty claims paid	(680)	(844)

Liability, end of period	$1,373	$1,325

Note 11. Restructuring Charges
During fiscal 2009, the Company recorded a total restructuring charge of $690,000, of which $535,000 was recorded at SL Power Electronics Corp. (“SLPE”) and $155,000 at MTE Corporation (“MTE”). Most of the charges at SLPE were recorded in the second quarter of fiscal 2009. These restructuring charges primarily related to workforce reductions to align the cost structure to reduced business levels. The charges recorded at MTE were primarily recorded in the fourth quarter of fiscal 2009 and related to certain exit costs related to the relocation from its leased manufacturing facility in Juarez, Mexico to the Company’s existing manufacturing facilities in Mexicali, Mexico. During fiscal 2010, the Company expects to incur additional costs of approximately $310,000 related to the cost of relocating from its manufacturing facilities in Mexicali, Mexico and Xianghe, China to more modern facilities in the same general vicinities. In the third and fourth quarters of 2008, the Company reviewed its business levels and cost structure and initiated cost optimization initiatives. As a result of these initiatives, in 2008 the Company recorded restructuring charges of $677,000. The Company anticipates that the above actions will result in reduced operating costs in future periods. All of the restructuring costs have been fully paid and the Company has no outstanding liability for these matters.

	Year Ended
	December 31, 2009
	(in thousands)
		Temporary
	Severance	Labor	Other Costs	Total
Beginning balance	$88	$—	$82	$170
Restructuring charges	526	—	164	690
Cash payments	(614)	—	(246)	(860)

Ending balance	$—	$—	$—	$—

Note 12. Retirement Plans And Deferred Compensation
During the years ended December 31, 2009 and December 31, 2008, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal Electronics Corporation (“Teal”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”), MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
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
Costs incurred under these plans during 2009, 2008 and 2007 amounted to approximately $708,000, $1,298,000 and $1,352,000, respectively. During 2006, the Company maintained five separate plans, four of which were merged into one plan on January 2, 2007.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $398,000, $360,000 and $415,000 for 2009, 2008 and 2007, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2009, the aggregate death benefit totaled $554,000, with the corresponding cash surrender value of all policies totaling $307,000. As of December 31, 2008, the aggregate death benefit totaled $534,000 with the corresponding cash surrender value of all policies totaling $293,000.
As of December 31, 2009, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $307,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $2,000, $13,000 and $15,000 for 2009, 2008 and 2007, respectively.
Note 13. Commitments And Contingencies
Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2014. The minimum rental commitments as of December 31, 2009 are as follows:

	Operating	Capital
	(in thousands)
2010	$1,224	$4
2011	748	—
2012	594	—
2013	30	—
2014	1	—
Thereafter	—	—

Total minimum payments	$2,597	$4

Less: interest		—

Total principal payable		$4

For 2009, 2008 and 2007, rental expense applicable to continuing operations aggregated approximately $1,917,000, $2,204,000 and $2,173,000, respectively.
Letters Of Credit: As of December 31, 2009 and December 31, 2008, the Company was contingently liable for $649,000 and $670,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.
Litigation: In the ordinary course of its business, the Company is subject to loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, which may occur in the normal operations of the Company’s business.
On June 12, 2002, the Company and SurfTech (a wholly-owned subsidiary, the operating assets of which were sold in November 2003), were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech were two of approximately 28 defendants named in the Private Action. The Complaint alleged, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Wellfield located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.

The Private Action arose from similar factual circumstances as a current federal administrative action involving the Puchack Wellfield, with respect to which the Company has been identified as a potentially responsible party (a “PRP”). This action and the Private Action both allege that SurfTech and other defendants contaminated groundwater through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility in Pennsauken Township, New Jersey (the “Pennsauken Site”). The federal administrative action is discussed under Environmental Matters below.
With respect to the Private Action, the Superior Court denied class certification in June 2006. In 2007, the Superior Court dismissed the claims of all plaintiffs on statute of limitations grounds. The plaintiffs appealed and lost on all issues. In January 2010, the New Jersey Supreme Court denied plaintiffs’ petition for certification to the Supreme Court, which effectively terminated this litigation with prejudice.
The Company is the subject of other lawsuits and administrative actions that arise from its ownership of the Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Wellfield. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Wellfield. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.
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
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,883,000, of which $4,528,000 is included as other long-term liabilities as of December 31, 2009. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.

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

Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA’s analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA’s claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual, stated below. In addition, the Company’s attorneys have advised it that based on recent statutory and regulatory changes, the Pennsauken Site may have to undergo additional remediation. The Company is in the process of retaining environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance with the new standards. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the NJDEP, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were completed in 2009. Implementation of a pilot study to remediate contaminated soils in-situ based on the treatability studies is scheduled to commence in 2010. Treatability studies for the in-situ remediation of the groundwater contamination at the Site were also conducted in 2009, with another one scheduled to be completed in 2010. Implementation of a pilot study to remediate contaminated groundwater is scheduled to commence in 2010. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At December 31, 2009, the Company had an accrual of $1,365,000 to remediate the Camden Site.
The Company has reported soil and groundwater contamination at the facility located on SL-MTI’s property in Montevideo, Minnesota. A remediation plan has been implemented at the site pursuant to the remedial action workplan approved by the Minnesota Pollution Control Agency. The only remaining action steps are monitoring samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $118,000, which has been accrued at December 31, 2009. The accrual for this site was $139,000 at December 31, 2008.
As of December 31, 2009 and December 31, 2008, environmental accruals of $5,883,000 and $6,926,000, respectively, have been recorded by the Company.
Employment Agreements: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from three to 24 months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2009 and if these employees had been terminated during the year, the payments would have aggregated approximately $2,986,000 under such change-of-control agreements.

Note 14. Cash Flow Information
Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest paid	$63	$347	$1,001
Income taxes paid	$558	$725	$2,853

Note 15. Industry Segments
The Company currently operates under four business segments: SLPE, the High Power Group, SL-MTI and RFL. Following its acquisition of Ault on January 26, 2006, the Company consolidated the operations of Ault and its subsidiary, Condor D.C. Power Supplies, Inc. (“Condor”), into SLPE. In accordance with the guidance provided in ASC 280 “Segment Reporting,” this subsidiary is reported as one business segment. Following the acquisition of MTE on October 31, 2006, the Company combined MTE with its subsidiary, Teal, into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 and if the segments have similar characteristics in each of the following areas:
•	nature of products and services

•	nature of production process

•	type or class of customer

•	methods of distribution
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, military, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2009, 2008 or 2007. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$53,464	$72,811	$91,072
High Power Group	44,865	60,462	58,025

Total	98,329	133,273	149,097

SL-MTI	28,277	28,647	28,256
RFL	20,945	24,034	23,510

Consolidated	$147,551	$185,954	$200,863

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$735	$315	$8,233
High Power Group	3,194	4,868	7,810

Total	3,929	5,183	16,043

SL-MTI	4,426	3,892	3,469
RFL	1,919	2,379	2,677
Other	(5,185)	(4,141)	(6,170)

Income from operations	5,089	7,313	16,019

Amortization of deferred financing costs	(351)	(77)	(88)
Interest income	8	28	47
Interest expense	(63)	(237)	(855)

Income from continuing operations before income taxes	$4,683	$7,027	$15,123

	December 31,
	2009	2008
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$27,255	$30,947
High Power Group	27,192	30,985

Total	54,447	61,932

SL-MTI	11,520	12,479
RFL	15,096	15,480
Other	18,388	9,089

Consolidated	$99,451	$98,980

	December 31,
	2009	2008
	(in thousands)
Intangible assets, net
Power Electronics Group:
SLPE	$5,433	$5,785
High Power Group	16,866	17,370

Total	22,299	23,155

SL-MTI	—	1
RFL	5,409	5,444

Consolidated	$27,708	$28,600

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Capital expenditures
Power Electronics Group:
SLPE	$57	$1,020	$1,193
High Power Group	167	756	7

Total	224	1,776	1,200

SL-MTI	264	432	174
RFL	350	182	294
Other	—	36	74

Consolidated	$838	$2,426	$1,742

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Depreciation and amortization
Power Electronics Group:
SLPE	$1,647	$1,820	$1,730
High Power Group	869	854	845

Total	2,516	2,674	2,575

SL-MTI	358	388	382
RFL	465	550	621
Other	56	40	22

Consolidated	$3,395	$3,652	$3,600

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales (1)
United States	$121,399	$155,002	$168,427
Foreign	26,152	30,952	32,436

Consolidated	$147,551	$185,954	$200,863

Long-lived assets (2)
United States	$6,690	$7,411	$8,117
Foreign	2,584	3,237	2,930

Consolidated	$9,274	$10,648	$11,047

(1)	Net sales are attributed to countries based on location of customer.

(2)	Includes net tangible assets excluding goodwill and intangibles.
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
Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 18%, 17% and 16% of net sales from continuing operations for 2009, 2008 and 2007, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2009, the Company had net assets of $27,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2008, the Company had net assets of $2,007,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. During 2009, the U.S. dollar remained relatively stable compared to the Chinese yuan. During 2008, the U.S. dollar declined in value by approximately 7%, relative to the Chinese yuan.
SLPE manufactures most of its products in Mexico and China. Teal has transferred a significant portion of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SLPE, the High Power Group and SL-MTI price and invoice their sales in U.S. dollars. The Mexican subsidiaries of SLPE, SL-MTI and Teal maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be (see Note 15 for additional information).
Note 17. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2009, 2008 and 2007 were $715,000, $1,187,000 and $1,122,000, respectively. Accounts receivable due from RFL Communications at December 31, 2009 and December 31, 2008 were $157,000 and $125,000, respectively.
As a result of certain services being provided to the Company by Steel Partners, II, L.P. (“SPII”), a company controlled by Warren Lichtenstein, the former Chairman of the Board of the Company (as previously announced, Mr. Lichtenstein had declined to stand for re-election at the Company’s annual meeting of shareholders held May 14, 2008), the Compensation Committee has approved fees for services provided by SPII. These fees are the only consideration for the services of Mr. Lichtenstein and the Company’s current Chairman, Glen Kassan, and other assistance from SPII. Fees of $475,000 were expensed by the Company for SPII’s services in each of 2009 and 2008 pursuant to a Management Agreement dated as of January 23, 2002 by and between the Company and SPII. Fees of $975,000 were expensed by the Company for SPII’s services in 2007, which included a bonus payment of $500,000 in recognition of SPII’s contributions to the Company’s success during the year. Approximately $40,000 was payable at both December 31, 2009 and December 31, 2008, respectively.
Note 18. Subsequent Event
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products and contingency plans are being implemented to transfer production to other locations. The full impact of the fire on the Company’s manufacturing capabilities cannot be determined at this time. However, based on the current available information, the Company’s management believes that the fire will not have a material impact on the Company’s financial position or results of operations.

Note 19. Selected Quarterly Financial Data (Unaudited)

			Three Months	Three Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	September 30,	December 31,
	March 31, 2009	June 30, 2009	2009	2009
	(in thousands, except per share data)

Net sales	$36,232	$34,956	$36,379	$39,984
Gross margin	$11,887	$11,397	$12,458	$13,077
Income (loss) from continuing operations before income taxes	$304	$(506)	$2,298	$2,587
Net income (loss) (a)	$49	$(434)	$1,719	$1,602
Diluted net income (loss) per common share	$0.01	$(0.07)	$0.28	$0.26

(a) Includes (loss) from discontinued operations, net of tax	$(196)	$(87)	$(157)	$(188)

			Three Months		Three Months
	Three Months	Three Months	Ended		Ended
	Ended	Ended	September 30,		December 31,
	March 31, 2008	June 30, 2008	2008		2008
	(in thousands, except per share data)

Net sales	$45,361	$48,734	$46,242		$45,617
Gross margin	$14,789	$15,037	$14,190		$12,465
Income from continuing operations before income taxes	$2,028	$2,921	$1,275		$803
Net income (loss) (a)	$1,134	$1,758	$(324)		$(234)
Diluted net income (loss) per common share	$0.19	$0.30	$(0.05)		$(0.04)

(a) Includes (loss) from discontinued operations, net of tax	$ (212)	$ (241)	$(1,196	) (b)	$(653)

(b) The Company recorded an additional loss of approximately $919,000, net of tax, pertaining to estimated environmental remediation costs related to the Company’s Camden site

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to Costs	Charged to Other		Balance at End of
Description	Period	and Expenses	Accounts	Deductions	Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2009
Allowance for:
Doubtful accounts	$621	$192	$(23)	$139	$651

YEAR ENDED DECEMBER 31, 2008
Allowance for:
Doubtful accounts	$865	$(57)	$0	$187	$621

YEAR ENDED DECEMBER 31, 2007
Allowance for:
Doubtful accounts	$830	$81	$1	$46	$865