Form 10-K/A
period 2009-12-31
SL INDUSTRIES INC
filed 2010-04-30
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4987
SL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	21-0682685

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ	08054

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 856-727-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.20 par value	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10 K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of SL Industries, Inc. (the “Company”) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report.  Except as set forth in Part III and Part IV below, no other changes are made to the Original Report.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors Qualifications
Set forth below are the names and ages of the nominees for director and their principal occupations at present and for the past five years. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

			Director
Name	Age	Current Offices with the Company	Since

Glen M. Kassan(1)	66	Chairman, Director	2002
J. Dwane Baumgardner(2)(4)	69	Director	1990
Mark E. Schwarz(1)(3)(4)	49	Director	2002
Avrum Gray(2)(3)(4)	74	Director	2002
James A. Risher(2)(3)	67	Director	2003
John H. McNamara, Jr.	46	Director	2008
Warren G. Lichtenstein	44	Director	2010 2002-2008 1993-1997

(1)	Member of Executive Committee.

(2)	Member of Audit Committee.

(3)	Member of Compensation Committee.

(4)	Member of Nominating and Corporate Governance Committee.
The Company believes that the collective skills, experiences and qualifications of its directors provides the Board of Directors (the “Board”) with the expertise and experience necessary to advance the interests of the Company’s stockholders.  While the Board has not established any specific, minimum standards that must be met by each director, it uses a variety of criteria to evaluate directors’ qualifications.  In addition to the individual attributes of each director described below, the Company believes directors must exhibit the highest standards of professional and personal ethics and values. Directors should also possess a broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have no current or potential conflict of interest, devote sufficient time to carry out his/her duties and have the ability to provide insight and practical wisdom based on past experience.

Business Background
The following is a summary of the business background and experience of each of the persons named above:
Glen M. Kassan was elected as Chairman of the Board on May 14, 2008 and was Vice Chairman of the Board from August 2005 until May 2008. Mr. Kassan has served as a director on the Board since January 2002 and previously served as President of the Company from February 2002 until August 2005. He is a Managing Director and operating partner of Steel Partners LLC (“Steel Partners”), a global management firm, and has been associated with Steel Partners and its affiliates since August 1999.  Steel Partners is the manager of Steel Partners Holdings L.P. (“SPH”), a global diversified holding company that has engaged or held interests in a variety of operating businesses through its subsidiary companies since July 2009.  Mr. Kassan served as the Vice President, Chief Financial Officer and Secretary of WebFinancial L.P. (“WebFinancial”), a predecessor entity of SPH, from June 2000 to April 2007.  Mr. Kassan has served as a director of WHX Corporation (“WHX”) since July 2005 and as the Vice Chairman of the Board and Chief Executive Officer of WHX since October 2005.   He was a director of United Industrial Corporation (“UIC”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc., from October 2002 to November 2007.  As a result of these and other professional experiences, the Company has concluded that Mr. Kassan is qualified to serve as a director based on his years of experience in positions of leadership in other public and private companies.
J. Dwane Baumgardner has been a director since 1991. From January 2003 to May 2004, Mr. Baumgardner served as Vice Chairman and President of Magna Donnelly Corporation, an automotive supplier of exterior and interior mirror, lighting and engineered glass systems. Prior to January 2003, he had been the Chief Executive Officer and President of Magna Donnelly Corporation since October 2002. Magna Donnelly Corporation is a wholly owned subsidiary of Magna International Inc. that was established in October 2002 by the merger of Donnelly Corporation and Magna Mirror Systems. Prior to October 2002, Mr. Baumgardner had been the Chairman of the Board and Chief Executive Officer of Donnelly Corporation, an automotive supplier, since 1986. Mr. Baumgardner has been a director of Wescast Industries, Inc., a global automotive supplier, since 1998; and of Landscape Forms, Inc., a designer and manufacturer of outdoor commercial furnishings, since 1986. He is also a member of the Board of Advisors for the Strive Group, an integrated merchandising supply chain company to large consumer product companies. He also serves as the President of the Scanlon Foundation. As a result of these and other professional experiences, the Company has concluded Mr. Baumgardner is qualified to serve as a director based on his positions of leadership in other public and private companies.
Mark E. Schwarz was elected as a director on January 24, 2002. He is the Chairman of the Board, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P., which is the general partner of Newcastle Partners, L.P., a private investment firm he founded in 1993. Mr. Schwarz presently serves as Executive Chairman of the Board of Directors of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer. He was elected Executive Chairman of Hallmark in August 2006. He served as Chief Executive Officer of Hallmark from January 2003 until August 2006, and as President from November 2003 through March 2006. Mr. Schwarz has, since February 2004, served as the Chairman of the Board of Directors of Pizza Inn, Inc., an operator and franchisor of pizza restaurants and has served on its Board of Directors since December 2002. Mr. Schwarz has, since September 2004, served as Chairman of the Board of Directors of Bell Industries, Inc., a company primarily engaged in providing computer systems integration services and has served on its board of directors since 2000. Mr. Schwarz was appointed the Chief Executive Officer of Wilhelmina International, Inc., a talent representation company, in April 2009 and has served as its Chairman of the Board since June 2004. Mr. Schwarz served as a director of MedQuist, Inc., a provider of clinical documentation workflow solutions in support of electronic health records, from 2007 to 2009, and Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies, from 2001 to 2009. Within the past five years, Mr. Schwarz was a director of WebFinancial and Vesta Insurance Group, Inc. As a result of these and other professional experiences, the Company has concluded Mr. Schwarz is qualified to serve as a director based on his positions of leadership in other public and private companies.

Avrum Gray was elected as a director on May 23, 2002. Mr. Gray is the Chairman of G-Bar Limited Partnership, one of the nation’s largest independent options trading firms and a leading specialist in computer-based arbitrage activities in the derivative markets, and has held this position since 1982. From 2000 until December 2009, Mr. Gray was a director of Nashua Corporation, a specialty paper, label and printing supplies manufacturer. From 1999 until December 2009 Mr. Gray was a director of the LGL Group, Inc. (formerly the Lynch Corporation), a holding company with subsidiaries engaged in manufacturing and distributing frequency control devices and other equipment. From 2003 to 2009, Mr. Gray was a director of Material Sciences Corporation, a materials solution provider. Mr. Gray is the former Chairman of the Board of Lynch Systems, Inc., a glass press supplier to the television and computer industry, and a former Chief Executive Officer of Alloy Consolidated Industries, a privately held manufacturer of components and devices for the automotive aftermarket. Additionally, Mr. Gray has been Chairman of the Board of Spertus College, as well as a board member of the Illinois Institute of Technology, the Stuart School and a number of philanthropic organizations, including the Jewish Federation of Chicago. As a result of these and other professional experiences, the Company has concluded Mr. Gray is qualified to serve as a director based on his positions of leadership in other public and private companies.
James A. Risher was elected as a director on May 29, 2003. Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998. Mr. Risher has served as a director of Del Global Technologies Corp. (“Del Global”) since April 2005. He was also the President and Chief Executive Officer of Del Global from August 2006 through August 2009. From February 2001 to May 2002, Mr. Risher served as Chairman of the Board and Chief Executive Officer of BlueStar Battery Systems International, Inc. (“BlueStar”), a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets. BlueStar filed CCAA (a petition for reorganization under Canadian bankruptcy laws) in August 2001, and a plan of reorganization was approved in November 2001. From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry. He also served as Chairman of the Board of Exide from December 1997 to July 1998. Mr. Risher was also a director of Wilhelmina International, Inc. (formerly, New Century Equity Holdings Corp.) from October 2004 until January 2010. As a result of these and other professional experiences, the Company has concluded Mr. Risher is qualified to serve as a director based on his positions of leadership in other public and private companies.
John H. McNamara, Jr. was elected as a director on May 14, 2008. He is a Managing Director and investment professional of Steel Partners and has been associated with Steel Partners and its affiliates since May 2006.  Mr. McNamara has served as a director of WHX since February 2008.  He has served as a director of Fox & Hound Restaurant Group, an owner and operator of entertainment restaurants since April 2008.  Mr. McNamara has served as Chairman of the Board of WebBank, a Utah-chartered industrial bank that is a wholly-owned subsidiary of SPH, since May 2009. Mr. McNamara also served as a director of WebFinancial, a predecessor entity of SPH, from April 2008 to December 2008 and was its Chief Executive Officer from June 2008 to December 2008.  Prior to working at Steel Partners, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995.  As a member of its Corporate Finance Group, Mr. McNamara provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings.  Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities. As a result of these and other professional experiences, the Company has concluded Mr. McNamara is qualified to serve as director due to his extensive expertise in corporate finance.

Warren G. Lichtenstein was elected as a director on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. From February 2002 until August 2005, Mr. Lichtenstein served as Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as a director of the Company from January 2002 to May 2008 and from 1993 to 1997. Mr. Lichtenstein is the Chairman of the Board and Chief Executive Officer of Steel Partners.  Mr. Lichtenstein has been associated with Steel Partners and its affiliates since 1990. Mr. Lichtenstein has been the Chairman of the Board and Chief Executive Officer of SPH since July 2009. He is a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China. He also co-founded Steel Partners II, L.P., a private investment partnership that is now a wholly owned subsidiary of SPH in 1993. Mr. Lichtenstein has served as a director of GenCorp Inc., a manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008. He also served as the Chairman of the Board, President and Chief Executive Officer of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009.  Mr. Lichtenstein has also served as Chairman of the Board of WHX since July 2005. Mr. Lichtenstein served as a director of WebFinancial, a predecessor entity of SPH, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003. Mr. Lichtenstein served as director (formerly Chairman of the Board) of UIC from May 2001 to November 2007. He served as director of KT&G Corporation, South Korea’s largest tobacco company, from March 2006 to March 2008. Mr. Lichtenstein served as director of Layne Christensen Company, a provider of products and services for the water, mineral and energy markets, from January 2004 to October 2006. He served as director of BKF Capital Group, Inc., the parent company of John A Levin & Co., an investment management firm from 2005 to 2006. Mr. Lichtenstein served as director of WebFinancial Corporation, a consumer and commercial lender, from 1996 to June 2005.  As a result of these and other professional experiences, the Company believes Mr. Lichtenstein is qualified to serve as a director based on his years of experience in positions of leadership in other public and private companies.
Executive Officers who are not Directors
James C. Taylor, 45 has served as Chief Executive Officer and President of the Company since August 10, 2005. Mr. Taylor previously served as Executive Vice President and Chief Operating Officer of the Company since January 2004, as President of the Company’s Power Electronics Group since August 2002 and as President of the Company’s subsidiary, Teal Electronics Corp., since January 2000. From September 1997 to December 1999, Mr. Taylor was President of Transicoil, a division of Horizon Aerospace, LLC, a privately held company specializing in military, aerospace and medical motors.
David R. Nuzzo, 52 has served as Vice President and Chief Financial Officer and Secretary since December 1997. Mr. Nuzzo has served as Treasurer since January 2001.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC and any applicable trading exchange. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports. Shares of the Company’s Common Stock (the “Shares”) are registered with the SEC and traded over the NYSE Amex.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the year ended December 31, 2009, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements, except for (i) Mr. Gray’s inadvertent late filing of one Form 4, reporting a sale of the Shares; and (ii) Mr. Schwarz’s inadvertent late filing of one Form 4, reporting a distribution of the Shares.
Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of its directors, officers and employees. The Code is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. The Code has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and is available on the Company’s website at www.slindustries.com. The Code may also be requested in print, without charge, by writing to: David R. Nuzzo, Secretary, SL Industries, Inc., 520 Fellowship Road, Suite A-114, Mount Laurel, New Jersey 08054. Amendments to the Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.slindustries.com.
Audit Committee
The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has adopted a written charter, which is available on the Company’s website at www.slindustries.com. The adequacy of the charter has been reviewed and assessed by the Audit Committee on an annual basis. The members of the Audit Committee are Avrum Gray, James A. Risher and J. Dwane Baumgardner, each of whom is independent under the criteria for being “independent” set forth under Section 803(A) of the listing standards of the NYSE Amex. In addition, the Board has determined that Avrum Gray, the Chairman of the Audit Committee and a non-management director, is an audit committee financial expert serving on the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth all compensation awarded to, paid to or earned by the following executive officers for the year ended December 31, 2009 and December 31, 2008: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the year ended December 31, 2009 (of which there was one); (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2009 (of which there was one); and (iii) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the year ended December 31, 2009 (of which there were none).  These individuals are collectively referred to as the “Named Executive Officers.”
Summary Compensation Table

(a)	(b)	(c)	(e)		(f)		(g)		(i)		(j)
							Non-Equity
					Option		Incentive Plan		All Other
Name and Principal Position	Year	Salary	Stock Awards		Awards		Compensation		Compensation		Total
James C. Taylor	2009	$375,000	$8,730	(1)	$0		$67,500	(3a)	$6,715	(4a) (5a)	$457,945
Chief Executive Officer and President	2008	$375,000	$8,114	(1)	$492,050	(2)	$136,410	(3b)	$11,620	(4b) (5b)	$1,023,194

David R. Nuzzo	2009	$235,000	$4,983	(1)	$0		$26,438	(6a)	$18,005	(4a) (7a)	$284,426
Vice President and Chief Financial Officer, Treasurer and Secretary	2008	$235,000	$10,292	(1)	$172,218	(2)	$39,860	(6b)	$22,605	(4b) (7b)	$479,975

(1)
This amount reflects the value of the Shares contributed by the Company through the Company sponsored 401(k) plan. The value of the contribution is the product of the number of Shares contributed by the Company and the weighted average price of those Shares.

(2)
On September 29, 2008, Mr. Taylor was granted the option to purchase 100,000 Shares. On September 29, 2008, Mr. Nuzzo was granted the option to purchase 35,000 Shares. Both options were granted pursuant to the 2008 Incentive Stock Plan.

The dollar amount listed in the table above reflects the full grant date fair values of the option awards in accordance with Financial Accounting Standards Bulletin Accounting Standards Codification Topic 718. The amounts shown in the table above do not necessarily reflect the actual value that may be realized by the Named Executive Officer upon vesting. Amounts for 2008 have been recomputed under the same methodology in accordance with SEC rules. Prior to recomputing the 2008 amounts in the table above, the amounts represented the value recognized in the Company’s financial statements for the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards 123(R) (“SFAS 123R”), as revised and in effect at that time. For the assumptions used in determining these values, see Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)
(a) Amount reflects bonus payment of $67,500 pursuant to the 2009 Short Term Incentive Plan (the “2009 STIP”), which represented compensation for the 2009 fiscal year, but was paid in March 2010. Mr. Taylor did not receive a bonus payment under the 2007 Long Term Incentive Plan (“2007 LTIP”).

(b) Amount reflects bonus payment of $136,410 pursuant to the 2006 Long Term Incentive Plan (“2006 LTIP”), which represented compensation for the 2008 fiscal year, but was paid in March 2009. Mr. Taylor did not receive a bonus payment under the 2008 Short Term Incentive Plan (“2008 STIP”).

The terms of incentive bonus plans are described in greater detail below under the heading “Performance-Based Incentives.”

(4)
(a) Includes matching contributions under the Company sponsored 401(k) plan for each of Messrs. Taylor and Nuzzo. There were no profit sharing cash contributions for fiscal 2009. In 2009, Shares representing matching Company sponsored 401(k) plan contributions were transferred in the respective amounts of 1,187.94 shares and 952.42 shares for Messrs. Taylor and Nuzzo.

(b) Includes profit sharing cash contributions and matching contributions under the Company sponsored 401(k) plan for each of Messrs. Taylor and Nuzzo. In 2008, Shares representing matching Company sponsored 401(k) plan contributions were transferred in the respective amounts of 605.28 Shares and 800.39 Shares for Messrs. Taylor and Nuzzo.

(5)
(a) Amount includes payments for car expense reimbursement in the amount of $6,415 and premiums for group term life insurance in the amount of $300. Also included is any amount by which potential bonus payments under a Long Term Bonus Agreement dated September 1, 2005 (the “Long Term Bonus Agreement”) and a certain agreement dated as of August 5, 2002 (the “2002 Bonus Agreement”) increased in value above the amounts previously reported. As the closing market price of the Shares on December 31, 2009 did not exceed the closing market price as of December 31, 2008, no additional amounts are included in the reported amount for the year ended December 31, 2009. The Long Term Bonus Agreement and the 2002 Bonus Agreement are described below in “Employment and Other Agreements.”

(b) Amount includes payments for car expense reimbursement in the amount of $6,720 and premiums for group term life insurance in the amount of $300. Also included is any amount by which potential bonus payments under the Long Term Bonus Agreement and the 2002 Bonus Agreement increased in value above the amounts previously reported. As the closing market price of the Shares on December 31, 2008 did not exceed the closing market price as of December 31, 2007, no additional amounts are included in the reported amount for the year ended December 31, 2008. The Long Term Bonus Agreement and the 2002 Bonus Agreement are described below in “Employment and Other Agreements.”

(6)	(a) Amount reflects a bonus payment of $26,438 paid in March 2010 pursuant to the 2009 STIP. Mr. Nuzzo did not receive a bonus payment under the 2007 LTIP.

(b) Amount reflects a bonus payment of $39,860 paid in March 2009 pursuant to the 2006 LTIP. Mr. Nuzzo did not receive a bonus payment under the 2008 STIP.

The terms of the bonus plans are described in greater detail below under the heading “Performance-Based Incentives.”

(7)	(a) Amount reflects payments for car expense reimbursement in the amount of $17,315 and premiums for group term life insurance in the amount of $690.

(b) Amount reflects car expense reimbursement payments in the amount of $17,315 and premiums paid for group term life insurance in the amount of $690.

Narrative Disclosure to Summary Compensation Table
The compensation paid to the Named Executive Officers includes salary, non-equity incentive compensation and certain other compensation detailed above. The non-equity incentive compensation column does not include any payments under the 2008 Long Term Incentive Plan (“2008 LTIP”) or the 2009 Long Term Incentive Plan (“2009 LTIP”) because these amounts are not deemed earned until the conclusion of the last fiscal year covered by such plans.
In 2009, salaries and bonuses accounted for approximately 97% of total compensation for the Company’s principal executive officer and approximately 92% for the Company’s principal financial officer. The terms of employment and other agreements are described in greater detail below.
Performance-Based Incentives
2009 Bonus Plan
The 2009 Bonus Plan provides incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them. The participants in the 2009 Bonus Plan who are Named Executive Officers are James C. Taylor, President and Chief Executive Officer and David R. Nuzzo, the Vice President and Chief Financial Officer.
The Compensation Committee established two components for the 2009 Bonus Plan. The first component is a short-term incentive plan and the second component is a long-term incentive plan. The structure of the 2009 Bonus Plan was designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer-term growth goals. Under the 2009 Bonus Plan, Mr. Taylor may earn a maximum bonus of 100% of base salary and Mr. Nuzzo may earn a maximum bonus of 75% of base salary.
a. 2009 Short-Term Incentive Plan Awards
The 2009 STIP component of the 2009 Bonus Plan consists of two components. The first component is based on the achievement of return on invested capital (“ROIC”) objectives and the second component is based on the achievement of pre-determined individual objectives. Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by a participant ranges from 20% to 45% of his or her base salary, but may exceed such range in the event that ROIC exceeds the Company’s targets. Under the 2009 STIP, Mr. Taylor earned a bonus payment of $67,500 and Mr. Nuzzo earned a bonus payment of $26,438, which payments were made in March 2010.
Under the 2008 STIP, neither Mr. Taylor nor Mr. Nuzzo received any bonus payment. Payments for the 2008 STIP relate to compensation for the year ended December 31, 2008.

These bonus payments are reflected in the “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table.
b. 2009 Long-Term Incentive Plan Awards
The Company maintains a long-term incentive plan based on the achievement of certain sales targets and ROIC targets over a three-year time period. An employee must be employed on the date the Compensation Committee approves bonuses for the last year of the three year period in order to be eligible to receive a payment under a long term incentive plan, unless otherwise determined at the absolute discretion of the Compensation Committee. The 2009 LTIP component of the 2009 Bonus Plan is based on a combination of the achievement of certain sales targets and ROIC targets over the three-year period ending on December 31, 2011. Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants range from 10% to 55% of his or her base salary, but may exceed such range in the event that ROIC exceeds the Company’s targets. Bonuses earned under the 2009 LTIP will be paid following the conclusion of the year ending December 31, 2011. A bonus payout under the 2009 LTIP will not occur if either the ROIC or sales component is below 80% of the respective target and is capped at 150% of the target bonus amount. The 2009 LTIP is similar to, and runs concurrently with the 2008 LTIP and the 2007 LTIP. The 2007 LTIP and the 2006 LTIP cover the three-year periods ending on December 31, 2009 and December 31, 2008, respectively. Each long term incentive plan contains different targets.
Neither Mr. Taylor nor Mr. Nuzzo received a bonus payment under the LTIP for each of the years ended December 31, 2007, 2008 and 2009. Payments under each of the 2007 LTIP, 2008 LTIP and 2009 LTIP can only be deemed earned at the conclusion of the last fiscal year covered by such plans.
Under the 2006 LTIP, Mr. Taylor earned a bonus payment of $136,410 and Mr. Nuzzo earned a bonus payment of $39,860. Payments for the 2006 STIP relate to compensation for the year ended December 31, 2008 and were made in March 2009. These bonus payments are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For the year ended December 31, 2008, the Company did not make any bonus payment to any of its executive officers under the 2007 LTIP or the 2008 LTIP.
Severance and Change In Control Benefits
The Company provides the opportunity for Mr. Taylor to be protected under the severance and change in control provisions contained in a Change in Control Agreement dated as of May 1, 2001, as amended May 1, 2004 and December 22, 2008 (the “Change in Control Agreement”). The Company provides this protection in order to attract and retain an appropriate caliber of talent for his position. The severance and change in control provisions that apply for Mr. Taylor are summarized below in “Potential Payments upon Termination or Change-in-Control.” The Compensation Committee believes that the use of such severance and change in control protections are an essential element of executive compensation and assist the Company in recruiting and retaining talented executives. No other Named Executive Officers are protected by such provisions.
Perquisites and Other Compensation
The Company provides the opportunity for its Named Executive Officers and other executives to receive certain perquisites and general health and welfare benefits. For the year ended December 31, 2009, the Company provided the following personal benefits and perquisites to its Named Executives Officers: health insurance, life and disability insurance, 401(k) plan and car expense reimbursement.

Options
In the past, the Compensation Committee has provided long term incentive compensation in the form of stock options, where appropriate, as compensation for its executive officers, including the Named Executive Officers. These options were granted pursuant to the 1991 Long Term Incentive Plan, which plan expired in 2001 in accordance with its terms. Each option granted under the 1991 Long Term Incentive Plan expires no later than ten (10) years from the date the option was granted. Accordingly, options granted under the plan remain outstanding pursuant to their terms. At the present time, the Company’s 2008 Incentive Stock Plan is the only option plan in effect. The Company granted options to the Named Executive Officers during the year ended December 31, 2008. The value of these option grants are reflected in the “Option Awards” column of the Summary Compensation Table. No options were granted during the year ended December 31, 2009.
Outstanding Equity Awards
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
(a)	(b)	(c)	(e)	(f)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date
James C. Taylor
	25,000		11.1250	1/10/2010
	5,000	—	12.0000	8/1/2010
	7,000	—	12.1750	5/18/2011
	10,000	—	5.7500	9/25/2011
	66,666	33,334	12.8000	9/28/2015

David R. Nuzzo
	7,000	—	12.1750	5/18/2011
	10,000	—	5.7500	9/25/2011
	23,332	11,668	12.8000	9/28/2015
Employment and Other Agreements
Neither of the Company’s Named Executive Officers is a party to an employment agreement.
Pursuant to a Long Term Bonus Agreement dated September 1, 2005 (the “Long Term Bonus Agreement”), Mr. Taylor is entitled to receive a bonus (the “Bonus”) upon the first to occur of (i) the occurrence of a change in control; or (ii) the delivery of a notice by Mr. Taylor requesting the payment of the Bonus. The amount of the Bonus will be equal to the product of (i) 50,000 and (ii) the amount by which the market price of the Shares exceeds $15.02. Upon his termination of employment with the Company for any reason, Mr. Taylor will be entitled to receive the Bonus upon delivery of a notice for a period of thirty (30) days following the date of termination, after which time he will have no further right to receive the Bonus.

Assuming that payment of the Bonus was to be calculated using the closing market price on the last day of trading in the year ended December 31, 2009, which was $8.38 per Share, the vested portion of the Bonus would have no value. During the year ended December 31, 2008 the value of the vested portion of the Bonus did not change.
Pursuant to the terms of the 2002 Bonus Agreement, Mr. Taylor will be paid a bonus equal to the product of (i) 100,000 and (ii) the amount by which the market price of the Shares exceeds $5.45 (the “Taylor Bonus”). The right to receive two-thirds of the Taylor Bonus was triggered on December 21, 2007 and subsequently paid, as previously reported as “Other Compensation” for the year ended December 31, 2007.
One-third of the Taylor Bonus under the 2002 Bonus Agreement (the product of 33,334 and the amount by which the market price of the Shares exceeds $5.45) remains unexercised. The right to receive the remaining one-third of the Taylor Bonus, which is 100% vested, shall be triggered upon the first to occur of (i) the occurrence of a change in control; or (ii) the delivery of a notice by Mr. Taylor requesting the payment of the Taylor Bonus. Assuming that payment of the remaining unexercised bonus was to be calculated using the closing market price of the Shares on December 31, 2009, which was $8.38 per Share, the vested portion of the remaining unexercised bonus would equal $97,669.
Potential Payments upon Termination or a Change In Control
James C. Taylor, the Company’s Chief Executive Officer and President, is party to a Change in Control Agreement. Pursuant to the Change in Control Agreement, Mr. Taylor will receive a payment equal to two times his annual salary in the event he is terminated as Chief Executive Officer and President without cause or he terminates such employment for good reason within one year of a change in control of the Company or the execution of a definitive agreement contemplating a change in control of the Company. As of December 31, 2009, this amount was equal to $750,000.
Please see the discussion of the Long Term Bonus Agreement and the 2002 Bonus Agreement with Mr. Taylor detailed above.

Director Compensation
The following table summarizes compensation that the Company’s directors earned during 2009 for services as members of the Board of Directors.

(a)	(b)	(d)	(h)
	Fees Earned or Paid in
	Cash(1)	Option	Total
Name	($)	Awards(2)	($)
Glen M. Kassan Chairman	(3)	—	(3)
J. Dwane Baumgardner	51,250	—	51,250
James R. Henderson(4)	28,750	—	28,750
Mark E. Schwarz	53,250	—	53,250
Avrum Gray	58,250	—	58,250
James A. Risher	58,250	—	58,250
John H. McNamara, Jr.	28,750	—	28,750
Warren G. Lichtenstein(4)	—	—	—

(1)	In the year ended December 31, 2009, directors, other than the Chairman, received the following fees:

$6,250 quarterly retainer fee for each director;

$1,500 quarterly retainer fee for the chairman of each committee;

$1,250 for each Board meeting attended; and

$1,000 for each committee meeting attended.

(2)
No option awards were granted during the year ended December 31, 2009 and the Company did not recognize, under the provisions of SFAS 123(R), any stock-based compensation expense related to stock options previously awarded to directors for the year ended December 31, 2008. At December 31, 2009, the aggregate number of outstanding stock option awards held by each non-employee director, all of which are fully vested, was: Mr. Kassan — 0 Shares; Mr. Baumgardner — 45,126 Shares; Mr. Henderson — 20,824 Shares; Mr. Schwarz — 26,123 Shares; Mr. Gray — 13,378 Shares; Mr. Risher — 0 Shares; Mr. McNamara — 0 Shares; and Mr. Lichtenstein — 0 Shares. Option grants are discussed in Note 1 to the Company’s consolidated financial statements in its Annual Report on Form 10-K originally filed on March 30, 2010.

(3)
Mr. Kassan has not received direct compensation from the Company. The services of Mr. Kassan were compensated under a management agreement with SPL. The fee paid to SPL by the Company was $475,000 for the year ended December 31, 2009. Additional detail regarding this fee is set forth in “Certain Relationships and Related Transactions” presented below.

(4)
As previously announced, Mr. Henderson resigned from the Board on March 30, 2010. To fill the vacancy created by his resignation, the remaining Board members unanimously elected Mr. Lichtenstein to serve as a member until the next annual meeting of the Company’s stockholders. Mr. Henderson exercised all of his stock options on April 23, 2010 and sold all of his Shares the same day.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding ownership of the Shares, as of April 27, 2010 (except as otherwise noted), by: (i) each person or entity (including such person’s or entity’s address) who is known by the Company to own beneficially more than five percent of the outstanding Shares; (ii) each of the Company’s directors and nominees for director who beneficially owns Shares; (iii) each Named Executive Officer (as defined under the Executive Compensation section of this Form 10-K/A) who beneficially owns Shares; and (iv) all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company. Unless otherwise indicated, the address for all of the executive officers, directors and shareholders named below is c/o SL Industries, Inc., 520 Fellowship Road, Suite A-114, Mount Laurel, New Jersey 08054.

	Number of Shares
Name of Beneficial Owner	Beneficially Owned(1)		Percentage Owned(2)

GAMCO Investors, Inc. et al One Corporate Center Rye, NY 10580-1435	1,882,230	(3)	31.1%

Steel Partners II, L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	733,998	(4)	12.1%

Wellington Management Company, LLP Wellington Trust Company, NA 75 State Street Boston, MA 02109	463,600	(5)	7.7%

Warren G. Lichtenstein	744,298	(4)(6)	12.3%

Glen M. Kassan	0	(4)	*

Mark E. Schwarz	217,056	(7)	3.6%

J. Dwane Baumgardner	96,920	(8)	1.6%

David R. Nuzzo	52,924	(9)	*

James C. Taylor	114,770	(10)	1.9%

Avrum Gray	41,702	(11)	*

James A. Risher	0

John H. McNamara, Jr.	0

All Directors and Executive Officers as a Group	1,267,670	(12)	20.3%

*	Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Under such rules, Shares are deemed to be beneficially owned by a person or entity if such person or entity has or shares the power to vote or dispose of the Shares, whether or not such person or entity has any economic interest in such Shares. Except as otherwise indicated, and subject to community property laws where applicable, the persons and entities named in the table above have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such option or warrant, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity.

(2)	Based upon 6,047,825 Shares outstanding as of April 27, 2010.

(3)
Based upon a Schedule 13D/A Amendment No. 39 filed on April 14, 2010 with the SEC by Mario J. Gabelli (“Mario Gabelli”) and various entities that he directly or indirectly controls or for which he acts as chief investment officer. These entities engage in various aspects of the securities business, primarily as investment adviser to various institutional and individual clients, including registered investment companies and pension plans, and as general partner of various private investment partnerships. Certain of these entities may also make investments for their own accounts. This Schedule 13D/A Amendment No. 39 was filed by one or more of the following persons: GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc (“GSI”), Gabelli & Company, Inc. (“Gabelli & Company”), MJG Associates, Inc (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), MJG-IV Limited Partnership (MJG-IV) and Mario Gabelli. GGCP makes investments for its own account and is the controlling shareholder of GBL. GBL, a public company listed on the New York Stock Exchange, is the parent company for a variety of companies engaged in the securities business, including those named below.

GAMCO, a wholly-owned subsidiary of GBL, is an investment adviser registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”). GAMCO is an investment manager providing discretionary managed account services for employee benefit plans, private investors, endowments, foundations and others.

GSI, a majority-owned subsidiary of GBL, is an investment adviser registered under the Advisers Act and serves as a general partner or investment manager to limited partnerships and offshore investment companies. As a part of its business, GSI may purchase or sell securities for its own account. GSI is a general partner or investment manager of a number of funds or partnerships, including Gabelli Associates Fund, L.P., Gabelli Associates Fund II, L.P., Gabelli Associates Limited, ALCE Partners, L.P., Gabelli Capital Structure Arbitrage Fund LP, Gabelli Capital Structure Arbitrage Fund Limited, Gabelli Intermediate Credit Fund, L.P., Gabelli Japanese Value Partners L.P., GAMA Select Energy + L.P., GAMCO Medical Opportunities L.P., GAMCO Long/Short Equity Fund, L.P., Gabelli Multimedia Partners, L.P. and Gabelli International Gold Fund Limited. Gabelli & Company, a wholly-owned subsidiary of GSI, is a broker-dealer registered under the Exchange Act, which as a part of its business regularly purchases and sells securities for its own account.

Gabelli Funds, a wholly owned subsidiary of GBL, is a limited liability company. Gabelli Funds is an investment adviser registered under the Advisers Act, which presently provides discretionary managed account services for The Gabelli Equity Trust Inc., The Gabelli Asset Fund, The GAMCO Growth Fund, The Gabelli Convertible and Income Securities Fund Inc., The Gabelli Value Fund Inc., The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, The GAMCO Global Telecommunications Fund, GAMCO Gold Fund, Inc., The Gabelli Global Multimedia Trust Inc., The GAMCO Global Convertible Securities Fund, Gabelli Capital Asset Fund, GAMCO International Growth Fund, Inc., The GAMCO Global Growth Fund, The Gabelli Utility Trust, The GAMCO Global Opportunity Fund, The Gabelli Utilities Fund, The Gabelli Blue Chip Value Fund, The GAMCO Mathers Fund, The Gabelli Woodland Small Cap Value Fund, The Comstock Capital Value Fund, The Gabelli Dividend and Income Trust, The Gabelli Global Utility & Income Trust, The Gabelli Global Gold, Natural Resources & Income Trust, The Gabelli Global Deal Fund, Gabelli Enterprise M&A Fund, The Gabelli SRI Green Fund, Inc. and The Gabelli Healthcare & Wellness Rx Trust (collectively, the “Funds”), which are registered investment companies.

Teton Advisors, an investment adviser registered under the Advisers Act, provides discretionary advisory services to The GAMCO Westwood Mighty Mites Fund, The GAMCO Westwood Income Fund and The GAMCO Westwood SmallCap Equity Fund.

MJG Associates provides advisory services to private investment partnerships and offshore funds. Mario Gabelli is the sole shareholder, director and employee of MJG Associates. MJG Associates is the Investment Manager of Gabelli International Limited and Gabelli Fund, LDC. Mario Gabelli is the general partner of Gabelli Performance Partnership, LP.

The Foundation is a private foundation. Mario Gabelli is the Chairman, a Trustee and the Investment Manager of the Foundation. Elisa M. Wilson is the President of the Foundation.

Mario Gabelli is the majority stockholder, Chief Executive Officer and a director of GGCP and Chairman and Chief Executive Officer of GBL. Mario Gabelli is also deemed to be the controlling shareholder of Teton through his control of GGCP and MJG-IV.

The aggregate number of securities to which Schedule 13D Amendment No. 39 relates includes the following Shares deemed to be owned beneficially by the following: 202,000 Shares held by Gabelli Funds; 1,425,199 Shares held by GAMCO; 59,100 Shares held by Mario Gabelli; 182,900 Shares held by Teton Advisors; 1,200 Shares held by the Foundation, 7,500 Shares held by GSI and 4,331 Shares held by GGCP. The foregoing persons do not admit to constituting a group within the meaning of Section 13(d) of the Exchange Act. Mario Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of Gabelli Funds, GAMCO, Teton Advisors, Foundation, GSI and GGCP. GSI is deemed to have beneficial ownership of the securities owned beneficially by Gabelli & Company. GBL and GGCP are deemed to have beneficial ownership of the securities owned beneficially by each of Gabelli Funds, GAMCO, Teton Advisors, GSI and GGCP.

GBL, GAMCO and Gabelli & Company are New York corporations and GSI and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a Wyoming corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

(4)
Based upon a Schedule 13D/A Amendment No. 20 filed jointly on April 23, 2010 with the SEC by Steel Partners II, L.P., a Delaware limited partnership (Steel Partners II), Steel Partners Holdings, L.P., a Delaware limited partnership (“Steel Holdings”), Steel Partners LLC, a Delaware limited liability company (“Partners LLC”), Warren G. Lichtenstein, Glen M. Kassan and John H. McNamara, Jr.

Steel Holdings is the sole limited partner of Steel Partners II. Partners LLC is the manager of Steel Partners II and Steel Holdings and has been delegated the sole power to vote and dispose of the securities held by Steel Partners II and Steel Holdings. Warren G. Lichtenstein is the manager of Partners LLC. By virtue of these relationships, each of Steel Holdings, Partners LLC, and Mr. Lichtenstein may be deemed to beneficially own the Shares owned by Steel Partners II. Messrs. Lichtenstein, Kassan and McNamara are directors of the Company. In such filing Mr. McNamara and Mr. Kassan report that they do not beneficially own any Shares.

The principal business address of each of the Reporting Persons is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(5)
Based upon the Schedule 13Gs filed on February 12, 2010 with the SEC by Wellington Management Company, LLP (“Wellington Management”) and Wellington Trust Company, NA (“Wellington Trust”), these Shares are owned by various clients for whom Wellington Management and/or Wellington Trust serve as an investment advisor. No such client of Wellington Management or Wellington Trust is known to have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such Shares in an amount greater than five percent of the outstanding Shares, except for Wellington Trust and Willington Management, respectively. Wellington Management and Wellington Trust, in their respective capacities as investment advisers, may be deemed to beneficially own the 463,600 Shares, which are held of record by such clients. Wellington Management and Wellington Trust each have shared voting and dispositive power with respect to the 463,600 Shares.

(6)
Based upon a Schedule 13D/A Amendment No. 20 filed jointly on April 23, 2010 with the SEC by Steel Partners II, Steel Partners Holdings, Partners, Steel Partners GP, Messrs. Lichtenstein, Kassan, and McNamara, Mr. Lichtenstein owns 10,300 Shares. Mr. Lichtenstein also has the power to vote and dispose of the 733,998 Shares owned by Steel Partners II.

(7)
Includes 190,933 Shares that Mr. Schwarz has the power to vote and dispose, by virtue of his position as Managing Member of Newcastle Capital Group, L.L.C., which is the general partner of Newcastle Capital Management, L.P., which is the general partner of Newcastle Partners, L.P. Also includes 26,123 Shares that Mr. Schwarz has the right to acquire at any time upon exercise of stock options.

(8)	Includes 53,365 Shares owned by Mr. Baumgardner and 43,555 Shares that Mr. Baumgardner has the right to acquire at any time upon exercise of stock options.

(9)
Includes 4,500 Shares owned by Mr. Nuzzo, 8,091 Shares beneficially owned by Mr. Nuzzo as a participant in the Company sponsored 401(k) plan, and 40,333 Shares that Mr. Nuzzo has the right to acquire at any time upon exercise of stock options.

(10)
Includes 21,900 Shares owned directly by Mr. Taylor, 100 Shares owned indirectly by Mr. Taylor through a family member, 4,104 Shares beneficially owned by Mr. Taylor as a participant in the Company sponsored 401(k) plan, and 88,666 Shares that Mr. Taylor has the right to acquire at any time upon exercise of stock options.

(11)
Includes 3,500 Shares held by Mr. Gray’s Individual Retirement Account, 13,400 Shares held by 1993 GF Limited Partnership, in which the general partner is a corporation owned solely by Mr. Gray and 6,800 Shares held by AVG Limited Partnership, in which Mr. Gray is a general partner. Also includes 2,500 Shares held by JYG Limited Partnership, in which Mr. Gray’s spouse is a general partner, 2,124 Shares held by AG 1991 Trust UAD, in which Mr. Gray’s spouse is a Trustee of the trust and 13,378 Shares that Mr. Gray has the right to acquire at any time upon exercise of stock options. Except for the Shares held in his Individual Retirement Account and by JYG Limited Partnership, Mr. Gray disclaims beneficial ownership of these Shares.

(12)	Includes 212,055 Shares that directors and executive officers have the right to acquire, at any time, upon the exercise of nonqualified and incentive stock options granted by the Company.
Equity compensation plan information is set forth in Item 5 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
During the year ended December 31, 2009, certain services were provided by SPL to the Company pursuant to a Management Agreement dated April 1, 2002 between the Company and SPL. SPL is a management company controlled by Mr. Lichtenstein. The Compensation Committee engaged an independent firm to provide a report and advice regarding the amount of management fees that should be payable to SPL for such services. These fees, other than the payment of a possible bonus, are the only consideration for the services of Mr. Kassan, the current Chairman of the Board and director. In consideration for such services, the fee paid to SPL by the Company was $475,000 for the year ended December 31, 2009.
Although not in writing, the Board engages in discussions regarding related party transactions reflecting its understanding of policies and procedures, which gives the Board the power to approve or disapprove potential related party transactions of directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. The Board is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.
Director Independence
The Board has adopted independence standards for directors that conform to the standards required by the SEC and NYSE Amex (formerly the American Stock Exchange) for listed companies. A majority of the Company’s directors are independent directors based on the Company’s director independence standards. Using these standards, and based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board of Directors has affirmatively determined that Messrs. Baumgardner, Schwarz, Gray and Risher each qualify as independent directors.
The Company’s Board of Directors committees include a standing Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee.
The Audit Committee is comprised of three members, each whom has been determined by the Board to be independent, based on NYSE Amex standards. The Board has determined that Avrum Gray, the Chairman of the Audit Committee and a non-management director, is an audit committee financial expert serving on the Audit Committee.

The Compensation Committee is comprised of three members, each of whom has been determined to be independent based on NYSE Amex standards.
The Nominating and Corporate Governance Committee is comprised of three members, each of whom has been determined by the Board to be independent based on NYSE Amex standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by Grant Thornton LLP for professional fees rendered in connection with the audit of the Company’s annual financial statements and the reviews of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto, were $597,713 for the year ended December 31, 2009 and $714,963 for the year ended December 31, 2008.
Audit-Related Fees
The aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as “Audit Fees,” includes planning efforts related to the review of the Company’s internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and consultations concerning financial accounting and reporting matters not classified as audit, were $95,235 for the year ended December 31, 2009, and $19,531 for the year ended December 31, 2008.
Tax Fees
The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice and tax planning were $1,760 for the year ended December 31, 2009, and $0 for the year ended December 31, 2008. The services comprising the fees reported as “Tax Fees” are primarily related to consultation regarding tax issues and tax structure related to foreign operations.
All Other Fees
There were no other fees billed by Grant Thornton LLP for the years ended December 31, 2009 and December 31, 2008 for products and services, other than those described.
Pre-approval Policies and Procedures
All audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by the Audit Committee. Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.
All of the engagements and fees for the year ended December 31, 2009 were approved by the Audit Committee. Of the total number of hours expended on Grant Thornton LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2009, none of the hours were attributed to work performed by persons other than permanent, full-time employees of Grant Thornton LLP in the United States and of a member firm of Grant Thornton International in China.
The Audit Committee considered whether the provision of non-audit services by Grant Thornton LLP was compatible with its ability to maintain independence from an audit standpoint and concluded that Grant Thornton LLP’s independence was not compromised.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The information required by this Item is included elsewhere in the Company’s Annual Report on Form 10-K originally filed with the SEC on March 30, 2010. Consolidated financial statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are filed as part of the Annual Report on Form 10-K. See Index at page F-1 to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.
(a) (2) Financial Statement Schedules
The financial statement schedule for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 were submitted with the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because (a) the required information is shown elsewhere in the Annual Report on Form 10-K, or (b) they are inapplicable, or (c) they are not required.
See Index at page F-1 to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.
(a) (3) Exhibits
The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SL INDUSTRIES, INC.
(Company)

By	/s/ James C. Taylor	Date: April 30, 2010
James C. Taylor
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	/s/ Glen M. Kassan	Date: April 30, 2010
Glen M. Kassan – Chairman of the Board

By	/s/ James C. Taylor	Date: April 30, 2010
James C. Taylor – President and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ David R. Nuzzo	Date: April 30, 2010
David R. Nuzzo – Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

By	/s/ J. Dwane Baumgardner	Date: April 30, 2010

J. Dwane Baumgardner – Director

By	/s/ Avrum Gray	Date: April 30, 2010
Avrum Gray – Director

By	/s/ James A. Risher	Date: April 30, 2010
James A. Risher – Director

By	/s/ Mark E. Schwarz	Date: April 30, 2010
Mark E. Schwarz – Director

By	/s/ John H. McNamara	Date: April 30, 2010
John H. McNamara – Director

By	/s/ Warren G. Lichtenstein	Date: April 30, 2010
Warren G. Lichtenstein – Director

INDEX TO EXHIBITS
The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description

2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

3.2	Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

10.1*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2*	1988 Deferred Compensation Agreement with a Certain Officer. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K dated November 9, 1990.

10.3*	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.4*	Capital Accumulation Plan. Incorporated by reference to the Company’s report on Form 10K/A for the fiscal period ended July 31, 1994.

10.5*	Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.6*	Amendment to Change-in-Control Agreement, dated December 22, 2008, to the Change-in-Control Agreement dated, May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008.

10.7*	Bonus Agreement dated August 5, 2002 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit #	Description

10.8*	Management Agreement dated as of January 23, 2002 between the Company and Steel Partners, Ltd. Incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.9	Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated November 10, 2008.

10.10*	Long-Term Bonus Agreement, dated September 1, 2005 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

14	Code of Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

21**	Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is being amended hereby.

***	Filed herewith.