Form 10-Q
period 2010-03-31
SL INDUSTRIES INC
filed 2010-05-14
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 5, 2010 was 6,044,387.

ITEM 1.	FINANCIAL STATEMENTS
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,290,000	$9,967,000
Receivables, net	27,198,000	22,388,000
Inventories, net	19,535,000	18,815,000
Prepaid expenses	2,201,000	685,000
Deferred income taxes, net	3,990,000	4,058,000

Total current assets	58,214,000	55,913,000

Property, plant and equipment, net	9,041,000	9,274,000
Deferred income taxes, net	5,283,000	5,331,000
Goodwill	22,769,000	22,769,000
Other intangible assets, net	4,715,000	4,939,000
Other assets and deferred charges	1,090,000	1,225,000

Total assets	$101,112,000	$99,451,000

LIABILITIES
Current liabilities:
Accounts payable	$11,076,000	$10,208,000
Accrued income taxes	1,098,000	830,000
Accrued liabilities:
Payroll and related costs	3,653,000	3,482,000
Other	6,378,000	6,329,000

Total current liabilities	22,205,000	20,849,000

Deferred compensation and supplemental retirement benefits	2,326,000	2,365,000
Other liabilities	7,123,000	7,137,000

Total liabilities	31,654,000	30,351,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,089,000	43,027,000
Retained earnings	43,197,000	42,071,000
Accumulated other comprehensive (loss)	(180,000)	(141,000)
Treasury stock at cost, 2,263,000 and 2,166,000 shares, respectively	(18,308,000)	(17,517,000)

Total shareholders’ equity	69,458,000	69,100,000

Total liabilities and shareholders’ equity	$101,112,000	$99,451,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$42,133,000	$36,232,000
Cost and expenses:
Cost of products sold	28,143,000	24,345,000
Engineering and product development	2,980,000	3,251,000
Selling, general and administrative	8,060,000	7,357,000
Depreciation and amortization	774,000	899,000

Total cost and expenses	39,957,000	35,852,000

Income from operations	2,176,000	380,000
Other income (expense):
Amortization of deferred financing costs	(61,000)	(48,000)
Fire related loss, net	(38,000)	—
Interest income	—	5,000
Interest expense	(33,000)	(33,000)

Income from continuing operations before income taxes	2,044,000	304,000
Income tax provision	768,000	59,000

Income from continuing operations	1,276,000	245,000
(Loss) from discontinued operations, net of tax	(150,000)	(196,000)

Net income	$1,126,000	$49,000

Basic net income (loss) per common share
Income from continuing operations	$0.21	$0.04
(Loss) from discontinued operations, net of tax	(0.02)	(0.03)

Net income	$0.18 *	$0.01

Diluted net income (loss) per common share
Income from continuing operations	$0.21	$0.04
(Loss) from discontinued operations, net of tax	(0.02)	(0.03)

Net income	$0.18 *	$0.01

Shares used in computing basic net income (loss) per common share	6,123,000	5,933,000

Shares used in computing diluted net income (loss) per common share	6,149,000	5,933,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net income	$1,126,000	$49,000
Other comprehensive income, net of tax:
Foreign currency translation	(39,000)	(8,000)

Comprehensive income	$1,087,000	$41,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$1,126,000	$49,000
Adjustment for losses from discontinued operations	150,000	196,000

Income from continuing operations	1,276,000	245,000

Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation	470,000	544,000
Amortization	304,000	355,000
Amortization of deferred financing costs	61,000	48,000
Non-cash fire related loss	(32,000)	—
Non-cash compensation expense (benefit)	36,000	(145,000)
Stock-based compensation	65,000	61,000
Provisions for losses on accounts receivable	14,000	8,000
Deferred compensation and supplemental retirement benefits	98,000	101,000
Deferred compensation and supplemental retirement benefit payments	(134,000)	(126,000)
Deferred income taxes	117,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	(4,824,000)	2,429,000
Inventories	(930,000)	682,000
Prepaid expenses	(591,000)	(319,000)
Other assets	(5,000)	2,000
Accounts payable	868,000	(2,101,000)
Accrued liabilities	(459,000)	(1,664,000)
Accrued income taxes	390,000	48,000

Net cash (used in) provided by operating activities from continuing operations	(3,276,000)	189,000
Net cash (used in) operating activities from discontinued operations	(288,000)	(457,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(3,564,000)	(268,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(284,000)	(213,000)
Purchases of other assets	(1,000)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(285,000)	(213,000)

FINANCING ACTIVITIES
Payments of deferred financing costs	—	(7,000)
Treasury stock (purchases) sales, net	(794,000)	308,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(794,000)	301,000

Effect of exchange rate changes on cash	(34,000)	(5,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,677,000)	(185,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,967,000	504,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,290,000	$319,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,000	$34,000
Income taxes	$265,000	$18,000
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
Notes to Consolidated Financial Statements (Unaudited)
1. Basis Of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
2. Receivables
Receivables consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Trade receivables	$27,312	$22,607
Less: allowance for doubtful accounts	(665)	(651)

	26,647	21,956
Other	551	432

	$27,198	$22,388

3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$15,785	$15,234
Work in process	4,482	3,534
Finished goods	2,596	3,368

	22,863	22,136
Less: allowances	(3,328)	(3,321)

	$19,535	$18,815

4. Income Per Share
The Company has presented net income per common share pursuant to Accounting Standards Codification (“ASC”) 260 “Earnings Per Share.” Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period.

Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. For the three months ended March 31, 2009, there was no dilutive effect for common stock equivalents because the exercise price of stock options outstanding was greater than the Company’s share price.
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2010			2009
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$1,126	6,123	$0.18	$49	5,933	$0.01
Effect of dilutive securities	—	26	—	—	—	—

Diluted net income per common share	$1,126	6,149	$0.18	$49	5,933	$0.01

For the three-month periods ended March 31, 2010 and March 31, 2009, approximately 222,000 and 404,000 stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
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
The 1991 Incentive Plan enabled the Company to grant either nonqualified options, with an exercise price per share established by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”), or incentive stock options, with an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Each option granted under the 1991 Incentive Plan is exercisable at any time and expires ten years from date of grant. The 1991 Incentive Plan expired on September 25, 2001.

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
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. Compensation expense is recognized over the vesting period of the options. In recognition of such grants, the Company recorded $65,000 in compensation expense for the three-month period ended March 31, 2010 and $61,000 for the three-month period ended March 31, 2009.
As of March 31, 2010, there was a total of $123,000 of total unrecognized compensation expense related to the unvested stock options. Such unrecognized cost will be recorded over the next two quarters. Also, with respect to certain stock-based compensation, the Company has recognized an expense of $36,000 and a benefit of $145,000 in the three-month periods ended March 31, 2010 and March 31, 2009, respectively.
The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2009	380	$10.13	3.48
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(26)	$11.11

Outstanding as of March 31, 2010	354	$10.06	3.48	N/M

Exercisable as of March 31, 2010	302	$9.59	3.14	N/M

During the three-month periods ended March 31, 2010 and March 31, 2009, no options to purchase common stock were exercised by option holders.
5. Income Tax
The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270 “Income Taxes — Interim Reporting.” For each interim period the Company estimates its annual effective income tax rate and applies the estimated rate to its year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items separately reported, such as discontinued operations, and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

For the three-month periods ended March 31, 2010 and March 31, 2009, the estimated income tax rate for continuing operations was 38% and 19%, respectively.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2010 and December 31, 2009 of $2,505,000 and $2,526,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the balance of the Company’s unrecognized tax benefits may change within the next twelve months by an amount ranging from zero to $434,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. The Company recorded a liability for unrecognized benefits of $933,000, $917,000 and $655,000 for federal, foreign and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2010, the Company has accrued approximately $523,000 for the payment of interest and penalties.
During the three-month period ended March 31, 2010, the Company recorded additional benefits from research and development tax credits of $71,000. As of March 31, 2010, the Company’s gross research and development tax credit carryforwards totaled approximately $1,832,000. Of these credits, approximately $1,209,000 can be carried forward for 15 years and will expire between 2013 and 2025, and approximately $623,000 can be carried forward indefinitely. As of March 31, 2010, the Company’s gross foreign tax credits totaled approximately $2,515,000. These credits can be carried forward for ten years and will expire between 2017 and 2020.
6. Recently Adopted and Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Bulletin (the “FASB”) issued ASC 855 “Subsequent Events.” ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions arising after the balance-sheet date, but prior to the issuance of the financial statements, are referred to as “non-recognized subsequent events.” It also required companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. In February 2010, ASC 855 was amended to eliminate the requirement to disclose the date through which subsequent events have been evaluated. The Company adopted this new standard, as amended. The Company evaluates subsequent events through the date of filing and applies the guidance found in ASC 855 to its disclosures regarding such events.

In June 2009, the FASB issued ASC 860 “Transfers and Servicing.” ASC 860 terminates the concept of a qualifying special-purpose entity and removes any exceptions from applying “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. Earlier application was prohibited. The adoption of ASC 860 did not have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC 810-10 “Consolidation — Overall” to require a reporting entity to perform an analysis of existing investments to determine whether such investments provide a controlling financial interest in a variable interest entity. This analysis defines the primary beneficiary of a variable interest entity as the enterprise that has both (1) the power to direct the activities of significant impact on a variable interest entity, and (2) the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. ASC 810-10 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. Under its current operations, the adoption of ASC 810-10 does not have an impact on the Company.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company has one minor contract related to Multiple-Deliverable Revenue Arrangements and infrequently enters into such arrangements. The Company believes that adopting the provisions of ASU No. 2009-13 will not have a material impact on its consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 amends guidance included within ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company believes that the adoption of the provisions of ASU No. 2009-14 will not have a material impact on its consolidated financial statements.

7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,769	$—	$22,769	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,697	2,003	3,700	1,570	2,130
Patents	1,272	1,066	206	1,271	1,053	218
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,016	684	1,700	940	760
Licensing fees	355	205	150	355	196	159
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	51	—

Total other intangible assets	8,850	4,135	4,715	8,849	3,910	4,939

	$31,619	$4,135	$27,484	$31,618	$3,910	$27,708

In accordance with ASC 350 “Intangibles — Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2009.
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
For the testing conducted as of December 31, 2009, the Company concluded that no impairment charge was warranted. Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2010.
Management has not identified any triggering events, as defined by ASC 350, during 2010. Accordingly, no interim impairment test has been performed.
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended March 31, 2010 and March 31, 2009 was $225,000 and $226,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $900,000 in 2010, $864,000 in 2011, $714,000 in 2012, $385,000 in 2013 and $346,000 in 2014. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Change in	March 31,
	2009	Goodwill	2010
	(in thousands)
SL Power Electronics Corp.	$4,276	$—	$4,276
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$—	$22,769

8. Debt
On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility was reset and amended during the third quarter of 2009.
The 2008 Credit Facility, as amended, provides for maximum borrowings of up to $40,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or an alternative rate, which is the higher of (i) the Federal Funds rate plus 0.5%, or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and limitations on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.
As of the date hereof, March 31, 2010 and December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility. At March 31, 2010, the Company had a total availability thereunder of $33,500,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.

9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Taxes (other than income) and insurance	$482	$209
Commissions	631	744
Litigation and legal fees	100	96
Other professional fees	429	674
Environmental	1,289	1,355
Warranty	1,375	1,373
Deferred revenue	31	28
Other	2,041	1,850

	$6,378	$6,329

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. The following is a summary of activity in accrued warranty and service liabilities:

Three Months Ended
March 31, 2010
(in thousands)
Liability, beginning of year	$1,373
Expense for new warranties issued	119
Expense related to prior year warranties	25
Warranty claims	(142)

Liability, end of period	$1,375

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $5,817,000, of which $4,528,000 is included as other long-term liabilities as of March 31, 2010. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
The Company is the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech once operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).
In 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a potential responsible party (a “PRP”) in connection with the remediation of the Puchack Wellfield, which has been designated as a Superfund Site. The EPA has alleged that hazardous substances generated at the Pennsauken Site contaminated the Puchack Wellfield. As a PRP, the Company is potentially liable, jointly and severally, for the investigation and remediation of the Puchack Wellfield Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”).
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

Following the issuance of its Record of Decision, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for operable unit one identified in the EPA’s Record of Decision. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs. The Company is currently engaged in discussions with representatives of the EPA and the Department of Justice with respect to the issues in this matter.
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against all or part of the EPA claim and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual stated below. In addition, the Company’s attorneys have advised it that based on recent statutory and regulatory changes, the Pennsauken Site may have to undergo additional remediation. The Company has retained environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance with the new standards. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were completed in 2009. Implementation of a pilot study to remediate contaminated soils in-situ based on the treatability studies is scheduled to commence in 2010. Treatability studies for the in-situ remediation of the groundwater contamination at the Site were also conducted in 2009, with another one scheduled to be completed in 2010. Implementation of a pilot study to remediate contaminated groundwater is scheduled to commence in 2010. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. At March 31, 2010, the Company had an accrual of $1,266,000 to remediate the Camden Site.
As of March 31, 2010 and December 31, 2009, the Company had recorded environmental accruals of $5,817,000 and $5,883,000, respectively.

11. Segment Information
The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL Montevideo Technology, Inc. (“SL-MTI”) and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“Teal”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. Management has combined SLPE and the High Power Group into one business unit classified as the Power Electronics Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.” Business units are also combined if they have similar characteristics in each of the following areas:
•	nature of products and services
•	nature of production process
•	type or class of customer
•	methods of distribution
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, military, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three-month periods ended March 31, 2010 and March 31, 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$16,332	$12,866
High Power Group	13,111	11,771

Total	29,443	24,637

SL-MTI	7,011	6,390
RFL	5,679	5,205

Consolidated	$42,133	$36,232

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$817	$(181)
High Power Group	1,108	921

Total	1,925	740

SL-MTI	797	781
RFL	941	437
Other	(1,487)	(1,578)

Consolidated	$2,176	$380

	March 31,	December 31,
	2010	2009
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$30,836	$27,255
High Power Group	28,252	27,192

Total	59,088	54,447

SL-MTI	11,249	11,520
RFL	15,407	15,096
Other	15,368	18,388

Consolidated	$101,112	$99,451

	March 31,	December 31,
	2010	2009
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,345	$5,433
High Power Group	16,739	16,866

Total	22,084	22,299

SL-MTI	—	—
RFL	5,400	5,409

Consolidated	$27,484	$27,708

12. Retirement Plans And Deferred Compensation
During the three-month periods ended March 31, 2010 and March 31, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $284,000 during the three-month period ended March 31, 2010 and $378,000 for the three-month period ended March 31, 2009.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $94,000 and $93,000 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.
13. Fire Related Loss And Insurance Recovery
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. Details of the net fire related loss are as follows:

Three Months Ended
March 31, 2010
(in thousands)
Fire related loss	$(370)
Insurance recovery	332

Net fire related loss	$(38)

The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents the replacement cost of property and equipment damaged as a result of the fire, the fair market value of inventory damaged in the fire, cleanup costs and increased business expenses, net of applicable adjustments and deductibles.
Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance companies.

14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2010 and March 31, 2009 were $182,000 and $367,000, respectively. Accounts receivable due from RFL Communications at March 31, 2010 were $58,000.
The Company is a party to a Management Agreement dated April 1, 2002 with Steel Partners LLC (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein, Kassan and McNamara are directors of the Company. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. Fees under the Management Agreement, other than the payment of a possible bonus, are the only consideration for the services of Mr. Kassan. Fees of approximately $40,000 were expensed for the three-month period ended March 31, 2010. Fees of approximately $119,000 were expensed for the three-month period ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in the People’s Republic of China. Most of the Company’s sales are made to customers who are based in the United States. However, over the years the Company has increased its presence in international markets. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovations.
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

Business Trends
Demand for the Company’s products and services increased during the first quarter of 2010, compared to the first quarter of 2009. At March 31, 2010, the Company’s backlog increased to $67,262,000, from $55,793,000 at March 31, 2009, for an increase of 21% on a comparative basis. All of the Company’s operating segments, except one, recorded increases in backlog, which ranged from 4% to 72%. The Company’s bookings for the first quarter of 2010 increased by 29%, compared to 2009.
During 2009, the Company experienced a significant decrease of sales and income due to the macro economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, contingency plans were implemented to reduce costs and align capacity with lower business levels. Capital investment was postponed, where feasible, during 2009.
In the sections that follow, statements with respect to 2010 or the quarter ended 2010 refer to the three-month period ended March 31, 2010. Statements with respect to 2009 or the quarter ended 2009 refer to the three-month period ended March 31, 2009.
Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the amounts of reported and contingent assets and liabilities at the date of the consolidated financial statements and the amounts of reported net sales and expenses during the reporting period.
The Securities and Exchange Commission (the “SEC”) has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the portrayal of the Company’s financial condition and results, and that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” Also during fiscal 2009, RFL recognized revenue under “Bill and Hold Arrangements” recorded according to the guidance provided by SAB No. 104. The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2010 and 2009. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value. This contract was essentially completed at December 31, 2009.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the quarters ended 2010 and 2009 by approximately 0.6% and 1.0%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.4% and 2.9% of gross trade receivables at March 31, 2010 and December 31, 2009, respectively.
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
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,505,000 and $2,526,000 as of March 31, 2010 and December 31, 2009, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2010, the Company reported accrued interest and penalties related to unrecognized tax benefits of $523,000. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of March 31, 2010 and December 31, 2009 were $9,273,000 and $9,389,000, respectively, net of valuation allowances of $528,000 and $560,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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

Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2009. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2010 and 2009. As of March 31, 2010 and December 31, 2009, goodwill totaled $22,769,000 (representing 23% of total assets).
As of the testing conducted as of December 31, 2009, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2010.
Management has not identified any triggering events, as defined by ASC 350 “Intangibles — Goodwill and Other,” during 2010. Accordingly, no interim impairment test has been performed.
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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity And Capital Resources

	March 31,	December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$5,290	$9,967	$(4,677)	(47%)
Bank debt	$—	$—	$—	—
Working capital	$36,009	$35,064	$945	3%
Shareholders’ equity	$69,458	$69,100	$358	1%
The net cash used in operating activities from continuing operations during the quarter ended March 31, 2010 was $3,276,000, as compared to net cash provided by operating activities from continuing operations during the quarter ended March 31, 2009 of $189,000. The uses of cash from operating activities for the quarter ended March 31, 2010 were an increase in accounts receivable of $4,824,000 and an increase in inventories of $930,000. The increase in accounts receivable was primarily related to increased sales at all operating segments. Accounts receivable increased by $2,800,000 at SLPE, $1,082,000 at Teal and $668,000 at MTE. These uses of cash were partially offset by an increase in accounts payable of $868,000, primarily attributable to SLPE. The increase in prepaid expenses related to the renewal of certain insurance policies in the first quarter. The sources of cash from operating activities for the quarter ended March 31, 2009 were income from continuing operations of $245,000, a decrease in accounts receivable of $2,429,000 and a decrease in inventories of $682,000. These sources of cash were primarily offset by a decrease in accounts payable of $2,101,000, a decrease in accrued liabilities of $1,664,000 and an increase in prepaid expenses of $319,000. The decrease in accounts payable was attributable to SLPE in the amount of $930,000 and to legal and environmental payables related to discontinued operations in the amount of $370,000.
During the quarter ended March 31, 2010, net cash used in investing activities was $285,000. This use of cash was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. During the quarter ended March 31, 2009, net cash used in investing activities was $213,000. The use of cash in investing activities during that period related to the purchase of machinery, computer hardware, software and demonstration equipment.
During the quarter ended March 31, 2010, net cash used in financing activities was $794,000, which related to the purchase of shares of the Company’s treasury stock. During the quarter ended March 31, 2009, net cash provided by financing activities was $301,000, related to treasury stock activity.
On October 23, 2008, the Company entered into the 2008 Credit Facility, with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. During the third quarter of 2009, the 2008 Credit Facility was amended and reset. It currently provides for maximum borrowings of $40,000,000. Additional information with respect to the 2008 Credit Facility is found in Note 8 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q.

The Company’s current ratio was 2.62 to 1 at March 31, 2010 and 2.68 to 1 at December 31, 2009. Current assets increased by $2,301,000 from December 31, 2009, while current liabilities increased by $1,356,000 during the same period.
The Company had no outstanding bank debt at March 31, 2010 or at December 31, 2009.
Capital expenditures were $284,000 in 2010, which represented an increase of $71,000, or 33%, from the capital expenditure levels of 2009. Capital expenditures in 2010 were attributable to a down payment on land rights in China and purchases of machinery, computer hardware and demonstration equipment. Capital expenditures of $213,000 were made during the quarter ended 2009. These expenditures related to the purchase of machinery, computer hardware, software and demonstration equipment.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the quarter ended March 31, 2010.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at March 31, 2010 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,218	$1,131	$—	$—	$2,349
Debt	—	—	—	—	—
Capital Leases	2	—	—	—	2

	$1,220	$1,131	$—	$—	$2,351

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

Results of Operations
Three months ended March 31, 2010, compared with three months ended March 31, 2009
While differences exist among the Company’s business units, demand for the Company’s products and services increased in the quarter ended 2010, compared to the quarter ended 2009, resulting in aggregate sales growth of 16% and an increase in income from operations of 473% for the comparable periods. The growth in sales is due in part to the global economic recovery that began in the fourth quarter of 2009. Quarter-to-quarter sales comparisons are particularly pronounced in light of the weak economic conditions that prevailed in 2009. Both the domestic and international markets experienced sales growth. The growth in income from operations is primarily related to the improved economic conditions and actions taken by the Company to reduce its cost structure to align capacity with lower business levels.
The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended March 31, 2010 and the quarter ended March 31, 2009:

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$16,332	$12,866	$3,466	27%
High Power Group	13,111	11,771	1,340	11%

Total	29,443	24,637	4,806	20%

SL-MTI	7,011	6,390	621	10%
RFL	5,679	5,205	474	9%

Total	$42,133	$36,232	$5,901	16%

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$817	$(181)	$998	551%
High Power Group	1,108	921	187	20%

Total	1,925	740	1,185	160%

SL-MTI	797	781	16	2%
RFL	941	437	504	115%
Other	(1,487)	(1,578)	91	6%

Total	$2,176	$380	$1,796	473%

Consolidated net sales for 2010 increased by $5,901,000, or 16%, when compared to the same period in 2009. When compared to 2009, net sales of the Power Electronics Group increased by $4,806,000, or 20%, net sales of SL-MTI increased by $621,000, or 10%, and net sales of RFL increased by $474,000, or 9%. All of the operating segments reported income from operations in 2010.

The Company recorded income from operations of $2,176,000 for 2010, compared to income from operations of $380,000 for 2009, representing an increase of $1,796,000, or 473%. Income from operations equaled 5% of net sales in 2010, compared to 1% of net sales in 2009.
Income from continuing operations amounted to $1,276,000 (includes other income and expense and the tax provision), or $0.21 per diluted share, in the quarter ended 2010, compared to income from continuing operations of $245,000, or $0.04 per diluted share, for the same period in 2009. Income from continuing operations was approximately 3% of net sales in 2010, compared to income from continuing operations of 1% of net sales in 2009. The Company’s business segments and the components of operating expenses are discussed in the following sections.
The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales increase of 20%, when comparing the quarter ended 2010 to the quarter ended 2009. Income from operations increased by $1,185,000, or 160%, which was primarily attributable to an increase of $998,000, or 551%, at SLPE.
SLPE recorded income from operations of $817,000, representing 5% of its net sales, in 2010. SLPE reported a loss from operations of $181,000, representing 1% of its net sales, in 2009. As a percentage of consolidated net sales, SLPE represented 39% of consolidated net sales in 2010, compared to 36% of consolidated net sales in 2009. At SLPE, sales of its medical product line increased by $1,945,000, sales of its data communications product line increased by $936,000 and sales of its industrial equipment product line increased by $502,000. The increase in the medical equipment product line was due to the relatively low demand in 2009. The data communications product line increase was due primarily to a strong international demand. The increase in sales of the industrial product line was caused by increased orders from distributors, as a result of higher economic activity. Returns and distributor credits decreased to approximately 2% of gross sales in 2010, compared to 3% in 2009. Domestic sales increased by 14% and international sales increased by 88%. While SLPE recorded a sales increase of 27%, its cost of products sold percentage decreased by approximately 1% due to favorable overhead absorption and improved productivity. These benefits were partially offset by unfavorable product mix, greater commodity prices and increased overtime expenses. SLPE recorded increased operating costs of $173,000, or 4%, in 2010, when compared to 2009, due primarily to greater sales related costs.
For the quarters ended March 31, 2010 and March 31, 2009, the High Power Group recorded income from operations, as a percentage of its net sales, of 9% and 8%, respectively. As a percentage of consolidated net sales, the High Power Group represented 31% of consolidated net sales in 2010, compared to 32% of consolidated net sales in 2009. MTE reported income from operations, as a percentage of sales, of 5% in 2010, compared to a loss from operations, as a percentage of sales, of 1% in 2009. Sales increased by $1,032,000, or 25%. MTE experienced sales increases in all of its markets. Domestic sales increased 25%, while international sales increased 21%. MTE’s cost of products sold percentage decreased by 3%, due primarily to improved utilization of overhead costs, partially offset by greater commodity costs, particularly copper. MTE experienced increased operating costs of $136,000 in 2010, compared to 2009. This increase is primarily due to sales related costs. Teal reported income from operations, as a percentage of sales, of 11% in 2010, compared to 13% in 2009. Teal reported a sales increase of $308,000, or 4%. Teal’s cost of products sold percentage increased 3%, compared to 2009, primarily due to greater copper prices. Sales to medical imaging equipment manufacturers increased by $377,000 and sales to semiconductor manufacturers increased by $316,000, while sales to military and aerospace customers decreased by $385,000. Operating costs at Teal remained relatively constant in 2010, compared to 2009.

Net sales for SL-MTI increased by $621,000, or 10%, while income from operations increased by $16,000, or 2%. As a percentage of consolidated net sales, sales for SL-MTI represented 17% of consolidated net sales in 2010, compared to 18% of consolidated net sales in 2009. This sales increase was primarily due to an increase of $514,000 to customers in the defense and commercial aerospace industries. The other product lines of SL-MTI recorded a net sales increase of $107,000. SL-MTI’s cost of products sold percentage increased by 1% in 2010, compared to 2009. Operating costs increased by $112,000, or 9%, due to commissions for international sales representatives and other sales related costs.
Comparing the quarters ended March 31, 2010 and March 31, 2009, net sales for RFL increased by $474,000, or 9%. As a percentage of consolidated net sales, sales for RFL represented 13% of consolidated net sales in 2010, compared to 14% of consolidated net sales in 2009. Sales increases were reported for all product lines, in particular sales of protection products, which increased by $370,000, or 14%. The increase in protection products is primarily related to sales of the new GARD product. Domestic sales increased by $556,000, or 15%, while international sales decreased by $82,000, or 6%. Income from operations increased by $504,000, or 115%. The increase in income from operations is primarily related to the increase in sales and a favorable product mix. Operating cost remained relatively constant despite the sales increase.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for the quarter ended 2010 and for the quarter ended 2009. Each of the operating segments improved its cost of products sold percentage or remained relatively stable in 2010, compared to 2009. Some of the contributing factors were (1) cost containment programs initiated in the second quarter of 2009, which included direct and indirect labor reductions, (2) lean manufacturing initiatives, which improved productivity, (3) favorable product mix, in particular at RFL, (4) reduced overhead expenses and scrap levels, and (5) reduced sales discounts and returns. Partially offsetting these positive factors were greater commodity prices, particularly copper, and increased overtime expenses to fill increased orders.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2010, compared to approximately 9% of net sales in 2009. Engineering and product development expenses in 2010 decreased by $271,000, or 8%. This decrease was primarily attributable to a decrease at SLPE of $235,000, or 14%, due to reduced facility costs, consulting fees and increased funded non-recurring engineering costs. RFL experienced a $55,000 decrease in engineering and product development expenses due to lower consulting fees. Both the High Power Group and SL-MTI reported relatively minor changes in engineering and product development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2010 were approximately 19% of sales, compared to 20% of sales in 2009. These expenses increased by $703,000, or 10%, primarily due to the increase in net sales of $5,901,000, or 16%. Compared to prior year, SLPE’s expenses increased by $498,000, due primarily to sales related costs and, to a lesser extent, increases in consulting fees, travel expenses and business taxes with respect to the China manufacturing operations. The High Power Group recorded an increase in selling, general and administrative expenses of $126,000. SL-MTI recorded an increase in selling, general and administrative expenses of $119,000, primarily related to costs associated with the increase in sales. RFL experienced a relatively minor increase in selling, general and administrative costs on a 9% increase in sales. Corporate and Other expenses decreased by $91,000, or 6%, primarily due to a decrease in fees for professional services and consulting fees, partially offset by higher stock-based compensation expense, compared to the previous year.

Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of approximately $808,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Fire Related Loss, Net
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for all of these costs, net of applicable adjustments and deductibles. The Company estimated these costs to be $370,000 with an insurance recovery of $332,000.
Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance companies.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2010 was approximately 38%. For the quarter ended 2009, the effective tax rate was approximately 19%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits. The effective tax rate in 2009 was positively impacted by research and development tax credits, which had a greater impact in 2009 due to the lower amount of income from operations.
Discontinued Operations
For 2010, the Company recorded a loss from discontinued operations of $150,000, net of tax, compared to a loss of $196,000, net of tax, in 2009. These amounts represent legal and environmental charges related to discontinued operations.
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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in capital investment and/or consumer spending, competitive factors and other factors affecting the Company’s business in or beyond the Company’s control. These factors include a change in the rate of inflation, a change in state or federal legislation or regulations, an adverse determination with respect to a claim in litigation or other claims (including environmental matters), the ability to recruit and develop employees, the ability to successfully implement new technology and the stability of product costs. These factors also include the timing and degree of any business recovery in certain of the Company’s markets that have experienced a cyclical economic downturn.
Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.
Future factors include the effectiveness of cost reduction actions undertaken by the Company; the timing and degree of any business recovery in certain of the Company’s markets that have experienced economic uncertainty; increasing prices, products and services offered by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company’s ability to continue to introduce and develop competitive new products and services on a timely, cost-effective basis; availability of manufacturing capacity, components and materials; credit concerns and the potential for deterioration of the credit quality of customers; customer demand for the Company’s products and services; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; compliance with the covenants and restrictions of bank credit facilities; and outcome of pending and future litigation and governmental proceedings. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including economic instability in the event of a future terrorist attack or sharp increases in the cost of energy and interest rate and currency exchange rate fluctuations and other future factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
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
Conclusion of Evaluation
Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Inherent Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 10 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the quarter ended March 31, 2010, the Company did not repurchase any shares pursuant to its existing stock repurchase program. The Company did purchase shares through its deferred compensation plans during the quarters ended March 31, 2010 and March 31, 2009, in the amounts of 120,176 and 3,500 shares, respectively.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2010	13,351	(1)	$8.36	—	500,000
February 2010	5,131	(1)	$8.08	—	500,000
March 2010	101,694	(1)	$8.09	—	500,000

Total	120,176		$8.12	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first three months of 2010, as approved by its Audit Committee. During the quarter ended March 31, 2010, there were no non-audit services performed by Grant Thornton.

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

Date: May 12, 2010	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ James C. Taylor
James C. Taylor
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Nuzzo
David R. Nuzzo
Chief Financial Officer (Principal Accounting Officer)