Form 10-Q
period 2010-06-30
SL INDUSTRIES INC
filed 2010-08-02
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of July 28, 2010 was 6,026,115.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2010 (Unaudited) and December 31, 2009	1

Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2010 and 2009 (Unaudited) and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Cash Flows Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,679,000	$9,967,000
Receivables, net	30,028,000	22,388,000
Inventories, net	20,380,000	18,815,000
Prepaid expenses	2,157,000	685,000
Deferred income taxes, net	4,215,000	4,058,000

Total current assets	63,459,000	55,913,000

Property, plant and equipment, net	9,020,000	9,274,000
Deferred income taxes, net	5,147,000	5,331,000
Goodwill	22,766,000	22,769,000
Other intangible assets, net	4,490,000	4,939,000
Other assets and deferred charges	1,066,000	1,225,000

Total assets	$105,948,000	$99,451,000

LIABILITIES
Current liabilities:
Accounts payable	$12,777,000	$10,208,000
Accrued income taxes	863,000	830,000
Accrued liabilities:
Payroll and related costs	4,738,000	3,482,000
Other	7,863,000	6,329,000

Total current liabilities	26,241,000	20,849,000

Deferred compensation and supplemental retirement benefits	2,288,000	2,365,000
Other liabilities	7,088,000	7,137,000

Total liabilities	35,617,000	30,351,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,276,000	43,027,000
Retained earnings	44,211,000	42,071,000
Accumulated other comprehensive (loss)	(150,000)	(141,000)
Treasury stock at cost, 2,272,000, and 2,166,000 shares, respectively	(18,666,000)	(17,517,000)

Total shareholders’ equity	70,331,000	69,100,000

Total liabilities and shareholders’ equity	$105,948,000	$99,451,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$47,790,000	$34,956,000	$89,923,000	$71,188,000
Cost and expenses:
Cost of products sold	32,579,000	23,559,000	60,722,000	47,904,000
Engineering and product development	3,201,000	2,973,000	6,181,000	6,224,000
Selling, general and administrative	7,881,000	7,420,000	15,941,000	14,777,000
Depreciation and amortization	798,000	918,000	1,572,000	1,816,000
Restructuring charges	—	534,000	—	534,000

Total cost and expenses	44,459,000	35,404,000	84,416,000	71,255,000

Income (loss) from operations	3,331,000	(448,000)	5,507,000	(67,000)
Other income (expense):
Amortization of deferred financing costs	(60,000)	(47,000)	(121,000)	(95,000)
Fire related loss, net	(70,000)	—	(108,000)	—
Interest income	1,000	2,000	1,000	6,000
Interest expense	(9,000)	(13,000)	(42,000)	(47,000)

Income (loss) from continuing operations before income taxes	3,193,000	(506,000)	5,237,000	(203,000)
Income tax provision (benefit)	1,130,000	(159,000)	1,898,000	(101,000)

Income (loss) from continuing operations	2,063,000	(347,000)	3,339,000	(102,000)
(Loss) from discontinued operations, net of tax	(1,049,000)	(87,000)	(1,199,000)	(283,000)

Net income (loss)	$1,014,000	$(434,000)	$2,140,000	$(385,000)

Basic net income (loss) per common share
Income (loss) from continuing operations	$0.34	$(0.06)	$0.55	$(0.02)
(Loss) from discontinued operations, net of tax	(0.17)	(0.01)	(0.20)	(0.05)

Net income (loss)	$0.17	$(0.07)	$0.35	$(0.06)*

Diluted net income (loss) per common share
Income (loss) from continuing operations	$0.34	$(0.06)	$0.55	$(0.02)
(Loss) from discontinued operations, net of tax	(0.17)	(0.01)	(0.20)	(0.05)

Net income (loss)	$0.17	$(0.07)	$0.35	$(0.06)*

Shares used in computing basic net income (loss) per common share	6,027,000	6,002,000	6,076,000	5,968,000

Shares used in computing diluted net income (loss) per common share	6,066,000	6,002,000	6,111,000	5,968,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,014,000	$(434,000)	$2,140,000	$(385,000)
Other comprehensive income, net of tax:
Foreign currency translation	30,000	(1,000)	(9,000)	(9,000)

Comprehensive income (loss)	$1,044,000	$(435,000)	$2,131,000	$(394,000)

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$2,140,000	$(385,000)
Adjustment for losses from discontinued operations	1,199,000	283,000

Income (loss) from continuing operations	3,339,000	(102,000)

Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	949,000	1,111,000
Amortization	623,000	705,000
Amortization of deferred financing costs	121,000	95,000
Non-cash fire related loss	(346,000)	—
Non-cash restructuring	—	332,000
Non-cash compensation expense (benefit)	157,000	(78,000)
Stock-based compensation	180,000	124,000
Provisions for losses on accounts receivable	64,000	82,000
Deferred compensation and supplemental retirement benefits	196,000	203,000
Deferred compensation and supplemental retirement benefit payments	(269,000)	(481,000)
Deferred income taxes	46,000	(218,000)
Loss on sale of equipment	2,000	38,000
Changes in operating assets and liabilities:
Accounts receivable	(7,705,000)	4,012,000
Inventories	(1,724,000)	800,000
Prepaid expenses	(440,000)	146,000
Other assets	6,000	39,000
Accounts payable	2,568,000	(1,995,000)
Accrued liabilities	540,000	(1,537,000)
Accrued income taxes	803,000	196,000

Net cash (used in) provided by operating activities from continuing operations	(890,000)	3,472,000
Net cash (used in) operating activities from discontinued operations	(589,000)	(868,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,479,000)	2,604,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(635,000)	(496,000)
Purchases of other assets	(152,000)	(18,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(787,000)	(514,000)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	—	100,000
Payments of Revolving Credit Facility	—	(100,000)
Proceeds from stock options exercised	429,000	—
Tax benefit from exercise of stock options	147,000	—
Treasury stock (purchases) sales, net	(1,656,000)	297,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,080,000)	297,000

Effect of exchange rate changes on cash	58,000	2,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,288,000)	2,389,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,967,000	504,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,679,000	$2,893,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$42,000	$47,000
Income taxes	$845,000	$108,000
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
2. Receivables
Receivables consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Trade receivables	$30,409	$22,607
Less: allowance for doubtful accounts	(715)	(651)

	29,694	21,956
Other	334	432

	$30,028	$22,388

3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Raw materials	$16,205	$15,234
Work in process	4,386	3,534
Finished goods	3,388	3,368

	23,979	22,136
Less: allowances	(3,599)	(3,321)

	$20,380	$18,815

4. Income (Loss) Per Share
The Company has presented net income (loss) per common share pursuant to Accounting Standards Codification (“ASC”) 260 “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period.

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
The tables below set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2010			2009
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic net income (loss) per common share	$1,014	6,027	$0.17	$(434)	6,002	$(0.07)
Effect of dilutive securities	—	39	—	—	—	—

Diluted net income (loss) per common share	$1,014	6,066	$0.17	$(434)	6,002	$(0.07)

	Six Months Ended June 30,
	2010			2009
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic net income (loss) per common share	$2,140	6,076	$0.35	$(385)	5,968	$(0.06)
Effect of dilutive securities	—	35	—	—	—	—

Diluted net income (loss) per common share	$2,140	6,111	$0.35	$(385)	5,968	$(0.06)

For the six-month periods ended June 30, 2010 and June 30, 2009, approximately 328,000 and 364,000 stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
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
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During the three-month period ended June 30, 2010, two sets of options were issued to executives of the Company. One set of options was for 15,000 shares. The other set of options was for 100,000 shares. Vesting periods range from a portion vesting upon issue to three years. Compensation expense is recognized over the vesting period of the options. In recognition of such grants, the Company recorded $115,000 in compensation expense for the three-month period ended June 30, 2010 and $63,000 for the three-month period ended June 30, 2009. The Company recorded $180,000 in compensation expense for the six-month period ended June 30, 2010 and $124,000 for the six-month period ended June 30, 2009.
As of June 30, 2010, there was a total of $746,000 of total unrecognized compensation expense related to the unvested stock options. Such unrecognized cost will be recorded over the next three years. Also, the Company has recognized an expense of $122,000 and an expense of $67,000 in the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and an expense of $157,000 and a benefit of $78,000 in the six-month periods ended June 30, 2010 and June 30, 2009, respectively, related to certain stock-based compensation arrangements.

The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2009	380	$10.13	3.48
Granted	115	$11.89
Exercised	(67)	$6.40
Forfeited	—	—
Expired	(28)	$11.03

Outstanding as of June 30, 2010	400	$11.19	4.49	$326

Exercisable as of June 30, 2010	241	$10.57	3.24	$347

During the six-month periods ended June 30, 2010 and June 30, 2009, the total intrinsic value of options exercised was $365,000 and zero, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $147,000 and zero, respectively. During the six-month period ended June 30, 2010, options to purchase approximately 67,000 shares of common stock with an aggregate exercise price of $429,000 were exercised by option holders. During the six-month period ended June 30, 2009, no options to purchase common stock were exercised by option holders.
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
For the six-month periods ended June 30, 2010 and June 30, 2009, the estimated income tax rate for continuing operations was 36% and a benefit of 50%, respectively.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2010 and December 31, 2009 of $2,466,000 and $2,526,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the balance of the Company’s unrecognized tax benefits may change within the next twelve months by an amount ranging from zero to $439,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. The Company recorded a liability for unrecognized benefits of $933,000, $877,000 and $656,000 for federal, foreign and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2010, the Company has accrued approximately $534,000 for the payment of interest and penalties.
During the six-month period ended June 30, 2010, the Company recorded additional benefits from research and development tax credits of $92,000. As of June 30, 2010, the Company’s gross research and development tax credit carryforwards totaled approximately $1,809,000. Of these credits, approximately $1,170,000 can be carried forward for 15 years and will expire between 2013 and 2025, and approximately $639,000 can be carried forward indefinitely. As of June 30, 2010, the Company’s gross foreign tax credits totaled approximately $2,537,000. These credits can be carried forward for ten years and will expire between 2017 and 2020.
6. Recently Adopted and Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 855 “Subsequent Events.” ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions arising after the balance-sheet date, but prior to the issuance of the financial statements, are referred to as “non-recognized subsequent events.” It also required companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. In February 2010, ASC 855 was amended to eliminate the requirement to disclose the date through which subsequent events have been evaluated. The Company adopted this new standard, as amended. The Company evaluates subsequent events through the date of filing and applies the guidance found in ASC 855 to its disclosures regarding such events.
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
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,766	$—	$22,766	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,825	1,875	3,700	1,570	2,130
Patents	1,273	1,080	193	1,271	1,053	218
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,092	608	1,700	940	760
Licensing fees	355	213	142	355	196	159
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	51	—

Total other intangible assets	8,851	4,361	4,490	8,849	3,910	4,939

	$31,617	$4,361	$27,256	$31,618	$3,910	$27,708

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
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended June 30, 2010 and June 30, 2009 was $226,000 and $229,000, respectively. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2010 and June 30, 2009 was $451,000 and $454,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $900,000 in 2010, $864,000 in 2011, $714,000 in 2012, $385,000 in 2013 and $346,000 in 2014. Intangible assets subject to amortization have a weighted average life of approximately seven years.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Change in	June 30,
	2009	Goodwill	2010
	(in thousands)
SL Power Electronics Corp.	$4,276	$(3)	$4,273
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$(3)	$22,766

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
As of the date hereof, June 30, 2010 and December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility. At June 30, 2010, the Company had a total availability thereunder of $38,000,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.

9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Taxes (other than income) and insurance	$346	$209
Commissions	680	744
Litigation and legal fees	218	96
Other professional fees	450	674
Environmental	2,550	1,355
Warranty	1,313	1,373
Deferred revenue	121	28
Other	2,185	1,850

	$7,863	$6,329

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. The following is a summary of activity in accrued warranty and service liabilities:

Six Months Ended
June 30, 2010
(in thousands)
Liability, beginning of year	$1,373
Expense for new warranties issued	246
Expense related to prior year warranties	128
Warranty claims	(434)

Liability, end of period	$1,313

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $7,078,000, of which $4,528,000 is included as other long-term liabilities as of June 30, 2010. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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
In September 2006, the EPA issued a Record of Decision for the national priority listed Puchack Wellfield Superfund Site and selected a remedy to address groundwater contamination that the EPA contemplates being conducted in two phases (known as operable units). The estimated cost of the EPA selected remedy for the first groundwater operable unit, to be conducted over a five to ten year timeframe, is approximately $17,600,000 (excludes past costs of $11,500,000 mentioned below). Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
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

The EPA is performing investigations relating to the second operable unit of the Puchack Wellfield Superfund Site. The second operable unit pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA has not adopted a Record of Decision for the second operable unit. The Company is currently engaged in discussions with representatives of the EPA and the Department of Justice with respect to the Puchack Wellfield Superfund Site.
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual stated below. In addition, the Company’s attorneys have advised it that based on statutory and regulatory changes and the second operable unit investigations, the Pennsauken Site may have to undergo additional remediation. The Company has retained environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were completed in 2009. Implementation of a pilot study to remediate contaminated soils in-situ based on the treatability studies is scheduled to commence in 2010. Treatability studies for the in-situ remediation of the groundwater contamination at the Site were also conducted in 2009, with another one scheduled to be completed in 2010. Implementation of a pilot study to remediate contaminated groundwater is scheduled to commence in 2010. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. During the second quarter of 2010, the Company reviewed the most recent cost studies prepared by its environmental consultants and recorded an additional $1,273,000 reserve related to the Camden site. At June 30, 2010, the Company had an accrual of $2,464,000 to remediate the Camden Site.

As of June 30, 2010 and December 31, 2009, the Company had recorded environmental accruals of $7,078,000 and $5,883,000, respectively.
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

The unaudited comparative results for the three-month periods and the six-month periods ended June 30, 2010 and June 30, 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$21,100	$13,448	$37,433	$26,314
High Power Group	13,225	10,166	26,335	21,937

Total	34,325	23,614	63,768	48,251

SL-MTI	7,859	6,968	14,869	13,358
RFL	5,606	4,374	11,286	9,579

Consolidated	$47,790	$34,956	$89,923	$71,188

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$1,557	$(396)	$2,374	$(577)
High Power Group	1,135	312	2,243	1,233

Total	2,692	(84)	4,617	656

SL-MTI	1,232	997	2,030	1,778
RFL	776	202	1,717	639
Other	(1,369)	(1,563)	(2,857)	(3,140)

Consolidated	$3,331	$(448)	$5,507	$(67)

	June 30,	December 31,
	2010	2009
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$33,447	$27,255
High Power Group	29,648	27,192

Total	63,095	54,447

SL-MTI	11,531	11,520
RFL	14,798	15,096
Other	16,524	18,388

Consolidated	$105,948	$99,451

	June 30,	December 31,
	2010	2009
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,253	$5,433
High Power Group	16,612	16,866

Total	21,865	22,299

SL-MTI	—	—
RFL	5,391	5,409

Consolidated	$27,256	$27,708

12. Retirement Plans And Deferred Compensation
During the six-month periods ended June 30, 2010 and June 30, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $624,000 during the six-month period ended June 30, 2010 and $398,000 for the six-month period ended June 30, 2009.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $189,000 and $187,000 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.
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

Six Months Ended
June 30, 2010
(in thousands)
Fire related loss	$(663)
Insurance recovery	555

Net fire related loss	$(108)

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
14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the six-month periods ended June 30, 2010 and June 30, 2009 were $329,000 and $456,000, respectively. Accounts receivable due from RFL Communications at June 30, 2010 were $122,000.
The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein, Kassan and McNamara are directors of the Company. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. Fees of approximately $190,000 were expensed for the six-month period ended June 30, 2010. Fees of approximately $237,000 were expensed for the six-month period ended June 30, 2009.
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

On June 29, 2010, the Board appointed William T. Fejes, Jr. to serve as the Company’s President and Chief Executive Officer. Mr. Fejes replaced James Taylor, whose employment with the Company ended June 14, 2010. Glen Kassan, the Company’s Chairman of the Board, was appointed Interim Chief Financial Officer on June 14, 2010 to replace David Nuzzo, whose employment with the Company ended June 14, 2010. Mr. Fejes was most recently the Chief Operating Officer of Seakeeper, Inc., a company that designs, manufactures and markets motion stabilization equipment for boats under 50 meters in length, from 2007 until April 2010. Prior to joining Seakeeper, Inc., Mr. Fejes was the President and Chief Executive Officer of TB Wood’s Corporation, a public company that designs, manufactures and markets industrial power transmission components, with plants in the United States, Mexico and Italy, from 2004 to 2007. Mr. Fejes also held various executive and management roles at Danaher Corporation, a public company that designs, manufactures and markets industrial and consumer products, for 18 years. Mr. Fejes is a director of Broadwind Energy, a public company for which he also serves as the Chairman of the Governance / Nominating Committee and as a member of the Audit Committee. Mr. Fejes received both his Bachelor of Science degree and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology.
Business Trends
Demand for the Company’s products and services increased during the second quarter of 2010, compared to the second quarter of 2009. At June 30, 2010, the Company’s backlog increased to $73,976,000, from $51,525,000 at June 30, 2009 and $54,695,000 at December 31, 2009, for an increase of 44% on a comparative basis. All of the Company’s operating segments recorded increases in backlog, which ranged from 17% to 86%. The Company’s net new orders for the second quarter of 2010 increased by 83%, compared to 2009.
During 2009, the Company experienced a significant decrease of sales and income due to the macro economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, contingency plans were implemented to reduce costs and align capacity with lower business levels. Capital investment was postponed, where feasible, during 2009.
In the sections that follow, statements with respect to the quarter ended 2010 or six months ended 2010 refer to the three-month and six-month periods ended June 30, 2010. Statements with respect to the quarter ended 2009 or six months ended 2009 refer to the three-month and six-month periods ended June 30, 2009. Also, statements that refer to operating costs are engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).
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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” Also during fiscal 2009, RFL and Teal recognized revenue under “Bill and Hold Arrangements” according to the guidance provided by SAB No. 104. The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2010 and 2009. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract is considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration is fixed and there is objective and reliable evidence of fair value. This contract was essentially completed at December 31, 2009.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a scrap program and (2) a competitive discount program. The distributor scrap program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six-month periods ended 2010 and 2009 by approximately 0.6% and 0.7%, respectively.
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

Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.4% and 2.9% of gross trade receivables at June 30, 2010 and December 31, 2009, respectively.
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
If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results. The Company’s inventory reserves represented approximately 15% of gross inventory at June 30, 2010 and December 31, 2009. Included in the inventory reserve is a LIFO reserve of $529,000 for both periods.
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,466,000 and $2,526,000 as of June 30, 2010 and December 31, 2009, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of June 30, 2010, the Company reported accrued interest and penalties related to unrecognized tax benefits of $534,000. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of June 30, 2010 and December 31, 2009 were $9,362,000 and $9,389,000, respectively, net of valuation allowances of $550,000 and $560,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2009. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2010 and 2009. As of June 30, 2010 and December 31, 2009, goodwill totaled $22,766,000 and $22,769,000 (representing 21% and 23% of total assets), respectively.

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
Liquidity And Capital Resources

	June 30,	December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$6,679	$9,967	$(3,288)	(33%)
Bank debt	$—	$—	$—	—
Working capital	$37,218	$35,064	$2,154	6%
Shareholders’ equity	$70,331	$69,100	$1,231	2%
The net cash used in operating activities from continuing operations during the six-month period ended June 30, 2010 was $890,000, as compared to net cash provided by operating activities from continuing operations during the six-month period ended June 30, 2009 of $3,472,000. The uses of cash from operating activities for the six-month period ended June 30, 2010 were an increase in accounts receivable of $7,705,000 and an increase in inventories of $1,724,000. The increase in accounts receivable and inventory was primarily related to increased sales at all business segments. Accounts receivable increased by $5,543,000 at SLPE, $1,791,000 at MTE, and $620,000 at SL-MTI. These uses of cash were partially offset by an increase in accounts payable of $2,568,000, primarily attributable to SLPE. The sources of cash from operating activities for the six-month period ended June 30, 2009 were a decrease in accounts receivable of $4,012,000 and a decrease in inventories of $800,000. The decrease in accounts receivable was primarily related to improved collections at most entities. The increased collections were $1,598,000 at SLPE, $1,008,000 at RFL, $976,000 at MTE and $624,000 at Teal. These sources of cash were primarily offset by a decrease in accounts payable of $1,995,000 and a decrease in accrued liabilities of $1,537,000. The decreases in accounts payable were primarily related to SLPE ($787,000) and Teal ($615,000). Legal and consulting payables of $370,000 related to environmental matters are charged to discontinued operations. The increase in prepaid expenses was primarily related to the renewal of certain insurance policies in the first quarter.
During the six-month period ended June 30, 2010, net cash used in investing activities was $787,000. This use of cash was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. During the six-month period ended June 30, 2009, net cash used in investing activities was $514,000. This use of cash was primarily related to a building expansion in Matamoros, Mexico for SL-MTI and the purchases of machinery, computer hardware, software and demonstration equipment.

During the six-month period ended June 30, 2010, net cash used in financing activities was $1,080,000, which primarily related to the purchase of shares of the Company’s treasury stock. During the six-month period ended June 30, 2009, net cash provided by financing activities was $297,000, related to treasury stock activity.
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
The Company’s current ratio was 2.42 to 1 at June 30, 2010 and 2.68 to 1 at December 31, 2009. Current assets increased by $7,546,000 from December 31, 2009, while current liabilities increased by $5,392,000 during the same period.
The Company had no outstanding bank debt at June 30, 2010 or at December 31, 2009.
Capital expenditures were $635,000 in 2010, which represented an increase of $139,000, or 28%, from the capital expenditure levels of 2009. Capital expenditures in 2010 were attributable to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. Capital expenditures of $496,000 were made during the first six months of 2009. These expenditures were attributable to a plant expansion, as mentioned above, and the purchases of machinery, computer hardware, software and demonstration equipment.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three and six month periods ended June 30, 2010.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at June 30, 2010 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,227	$1,992	$493	$—	$3,712
Debt	—	—	—	—	—
Capital Leases	—	—	—	—	—

	$1,227	$1,992	$493	$—	$3,712

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
Results of Operations
Three months ended June 30, 2010, compared with three months ended June 30, 2009
While differences exist among the Company’s business units, demand for the Company’s products and services increased in the quarter ended 2010, compared to the quarter ended 2009, resulting in aggregate sales growth of $12,834,000, or 37%, and an increase in income from operations of $3,779,000 for the comparable periods. The growth in sales is due principally to the global economic recovery that began in the fourth quarter of 2009. Quarter-to-quarter sales comparisons are particularly pronounced in light of the weak economic conditions that prevailed in 2009. Both the domestic and international markets experienced sales growth. The growth in income from operations is primarily related to a significant increase in sales, improved economic conditions and actions taken by the Company in 2009 to reduce its cost structure to align capacity with lower business levels.

The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended June 30, 2010 (“2010”) and the quarter ended June 30, 2009 (“2009”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$21,100	$13,448	$7,652	57%
High Power Group	13,225	10,166	3,059	30%

Total	34,325	23,614	10,711	45%

SL-MTI	7,859	6,968	891	13%
RFL	5,606	4,374	1,232	28%

Total	$47,790	$34,956	$12,834	37%

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$1,557	$(396)	$1,953	493%
High Power Group	1,135	312	823	264%

Total	2,692	(84)	2,776	3305%

SL-MTI	1,232	997	235	24%
RFL	776	202	574	284%
Other	(1,369)	(1,563)	194	12%

Total	$3,331	$(448)	$3,779	844%

Consolidated net sales for 2010 increased by $12,834,000, or 37%, when compared to the same period in 2009. When compared to 2009, net sales of the Power Electronics Group increased by $10,711,000, or 45%, net sales of SL-MTI increased by $891,000, or 13%, and net sales of RFL increased by $1,232,000, or 28%.
The Company recorded income from operations of $3,331,000 for 2010, compared to a loss from operations of $448,000 for 2009, representing an increase of $3,779,000, or 844%. Income from operations equaled 7% of net sales in 2010, compared to a 1% loss on net sales in 2009. All of the operating segments reported income from operations in 2010.
Income from continuing operations amounted to $2,063,000 (includes other income and expense and the tax provision), or $0.34 per diluted share, in the quarter ended 2010, compared to a loss from continuing operations of $347,000, or $0.06 per diluted share, for the same period in 2009. Income from continuing operations was approximately 4% of net sales in 2010, compared to loss from continuing operations of 1% of net sales in 2009. The Company’s business segments and the components of operating expenses are discussed in the following sections.

The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales increase of 45%, when comparing the quarter ended 2010 to the quarter ended 2009. Income from operations increased by $2,776,000, or 3,305%, this was primarily attributable to an increase of $1,953,000, or 493%, at SLPE.
SLPE recorded income from operations of $1,557,000, representing 7% of its net sales, in 2010. SLPE reported a loss from operations of $396,000, (which included a restructuring charge of $534,000) representing 3% of its net sales, in 2009. As a percentage of consolidated net sales, SLPE represented 44% of consolidated net sales in 2010, compared to 38% of consolidated net sales in 2009. SLPE experienced sales increases in most of its product lines. Sales of its medical product line increased by $5,771,000, sales of its industrial equipment product line increased by $1,276,000, sales of its data communications product line increased by $629,000 and sales of their other product lines decreased by $24,000. The increase in the sales from the medical equipment product line was due to the relatively low demand in 2009. The increase in sales of the industrial product line was principally generated by increased orders from distributors. The data communications product line increase was also due primarily to increased activity from distributors. Returns and distributor credits decreased to approximately 1% of gross sales in 2010, compared to 2% of gross sales in 2009. Domestic sales increased by 51% and international sales increased by 79% driven by relatively strong sales in the medical equipment product line. While SLPE recorded a sales increase of 57%, its cost of products sold percentage increased by approximately 3% due to an unfavorable product mix, increased commodity prices, and an increase in its excess and obsolete reserve which included non-recoverable VAT tax in China. The recording of the reserve accounted for approximately 1.5% of sales. SLPE recorded increased operating costs of $512,000, or 14%, in 2010, when compared to 2009, due primarily to greater sales related costs.
The High Power Group recorded income from operations, as a percentage of its net sales, of 9% in 2010, compared to 3% in 2009. As a percentage of consolidated net sales, the High Power Group represented 28% of consolidated net sales in 2010, compared to 29% of consolidated net sales in 2009. MTE reported income from operations, as a percentage of sales, of 7% in 2010, compared to a loss from operations, as a percentage of sales, of 4% in 2009. Sales increased by $2,400,000, or 59%. MTE experienced sales increases in all of its markets. Domestic sales increased 33%, while international sales increased 213%. MTE’s cost of products sold percentage decreased by 1%, due primarily to the increased volume, partially offset by commodity costs, particularly copper, production or factory mix (manufacturing shift to the U.S. from Mexico due to the fire) and increased costs related to the fire, previously mentioned, which occurred at its manufacturing facility in Mexicali, Mexico in March 2010. MTE experienced increased operating costs of $103,000 in 2010, compared to 2009. This increase is primarily due to sales related costs. Teal reported income from operations, as a percentage of sales, of 10% in 2010, compared to 8% in 2009. Teal reported a sales increase of $659,000, or 11%. Teal’s cost of products sold percentage increased 2%, compared to 2009, primarily due to greater copper and steel prices and to a lesser extent product mix. Sales to semiconductor manufacturers increased by $607,000; these sales are almost all internationally based and had been depressed in 2009. Sales to medical imaging equipment manufacturers increased by $143,000, while sales to military and aerospace customers decreased by $166,000. Operating costs at Teal remained relatively constant in 2010, compared to 2009.

Net sales for SL-MTI increased by $891,000, or 13%, while income from operations increased by $235,000, or 24%. As a percentage of consolidated net sales, sales for SL-MTI represented 16% of consolidated net sales in 2010, compared to 20% of consolidated net sales in 2009. This sales increase was primarily due to an increase of $572,000 to customers in the defense and commercial aerospace industries. The other product lines of SL-MTI recorded a net sales increase of $319,000. SL-MTI’s cost of products sold percentage stayed relatively constant in 2010, compared to 2009. Operating costs stayed relatively stable on a sales increase of 13%. Income from operations as a percentage of sales was 16% in 2010, compared to 14% in 2009.
Net sales for RFL increased by $1,232,000, or 28%, while income from operations increased by $574,000, or 284%. As a percentage of consolidated net sales, sales for RFL represented 12% of consolidated net sales in 2010, compared to 13% of consolidated net sales in 2009. Sales increases were reported for two product lines, in particular sales of communication products, which increased by $773,000, or 41%, when compared to 2009, which had relatively low sales volume. Sales of the protection products increased by $511,000, or 23%, which are primarily related to sales of the new GARD product, while customer service sales decreased slightly. Domestic sales increased by $1,073,000, or 30%, while international sales increased by $159,000, or 21%. The increase in income from operations is primarily related to the increase in sales of $1,232,000 or 28%. Operating costs increased by $249,000 primarily related to increased commissions and bonus accruals. Income from operations as a percentage of sales was 14% in 2010, compared to 5% in 2009.
Cost of Products Sold
As a percentage of consolidated net sales, cost of products sold was approximately 68% for the quarter ended 2010, compared to 67% for the quarter ended 2009. At SLPE the cost of products sold as a percentage of sales increased by approximately 3% while the High Power Group and MTI had relatively constant cost of products sold percentages. RFL had a significant improvement of approximately 4% compared to 2009. The reasons for the increase of cost of products sold percentage at SLPE were previously mentioned, which included an increase in its inventory reserves. RFL’s improvement in its cost of products sold percentage is primarily related to product mix and lean initiatives.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of consolidated net sales in 2010, compared to approximately 9% of net sales in 2009. Engineering and product development expenses in 2010 increased by $228,000, or 8%. This increase was primarily attributable to an increase at SLPE of $359,000, or 26%. This increase was due to bonus accruals, increased consulting expenses and purchase of prototype material. All other divisions had decreases in engineering and product development expenses ranging from 11% to 4%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2010 were approximately 16% of sales, compared to 21% of sales in 2009. These expenses increased by $461,000, or 6%, primarily due to the increase in net sales of $12,834,000, or 37%, compared to prior year. RFL’s selling, general and administrative expenses increased by $281,000, or 21%, due to higher sales commissions and bonus accruals on increased sales. SLPE’s expenses increased by $153,000, due primarily to sales related costs and, to a lesser extent, increases in travel expenses and business taxes with respect to the China manufacturing operations and increased stock option expense. The other operating entities had relatively minor changes in selling, general and administrative expenses. Corporate and Other expenses decreased by $194,000, or 12%, primarily due to a decrease in fees for professional services and favorable insurance experience.

Restructuring Charges
In 2009 the Company incurred a restructuring charge of $534,000, which was recorded at SLPE. These charges primarily related to costs associated to reduce workforce levels. The costs represented actions taken in 2009 to align SLPE’s cost structure in response to a further reduction in business levels. Workforce reductions in 2009 principally affected personnel in Mexico, but also impacted operations in China and the United States. There were no restructuring charges or payments made in 2010.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of approximately $808,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Fire Related Loss, Net
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for all of these costs, net of applicable adjustments and deductibles. The Company increased its estimated loss related to the fire by $70,000 in the three months ended June 30, 2010.
Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance companies. In July the Company received a $200,000 advance from its carrier related to the fire loss.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2010 was approximately 35%. For the quarter ended 2009, the effective tax benefit rate was approximately 31%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.
Discontinued Operations
For 2010, the Company recorded a loss from discontinued operations of $1,049,000, net of tax, compared to a loss of $87,000, net of tax, in 2009. These amounts represent legal and environmental charges related to discontinued operations. During the second quarter of 2010, the Company increased the reserves at its Camden site by $784,000, net of tax, to provide for additional anticipated costs to remediate.

Results of Operations
Six months ended June 30, 2010, compared with six months ended June 30, 2009
The tables below show the comparisons of net sales and income (loss) from operations for the six months ended June 30, 2010 (“2010”) and the six months ended June 30, 2009 (“2009”).

	Net Sales
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$37,433	$26,314	$11,119	42%
High Power Group	26,335	21,937	4,398	20%

Total	63,768	48,251	15,517	32%

SL-MTI	14,869	13,358	1,511	11%
RFL	11,286	9,579	1,707	18%

Total	$89,923	$71,188	$18,735	26%

	Income (Loss) from Operations
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$2,374	$(577)	$2,951	511%
High Power Group	2,243	1,233	1,010	82%

Total	4,617	656	3,961	604%

SL-MTI	2,030	1,778	252	14%
RFL	1,717	639	1,078	169%
Other	(2,857)	(3,140)	283	9%

Total	$5,507	$(67)	$5,574	8,319%

Consolidated net sales for 2010 increased by $18,735,000, or 26%, when compared to the same period in 2009. When compared to 2009, net sales of the Power Electronics Group increased by $15,517,000, or 32%; net sales of SL-MTI increased by $1,511,000, or 11%; and net sales of RFL increased by $1,707,000, or 18%. All of the operating entities, except SLPE, reported income from operations in both 2010 and 2009. Without the restructuring charges recorded in the second quarter of 2009, SLPE would have incurred a loss from operations of $43,000.
The Company recorded income from operations of $5,507,000 for 2010, compared to a loss from operations of $67,000 for 2009, representing an increase of $5,574,000. Income from operations was 6% of sales compared with a loss from operations of 0.1% in 2009.

Income from continuing operations was $3,339,000 (includes other income and expense cost and the tax provision or benefit), or $0.55 per diluted share, in the first half of 2010, compared to a loss from continuing operations of $102,000, or $0.02 per diluted share, for the same period in 2009. Income from continuing operations was approximately 4% of net sales in 2010, compared to a loss from continuing operations of 0.1% of net sales in 2009. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group recorded a sales increase of 32%, when comparing the first half of 2010 to the first half of 2009. Income from operations increased by $3,961,000, or 604%, which was attributable to an increase of $2,951,000, or 511%, at SLPE and an increase of $1,010,000, or 82%, at the High Power Group.
SLPE recorded income from operations of $2,374,000, representing 6% of its net sales, in 2010. In 2009, SLPE reported a loss from operations of $577,000, representing 2% of its net sales. As a percentage of consolidated net sales, SLPE represented 42% of consolidated net sales in 2010, compared to 37% in 2009. At SLPE, sales of its medical product line increased by $7,914,000, or 54%, sales of its industrial equipment product line increased by $1,696,000, or 41%, and sales of its data communications product line increased $1,579,000, or 24%. The increase in sales of the medical equipment product line and the data communications product line was due in part to weak market demand in these segments in 2009 and strong international sales in 2010. The increase in sales of the industrial product line was caused by increased demand in orders from distributors, as a result of increased economic activity compared to 2009. Returns and distributor credits also affected net sales, which represented approximately 2% of gross sales in 2010 and 2009. Domestic sales increased by 32% and international sales increased by 84%.
The High Power Group recorded income from operations, as a percentage of its net sales, of 9% in 2010, compared to 6% in 2009. As a percentage of consolidated net sales, the High Power Group represented 29% of consolidated net sales in 2010, compared to 31% in 2009. MTE reported income from operations, as a percentage of sales, of 6% in 2010, compared to a loss from operations, as a percentage of sales, of 2% in 2009. This increase is due to a sales increase of $3,432,000, or 41%. Sales to both OEMs and distributors have increased sharply from last year when MTE’s products were in decline as a result of the global economic downturn. The increase in sales is due to an across the board increase in all of MTE’s markets. Domestic sales increased 29%, while international sales increased 96%. This increase in international sales is due to an increase in project based sales to South American and Asian customers. As a result of the increase in sales, the cost of product sold percentage decreased by 2%. Teal reported income from operations, as a percentage of sales, of 10% in 2010 and 2009. Teal reported a sales increase of $967,000, or 7%, while the cost of products sold increased by approximately 3%. Teal’s sales to OEM manufacturers increased by $923,000 partly due to the extremely low level of sales in 2009. This market has experienced increased activity in 2010 and is almost all driven by international sales. Sales to medical imaging equipment manufacturers increased by $520,000 as customers replenished their low inventory levels carried in 2009. Sales to military and aerospace customers decreased by $618,000, compared to 2009, as the first two quarters of 2009 were big shipment quarters.

SL-MTI’s net sales increased $1,511,000, or 11%, while income from operations increased by $252,000, or 14%. As a percentage of consolidated net sales, SL-MTI represented 17% of consolidated net sales in 2010, compared to 19% in 2009. Sales to customers in the defense and commercial aerospace industries increased by $1,086,000. Sales of medical products and commercial products increased by $160,000 and $265,000, respectively. SL-MTI’s cost of products sold percentage remained relatively constant in 2010, compared to 2009.
RFL’s net sales increased by $1,707,000, or 18%, compared to 2009. As a percentage of consolidated net sales, RFL represented 13% of consolidated net sales in 2010 and 2009. Sales of RFL’s communications product line increased by $817,000, or 19%, while sales of its protection products decreased by $881,000, or 18%. Customer service sales remained relatively flat. The increase in sales in the communications product line was primarily due to increased sales related to multiplexer products and higher volume of replacement orders. The increase in protection products is primarily related to sales of the new GARD product. Domestic sales increased by $1,630,000, or 22%, while international sales increased by $77,000, or 4%. Income from operations increased by $1,078,000, or 169%. The increase in income from operations is primarily related to higher sales volume, partially offset by increased operating costs of $245,000.
Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 68% for the first half of 2010, compared to 67% for the first half of 2009. The cost of products sold percentage increased on a sales increase of 26%. The cost of products sold percentage for SLPE increased by approximately 1%. RFL had a decrease of approximately 4%, while the High Power Group and SL-MTI remained relatively stable. The increase in cost of products sold as a percentage of sales at SLPE is due primarily to (1) unfavorable product mix, (2) higher commodity prices and (3) increased overtime expenses to meet the increased volume and customer demands. Also SLPE recorded an increase in its excess and obsolete reserve which included non-recoverable VAT tax in China. This accounted for approximately 1% of sales. RFL’s decrease in the percentage of cost of products sold was due to favorable mix and lean initiatives which began in 2009.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2010, compared to 9% in 2009. Engineering and product development expenses in 2010 decreased by $43,000, or 1%. All of the operating entities had relatively minor decreases in engineering and product development expenses, when compared to 2009. SLPE did experience an increase of $124,000, or 4%, due primarily to reduced customer funding for development projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2010 were approximately 18% of sales, compared to 21% of sales in 2009. Selling, general and administrative expenses increased by $1,164,000, or 8%, on a 26% increase in sales. SLPE’s expenses increased by $651,000, compared to 2009, due to an increase in sales related costs as previously mentioned, higher travel cost and stock option expense. RFL’s expenses increased by $332,000 on sales related expenses including commissions on higher sales. The High Power Group recorded an increase in selling, general and administrative expenses of $178,000 and SL-MTI increased by $167,000 primarily related to higher sales levels. Corporate and Other expenses decreased by $283,000, or 9%, primarily due to decreased professional fees, lower compensation expense, and lower insurance costs.

Depreciation and Amortization
Depreciation and amortization expenses were approximately 2% of net sales in 2010, compared to 3% in 2009.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the first half of 2010 was approximately 36%. For the first half of 2009, the effective tax benefit rate was approximately 50%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and after recording benefits primarily related to research and development tax credits. The effective tax benefit rate in 2009 was positively impacted by research and development tax credits, which had a greater impact in 2009, due to the lower amount of income from operations.
Discontinued Operations
For 2010, the Company recorded a loss from discontinued operations, net of tax, of $1,199,000, compared to $283,000, net of tax, in 2009. These amounts represent legal and environmental charges related to discontinued operations. During the quarter ended June 30, 2010, the Company increased its reserves related to the Camden site, as previously discussed.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Conclusion of Evaluation
Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 30, 2008, the Board authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the six months ended June 30, 2010, the Company did not repurchase any shares pursuant to its existing stock repurchase program. The Company did purchase shares through its deferred compensation plans during the six-month periods ended June 30, 2010 and June 30, 2009, in the amount of 210,376 and 73,500 shares, respectively.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2010	13,351	(1)	$8.36	—	500,000
February 2010	5,131	(1)	$8.08	—	500,000
March 2010	101,694	(1)	$8.09	—	500,000
April 2010	14,300	(1)	$10.51	—	500,000
May 2010	73,000	(1)	$11.38	—	500,000
June 2010	2,900	(1)	$12.47	—	500,000
Total	210,376		$9.47	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first six months of 2010, as approved by its Audit Committee. During the six-month period ended June 30, 2010, there were no non-audit services performed by Grant Thornton LLP.
ITEM 6. EXHIBITS

10.1	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr.

10.2	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Glen M. Kassan
Glen M. Kassan
Interim Chief Financial Officer (Principal Accounting Officer)