Form 10-Q
period 2010-09-30
SL INDUSTRIES INC
filed 2010-11-08
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of November 1, 2010 was 4,729,699.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2010 (Unaudited) and December 31, 2009	1

Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2010 and 2009 (Unaudited) and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signatures	40

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1.	Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,857,000	$9,967,000
Receivables, net	31,666,000	22,388,000
Inventories, net	21,492,000	18,815,000
Prepaid expenses	2,149,000	685,000
Deferred income taxes, net	4,752,000	4,058,000

Total current assets	70,916,000	55,913,000

Property, plant and equipment, net	8,970,000	9,274,000
Deferred income taxes, net	4,316,000	5,331,000
Goodwill	22,761,000	22,769,000
Other intangible assets, net	4,236,000	4,939,000
Other assets and deferred charges, net	1,023,000	1,225,000

Total assets	$112,222,000	$99,451,000

LIABILITIES
Current liabilities:
Accounts payable	$13,960,000	$10,208,000
Accrued income taxes	1,324,000	830,000
Accrued liabilities:
Payroll and related costs	6,224,000	3,482,000
Other	9,028,000	6,329,000

Total current liabilities	30,536,000	20,849,000

Deferred compensation and supplemental retirement benefits	2,250,000	2,365,000
Other liabilities	6,782,000	7,137,000

Total liabilities	39,568,000	30,351,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $0.20 par value; authorized, 25,000,000 shares; issued, 8,298,000 shares	1,660,000	1,660,000
Capital in excess of par value	43,252,000	43,027,000
Retained earnings	46,269,000	42,071,000
Accumulated other comprehensive (loss)	(118,000)	(141,000)
Treasury stock at cost, 2,234,000, and 2,166,000 shares, respectively	(18,409,000)	(17,517,000)

Total shareholders’ equity	72,654,000	69,100,000

Total liabilities and shareholders’ equity	$112,222,000	$99,451,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$49,141,000	$36,379,000	$139,064,000	$107,568,000
Cost and expenses:
Cost of products sold	33,120,000	23,921,000	93,842,000	71,825,000
Engineering and product development	3,386,000	2,813,000	9,567,000	9,037,000
Selling, general and administrative	8,756,000	6,452,000	24,697,000	21,229,000
Depreciation and amortization	709,000	794,000	2,281,000	2,611,000
Restructuring charges	—	16,000	—	550,000

Total cost and expenses	45,971,000	33,996,000	130,387,000	105,252,000

Income from operations	3,170,000	2,383,000	8,677,000	2,316,000
Other income (expense):
Amortization of deferred financing costs	(61,000)	(68,000)	(182,000)	(163,000)
Fire related loss, net	(1,000)	—	(109,000)	—
Interest income	1,000	1,000	2,000	7,000
Interest expense	(7,000)	(18,000)	(49,000)	(64,000)

Income from continuing operations before income taxes	3,102,000	2,298,000	8,339,000	2,096,000
Income tax provision	777,000	422,000	2,675,000	322,000

Income from continuing operations	2,325,000	1,876,000	5,664,000	1,774,000
(Loss) from discontinued operations, net of tax	(267,000)	(157,000)	(1,466,000)	(440,000)

Net income	$2,058,000	$1,719,000	$4,198,000	$1,334,000

Basic net income (loss) per common share
Income from continuing operations	$0.38	$0.31	$0.93	$0.30
(Loss) from discontinued operations, net of tax	(0.04)	(0.03)	(0.24)	(0.07)

Net income	$0.34	$0.28	$0.69	$0.22 *

Diluted net income (loss) per common share
Income from continuing operations	$0.38	$0.31	$0.93	$0.30
(Loss) from discontinued operations, net of tax	(0.04)	(0.03)	(0.24)	(0.07)

Net income	$0.34	$0.28	$0.69	$0.22 *

Shares used in computing basic net income (loss) per common share	6,043,000	6,036,000	6,065,000	5,991,000

Shares used in computing diluted net income (loss) per common share	6,079,000	6,050,000	6,100,000	5,996,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$2,058,000	$1,719,000	$4,198,000	$1,334,000
Other comprehensive income, net of tax:
Foreign currency translation	32,000	14,000	23,000	5,000

Comprehensive income	$2,090,000	$1,733,000	$4,221,000	$1,339,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$4,198,000	$1,334,000
Adjustment for losses from discontinued operations	1,466,000	440,000

Income from continuing operations	5,664,000	1,774,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,399,000	1,601,000
Amortization	882,000	1,010,000
Amortization of deferred financing costs	182,000	163,000
Non-cash fire related loss	(151,000)	—
Non-cash restructuring	—	5,000
Non-cash compensation expense (benefit)	92,000	(43,000)
Stock-based compensation	91,000	187,000
Provisions for losses on accounts receivable	15,000	67,000
Deferred compensation and supplemental retirement benefits	293,000	300,000
Deferred compensation and supplemental retirement benefit payments	(403,000)	(614,000)
Deferred income taxes	433,000	(242,000)
(Gain) loss on sale of equipment	(2,000)	38,000
Changes in operating assets and liabilities:
Accounts receivable	(9,294,000)	3,409,000
Inventories	(2,836,000)	1,997,000
Prepaid expenses	(764,000)	85,000
Other assets	19,000	47,000
Accounts payable	3,747,000	(2,116,000)
Accrued liabilities	2,969,000	(1,966,000)
Accrued income taxes	1,404,000	928,000

Net cash provided by operating activities from continuing operations	3,740,000	6,630,000
Net cash (used in) operating activities from discontinued operations	(934,000)	(1,529,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,806,000	5,101,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,037,000)	(720,000)
Purchases of other assets	(254,000)	(68,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,291,000)	(788,000)

FINANCING ACTIVITIES
Payments of deferred financing costs	—	(250,000)
Proceeds from Revolving Credit Facility	—	100,000
Payments of Revolving Credit Facility	—	(100,000)
Proceeds from stock options exercised	726,000	—
Tax benefit from exercise of stock options	146,000	—
Treasury stock (purchases) sales, net	(1,630,000)	288,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(758,000)	38,000

Effect of exchange rate changes on cash	133,000	12,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	890,000	4,363,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,967,000	504,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,857,000	$4,867,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$49,000	$64,000
Income taxes	$1,251,000	$174,000
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
2. Receivables
Receivables consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Trade receivables	$31,420	$22,607
Less: allowance for doubtful accounts	(666)	(651)

	30,754	21,956
Recoverable income taxes	130	—
Other	782	432

	$31,666	$22,388

3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$15,817	$15,234
Work in process	4,677	3,534
Finished goods	3,570	3,368

	24,064	22,136
Less: allowances	(2,572)	(3,321)

	$21,492	$18,815

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
The tables below set forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2010			2009
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$2,058	6,043	$0.34	$1,719	6,036	$0.28
Effect of dilutive securities	—	36	—	—	14	—

Diluted net income per common share	$2,058	6,079	$0.34	$1,719	6,050	$0.28

	Nine Months Ended September 30,
	2010			2009
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per common share	$4,198	6,065	$0.69	$1,334	5,991	$0.22
Effect of dilutive securities	—	35	—	—	5	—

Diluted net income per common share	$4,198	6,100	$0.69	$1,334	5,996	$0.22

For the nine-month periods ended September 30, 2010 and September 30, 2009, approximately 191,000 and 254,000 stock options, respectively, were excluded from the dilutive computations because the option exercise prices were greater than the average market price of the Company’s common stock.
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
The 1991 Incentive Plan enabled the Company to grant either nonqualified options, with an exercise price per share established by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”), or incentive stock options, with an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Each option granted under the 1991 Incentive Plan is exercisable at any time and expires ten years from the date of grant. The 1991 Incentive Plan expired on September 25, 2001.
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
On September 29, 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During the three-month period ended June 30, 2010, two sets of options were issued to executives of the Company. One set of options was for 15,000 shares. The other set of options was for 100,000 shares. During the three-month period ended September 30, 2010, the Company granted an option to purchase up to 25,000 shares of common stock. Vesting periods range from a portion vesting upon issue to three years. Compensation expense is recognized over the vesting period of the options. Two sets of options totaling 135,000 shares were forfeited during the three-month period ending September 30, 2010. In recognition of such grants and forfeitures, the Company recorded $90,000 in compensation benefit for the three-month period ended September 30, 2010 and $63,000 in compensation expense for the three-month period ended September 30, 2009. The Company recorded $91,000 in compensation expense for the nine-month period ended September 30, 2010 and $187,000 in compensation expense for the nine-month period ended September 30, 2009.
As of September 30, 2010, there was a total of $785,000 of total unrecognized compensation expense related to the unvested stock options. Such unrecognized cost will be recorded over the next three years. Also, the Company has recognized income of $1,000 and an expense of $35,000 in the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and an expense of $92,000 and a benefit of $43,000 in the nine-month periods ended September 30, 2010 and September 30, 2009, respectively, related to certain stock-based compensation arrangements.

The following table summarizes stock option activity for all plans:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2009	380	$10.13	3.48
Granted	140	$12.00
Exercised	(102)	$7.11
Forfeited	(142)	$12.77
Expired	(33)	$11.20

Outstanding as of September 30, 2010	243	$10.78	4.82	$781

Exercisable as of September 30, 2010	110	$9.38	2.56	$510

During the nine-month periods ended September 30, 2010 and September 30, 2009, the total intrinsic value of options exercised was $516,000 and zero, respectively, and the actual tax benefit realized for the tax deduction from these option exercises was $146,000 and zero, respectively. During the nine-month period ended September 30, 2010, options to purchase approximately 102,000 shares of common stock with an aggregate exercise price of $726,000 were exercised by option holders. During the nine-month period ended September 30, 2009, no options to purchase common stock were exercised by option holders.
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
For the nine-month periods ended September 30, 2010 and September 30, 2009, the estimated income tax rate for continuing operations was 32% and 15%, respectively. The lower effective tax rate in 2009 was due to research and development tax credits recorded and lower income from continuing operations.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2010 and December 31, 2009 of $2,175,000 and $2,526,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, a foreign tax authority is examining the Company’s transfer pricing policies. It is possible that this examination may be resolved within twelve months. In addition, it is reasonably possible that the balance of the Company’s unrecognized tax benefits may change within the next twelve months by an amount ranging from zero to $434,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. The Company recorded a liability for unrecognized benefits of $581,000, $929,000 and $665,000 for federal, foreign and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2010, the Company has accrued approximately $513,000 for the payment of interest and penalties.
During the nine-month period ended September 30, 2010, the Company recorded additional benefits from research and development tax credits of $463,000. As of September 30, 2010, the Company’s gross research and development tax credit carryforwards totaled approximately $1,508,000. Of these credits, approximately $890,000 can be carried forward for 15 years and will expire between 2013 and 2025, and approximately $618,000 can be carried forward indefinitely. As of September 30, 2010, the Company’s gross foreign tax credits totaled approximately $2,493,000. These credits can be carried forward for ten years and will expire between 2017 and 2020.
6. Recently Adopted and Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company has one minor contract related to Multiple-Deliverable Revenue Arrangements and infrequently enters into such arrangements. The Company believes that adoption of the provisions of ASU No. 2009-13 will not have a material impact on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements.” ASU No. 2009-14 amends guidance included within ASC 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company believes that the adoption of the provisions of ASU No. 2009-14 will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 “Fair Value Measures and Disclosures” to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only. The Company believes that the adoption of the provisions of ASU No. 2010-06 will not have a material impact on its consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements,” which amends ASC 855 “Subsequent Events.” ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 was effective upon issuance. The adoption of the provisions of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-13 “Compensation — Stock Compensation — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU No. 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company believes that the adoption of the provisions of ASU No. 2010-13 will not have a material impact on its consolidated financial statements.
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,761	$—	$22,761	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	1,952	1,748	3,700	1,570	2,130
Patents	1,244	1,093	151	1,271	1,053	218
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,168	532	1,700	940	760
Licensing fees	355	222	133	355	196	159
Covenant-not-to-compete	100	100	—	100	100	—
Other	51	51	—	51	51	—

Total other intangible assets	8,822	4,586	4,236	8,849	3,910	4,939

	$31,583	$4,586	$26,997	$31,618	$3,910	$27,708

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
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to 20 years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately 10 years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized. Amortization expense for intangible assets for each of the three-month periods ended September 30, 2010 and September 30, 2009 was $225,000. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2010 and September 30, 2009 was $676,000 and $679,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $865,000 in 2011, $715,000 in 2012, $386,000 in 2013, $347,000 in 2014 and $4,000 in 2015. Intangible assets subject to amortization have a weighted average life of approximately seven years.
Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Change in	September 30,
	2009	Goodwill	2010
	(in thousands)
SL Power Electronics Corp.	$4,276	$(8)	$4,268
High Power Group:
Teal Electronics Corp.	5,055	—	5,055
MTE Corporation	8,189	—	8,189
RFL Electronics Inc.	5,249	—	5,249

Total	$22,769	$(8)	$22,761

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
As of the date hereof, September 30, 2010 and December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility. At September 30, 2010, the Company had a total availability thereunder of $39,500,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.

9. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Taxes (other than income) and insurance	$690	$209
Commissions	913	744
Litigation and legal fees	357	96
Other professional fees	612	674
Environmental	2,550	1,355
Warranty	1,305	1,373
Deferred revenue	97	28
Other	2,504	1,850

	$9,028	$6,329

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. The following is a summary of activity in accrued warranty and service liabilities:

Nine Months Ended
September 30, 2010
(in thousands)
Liability, beginning of year	$1,373
Expense for new warranties issued	426
Expense related to prior year warranties	8
Warranty claims	(502)

Liability, end of period	$1,305

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites under these laws and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable in the amount of $7,078,000, of which $4,528,000 is included as other long-term liabilities as of September 30, 2010. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of defense and cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent, if any, to which such costs are recoverable from other parties or from insurance. These contingencies could result in additional expenses or judgments, or offsets thereto. At the present time such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations, beyond the amount already reserved. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations.
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
The EPA is remediating the Puchack Wellfield Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination that exceeds the selected cleanup standard of 70 parts per billion (“OU-1”). The second operable unit pertains to sites that are allegedly the sources of contamination for the first operable unit (“OU-2”).
In September 2006, the EPA issued a Record of Decision that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, is approximately $17,600,000, as stated in the Record of Decision. In an October 2010 meeting with the EPA, the EPA informed the Company that the OU-1 remedy will be implemented in two phases. The EPA stated that the estimated cost to complete the first phase would exceed $12,000,000. The EPA also stated that the estimated cost to complete the second phase was unknown, but could be equal to or in excess of $12,000,000. Therefore, the original estimated cost of $17,600,000 to complete the OU-1 remedy could increase. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Wellfield Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

Following the issuance of its Record of Decision, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for OU-1 identified in the EPA’s Record of Decision. In addition to paying for the OU-1 remediation, the EPA has sought payment of the past costs that EPA has allegedly incurred. In February 2007, the EPA sent another letter to the Company demanding reimbursement for past costs of approximately $11,500,000, which has been contested by the Company. The Company responded to the EPA that it is willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs. In an October 2010 meeting with EPA, EPA informed the Company that the EPA’s past costs have increased and are currently approximately $17,000,000.
The EPA is performing investigations relating to OU-2 of the Puchack Wellfield Superfund Site. In an October 2010 meeting with EPA, EPA informed the Company that it did not have an estimate of proposed OU-2 costs at that time. The EPA has not adopted a Record of Decision for OU-2. The Company is currently engaged in discussions with representatives of the EPA and the Department of Justice with respect to the Puchack Wellfield Superfund Site.
Notwithstanding the assertions of the EPA, based on discussions with its attorneys and consultants, the Company believes the EPA analytical effort is far from complete. Further, technical data has not established that offsite migration of hazardous substances from the Pennsauken Site caused the contamination of the Puchack Wellfield Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of the Puchack Wellfield Superfund Site. There are other technical factors and defenses that indicate that the remediation proposed by the EPA is technically flawed. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified to support the ultimate cost of remediation. Nevertheless, the Company’s attorneys have advised that it is likely that it will incur some liability in this matter. Based on the information so far, the Company has estimated remediation liability for this matter of $4,000,000 ($2,480,000, net of tax), which was reserved and recorded as part of discontinued operations in the fourth quarter of 2006. This amount is included in the total environmental accrual stated below. In addition, the Company’s attorneys have advised it that based on statutory and regulatory changes and the second operable unit investigations, the Pennsauken Site will likely have to undergo additional remediation. The Company has retained environmental consultants to determine what, if any, measures must be undertaken to achieve full compliance. There can be no assurance as to what will be the ultimate resolution or exposure to the Company for this matter.

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were completed in 2009. Implementation of a pilot study to remediate contaminated soils in-situ based on the treatability studies have commenced in October 2010. Treatability studies for the in-situ remediation of the groundwater contamination at the Camden Site were also conducted in 2009, with another one completed in 2010. Implementation of a pilot study to remediate contaminated groundwater is scheduled to commence in 2011. The Company reserved $2,250,000 during the last two quarters of 2008 to meet the anticipated expenses of implementing the IRA Workplan and field pilot studies and conducting routine groundwater monitoring. During the second quarter of 2010, the Company reviewed the most recent cost studies prepared by its environmental consultants and recorded an additional $1,273,000 reserve related to the Camden Site. At September 30, 2010, the Company had an accrual of $2,415,000 to remediate the Camden Site.
As of September 30, 2010 and December 31, 2009, the Company had recorded environmental accruals of $7,078,000 and $5,883,000, respectively.
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
The unaudited comparative results for the three-month periods and the nine-month periods ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$20,969	$13,214	$58,402	$39,529
High Power Group	14,719	11,190	41,054	33,127

Total	35,688	24,404	99,456	72,656

SL-MTI	8,044	7,184	22,914	20,542
RFL	5,409	4,791	16,694	14,370

Consolidated	$49,141	$36,379	$139,064	$107,568

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$2,153	$639	$4,527	$62	*
High Power Group	1,422	1,217	3,665	2,450

Total	3,575	1,856	8,192	2,512

SL-MTI	1,206	1,293	3,236	3,071
RFL	570	351	2,286	990
Other	(2,181)	(1,117)	(5,037)	(4,257)

Consolidated	$3,170	$2,383	$8,677	$2,316

*	Includes restructuring charges of $535,000.

	September 30,	December 31,
	2010	2009
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$33,829	$27,255
High Power Group	31,570	27,192

Total	65,399	54,447

SL-MTI	12,286	11,520
RFL	15,119	15,096
Other	19,418	18,388

Consolidated	$112,222	$99,451

	September 30,	December 31,
	2010	2009
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$5,160	$5,433
High Power Group	16,455	16,866

Total	21,615	22,299

SL-MTI	—	—
RFL	5,382	5,409

Consolidated	$26,997	$27,708

12. Retirement Plans And Deferred Compensation
During the nine-month periods ended September 30, 2010 and September 30, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $998,000 during the nine-month period ended September 30, 2010 and $552,000 for the nine-month period ended September 30, 2009.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $283,000 and $280,000 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

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

Nine Months Ended
September 30, 2010
(in thousands)
Fire related loss	$(669)
Insurance recovery	560

Net fire related loss	$(109)

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
14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the nine-month periods ended September 30, 2010 and September 30, 2009 were $479,000 and $547,000, respectively. Accounts receivable due from RFL Communications at September 30, 2010 were $116,000.
The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein, Kassan and McNamara are directors of the Company. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. Fees of approximately $190,000 were expensed for the nine-month period ended September 30, 2010. Fees of approximately $356,000 were expensed for the nine-month period ended September 30, 2009.

15. Subsequent Events
The Company announced a modified “Dutch Auction” tender offer to purchase up to $20 million in shares of its common stock on September 14, 2010 (the “Tender Offer”). The Tender Offer expired on October 13, 2010. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $13.00 and not more than $14.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. Shareholders who elected to tender have received the purchase price in cash, without interest, for common stock tendered in accordance with the terms of the Tender Offer. These provisions were described in the Offer to Purchase relating to the Tender Offer that was distributed to shareholders. All common stock purchased by the Company were purchased at the same price.
Based on the final count by the depositary for the Tender Offer, an aggregate of 1,334,824 shares of common stock were properly tendered and not withdrawn at prices at or below $14.50. Accordingly, pursuant to the terms of the Offer to Purchase, the Letter of Transmittal and applicable securities laws, the Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. These shares represent approximately 22.0% of the shares outstanding as of October 18, 2010. With the completion of the tender offer, the Company had approximately 4,728,951 shares of common stock outstanding. The aggregate purchase price that has been paid by the Company in connection with the Tender Offer is $19,354,948, excluding transaction costs. The depositary has paid for the shares accepted for purchase in the Tender Offer. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.
During October 2010, two former executives entered into Separation Agreements and Mutual Releases (the “Agreements”). The effective dates of the Agreements were October 22 and October 28, 2010. Total consideration to be paid to both executives is $1,032,984, minus applicable taxes and withholdings. The payments will be completed during the fourth quarter of 2010. The payments are for, among other things, accrued vacation, severance and for one executive, payment pursuant to a certain bonus agreement dated August 5, 2002. All related expenses have been accrued for at September 30, 2010.

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
The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles and expansion of global capabilities. As the global economic recovery continues, the Company will be focused on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to achieve its goals through organic growth and strategic acquisitions. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

On August 30, 2010, the Board appointed Louis Belardi to serve as the Company’s Chief Financial Officer (“CFO”), effective immediately. Mr. Belardi replaced David Nuzzo, whose employment with the Company ended on June 14, 2010. Glen Kassan, the Company’s Chairman of the Board, served as the Interim Chief Financial Officer from June 14, 2010 until Mr. Belardi’s appointment as CFO. Prior to being appointed CFO, Mr. Belardi had served as the Company’s Corporate Controller since 2004, during which time he was responsible for management of the Company’s corporate accounting, SEC reporting functions and Sarbanes Oxley compliance. Mr. Belardi has served as the Company’s Secretary and Treasurer since July 2010.
Business Trends
Demand for the Company’s products and services increased during the third quarter of 2010, compared to the third quarter of 2009. At September 30, 2010, the Company’s backlog increased to $74,394,000, from $49,991,000 at September 30, 2009 and $54,695,000 at December 31, 2009, for an increase of 49% on a comparative basis. All but one of the Company’s operating segments recorded increases in backlog, which ranged from 2% to 107%. The Company’s net new orders for the third quarter of 2010 increased by 43%, compared to the third quarter of 2009.
During 2009, the Company experienced a significant decrease of sales and income due to the macro economic downturn. Given the nature of the global economic weakness and its effects on the Company’s end markets, contingency plans were implemented to reduce costs and align capacity with lower business levels. Capital investment was postponed, where feasible, during 2009.
In the sections that follow, statements with respect to the quarter ended 2010 or nine months ended 2010 refer to the three-month and nine-month periods ended September 30, 2010. Statements with respect to the quarter ended 2009 or nine months ended 2009 refer to the three-month and nine-month periods ended September 30, 2009. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” Also during fiscal 2009, RFL and Teal recognized revenue under “Bill and Hold Arrangements” according to the guidance provided by SAB No. 104. The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for each of the quarters ended 2010 and 2009. The Company recognizes equipment revenue upon shipment and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to scrap and/or rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at less than list price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine-month periods ended 2010 and 2009 by approximately 0.6% and 0.5%, respectively.
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

Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. The Company’s allowance for doubtful accounts represented 2.1% and 2.9% of gross trade receivables at September 30, 2010 and December 31, 2009, respectively.
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
If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies slow-moving and excess inventories. Inventory items identified as slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results. The Company’s inventory reserves represented approximately 11% of gross inventory at September 30, 2010 and 15% of gross inventory at December 31, 2009. Included in the inventory reserve is a LIFO reserve of $529,000 for both periods.
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,175,000 and $2,526,000 as of September 30, 2010 and December 31, 2009, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of September 30, 2010, the Company reported accrued interest and penalties related to unrecognized tax benefits of $513,000. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of September 30, 2010 and December 31, 2009 were $9,068,000 and $9,389,000, respectively, net of valuation allowances of $358,000 and $560,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2009. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2010 and 2009. As of September 30, 2010 and December 31, 2009, goodwill totaled $22,761,000 and $22,769,000 (representing 20% and 23% of total assets), respectively.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 10 to this Quarterly Report.
Liquidity And Capital Resources

	September 30,	December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$10,857	$9,967	$890	9%
Bank debt	$—	$—	$—	—
Working capital	$40,380	$35,064	$5,316	15%
Shareholders’ equity	$72,654	$69,100	$3,554	5%

The net cash provided by operating activities from continuing operations during the nine-month period ended September 30, 2010 was $3,740,000, as compared to net cash provided by operating activities from continuing operations during the nine-month period ended September 30, 2009 of $6,630,000. The sources of cash from operating activities for the nine-month period ended September 30, 2010 were an increase in accounts payable of $3,747,000, an increase in accrued liabilities of $2,969,000 and an increase in accrued income taxes of $1,404,000. Of the increased accounts payable, $1,711,000 was attributable to SLPE and $1,037,000 was attributable to SL-MTI. These sources of cash were partially offset by an increase in accounts receivable of $9,294,000 and an increase in inventories of $2,836,000. The increases in accounts receivable and inventories were primarily related to increased sales at all business segments. Accounts receivable increased by $5,277,000 at SLPE, $1,765,000 at Teal, $1,190,000 at MTE and $880,000 at SL-MTI. The sources of cash from operating activities for the nine-month period ended September 30, 2009 were a decrease in accounts receivable of $3,409,000 and a decrease in inventories of $1,997,000. The decrease in accounts receivable was primarily related to reduced sales at most entities. The reduced accounts receivable were $575,000 at SLPE, $658,000 at Teal, $866,000 at MTE, $496,000 at SL-MTI and $799,000 at RFL. These sources of cash were primarily offset by a decrease in accounts payable of $2,116,000 and a decrease in accrued liabilities of $1,966,000. Of the decreased accounts payable, $1,566,000 was attributable to SLPE and $192,000 was attributable to Teal. Legal and consulting payables of $370,000 related to environmental matters were charged to discontinued operations.
During the nine-month period ended September 30, 2010, net cash used in investing activities was $1,291,000. This use of cash was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. During the nine-month period ended September 30, 2009, net cash used in investing activities was $788,000. This use of cash was primarily related to a building expansion in Matamoros, Mexico for SL-MTI and the purchases of machinery, computer hardware, software and demonstration equipment.
During the nine-month period ended September 30, 2010, net cash used in financing activities was $758,000, which was related to the purchase of the Company’s treasury stock, partially offset by the proceeds from stock options exercised. During the nine-month period ended September 30, 2009, net cash provided by financing activities was $38,000, which was related to treasury stock activity, offset by the payment of deferred financing costs.

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
The Company’s current ratio was 2.32 to 1 at September 30, 2010 and 2.68 to 1 at December 31, 2009. Current assets increased by $15,003,000 from December 31, 2009, while current liabilities increased by $9,687,000 during the same period.
The Company had no outstanding bank debt at September 30, 2010 or at December 31, 2009.
The Company announced a Tender Offer on September 14, 2010, which expired on October 13, 2010. Based on a final count, an aggregate of 1,334,824 shares of common stock were tendered. These shares represented approximately 22% of the shares outstanding as of October 18, 2010. As of October 27, 2010, the Company had approximately 4,728,723 shares outstanding. The aggregate purchase price of the Tender Offer was approximately $19,355,000, excluding transaction costs. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility. The Company’s availability under the 2008 Credit Facility post tender was approximately $32,000,000.
Capital expenditures were $1,037,000 in 2010, which represented an increase of $317,000, or 44%, from the capital expenditure levels of 2009. Capital expenditures in 2010 were attributable to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. Capital expenditures of $720,000 were made during the first nine months of 2009. These expenditures were attributable to a plant expansion, as mentioned above, and the purchases of machinery, computer hardware, software and demonstration equipment.
The Company has been able to generate adequate amounts of cash to meet its operating needs and expects to do so in the future.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three and nine month periods ended September 30, 2010.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at September 30, 2010 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,385	$2,065	$411	$—	$3,861
Debt	—	—	—	—	—
Capital Leases	—	—	—	—	—

	$1,385	$2,065	$411	$—	$3,861

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
Results of Operations
Three months ended September 30, 2010, compared with three months ended September 30, 2009
While differences exist among the Company’s business units, demand for the Company’s products and services increased in the quarter ended 2010, compared to the quarter ended 2009, resulting in aggregate sales growth of $12,762,000, or 35%, and an increase in income from operations of $787,000, or 33%, for the comparable periods. The growth in sales is due principally to the global economic recovery that began in the fourth quarter of 2009. Both the domestic and international markets experienced sales growth. Domestic sales increased by 37% while international sales increased by 28%. The growth in income from operations is primarily related to a significant increase in sales, improved economic conditions and actions taken by the Company in 2009 to reduce its cost structure to align capacity with lower business levels.

The tables below show the comparisons of net sales and income from operations for the quarter ended September 30, 2010 (“2010”) and the quarter ended September 30, 2009 (“2009”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$20,969	$13,214	$7,755	59%
High Power Group	14,719	11,190	3,529	32%

Total	35,688	24,404	11,284	46%

SL-MTI	8,044	7,184	860	12%
RFL	5,409	4,791	618	13%

Total	$49,141	$36,379	$12,762	35%

	Income from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$2,153	$639	$1,514	237%
High Power Group	1,422	1,217	205	17%

Total	3,575	1,856	1,719	93%

SL-MTI	1,206	1,293	(87)	(7%)
RFL	570	351	219	62%
Other	(2,181)	(1,117)	(1,064)	(95%)

Total	$3,170	$2,383	$787	33%

Consolidated net sales for 2010 increased by $12,762,000, or 35%, when compared to the same period in 2009. When compared to 2009, net sales of the Power Electronics Group increased by $11,284,000, or 46%, net sales of SL-MTI increased by $860,000, or 12%, and net sales of RFL increased by $618,000, or 13%.
The Company recorded income from operations of $3,170,000 for 2010, compared to income from operations of $2,383,000 for 2009, representing an increase of $787,000, or 33%. Income from operations equaled 6% of net sales in 2010, compared to 7% of net sales in 2009. All of the operating segments reported income from operations in 2010 and 2009.
Income from continuing operations amounted to $2,325,000 (includes other income and expense and the tax provision), or $0.38 per diluted share, in the quarter ended 2010, compared to income from continuing operations of $1,876,000, or $0.31 per diluted share, for the same period in 2009. Income from continuing operations was approximately 5% of net sales in 2010 and in 2009. The Company’s business segments and the components of operating expenses are discussed in the following sections.

The Power Electronics Group, which is comprised of SLPE and the High Power Group (a combination of Teal and MTE), recorded a sales increase of 46%, when comparing the quarter ended 2010 to the quarter ended 2009. Income from operations increased by $1,719,000, or 93%; this was primarily attributable to an increase of $1,514,000, or 237%, at SLPE.
SLPE recorded income from operations of $2,153,000, representing 10% of its net sales, in 2010. SLPE reported income from operations of $639,000, representing 5% of its net sales, in 2009. As a percentage of consolidated net sales, SLPE represented 43% of consolidated net sales in 2010, compared to 36% of consolidated net sales in 2009. SLPE experienced sales increases in all of its product lines ranging from 21% to 88%. Sales of its medical product line increased by $4,861,000, sales of its industrial equipment product line increased by $1,617,000, sales of its data communications product line increased by $642,000 and sales of their other product lines increased by $635,000. The increase in sales from the medical equipment product line was due to the relatively low demand in 2009 and increased distribution sales in 2010. The increase in sales of the industrial product line was principally generated by increased orders from distributors compared to relatively low levels experienced in 2009. The data communications product line increase was also due primarily to increased activity from distributors. Returns and distributor credits were 1% of gross sales in 2010 and in 2009. Domestic sales increased by 93% and international sales decreased by 4%. Domestic sales were driven by relatively strong sales in the medical equipment product line. While SLPE recorded a sales increase of 59%, its cost of products sold percentage increased by approximately 1% due to an unfavorable product mix, increased commodity prices, labor rate increases in China and overtime costs incurred to meet the significant increase in demand. SLPE recorded increased operating costs of $888,000, or 24%, in 2010, when compared to 2009, due primarily to greater sales related costs.
The High Power Group recorded income from operations, as a percentage of its net sales, of 10% in 2010, compared to 11% in 2009. As a percentage of consolidated net sales, the High Power Group represented 30% of consolidated net sales in 2010, compared to 31% of consolidated net sales in 2009. Teal reported income from operations, as a percentage of sales, of 12% in 2010, compared to 14% in 2009. Teal reported a sales increase of $1,708,000, or 25%. Teal’s cost of products sold percentage increased by 3%, compared to 2009, primarily due to greater copper and steel prices and to a lesser extent product mix. Sales to semiconductor manufacturers increased by $729,000. This sales increase is primarily related to internationally based customers which had been depressed in 2009. Sales to medical imaging equipment manufacturers increased by $1,033,000 due to sales to large international original equipment manufacturers, while sales to military and aerospace customers decreased by $97,000. Operating costs at Teal increased by $195,000 in 2010, compared to 2009. MTE reported income from operations, as a percentage of sales, of 6% in 2010 and in 2009. Sales increased by $1,821,000, or 42%. MTE experienced sales increases in all of its markets. Domestic sales increased 35%, while international sales increased 79%. MTE’s cost of products sold percentage increased by 3%, due to increased commodity costs, particularly copper and increased packaging costs. MTE experienced increased operating costs of $294,000 in 2010, compared to 2009. This increase is primarily due to sales related costs.

Net sales for SL-MTI increased by $860,000, or 12%, while income from operations decreased by $87,000, or 7%. As a percentage of consolidated net sales, sales for SL-MTI represented 16% of consolidated net sales in 2010, compared to 20% of consolidated net sales in 2009. This sales increase was primarily due to an increase of $563,000 to customers in the defense and commercial aerospace industries. The other product lines of SL-MTI recorded a net sales increase of $297,000. SL-MTI’s cost of products sold percentage increased by 2%, compared to 2009 primarily due to sales mix. Operating costs increased by 19%, due to increased sales related costs as well as increased research and development costs of $135,000. Income from operations as a percentage of sales was 15% in 2010, compared to 18% in 2009.
Net sales for RFL increased by $618,000, or 13%, while income from operations increased by $219,000, or 62%. As a percentage of consolidated net sales, sales for RFL represented 11% of consolidated net sales in 2010, compared to 13% of consolidated net sales in 2009. Sales increases were reported for all of its product lines. Sales of protection products increased by $516,000, or 24%, which are primarily related to sales of the new GARD product. Sales of communication products increased by $89,000, or 4%, which are primarily related to sales of the new eXmux product. Customer service sales increased by a minor amount. Domestic sales decreased by $310,000, or 8%, while international sales increased by $927,000, or 131%. Operating costs increased by $134,000, due to sales related expenses. The increase in income from operations is primarily related to the increase in sales. Income from operations as a percentage of sales was 11% in 2010, compared to 7% in 2009.
Cost of Products Sold
As a percentage of consolidated net sales, cost of products sold was approximately 67% for the quarter ended 2010, compared to 66% for the quarter ended 2009. SLPE, the High Power Group, and SL-MTI recorded increases in their cost of products sold as a percentage of sales of 1% to 3%. RFL had a slight decrease of approximately 1% compared to 2009. The reasons for the increase of cost of products sold percentage at SLPE were previously mentioned, which included increased commodity costs and higher labor rates in China. The High Power Group experienced higher copper and steel prices. SL-MTI’s cost of products sold percentage increased primarily due to an increase in its excess and obsolete inventory reserve of $244,000 recorded during the quarter and product mix. RFL’s improvement in its cost of products sold percentage is primarily related to product mix and lean initiatives.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of consolidated net sales in 2010, compared to approximately 8% of net sales in 2009. Engineering and product development expenses in 2010 increased by $573,000, or 20%. This increase was primarily attributable to an increase at SLPE of $290,000, or 22%. This increase was due to higher employment costs, increased consulting expenses and purchases of prototype materials. The High Power Group recorded an increase of $147,000, or 24%, and SL-MTI recorded an increase of $135,000, or 28%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2010 and for 2009 were approximately 18% of sales. These expenses increased by $2,304,000, or 36%, primarily due to the increase in net sales of $12,762,000, or 35%, compared to prior year. SLPE’s expenses increased by $664,000, due primarily to sales related costs and, to a lesser extent, increases in travel expenses, consulting and marketing costs. The High Power Group’s selling, general and administrative expenses increased by $344,000, due to costs related to higher sales of 32%, new hires, higher agency and professional fees. RFL’s selling, general and administrative expenses increased by $138,000, due to higher sales commissions and bonus accruals on increased sales. Corporate and Other expenses increased by $1,064,000, or 95%, primarily due to an increase in legal fees and accrued severance cost related to two former executives.

Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of approximately $808,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2010 was approximately 25%. For the quarter ended 2009, the effective tax rate was approximately 18%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits recorded in 2009.
Discontinued Operations
For 2010, the Company recorded a loss from discontinued operations of $267,000, net of tax, compared to a loss of $157,000, net of tax, in 2009. These amounts represent legal and environmental charges related to discontinued operations.
Results of Operations
Nine months ended September 30, 2010, compared with nine months ended September 30, 2009
The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2010 (“2010”) and the nine months ended September 30, 2009 (“2009”).

	Net Sales
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$58,402	$39,529	$18,873	48%
High Power Group	41,054	33,127	7,927	24%

Total	99,456	72,656	26,800	37%

SL-MTI	22,914	20,542	2,372	12%
RFL	16,694	14,370	2,324	16%

Total	$139,064	$107,568	$31,496	29%

	Income from Operations
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2010	2009	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$4,527	$62	$4,465	7202%
High Power Group	3,665	2,450	1,215	50%

Total	8,192	2,512	5,680	226%

SL-MTI	3,236	3,071	165	5%
RFL	2,286	990	1,296	131%
Other	(5,037)	(4,257)	(780)	(18%)

Total	$8,677	$2,316	$6,361	275%

Consolidated net sales for 2010 increased by $31,496,000, or 29%, when compared to the same period in 2009. When compared to 2009, net sales of the Power Electronics Group increased by $26,800,000, or 37%; net sales of SL-MTI increased by $2,372,000, or 12%; and net sales of RFL increased by $2,324,000, or 16%.
The Company recorded income from operations of $8,677,000 for 2010, compared to income from operations of $2,316,000 for 2009, representing an increase of $6,361,000. Income from operations was 6% of sales compared with income from operations of 2% in 2009. All of the Company’s operating entities had income from operations in 2010 and 2009.
Income from continuing operations was $5,664,000 (includes other income and expense cost and the tax provision or benefit), or $0.93 per diluted share, in the first nine months of 2010, compared to income from continuing operations of $1,774,000, or $0.30 per diluted share, for the same period in 2009. Income from continuing operations was approximately 4% of net sales in 2010, compared to income from continuing operations of 2% of net sales in 2009. The Company’s business segments and the components of operating expenses are discussed more fully in the following sections.
The Power Electronics Group recorded a sales increase of 37%, when comparing the first nine months of 2010 to the first nine months of 2009. Income from operations increased by $5,680,000 or 226%, which was attributable to an increase of $4,465,000, or 7,202%, at SLPE and an increase of $1,215,000, or 50%, at the High Power Group.
SLPE recorded income from operations of $4,527,000, representing 8% of its net sales, in 2010. In 2009, SLPE reported income from operations of $62,000, representing less than 1% of its net sales. In 2009, SLPE’s income from operations was negatively impacted by the recording of restructuring costs of $535,000. As a percentage of consolidated net sales, SLPE represented 42% of consolidated net sales in 2010, compared to 37% in 2009. At SLPE, sales of its medical product line increased by $12,775,000, or 56%, sales of its industrial equipment product line increased by $3,318,000, or 55%, and sales of its data communications product line increased by $2,220,000, or 23%. The increase in sales of the medical equipment product line and the data communications product line was due in part to weak market demand in these segments in 2009. The increase in sales of the industrial product line is the result of increased demand in orders from distributors, as a result of increased economic activity compared to 2009. Returns and distributor credits also affected net sales, which represented approximately 1% and 2% of gross sales in 2010 and 2009, respectively. Domestic sales increased by 51% and international sales increased by 38%.

The High Power Group recorded income from operations, as a percentage of its net sales, of 9% in 2010, compared to 7% in 2009. As a percentage of consolidated net sales, the High Power Group represented 30% of consolidated net sales in 2010, compared to 31% in 2009. Teal reported income from operations, as a percentage of sales, of 11% in 2010, compared to income from operations, as a percentage of sales, of 12% in 2009. Teal reported a sales increase of $2,674,000, or 13%, while the cost of products sold increased by approximately 3%. Teal’s sales to the semi-conductor market increased by $1,652,000 partly due to the low level of sales in 2009. The semi-conductor market has experienced increased activity in 2010 and is almost entirely driven by international sales. Sales to medical imaging equipment manufacturers increased by $1,553,000 as customers replenished their low inventory levels carried in 2009. Sales to military and aerospace customers decreased by $715,000, compared to 2009, as the first two quarters of 2009 were big shipment quarters. MTE reported income from operations, as a percentage of sales, of 6% in 2010, compared to income from operations, as a percentage of sales, of 1% in 2009. This increase is due to a sales increase of $5,253,000, or 42%. Sales to both OEMs and distributors have increased sharply from last year when MTE’s products were in decline as a result of the global economic downturn. The increase in sales is due to an across the board increase in all of MTE’s markets. Domestic sales increased 31%, while international sales increased 91%. This increase in international sales is due to an increase in project based sales to South America in the oil and gas markets and Asian customers involved in infrastructure projects. MTE’s cost of product sold percentage remained constant.
SL-MTI’s net sales increased $2,372,000, or 12%, while income from operations increased by $165,000, or 5%. As a percentage of consolidated net sales, SL-MTI represented 16% of consolidated net sales in 2010, compared to 19% in 2009. Sales to customers in the defense and commercial aerospace industries increased by $1,650,000. Sales of medical products and commercial products increased by $156,000 and $566,000, respectively. SL-MTI’s cost of products sold percentage increased by approximately 1%, compared to 2009.
RFL’s net sales increased by $2,324,000, or 16%, compared to 2009. As a percentage of consolidated net sales, RFL represented 12% of consolidated net sales in 2010, compared to 13% in 2009. Sales of RFL’s protection products increased by $1,397,000, or 20%, and sales of its communications products increased by $906,000, or 14%. Customer service sales remained relatively flat. The increase in protection products is primarily related to sales of the new GARD product. The increase in sales in the communications product line was primarily due to increased sales related to multiplexer products and higher volume of replacement orders. Domestic sales increased by $1,320,000, or 12%, while international sales increased by $1,004,000, or 35%. Income from operations increased by $1,296,000, or 131%. The increase in income from operations is primarily related to higher sales volume, partially offset by increased operating costs of $381,000.

Cost of Products Sold
As a percentage of net sales, cost of products sold was approximately 67% for the first nine months of 2010 and for the first nine months of 2009. The cost of products sold percentage remained flat on a sales increase of 29%. SLPE, the High Power Group, and SL-MTI recorded increases in their cost of products sold as a percentage of sales of 1% to 2%. RFL had a decrease of approximately 4%. The increase in cost of products sold as a percentage of sales at SLPE is due primarily to (1) unfavorable product mix, (2) higher commodity prices, (3) increased overtime expenses to meet the increased volume and customer demands, and (4) direct labor rate increases in China. The High Power Group had an increase in its cost of products sold percentage due primarily to sales mix and higher commodity prices. SL-MTI had a slightly higher percentage of cost of products sold due mainly to product mix. RFL’s decrease in the percentage of cost of products sold was due to favorable mix and lean initiatives which began in 2009.
Engineering and Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2010, compared to 8% in 2009. Engineering and product development expenses in 2010 increased by $530,000, or 6%. The High Power Group and RFL experienced relatively minor changes in engineering and product development expenses, when compared to 2009. SLPE and SL-MTI did experience increases of $415,000, or 10%, and $130,000, or 9%, respectively, due primarily to reduced customer funding for development projects. Also SLPE experienced increased employee related costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of net sales, for 2010 were approximately 18% of sales, compared to 20% of sales in 2009. Selling, general and administrative expenses increased by $3,468,000, or 16%, on a 29% increase in sales. SLPE’s expenses increased by $1,315,000, compared to 2009, due to an increase in sales related costs as previously mentioned, higher travel cost, stock option expense and business taxes with respect to the China manufacturing operations. The High Power Group recorded an increase in selling, general and administrative expenses of $522,000, due to the addition of employees, recruiting fees, increased commissions and bonuses due to the higher sales level. SL-MTI increased by $257,000, primarily related to higher sales levels. RFL’s expenses increased by $469,000 on sales related expenses including commissions on higher sales. Corporate and Other expenses increased by $780,000, or 18%, primarily due to higher legal fees and accrued severance costs for two former executives.
Restructuring Charges
In 2009 the Company incurred a restructuring charge of $550,000, which was recorded at SLPE and MTE. These charges primarily related to costs associated to reduce workforce levels. The costs represented actions taken in 2009 to align SLPE’s cost structure in response to a further reduction in business levels. Workforce reductions in 2009 principally affected personnel in Mexico, but also impacted operations in China and the United States. There were no restructuring charges or payments made in 2010.
Depreciation and Amortization
Depreciation and amortization expenses were approximately 2% of net sales in 2010 and in 2009.

Fire Related Loss, Net
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for all of these costs, net of applicable adjustments and deductibles. The Company recorded its estimated loss related to the fire of $109,000 in the nine months ended September 30, 2010.
Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance carriers. In July 2010, the Company received a $200,000 advance from its carrier related to the fire loss.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the first nine months of 2010 was approximately 32%. For the first nine months of 2009, the effective tax rate was approximately 15%. The effective tax rate reflects the statutory rate after adjustments for state and international tax provisions and after recording benefits primarily related to research and development tax credits. The effective tax rate in 2010 and 2009 was positively impacted by the recognition of previously unrecognized tax benefits on research and development tax credits due to a lapse of the applicable statute of limitations.
Discontinued Operations
For 2010, the Company recorded a loss from discontinued operations, net of tax, of $1,466,000, compared to $440,000, net of tax, in 2009. These amounts represent legal and environmental charges related to discontinued operations. During the second quarter of 2010, the Company increased the reserves at its Camden Site by $784,000, net of tax, to provide for additional anticipated environmental remediation costs.
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

Inherent Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
On December 30, 2008, the Board authorized the repurchase of up to 500,000 shares of the Company’s stock. Previously, the Board of Directors had authorized the repurchase of up to 560,000 shares of the Company’s common stock. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. For the nine months ended September 30, 2010, the Company did not repurchase any shares pursuant to its existing stock repurchase program. The Company did purchase shares through its deferred compensation plans during the nine-month periods ended September 30, 2010 and September 30, 2009, in the amount of 220,476 and 138,900 shares, respectively.

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2010	13,351	(1)	$8.36	—	500,000
February 2010	5,131	(1)	$8.08	—	500,000
March 2010	101,694	(1)	$8.09	—	500,000
April 2010	14,300	(1)	$10.51	—	500,000
May 2010	73,000	(1)	$11.38	—	500,000
June 2010	2,900	(1)	$12.47	—	500,000
July 2010	5,400	(1)	$12.69	—	500,000
August 2010	1,900	(1)	$12.73	—	500,000
September 2010	2,800	(1)	$14.00	—	500,000

Total	220,476		$9.64	—

(1)	The Company purchased these shares other than through a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first nine months of 2010, as approved by its Audit Committee. During the nine-month period ended September 30, 2010, there were no non-audit services performed by Grant Thornton LLP.

ITEM 6.	EXHIBITS

10.1	*	Separation Agreement and Mutual Release of a former officer.

10.2	*	Separation Agreement and Mutual Release of a former officer.

10.3	*	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi.

10.4	*	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi

31.1		Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2		Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.1		Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.2		Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis J. Belardi
Louis J. Belardi Chief Financial Officer
(Principal Accounting Officer)