Form 10-K
period 2010-12-31
SL INDUSTRIES INC
filed 2011-03-31
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the NYSE Amex was approximately $34,801,000.
The number of shares of common stock outstanding as of March 1, 2011, was 4,489,551.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders.

PART I

ITEM 1.	BUSINESS
(a) General Development Of Business
SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors.
The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles and expansion of global capabilities. The Company intends to focus on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to pursue its goals during the next twelve months principally through organic growth. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.
On June 29, 2010, the Company’s Board of Directors (the “Board”) appointed William T. Fejes, Jr. to serve as the Company’s President and Chief Executive Officer (“CEO”). Mr. Fejes replaced James Taylor, whose employment with the Company ended June 14, 2010. On August 30, 2010, the Board appointed Louis J. Belardi to serve as the Company’s Chief Financial Officer (“CFO”), effective immediately. Mr. Belardi replaced David Nuzzo, whose employment with the Company ended on June 14, 2010. Mr. Belardi has served as the Company’s Secretary and Treasurer since July 2010.
On September 14, 2010, the Company announced a modified “Dutch Auction” tender offer to purchase up to 1,538,461 shares of its common stock (the “Tender Offer”). The Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. These shares represented approximately 22.0% of the shares outstanding as of October 18, 2010. With the completion of the Tender Offer, the Company had approximately 4,728,951 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $19,354,948, excluding transaction costs. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.

On November 19, 2010, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Revolving Credit Agreement, dated October 23, 2008, between the Company and certain of its subsidiaries, and Bank of America, N.A., as Agent, and various financial institutions party thereto from time to time as Lenders (the “2008 Credit Facility”). The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. The 2008 Credit Facility is scheduled to expire on October 1, 2011. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.
During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock at an average cost of $17.45 per share, at a total cost of $4,398,664.
(b) Financial Information About Segments
Financial information about the Company’s business segments is incorporated herein by reference to Note 16 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
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
SLPE — SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military and information technology equipment. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 42%, 36% and 39%, respectively.

HIGH POWER GROUP — The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor and advanced simulation systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s standard product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. Teal and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, natural resource harvesting sites and facilities, and commercial buildings. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 30%, 31% and 33%, respectively.
SL-MTI — SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, medical and industrial products. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 16%, 19% and 15%, respectively.
RFL — RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL also provides products and systems used by rail and highway industries. RFL provides systems design, commissioning, training, customer service and maintenance for all of its products. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 12%, 14% and 13%, respectively.
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
EME — Elektro-Metall Export GmbH (“EME”) manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. The Company is currently involved in tax litigation with the German tax authorities. A liability has been established related to the probable outcome of this litigation.

Raw Materials
Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company; however, at times the Company has had to locate alternate suppliers for certain key components. The recent crisis in Japan may require the Company to seek alternate supplies at higher prices or may disrupt shipment of certain products. Raw materials are purchased directly from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to 26 weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.
During 2010, average annual copper prices rose 46% as compared to 2009. Copper is used primarily by Teal and MTE in its transformers. In an attempt to stabilize copper costs, Teal and MTE entered into forward purchase agreements during 2010 in the aggregate amount of approximately $1,466,000. As of December 31, 2010, no copper purchase commitments were greater than six months. This program was significantly increased in the first quarter of 2011 with a total commitment of $3,433,000.
In addition to copper, various grades of silicon steel are used in products produced by Teal, MTE and SLPE. Annual average prices of silicon steel have ranged from a decrease of 31% to an increase of 55% compared to 2009. During 2010 there were no major disruptions in the supply of raw materials; however, some component costs and lead times have been volatile.
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
Significant Customers
The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. SLPE, the High Power Group, SL-MTI and RFL each have certain major customers, the loss of any of which could have a material adverse effect on such segment.
Backlog
At March 6, 2011, March 7, 2010 and March 1, 2009, backlog was $76,181,000, $61,966,000 and $54,443,000, respectively. The backlog at March 6, 2011 increased by $14,215,000, or 23%, compared to March 7, 2010. SLPE, the High Power Group and SL-MTI each recorded an increase in backlog at March 6, 2011, compared to March 7, 2010.

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
Environmental
The Company (together with the industries in which it operates or has operated) is subject to the environmental laws and regulations of the United States, People’s Republic of China (“China”), Republic of Mexico (“Mexico”) and United Kingdom concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the subject industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, including some where it has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.
It is the Company’s policy to comply with all environmental, health and safety regulations, as well as industry standards for maintenance. The Company’s domestic and international competitors are subject to the same environmental, health and safety laws and regulations, and the Company believes in each of its markets that the subject compliance issues and potential related expenditures of its operating subsidiaries are comparable to those faced by its major competitors.
Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $14,911,000, of which $11,779,000 is included as other long-term liabilities as of December 31, 2010. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

There are three sites on which the Company may incur material environmental costs in the future as a result of past activities of its former subsidiary, SurfTech. There are two Company owned sites related to its former subsidiary, SurfTech. These sites are located in Pennsauken, New Jersey (the “Pennsauken Site”) and in Camden, New Jersey (the “Camden Site”). There is also a third site, which is not owned by the Company, referred to as the “Puchack Well Field Site”. The Puchack Well Field Site and the Pennsauken Site are part of the Puchack Well Field Superfund Site. The Company’s environmental contingencies with respect to the Pennsauken Site are fully discussed in “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the saturated soil. The NJDEP approved the IRAWA, and the PIPS was implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants are collecting post-injection data for assessment of the overall success of the PIPS. Also, the Company’s environmental consultants are developing an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat contaminated groundwater. During the second quarter of 2010, the Company reviewed the most recent cost studies prepared by its environmental consultants and recorded an additional $1,273,000 reserve related to the Camden Site. At December 31, 2010, the Company had an accrual of $2,171,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,525,000 in 2011.
The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $95,000, which has been accrued for at December 31, 2010. These costs are recorded as a component of continuing operations.
Employees
As of December 31, 2010, the Company had approximately 1,600 employees. Of these employees, 173, or approximately 11%, were subject to collective bargaining agreements.

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
Generally, the Company’s sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 22%, 18% and 17% of net sales from continuing operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.
Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2010, the Company had net liabilities of $1,537,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2009, the Company had net assets of $27,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did not have a material effect on the Company’s operations in either 2010 or 2009. There can be no assurance that the value of the Mexican peso and Chinese yuan will remain stable relative to the United States dollar.
SLPE manufactures most of its products in Mexico and China and incurs its labor costs and supplies in Mexican pesos and Chinese yuan. Teal has transferred a significant amount of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. MTE also has a significant portion of its products manufactured in Mexico. SLPE, the High Power Group and SL-MTI price and invoice substantially all of their sales in United States dollars. The Chinese and Mexican subsidiaries of SLPE maintain their books and records in Chinese yuan and Mexican pesos, respectively. The Mexican subsidiaries of SL-MTI and Teal maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 16 and 17 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Additional Information
Additional information regarding the development of the Company’s businesses during 2010 and 2009 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Set forth below are the properties where the Company conducted business as of December 31, 2010.

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased — 1/31/2016

Canton, MA	Design of power supply products (SLPE)	4,800	Leased — 8/31/2013

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE) (1)	62,500	Leased — Monthly

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased — 12/15/2020

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased — 3/31/2012

Beijing, China	Design of power supply products (SLPE)	1,100	Leased —12/31/2011

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased — 7/31/2013

Shanghai, China	Design of power supply products (SLPE)	600	Leased — 6/30/2011

Shanghai, China	Employee dormitory (SLPE)	1,400	Leased — 7/31/2013

		Approx.
		Square	Owned or Leased And
Location	General Character	Footage	Expiration Date

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Owned

Xianghe, China	Employee dormitory (SLPE)	3,900	Leased — 12/31/2011

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased — 12/31/2012

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased — 4/1/2011

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality electromagnetic products (High Power Group)	25,000	Leased — 7/31/2015

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,300	Leased — 12/31/2011

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Pennsauken, NJ	Document warehouse (Other) (2)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased — 11/30/2012

(1)	The Company expects to relocate its manufacturing facility in Mexicali, Mexico to a more modern facility in the same general area during the second quarter of 2011.

(2)	Formerly used for industrial surface finishing operations.
The Company believes that most of its manufacturing facilities are adequate for current production requirements. The Company has signed a lease to relocate its manufacturing facilities in Mexicali, Mexico to a more modern facility in the same general area. This move is anticipated to be completed during the second quarter of 2011. The Company believes that its remaining facilities are sufficient for current operations, maintained in good operating condition and adequately insured. The company has been asked by the Chinese authorities to move its Xianghe, China facility to another location in the region to make the space available for alternate uses. This move is not anticipated to take place until the third quarter of 2012. Of the owned properties, none are subject to a major encumbrance material to the operations of the Company.

ITEM 3.	LEGAL PROCEEDINGS
Environmental Matters
The Company is and has been the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech formerly operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).
On June 12, 2002, the Company and SurfTech were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech were two of approximately 28 defendants named in the Private Action. The Complaint alleged, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Well Field located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.
The Private Action arose from similar factual circumstances as a current federal administrative action involving the Puchack Well Field, with respect to which the Company has been identified as a potential responsible party (“PRP”). This action and the Private Action both allege that SurfTech and other defendants contaminated groundwater through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility at the Pennsauken Site. The federal administrative action is discussed below.
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
The Company is the subject of lawsuits and administrative actions that arise from its ownership of SurfTech and its Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Well Field. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Well Field. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.

In 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a potential responsible party (a “PRP”) in connection with the remediation of the Puchack Well Field, which has been designated as a Superfund Site. The EPA has alleged that hazardous substances generated at the Company’s Pennsauken Site contaminated the Puchack Well Field. As a PRP, the Company is potentially liable, jointly and severally, for the investigation and remediation of the Puchack Well Field Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”).
The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination that exceeds the selected cleanup standard (“OU-1”). The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company in October 2010 that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.
In September 2006, the EPA issued a Record of Decision that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, was approximately $17,600,000, as stated in the Record of Decision. In an October 2010 meeting with the EPA, the EPA informed the Company that the OU-1 remedy will be implemented in two phases. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Well Field Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.
Following the issuance of its Record of Decision for OU-1, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for OU-1 identified in the EPA’s Record of Decision. In addition to paying for the OU-1 remediation, the EPA has sought payment of the past costs that the EPA has allegedly incurred. The Company responded to the EPA that it was willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
In subsequent meetings and discussions with the U.S. Department of Justice (“DOJ”) and the EPA, the Company was informed that estimated OU-1 remediation costs are now in the range of $30,000,000 to $40,000,000 with additional past costs incurred by the EPA related to OU-1 of approximately $17,000,000. These costs are current estimates provided to the Company by the EPA and DOJ. The Company has asked the DOJ/EPA for but has not been furnished support for these estimates and costs.

Notwithstanding the assertions of the DOJ and EPA, based on discussions with its attorneys and environmental engineering consultants, the Company believes the EPA’s analytical effort is far from complete for OU-1. Further, technical data has not established that offsite migration of hazardous substances from the Company’s Pennsauken Site (OU-2) caused the contamination of OU-1 of the Puchack Well Field Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Company’s Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of OU-1 of the Puchack Well Field Superfund Site. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified and brought into the legal proceedings by the DOJ to support the ultimate cost of remediation.
Also, the EPA is currently performing investigations relating to OU-2 of the Puchack Well Field Superfund Site. In an October 2010 meeting with EPA, the EPA informed the Company that it did not have an estimate of proposed OU-2 costs at that time. The Company understands that the EPA expects to issue a Record of Decision for OU-2 in the second quarter or third quarter of 2011. On February 24, 2011, the Company’s management and legal counsel met with representatives of the EPA and the DOJ with respect to the Puchack Well Field Superfund Site, collectively OU-1 and OU-2. These discussions are ongoing.
The Company is currently in settlement discussions with the EPA and DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement may, among other things, consist of a “limited ability to pay” component, which will be provided by the EPA and DOJ and will be negotiated by the Company. While the EPA and DOJ are viewing the OU-1 and OU-2 costs in a single ability to pay analysis, the Company is considering treating OU-1 and OU-2 as two separate and distinct items. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $11,776,000, of which all but $4,000,000 (recorded in 2006) was reserved and recorded as part of discontinued operations, net of tax, in the amount of $5,132,000 in the fourth quarter of 2010. The Company’s estimate of its OU-1 liability is based upon the government’s OU-1 Record of Decision, the government’s estimates of the costs, and the Company’s estimated portion of the liability based upon data from our environmental engineering consultants. The estimated OU-2 liability is based upon data from our environmental engineering consultants. The above liability is included in the total environmental accrual.
It is management’s opinion taking into account the information available to the Company as well as the significant defenses against the EPA claims and other PRPs potential responsibility that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations should not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company relative to the current reserves. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Additional information pertaining to legal proceedings is found in Note 13 in the Notes to the Consolidated Financial Statements.
Other
In the ordinary course of its business the Company is subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Year		Year
	Ended December 31,		Ended December 31,
	2010		2009
	HIGH	LOW	HIGH	LOW

Stock Prices
1st Quarter	$9.29	$6.90	$8.50	$2.06
2nd Quarter	$13.44	$9.32	$8.53	$4.16
3rd Quarter	$14.24	$11.82	$8.30	$5.51
4th Quarter	$17.99	$14.00	$8.49	$6.25
Holders of Record
As of March 1, 2011, there were approximately 505 holders of record of the Company’s common stock.

Dividends
The Company has not paid a cash dividend on its common stock since fiscal 2000. On November 19, 2010, the Company entered into the Second Amendment (to the 2008 Credit Facility), which permits the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of thirteen million dollars prior to the maturity date of the 2008 Credit Facility. Additional information pertaining to the amended 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
The declaration and payment of dividends in the future, if any, and their amounts, will be determined by the Board in light of conditions then existing, including the Company’s earnings, financial condition and business requirements (including working capital needs), and other factors.
Issuer Purchases of Equity Securities
On December 30, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s stock (the “2008 Repurchase Plan”). On November 16, 2010, the Board of Directors approved a new plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). The 2010 Repurchase Plan supersedes the 2008 Repurchase Plan. Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions.
On September 14, 2010, the Company announced the Tender Offer to purchase up to 1,538,461 shares of its common stock. The Tender Offer expired on October 13, 2010. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $13.00 and not more than $14.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. Shareholders who elected to tender have received the purchase price in cash, without interest, for common stock tendered in accordance with the terms of the Tender Offer. These provisions were described in the Offer to Purchase relating to the Tender Offer that was distributed to shareholders. All common stock purchased by the Company were purchased at the same price.
Based on the final count by the depositary for the Tender Offer, an aggregate of 1,334,824 shares of common stock were properly tendered and not withdrawn at prices at or below $14.50. Accordingly, pursuant to the terms of the Offer to Purchase, the Letter of Transmittal and applicable securities laws, the Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. These shares represented approximately 22.0% of the shares outstanding as of October 18, 2010. With the completion of the Tender Offer, the Company had approximately 4,728,951 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $19,354,948, excluding transaction costs. The depositary has paid for the shares accepted for purchase in the Tender Offer. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.

The following table presents information related to the repurchases of common stock that the Company made during the twelve months ended December 31, 2010:

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased (1)		per Share	or Programs	Programs
January 2010	13,351		$8.36	—	500,000
February 2010	5,131		8.08	—	500,000
March 2010	101,694		8.09	—	500,000
April 2010	14,300		10.51	—	500,000
May 2010	73,000		11.38	—	500,000
June 2010	2,900		12.47	—	500,000
July 2010	5,400		12.69	—	500,000
August 2010	1,900		12.73	—	500,000
September 2010	2,800		14.00	—	2,038,461	(2)
October 2010	1,337,424	(3)	14.50	1,334,824	500,000
November 2010	4,400	(4)	15.77	—	470,000	(5)
December 2010	250,564	(4)	17.46	—	470,000

Total	1,812,864		$14.32	1,334,824

(1)	The Company purchased these shares other than through a publicly announced plan or program, except where noted.

(2)
On September 14, 2010, the Company announced a Tender Offer to purchase up to 1,538,461 shares of its common stock, of which 1,334,824 shares of common stock were purchased at an average price of $14.50 per share.

(3)
Of the 1,337,424 shares purchased, 1,334,824 shares were purchased by the Company through a publicly announced plan or program. Under the terms of the Tender Offer, the Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. The aggregate purchase price that has been paid by the Company in connection with the Tender Offer is $19,354,948, excluding transaction costs.

(4)
The Company purchased these shares other than through a publicly announced plan or program. During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock at an average cost of $17.45 per share, at a total cost of $4,398,664. Of the 252,064 shares purchased, 1,500 shares were purchased during November 2010 and 250,564 shares were purchased during December 2010.

(5)
On November 16, 2010, the Board of Directors approved a plan to repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Previously, the Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock.

Equity Compensation Plan Information
Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2010, is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	excluding shares reflected in
	outstanding options	outstanding options	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	252,591	$11.339	135,000

Equity compensation plans not approved by security holders	none

Total	252,591	$11.339	135,000

The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). As of December 31, 2010, 40,000 options are issued and outstanding under the Director Plan and 33,000 options are issued and outstanding under the 1991 Incentive Plan. No securities remain available for future issuance under these plans.
On May 14, 2008, the shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). The total number of shares of the Company’s common stock that may be subject to options and stock appreciation rights under the 2008 Plan are 315,000 shares, of which approximately 180,000 shares are issued and outstanding as of December 31, 2010. The number of options that remain available for future issuance under the 2008 Plan are 135,000.

ITEM 6.	SELECTED FINANCIAL DATA
Selected consolidated financial data with respect to the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are presented below.

	Years Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(amounts in thousands except per share data)

Net sales	$189,768	$147,551	$185,954	$200,863	$176,773
Income from continuing operations	$9,782	$3,564	$4,636	$10,274	$6,860
(Loss) from discontinued operations (2)	$(7,226)	$(628)	$(2,302)	$(1,863)	$(3,307)
Net income (3)	$2,556	$2,936	$2,334	$8,411	$3,553
Diluted net income per common share	$0.44	$0.49	$0.39	$1.43	$0.61
Shares used in computing diluted net income per common share	5,811	6,015	5,948	5,876	5,823
Year-end financial position
Working capital	$20,121	$35,064	$29,528	$30,606	$27,511
Current ratio	1.49	2.68	2.22	2.10	1.94
Total assets (4)	$104,899	$99,451	$98,980	$104,673	$106,543
Long-term debt	$—	$—	$—	$6,000	$19,800
Shareholders’ equity	$47,249	$69,100	$64,860	$61,629	$50,419
Book value per share	$10.53	$11.27	$10.98	$10.54	$8.94
Other
Capital expenditures (5)	$1,416	$838	$2,426	$1,742	$3,055
Depreciation and amortization	$3,026	$3,395	$3,652	$3,600	$2,605

(1)
On January 26, 2006, the Company completed the acquisition of Ault. On October 31, 2006, the Company completed the acquisition of MTE. Sales and operating results for both entities are included in fiscal year 2006 from the date of acquisition.

(2)	Discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities and legal expenses associated with SurfTech.

(3)
Fiscal 2010 includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site and $784,000, net of tax, related to the Camden Site. Fiscal 2008 includes a provision for environmental remediation of $1,410,000, net of tax. Fiscal 2006 includes a provision for environmental remediation of $2,480,000, net of tax.

(4)	Deferred tax assets and liabilities, as of December 31, 2008, have been reclassified to include a deferred tax liability for foreign taxes previously reported as accrued income taxes.

(5)	Excludes assets acquired in business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data,” Item 8. “Financial Statements and Supplementary Data,” and the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
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
Overview
The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation, utility equipment, transportation and wind power applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. Over the last three years sales to international markets have amounted to 22%, 18% and 17% of the Company’s consolidated net sales. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.
The Company’s strategy is customer-focused and aims to increase shareholder value by providing products and solutions to its customers that create value for them with responsive, high-quality and affordable products and solutions. Also, the Company’s strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles and the expansion of global capabilities. The Company expects to pursue its goals in the next twelve months principally through organic growth. The Company has a renewed emphasis on lean manufacturing principles. Lean initiatives, both on the factory floor and throughout the rest of the organization, are ongoing. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

In the sections that follow, statements with respect to 2010 or fiscal 2010 refer to the twelve month period ending December 31, 2010. Statements with respect to 2009 or fiscal 2009 refer to the twelve month period ending December 31, 2009.
Significant Transactions and Financial Trends
Significant transactions in 2010 that impacted the Company’s financial results and cash flows include charges related to environmental matters and recorded as part of discontinued operations of $7,226,000, net of tax, primarily related to the Pennsauken Site and Camden Site. The Company recorded cash flow from continuing operations of $9,314,000 in 2010.
On June 29, 2010, the Board appointed William T. Fejes, Jr. to serve as the Company’s President and Chief Executive Officer (“CEO”). Mr. Fejes replaced James Taylor, whose employment with the Company ended June 14, 2010. On August 30, 2010, the Board appointed Louis J. Belardi to serve as the Company’s Chief Financial Officer (“CFO”). Mr. Belardi replaced David Nuzzo, whose employment with the Company ended on June 14, 2010. Mr. Belardi has served as the Company’s Secretary and Treasurer since July 2010. Total consideration paid to the former CEO and CFO in accordance with their separation agreements was $1,042,933, less applicable taxes and withholdings. The payments were completed during the fourth quarter of 2010.
On September 14, 2010, the Company announced the modified “Dutch Auction” Tender Offer to purchase up to 1,538,461 shares of its common stock. The Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. These shares represented approximately 22.0% of the shares outstanding as of October 18, 2010. With the completion of the Tender Offer, the Company had approximately 4,728,951 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $19,354,948, excluding transaction costs. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.
On November 19, 2010, the Company entered into the Second Amendment, which amended the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility.
During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock at an average cost of $17.45 per share, at a total cost of $4,398,664.

Business Trends
With the gradual improvement in global economic conditions, demand for the Company’s products and services increased during 2010, compared to 2009. Sales for the year increased by $42,217,000, or 29%, while income from operations increased by $8,159,000, or 160%. The Company ended the year with strong fourth quarter sales and income from operations. All operating entities experienced increases from the fourth quarter of 2009, except RFL which had a relatively strong fourth quarter in 2009. Bookings for the year increased by $53,923,000, or 35%, with a significant increase of 71% noted at SLPE. This increase in bookings was primarily driven by the macro-economic recovery and increased market share primarily in the medical market. Backlog at December 31, 2010 was $70,628,000, compared to $54,695,000, for an increase of 29%, compared to December 31, 2009. The Company’s management is taking numerous actions to continue to improve sales and income from continuing operations with an emphasis on lean initiatives at all facilities. The Company also expects to expand product portfolios, enter new market segments and penetrate selected geographic markets.
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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” Also during fiscal 2009, RFL and Teal recognized revenue under “Bill and Hold Arrangements” according to the guidance provided by SAB No. 104. The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the years ended 2010 and 2009. The Company recognizes equipment revenue upon shipment or delivery, and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory below net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2010, 2009 and 2008 by approximately 0.6%, 0.6% and 0.8%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 1.9% and 2.9% of gross trade receivables at December 31, 2010 and December 31, 2009, respectively.

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
Accounting For Income Taxes
On January 1, 2007, the Company adopted the provisions of ASC 740-10-55 “Income Taxes — Recognition and Measurement of Tax Positions.” At the adoption date, the Company applied the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remained open. As required, the cumulative effect of the change from the adoption was to be recorded in the opening balance of retained earnings. As a result of the implementation, the Company did not recognize any change of its unrecognized tax benefits and did not adjust the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of December 31, 2010 was $2,358,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2010, the Company reported accrued interest and penalties related to unrecognized tax benefits of $301,000. For additional disclosures related to accounting for income taxes, see Note 3 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of December 31, 2010 and December 31, 2009 were $11,727,000 and $9,389,000, respectively, net of valuation allowances of $937,000 (related to discontinued operations) for fiscal 2010 and $560,000 ($121,000 for continuing operations and $439,000 for discontinued operations) for 2009. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

Legal Contingencies
The Company is currently involved in certain legal proceedings. As discussed in Note 13 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2010. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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
The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based upon the Company’s annual assessment:
•
a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by a range of approximately 2% to 5% and would not result in an impairment of any reporting unit;

•
a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 10% to 21% and would not result in an impairment of any reporting unit; or

•
a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 5% to 6% and would not result in an impairment of any reporting unit.

There were no impairment charges in 2010, 2009 or 2008. Goodwill totaled $22,756,000 and $22,769,000 as of December 31, 2010 and December 31, 2009 (representing 22% and 23% of total assets), respectively. For 2010 and 2009, there were four reporting units identified for impairment testing. Those units are SLPE, MTE, Teal and RFL.
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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During 2010, the Company recorded additional reserves of $7,776,000 and $1,273,000 related to environmental matters at its Pennsauken, New Jersey and Camden, New Jersey sites, respectively. For additional information related to environmental matters, see Note 13 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
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
Liquidity And Capital Resources

	December 31,	December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$1,374	$9,967	$(8,593)	(86%)
Bank debt	$9,800	$—	$9,800	—
Working capital	$20,121	$35,064	$(14,943)	(43%)
Shareholders’ equity	$47,249	$69,100	$(21,851)	(32%)

The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided from operating activities and funding available under a credit facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.
At December 31, 2010, the Company reported cash and cash equivalents of $1,374,000 compared to $9,967,000 as of December 31, 2009. Cash and cash equivalents decreased in 2010 primarily due to $14,892,000 of cash used in financing activities and $1,648,000 cash used in investing activities, which was partially offset by $9,314,000 of cash provided by operating activities from continuing operations. The decrease in cash in 2010 was also due to $1,496,000 of cash used in operating activities from discontinued operations.
During 2010, net cash provided by continuing operating activities was $9,314,000, as compared to net cash provided by continuing operating activities of $11,896,000 during fiscal 2009. The primary sources of cash provided by continuing operating activities for 2010 were income from continuing operations of $9,782,000, increases in accounts payable of $4,681,000, an increase in other accrued liabilities of $2,126,000, a net increase in deferred and accrued income taxes of $1,875,000, and the add-back of depreciation and amortization expense of $3,026,000. The largest increase in accounts payable occurred at SLPE of $2,842,000 due to increased inventory purchases to meet customer demand and extended payment terms to suppliers. These sources and add-backs were partially offset by an increase in accounts receivable of $8,299,000 and an increase in inventory of $3,250,000. The largest increase in accounts receivable occurred at SLPE where strong sales continued into the fourth quarter and accounted for an increase of $4,879,000, while Teal’s increase was $2,325,000 and MTE’s was $1,225,000. The largest increase in inventory occurred at SLPE to meet the increase in demand from customers. During fiscal 2009, net cash provided by continuing operating activities was $11,896,000. The primary sources of cash provided by continuing operating activities for 2009 were income from continuing operations of $3,564,000, collections of accounts receivable of $3,087,000, a decrease in inventory of $2,762,000, and the add-back of depreciation and amortization expense of $3,395,000. These sources of cash and add-backs were partially offset by a decrease in other accrued liabilities of $1,676,000 and payments of $740,000 under deferred compensation supplemental retirement programs.
During 2010, the net cash used in investing activities was $1,648,000, as compared to net cash used in investing activities of $948,000 during fiscal 2009. Cash used in investing activities during 2010 was for the purchases of property, plant and equipment of $1,416,000 and for the purchase of other assets of $232,000. The purchase of property, plant and equipment was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. The purchase of other assets was primarily related to the purchase of software. Cash used in investing activities during 2009 was for the purchases of property, plant and equipment of $838,000 and the purchase of other assets of $110,000. The purchase of property, plant and equipment was primarily related to a building expansion in Matamoros, Mexico for SL-MTI. Cash was also used for the purchase of machinery, computer hardware, and demonstration equipment. The purchase of other assets was primarily related to the purchase of software.

During 2010, the net cash used in financing activities was $14,892,000, as compared to net cash provided by financing activities of $824,000 during fiscal 2009. Cash used in financing activities during 2010 were payments of $19,451,000 for the retirement of common stock, $10,000,000 in payments to the revolving credit facility, and $5,957,000 in net treasury stock purchases. Cash used in financing activities was partially offset by $19,800,000 of borrowings from the 2008 Credit Facility and $754,000 of proceeds from stock option exercises. The $19,800,000 of borrowings from the 2008 Credit Facility was primarily used to finance the retirement of common stock in connection with the Tender Offer in October 2010 and to finance the purchase of all Company shares held by the Company’s defined contribution plan during the fourth quarter of 2010. These borrowings were partially offset by payments made against the 2008 Credit Facility mentioned above. During 2009, net cash provided by financing activities was $824,000, which was related to treasury stock activity, partially offset by the payment related to financing costs.
Pursuant to the Tender Offer announced on September 14, 2010, which expired on October 13, 2010, the Company purchased 1,334,824 shares of Company common stock for an aggregate purchase price of $19,355,000, excluding transaction costs of $96,000. The Company paid for the tendered shares with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.
During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock at an average cost of $17.45 per share, at a total cost of $4,399,000.
On October 23, 2008, the Company entered into the 2008 Credit Facility, with Bank of America, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility originally provided for maximum borrowings of $60,000,000. During the second quarter of 2009, the Company entered into the First Amendment which, among other things, waived compliance with the interest coverage financial covenant in the second quarter 2009 and reset the covenant terms for the third quarter 2009. The First Amendment also reduced the maximum credit line to $40,000,000. In consideration for these waivers and amendments, the Company agreed to pay the lenders $250,000, which was remitted in the third quarter of 2009 and is being amortized over the remaining life of the 2008 Credit Facility.
On November 19, 2010, the Company entered into the Second Amendment to the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility.

As of December 31, 2010, the Company had an outstanding balance under the 2008 Credit Facility of $9,800,000, which bore interest at the LIBOR rate of 2.01%, and was included in short-term borrowings in the accompanying consolidated balance sheets since the facility expires in October 2011. In 2010 the Company maintained an average debt outstanding of $1,478,000. The weighted average interest rate on borrowings was 2.06% during 2010. As of December 31, 2010, the Company had a total availability under the 2008 Credit Facility of $29,700,000. As of December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility. Additional information with respect to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K.
The Company’s current ratio was 1.49 to 1 at December 31, 2010 and 2.68 to 1 at December 31, 2009. Current assets increased by $5,176,000 from December 31, 2009, while current liabilities increased by $20,119,000 during the same period.
Capital expenditures were $1,416,000 in 2010, which represents an increase of $578,000, or 69%, from the capital expenditure levels of the comparable period in 2009. Capital expenditures in 2010 were attributable to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. Capital expenditures of $838,000 were made in 2009. These expenditures primarily related to a plant expansion, as mentioned above, machinery, and computer hardware, and demonstration equipment. In 2011, the Company anticipates spending approximately $6,690,000 on property, plant and equipment, used primarily to upgrade production capabilities, upgrade technology, and relocate a manufacturing facility.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations in 2010 and 2009.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at December 31, 2010 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,594	$2,744	$994	$1,317	$6,649
Debt (1)	9,964	—	—	—	9,964
Capital Leases	—	—	—	—	—
Other Obligations	—	—	—	—	—

	$11,558	$2,744	$994	$1,317	$16,613

(1)	Includes interest payments through maturity of $164,000.
The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $301,000 as of December 31, 2010, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements
It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements, except for operating lease commitments disclosed in the table above, which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In an attempt to stabilize copper costs, the Company entered into purchase agreements for copper during 2010 and again during the first quarter of 2011. As of December 31, 2010, no purchase commitments for copper were greater than six months.
RESULTS OF OPERATIONS
Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

	Years Ended December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$79,615	$53,464	$26,151	49%
High Power Group	56,494	44,865	11,629	26%

Total	136,109	98,329	37,780	38%

SL-MTI	31,261	28,277	2,984	11%
RFL	22,398	20,945	1,453	7%

Total	$189,768	$147,551	$42,217	29%

	Years Ended December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$6,389	$735	$5,654	769%
High Power Group	5,418	3,194	2,224	70%

Total	11,807	3,929	7,878	201%

SL-MTI	4,801	4,426	375	8%
RFL	2,990	1,919	1,071	56%
Other	(6,350)	(5,185)	(1,165)	(22%)

Total	$13,248	$5,089	$8,159	160%

During 2010, consolidated net sales increased by $42,217,000, or 29%. When compared to 2009, net sales of the Power Electronics Group increased by $37,780,000, or 38%; net sales of SL-MTI increased by $2,984,000, or 11%; and net sales of RFL increased by $1,453,000, or 7%.
In 2010, the Company’s income from operations was $13,248,000, compared to $5,089,000 in 2009, representing an increase of $8,159,000, or 160%. Income from operations was 7% of sales compared to income from operations of 3% in 2009. All of the Company’s operating entities recorded income from operations in 2010 and 2009.
Income from continuing operations in 2010 was $9,782,000, or $1.68 per diluted share, compared to income from continuing operations in 2009 of $3,564,000, or $0.59 per diluted share. Income from continuing operations was approximately 5% of net sales in 2010, compared to income from continuing operations of 2% of net sales in 2009. In 2010 and 2009, income from continuing operations benefited from research and development tax credits by approximately $667,000 and $611,000, or $0.11 and $0.10 per diluted share, respectively. Also, restructuring costs in 2009 of $690,000 had a negative impact of approximately $0.08 per diluted share.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $79,615,000, or 42% of consolidated net sales in 2010, compared to $53,464,000, or 36% of consolidated net sales in 2009. At SLPE, the net sales of its medical equipment product line increased by $17,867,000, or 57%. Sales of the industrial product line increased by $4,728,000, or 59%, while sales of the data communications product line increased by $1,970,000, or 14%. The increase in sales of the medical equipment product line and the data communications product line was due primarily to weak market demand in these segments in 2009. The increase in the medical equipment product line was also due to a large customer order in the U.S. in 2010. The increase in sales of the industrial product line is the result of increased orders from distributors during 2010 due to weak market demand in 2009. Returns and distributor credits also affected net sales, which represented approximately 2% of gross sales in 2010 and 2009, respectively. Domestic sales increased by 44% and international sales increased by 69% during 2010.
SLPE reported income from operations of $6,389,000 in 2010, compared to income from operations of $735,000 in 2009. Income from operations increased in 2010 due to an increase in sales and a decrease in operating expenses as a percentage of net sales. Operating costs decreased by approximately 6% (excluding restructuring costs) as a percentage of net sales during 2010 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales. SLPE’s cost of products sold was approximately 69% as a percentage of net sales during 2010 and 2009, respectively.

High Power Group
The High Power Group reported net sales of $56,494,000, or 30% of consolidated net sales in 2010, compared to $44,865,000, or 31% of consolidated net sales in 2009. The increase in net sales during 2010 was due to an increase in sales at Teal of $4,402,000, or 16%, and an increase in sales at MTE of $7,227,000, or 42%.
Teal’s sales increase is attributable to an increase in sales to medical imaging equipment manufacturers of $3,065,000, the semi-conductor market of $1,928,000, and other product lines of $190,000, partially offset by a decrease in sales to the military and aerospace industries of $781,000. Sales to medical imaging equipment manufacturers increased as customers replenished their low inventory levels carried in 2009. Teal’s sales to the semi-conductor market increased primarily due to the low level of sales in 2009 attributable to the global economic downturn. The semi-conductor market has experienced increased activity in 2010 and is almost entirely driven by international sales. Other product lines net sales increased primarily due to an increase in repair and maintenance activities. Sales to military and aerospace customers decreased during 2010 as the first two quarters of 2009 were large shipment quarters. Domestic sales increased by 11% and international sales increased by 73% during 2010.
MTE’s sales increase is primarily attributable to an increase in sales to both OEMs and distributors, which have increased sharply from last year when MTE’s products were in decline as a result of the global economic downturn. Domestic sales increased 27%, while international sales increased 116%. The increase in domestic sales is due to an across the board increase in all of MTE’s markets. The increase in international sales is due to an increase in project based sales to South America in the oil and gas markets and Asian customers involved in infrastructure projects.
The High Power Group reported income from operations of $5,418,000 in 2010, which represented an increase of 70% from 2009. The increase in income from operations during 2010 was due to an increase at Teal of $620,000 and an increase at MTE of $1,604,000. The increase in the High Power Group’s income from operations is due to an increase in sales coupled with a decrease in operating expenses as a percentage of net sales. Operating costs decreased by approximately 3% (excluding restructuring costs) as a percentage of net sales during 2010 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales. The increase in net sales and the decrease in operating expenses were partially offset by approximately a 1% increase in cost of products sold as a percentage of net sales during 2010.
SL-MTI
SL-MTI recorded net sales of $31,261,000, or 16% of consolidated net sales in 2010, compared to $28,277,000, or 19% of consolidated net sales in 2009. Sales to customers in the defense and commercial aerospace industries increased by $2,044,000. Sales of medical products and commercial products increased by $202,000 and $738,000, respectively. Domestic sales increased by 5% and international sales increased by 31% during 2010. The increase in international sales was primarily related to a new large customer order in Europe and increased sales to Canada in 2010.
SL-MTI reported income from operations of $4,801,000 in 2010, which represented an increase of 8% from 2009. The increase in income from operations during 2010 was due to an increase in sales coupled with a 1% decrease in engineering and product developments costs as a percentage of sales, partially offset by a 1% increase in cost of sales as a percentage of sales.

RFL
RFL recorded net sales of $22,398,000, or 12% of consolidated net sales in 2010, compared to $20,945,000, or 14% of consolidated net sales in 2009. Sales of RFL’s communications products increased by $1,149,000, or 13% and sales of protection products increased by $261,000, or 2%. The increase in sales in the communications product line was primarily due to increased sales related to multiplexer products and higher volume of replacement orders. The increase in protection products is primarily related to a large customer upgrade project during 2010. Customer service sales remained relatively flat. Domestic sales increased by $697,000, or 4%, while international sales increased by $756,000, or 19%.
RFL reported income from operations of $2,990,000 in 2010, which represented an increase of 56% from 2009. Income from operations increased in 2010 due to an increase in sales and a decrease in cost of sales and operating expenses as a percentage of net sales. Cost of sales as a percentage of net sales decreased by approximately 3% in 2010. Operating expenses as a percentage of net sales decreased by approximately 1% due to a decrease in in SG&A and engineering and product development costs as a percentage of net sales.
Cost Of Products Sold
As a percentage of net sales, cost of products sold was approximately 68% and 67% during 2010 and 2009, respectively. The cost of products sold percentage remained relatively flat on a net sales increase of 29%. The High Power Group and SL-MTI recorded increases in their cost of products sold as a percentage of net sales of approximately 1%. RFL recorded a decrease of approximately 3%. SLPE’s cost of products sold was flat as a percentage of net sales between periods. The High Power Group had an increase in its cost of products sold percentage due primarily to sales mix and higher commodity prices, in particular copper. SL-MTI had a slightly higher percentage of cost of products sold due mainly to product mix. RFL’s decrease in the percentage of cost of products sold was due to a favorable sales mix and lean initiatives which began in 2009.
Engineering And Product Development Expenses
Engineering and product development expenses were approximately 7% of net sales in 2010, compared to 8% in 2009. All of the Company’s operating entities recorded decreases in engineering and product development expenses as a percentage of net sales during 2010, including a 2% decrease at SLPE, a 1% decrease at the High Power Group, a 1% decrease at SL-MTI, and a 1% decrease at RFL. The decrease in engineering and product developments costs as a percentage of net sales was primarily due to an increase in funding of customer projects during 2010 while maintaining a consistent employee headcount between periods. The decrease as a percentage of sales was also due to a 29% increase in sales while product development costs increased by only 9% during 2010.

Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 17% of net sales for 2010 and 19% of net sales for 2009. Selling, general and administrative expenses increased by $4,749,000, or 17%, on a 29% increase in sales. SLPE’s expenses increased by $2,010,000, compared to 2009, due to an increase in sales related costs, higher travel cost, stock option expense and business taxes with respect to the China manufacturing operations. The High Power Group recorded an increase in selling, general and administrative expenses of $820,000, due to the addition of employees, recruiting fees, increased commissions and bonuses due to the higher sales level. SL-MTI increased by $345,000, primarily related to increased commissions and bonuses due to the higher sales volumes. RFL’s expenses increased by $336,000, primarily related to increased bonus, benefits, and consulting expenses which were partially offset by decreased commissions expense. Corporate and Other expenses increased by $1,165,000, or 22%, primarily due to higher legal fees and severance costs for two former executives, which were partially offset by a decrease in consulting fees.
Depreciation And Amortization Expenses
Depreciation and amortization expenses were approximately 2% of net sales in 2010 and in 2009, respectively.
Restructuring Costs
In 2009 the Company incurred a restructuring charge of $690,000, which was recorded at SLPE and MTE. These charges primarily related to costs associated to reduce workforce levels. The costs represented actions taken in 2009 to align SLPE’s cost structure in response to a further reduction in business levels. Workforce reductions in 2009 principally affected personnel in Mexico, but also impacted operations in China and the United States. There were no restructuring charges or payments made in 2010.
Amortization Of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt — Modification and Extinguishments.” During the third quarter of 2009, the 2008 Credit Facility was reset and amended. The Company paid a one-time fee of $250,000 in consideration for these waivers and amendments. This cost has been deferred and is being amortized over the remaining life of the 2008 Credit Facility. During the fourth quarter of 2010, the Company paid a one-time fee of $50,000 as it entered into a Second Amendment to the 2008 Credit Facility. This cost has been deferred and is being amortized over the remaining life of the 2008 Credit Facility. The term of the 2008 Credit Facility expires in October 2011.
Fire Related Loss, Net
On March 24, 2010, the Company sustained fire damage at its leased manufacturing facility in Mexicali, Mexico. This facility manufactures products for both SLPE and MTE. The fire was contained to an area that manufactures MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for all of these costs, net of applicable adjustments and deductibles. During 2010, the Company recorded an estimated loss related to the fire of $109,000.
In February 2011, the Company submitted $952,000 in claims related to the loss. In July 2010, the Company received a $200,000 advance from its carrier related to the fire loss. Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance carriers.

Interest Income And Interest Expense
In 2010, interest income was $2,000, compared to $8,000 in 2009. Interest expense in 2010 was $86,000, compared to $63,000 in 2009. The increase in interest expense was primarily due to $7,500,000 of borrowings incurred during October 2010 to pay for the Tender Offer and $3,000,000 of borrowings incurred during December 2010 to pay for the repurchase of Company shares held by the Company’s defined contribution plan. The Company maintained no outstanding bank debt in 2009.
Taxes (Continuing Operations)
The effective tax rate for 2010 was approximately 24%. In 2009, the effective tax rate was 24%. The rates for both periods reflect the statutory rate after adjustments for state and international tax provisions, offset by the recording of benefits from research and development tax credits and the recognition of a previously unrecognized tax position. The benefit rate related to the research and development tax credits was 5% for 2010 and 13% for 2009.
Discontinued Operations
During 2010, the Company recorded a loss from discontinued operations, net of tax, of $7,226,000, compared to $628,000, net of tax, in 2009. These charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site. During the fourth quarter of 2010, the Company increased the reserves at its Pennsauken Site by $5,132,000, net of tax, to provide for additional anticipated environmental remediation costs. During the second quarter of 2010, the Company increased the reserves at its Camden Site by $784,000, net of tax, to provide for additional anticipated environmental remediation costs. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form
10-K.
Net Income
Net income was $2,556,000, or $0.44 per diluted share, for 2010 compared to $2,936,000, or $0.49 per diluted share, for 2009. The weighted average number of shares used in the diluted earnings per share computation were 5,811,000 and 6,015,000 for 2010 and 2009, respectively.

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
High Power Group
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
SL-MTI
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

RFL
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

Selling, General And Administrative Expenses
Selling, general and administrative expenses were approximately 19% of net sales for 2009 and 17% of net sales for 2008. These expenses decreased by $2,797,000, or 9%, while sales decreased 21% from prior year. SLPE recorded a $2,314,000, or 22%, decrease in selling, general and administrative costs on a sales decrease of 27%. The decrease was primarily due to the restructuring initiatives instituted in the latter part of fiscal 2008 and in 2009, which reduced administrative staffing levels, commissions and professional and consulting fees. The High Power Group recorded a decrease in selling, general and administrative expenses of $696,000, primarily related to reduced administrative personnel, lower commissions, recruiting expenses and travel and marketing costs. SL-MTI’s selling, general and administrative expenses remained relatively constant. RFL’s expenses decreased by $824,000, or 12%, primarily attributable to lower sales costs. Corporate and Other expenses increased by $1,044,000, or 25%, primarily due to increases in non-cash stock-based compensation expense, which accounted for $556,000 of the increase (compared to a benefit recorded in 2008). There were also increases in bank fees, internal control compliance costs and professional expenses. In addition, in 2009, the Company recorded a smaller benefit related to its insurance premiums than the benefit recorded in 2008.
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
Amortization Of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt — Modification and Extinguishments.” During the third quarter of 2009, the 2008 Credit Facility was reset and amended. The Company paid a one-time fee of $250,000 in consideration for these waivers and amendments. This cost has been deferred and is being amortized over the remaining life of the 2008 Credit Facility.

Interest Income (Expense)
In 2009, interest income was $8,000, compared to $28,000 in 2008. Interest expense in 2009 was $63,000, compared to $237,000 in 2008. The decrease in interest expense for 2009 was primarily related to the negligible debt levels incurred during 2009, compared to the same period in 2008. The average debt outstanding in 2008 was $4,050,000. The Company maintained no outstanding bank debt in 2009.
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
Net Income
Net income was $2,936,000, or $0.49 per diluted share, for 2009 compared to $2,334,000, or $0.39 per diluted share, for 2008. The weighted average number of shares used in the diluted earnings per share computation were 6,015,000 and 5,948,000 for 2010 and 2009, respectively.
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
The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2010 and concluded that such internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.
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

(a) (2) Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 are submitted herewith:
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

SL INDUSTRIES, INC. (Company)

By	/s/ William T. Fejes William T. Fejes	Date: March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	/s/ Glen M. Kassan Glen M. Kassan — Chairman of the Board	Date: March 31, 2011

By	/s/ William T. Fejes William T. Fejes — President and Chief Executive Officer (Principal Executive Officer)	Date: March 31, 2011

By	/s/ Louis J. Belardi Louis J. Belardi — Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	Date: March 31, 2011

By	/s/ Warren G. Lichtenstein Warren G. Lichtenstein — Director	Date: March 31, 2011

By	/s/ Avrum Gray Avrum Gray — Director	Date: March 31, 2011

By	/s/ James A. Risher James A. Risher — Director	Date: March 31, 2011

By	/s/ Mark E. Schwarz Mark E. Schwarz — Director	Date: March 31, 2011

By	/s/ John H. McNamara John H. McNamara — Director	Date: March 31, 2011

INDEX TO EXHIBITS
The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #		Description
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

10.3	*
Change-in-Control Agreement, dated May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.4	*
Bonus Agreement dated August 5, 2002 between the Company and James C. Taylor. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

10.5	*
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

10.7	*
2008 Incentive Stock Plan, is incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2008 Annual Meeting held May 14, 2008, previously filed with the Securities and Exchange Commission.

Exhibit #		Description
10.8
Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2008.

10.9	*
Amendment to Change-in-Control Agreement, dated December 22, 2008, to the Change-in-Control Agreement dated, May 1, 2001, between the Teal Electronics Corporation and James C. Taylor. Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008.

10.10
First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2009.

10.11	*
Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.12	*
Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.13	*
Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.14	*
Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.15	*
Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.16	*
Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.17
Second Amendment to Credit Agreement with Bank of America, N.A., dated November 19, 2010, as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto (transmitted herewith).

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
We have audited the accompanying consolidated balance sheets of SL Industries, Inc. (a New Jersey Corporation) and its subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Industries, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2011

Item 1.	Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,374,000	$9,967,000
Receivables, net	30,753,000	22,388,000
Inventories, net	22,225,000	18,815,000
Other current assets	1,994,000	685,000
Deferred income taxes, net	4,743,000	4,058,000

Total current assets	61,089,000	55,913,000

Property, plant and equipment, net	8,921,000	9,274,000
Deferred income taxes, net	6,984,000	5,331,000
Goodwill	22,756,000	22,769,000
Other intangible assets, net	4,012,000	4,939,000
Other assets and deferred charges, net	1,137,000	1,225,000

Total assets	$104,899,000	$99,451,000

LIABILITIES
Current liabilities:
Debt, current portion	$9,800,000	$—
Accounts payable	14,894,000	10,208,000
Accrued income taxes	1,400,000	830,000
Accrued liabilities:
Payroll and related costs	6,260,000	3,482,000
Other	8,614,000	6,329,000

Total current liabilities	40,968,000	20,849,000

Debt, less current portion	—	—
Deferred compensation and supplemental retirement benefits	2,244,000	2,365,000
Other long-term liabilities	14,438,000	7,137,000

Total liabilities	57,650,000	30,351,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	$—	$—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 8,298,000 shares, respectively	1,393,000	1,660,000
Capital in excess of par value	24,085,000	43,027,000
Retained earnings	44,627,000	42,071,000
Accumulated other comprehensive (loss)	(87,000)	(141,000)
Treasury stock at cost, 2,477,000 and 2,166,000 shares, respectively	(22,769,000)	(17,517,000)

Total shareholders’ equity	47,249,000	69,100,000

Total liabilities and shareholders’ equity	$104,899,000	$99,451,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008

Net sales	$189,768,000	$147,551,000	$185,954,000
Cost and expenses:
Cost of products sold	128,011,000	98,732,000	129,473,000
Engineering and product development	12,664,000	11,575,000	13,972,000
Selling, general and administrative	32,819,000	28,070,000	30,867,000
Depreciation and amortization	3,026,000	3,395,000	3,652,000
Restructuring costs	—	690,000	677,000

Total cost and expenses	176,520,000	142,462,000	178,641,000

Income from operations	13,248,000	5,089,000	7,313,000
Other income (expense):
Amortization of deferred financing costs	(252,000)	(351,000)	(77,000)
Fire related loss, net	(109,000)	—	—
Interest income	2,000	8,000	28,000
Interest expense	(86,000)	(63,000)	(237,000)

Income from continuing operations before income taxes	12,803,000	4,683,000	7,027,000
Income tax provision	3,021,000	1,119,000	2,391,000

Income from continuing operations	9,782,000	3,564,000	4,636,000
(Loss) from discontinued operations (net of tax)	(7,226,000)	(628,000)	(2,302,000)

Net income	$2,556,000	$2,936,000	$2,334,000

Basic net income (loss) per common share
Income from continuing operations	$1.69	$0.59	$0.79
(Loss) from discontinued operations (net of tax)	(1.25)	(0.10)	(0.39)

Net income	$0.44	$0.49	$0.40

Diluted net income (loss) per common share
Income from continuing operations	$1.68	$0.59	$0.78
(Loss) from discontinued operations (net of tax)	(1.24)	(0.10)	(0.39)

Net income	$0.44	$0.49	$0.39

Shares used in computing basic net income (loss) per common share	5,775,000	6,004,000	5,868,000
Shares used in computing diluted net income (loss) per common share	5,811,000	6,015,000	5,948,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
Net income	$2,556,000	$2,936,000	$2,334,000
Other comprehensive income (net of tax):
Foreign currency translation	54,000	(23,000)	(48,000)

Comprehensive income	$2,610,000	$2,913,000	$2,286,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

							Accumulated
	Common Stock				Capital in		Other	Total
	Issued		Held In Treasury		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	(Loss)	Equity
Balance December 31, 2007	8,298,000	$1,660,000	(2,449,000)	$(19,761,000)	$42,999,000	$36,801,000	$(70,000)	$61,629,000
Net income						2,334,000		2,334,000
Foreign currency translation							(48,000)	(48,000)
Other, including exercise of employee stock options and related income tax benefits			4,000	34,000	27,000			61,000
Stock-based compensation					317,000			317,000
Treasury stock sold			84,000	684,000	308,000			992,000
Treasury stock purchased			(30,000)	(425,000)				(425,000)

Balance December 31, 2008	8,298,000	$1,660,000	(2,391,000)	$(19,468,000)	$43,651,000	$39,135,000	$(118,000)	$64,860,000

Net income						2,936,000		2,936,000
Foreign currency translation							(23,000)	(23,000)
Stock-based compensation					253,000			253,000
Treasury stock sold			391,000	3,182,000	(877,000)			2,305,000
Treasury stock purchased			(166,000)	(1,231,000)				(1,231,000)

Balance December 31, 2009	8,298,000	$1,660,000	(2,166,000)	$(17,517,000)	$43,027,000	$42,071,000	$(141,000)	$69,100,000

Net income						2,556,000		2,556,000
Foreign currency translation							54,000	54,000
Other, including exercise of employee stock options and related income tax benefits			107,000	877,000	(104,000)			773,000
Stock-based compensation					174,000			174,000
Repurchase and retirement of common stock	(1,335,000)	(267,000)			(19,184,000)			(19,451,000)
Treasury stock sold			60,000	476,000	172,000			648,000
Treasury stock purchased			(478,000)	(6,605,000)				(6,605,000)

Balance December 31, 2010	6,963,000	$1,393,000	(2,477,000)	$(22,769,000)	$24,085,000	$44,627,000	$(87,000)	$47,249,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$2,556,000	$2,936,000	$2,334,000
Adjustment for losses from discontinued operations	7,226,000	628,000	2,302,000

Income from continuing operations	9,782,000	3,564,000	4,636,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,894,000	2,080,000	2,218,000
Amortization	1,132,000	1,315,000	1,434,000
Amortization of deferred financing costs	252,000	351,000	77,000
Stock-based compensation	174,000	253,000	317,000
Tax benefit from exercise of stock options	(19,000)	—	(7,000)
Non-cash compensation expense (benefit)	156,000	(18,000)	(655,000)
Non-cash fire related loss	109,000	—	—
Non-cash restructuring	—	—	170,000
(Recoveries of) provisions for losses on accounts receivable	(66,000)	22,000	(169,000)
Cash surrender value of life insurance policies	1,000	(14,000)	(13,000)
Deferred compensation and supplemental retirement benefits	428,000	421,000	431,000
Deferred compensation and supplemental retirement benefit payments	(536,000)	(740,000)	(543,000)
Deferred income taxes	(2,047,000)	152,000	(1,013,000)
Loss on sales of equipment	41,000	104,000	159,000
Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
Accounts receivable	(8,299,000)	3,087,000	4,809,000
Inventories	(3,250,000)	2,762,000	664,000
Prepaid expenses	(1,060,000)	373,000	(100,000)
Other assets	(107,000)	35,000	91,000
Accounts payable	4,681,000	267,000	(2,358,000)
Other accrued liabilities	2,126,000	(1,676,000)	(2,645,000)
Accrued income taxes	3,922,000	(442,000)	2,543,000

Net cash provided by operating activities from continuing operations	9,314,000	11,896,000	10,046,000
Net cash (used in) operating activities from discontinued operations	(1,496,000)	(2,297,000)	(1,680,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,818,000	9,599,000	8,366,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,416,000)	(838,000)	(2,426,000)
Purchases of other assets	(232,000)	(110,000)	(8,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,648,000)	(948,000)	(2,434,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	19,800,000	100,000	20,440,000
Payments of Revolving Credit Facility	(10,000,000)	(100,000)	(26,440,000)
Payments of deferred financing costs	(57,000)	(250,000)	(551,000)
Repurchase and retirement of common stock	(19,451,000)	—	—
Treasury stock purchases	(6,605,000)	(1,231,000)	(425,000)
Treasury stock sales	648,000	2,305,000	992,000
Proceeds from stock options exercised	754,000	—	54,000
Tax benefit from exercise of stock options	19,000	—	7,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,892,000)	824,000	(5,923,000)

Effect of exchange rate changes on cash	129,000	(12,000)	(238,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,593,000)	9,463,000	(229,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,967,000	504,000	733,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,374,000	$9,967,000	$504,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies
Background: SL Industries, Inc. (the “Company”), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic products and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company’s products are largely sold to original equipment manufacturers, the utility industry, and, to a lesser extent, commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 16. The Company’s discontinued operations are described and defined in Note 2.
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
Reclassifications: Certain reclassifications have been made to prior period Consolidated Statement of Cash Flows to conform to the current year presentation.
Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2010 and December 31, 2009, cash and cash equivalents held in the United States are held principally at one financial institution.
Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $585,000 and $651,000 as of December 31, 2010 and December 31, 2009, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

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
The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2010.
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
As a result of the testing that was conducted as of December 31, 2010, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. There were no impairment charges related to goodwill and intangible assets recorded during 2010, 2009 and 2008.

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
Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt — Modification and Extinguishments.” The net deferred financing costs at December 31, 2010 and December 31, 2009 were $229,000 and $424,000, respectively. The financing cost amortization expense was $252,000, $351,000, and $77,000, for 2010, 2009, and 2008, respectively.
Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2010, 2009 and 2008, these expenses were $1,293,000, $728,000 and $898,000, respectively.

Advertising Costs: Advertising costs are expensed as incurred. For 2010, 2009 and 2008, these costs were $192,000, $214,000 and $245,000, respectively.
Research And Development Costs: Research and development costs are expensed as incurred. For 2010, 2009 and 2008, these costs were $2,734,000, $2,987,000 and $3,287,000, respectively.
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
Foreign Currency Conversion: Assets and liabilities of foreign operations are translated from local currency to U.S. dollars at the exchange rates in effect at the end of the fiscal period. Gains and losses from the translation of foreign operations are included in accumulated other comprehensive (loss) on the Company’s Consolidated Balance Sheets. Revenue and expenses are translated at the year-to-date average rate of exchange. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the Company’s Consolidated Statements of Income.
Net Income (Loss) Per Common Share: The Company has presented net income (loss) per common share pursuant to ASC 260 “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average number of shares outstanding for the period.
Diluted net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	December 31,	December 31,	December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$9,782	$3,564	$4,636

Diluted net income available to common shareholders from continuing operations	$9,782	$3,564	$4,636

Shares:
Basic weighted average number of common shares outstanding	5,775	6,004	5,868
Common shares assumed upon exercise of stock options	36	11	80

Diluted weighted average number of common shares outstanding	5,811	6,015	5,948

Basic net income (loss) per common share:
Income from continuing operations	$1.69	$0.59	$0.79
(Loss) from discontinued operations (net of tax)	(1.25)	(0.10)	(0.39)

Net income	$0.44	$0.49	$0.40

Diluted net income (loss) per common share:
Income from continuing operations	$1.68	$0.59	$0.78
(Loss) from discontinued operations (net of tax)	(1.24)	(0.10)	(0.39)

Net income	$0.44	$0.49	$0.39

For the years ended December 31, 2010 and December 31, 2009, approximately 106,000 and 253,000 stock options, respectively, were excluded from the dilutive computations. No stock options were excluded from the dilutive computations for the year ended December 31, 2008. Stock options are excluded from dilutive computations when the option exercise prices are greater than the average market price of the Company’s common stock.
Stock-Based Compensation
At December 31, 2010, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2010, December 31, 2009, and December 31, 2008, the total compensation expense (included in selling, general and administrative expense) related to these plans was $174,000, $253,000, and $317,000 ($107,000, $156,000, and $196,000, net of tax), respectively.
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
During 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During 2010, 135,000 of these options were cancelled in connection to the termination of certain executives in June 2010.
During 2010, the Company granted 160,000 stock options to select executives and key employees under the 2008 Plan. All stock options that were issued vest over a three year period except for one grant of 15,000 shares, in which 7,500 shares vested on the date of grant and the remainder vests on the first anniversary of the grant date. Compensation expense is recognized over the vesting period of the options.
The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009 (1)	2008
Weighted average fair value of grants	$6.78	—	$4.43
Valuation assumptions:
Expected dividend yield	0.00%	—	0.00%
Expected volatility	68.44	—	42.52
Expected life (in years)	4.44	—	4.25
Risk-free interest rate	1.71%	—	3.12%

(1)	No stock options were granted during fiscal 2009.

Stock Options
Option activity under the principal option plans as of December 31, 2010 and changes during the year then ended were as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands) (1)
Outstanding as of December 31, 2008	405	$10.322	4.24	N/M
Cancelled	(25)	$13.24

Outstanding as of December 31, 2009	380	$10.129	3.48	N/M
Granted	160	$12.59
Exercised	(107)	$7.05
Cancelled	(180)	$12.44

Outstanding as of December 31, 2010	253	$11.339	4.93	$1,554

Exercisable as of December 31, 2010	100	$9.448	2.50	$805

(1)	N/M — the aggregate intrinsic value was not material since the value was less than $1,000.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2010 and December 31, 2008, was $568,000 and $26,000, respectively. No options were exercised during fiscal 2009.
As of December 31, 2010, $877,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years.
Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises for the year ended December 31, 2010 was $754,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $67,000 and $97,000 for the fiscal years ended December 31, 2010 and December 31, 2009. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

The following table summarizes the Company’s Director Plan for fiscal years 2009 and 2010.

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding and exercisable as of December 31, 2008	111	$6.00 to $12.9375	$6.86
Cancelled	(6)	$11.375 to $12.9375	$12.29

Outstanding and exercisable as of December 31, 2009	105	$6.00 to $12.84	$6.58
Exercised	(56)	$6.00 to $8.20	$6.17
Cancelled	(9)	$9.2188 to $12.84	$11.25

Outstanding and exercisable as of December 31, 2010	40	$6.00 to $6.00	$6.00

The following table summarizes information for fiscal years 2009 and 2010 related to the 1991 Incentive Plan and the options issued in 2005:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding and exercisable as of December 31, 2008	139	$5.75 to $13.50	$10.32
Cancelled	(19)	$13.50 to $13.50	$13.50

Outstanding and exercisable as of December 31, 2009	120	$5.75 to $12.175	$9.80
Exercised	(51)	$5.75 to $12.175	$8.02
Cancelled	(36)	$11.125 to $12.175	$11.42

Outstanding and exercisable as of December 31, 2010	33	$5.75 to $12.175	$10.78

The following table summarizes the Company’s 2008 Plan for fiscal years 2009 and 2010:

	Shares		Weighted Average
	(in thousands)	Option Price	Exercise Price
Outstanding as of December 31, 2008	155	$12.80 to $12.80	$12.80
Cancelled	—	—	—

Outstanding as of December 31, 2009	155	$12.80 to $12.80	$12.80
Granted	160	$11.75 to $16.75	$12.59
Cancelled	(135)	$12.80 to $12.80	$12.80

Outstanding as of December 31, 2010	180	$11.75 to $16.75	$12.61

The number of shares exercisable under the Company’s 2008 Plan as of December 31, 2010 was 27,000.

The following tables list the outstanding options and exercisable options as of December 31, 2010, into three ranges:

			Weighted Average
Options Outstanding	Range of Option Prices per	Weighted Average	Life Remaining
(in thousands)	Share	Exercise Price	(years)
47	$5.75 to $6.00	$5.961	1.9
100	$11.75 to $11.75	$11.750	6.5
106	$12.175 to $16.75	$13.322	4.8

253

Options Exercisable	Range of Option Prices per	Weighted Average
(in thousands)	Share	Exercise Price
47	$5.75 to $6.00	$5.961
0	$11.75 to $11.75	$0.000
53	$12.175 to $16.75	$12.497

100
Recently Adopted Accounting Standards
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends Accounting Standards Codification (“ASC”) 810 “Consolidation” to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a VIE and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The adoption of the provisions of ASU No. 2009-17 did not have a material impact on the Company’s consolidated financial statements.
In December 2009, the FASB issued ASU No. 2009-16 “Accounting for Transfers of Financial Assets,” which amends ASC 860 “Transfers and Servicing” by eliminating the concept of a qualifying special-purpose entity (“QSPE”), clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, amending and clarifying the unit of account eligible for sale accounting and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example, beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The adoption of the provisions of ASU No. 2009-16 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which amends ASC 820 “Fair Value Measures and Disclosures” to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only. The adoption of the provisions of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the provisions of ASU No. 2010-20 did not have a material impact on the Company’s consolidated financial statements. In January 2011, the FASB issued ASU No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company believes that the adoption of the provisions of ASU No. 2011-01 will not have a material impact on its consolidated financial statements.
New Accounting Pronouncements and Other Standards
In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 amends guidance included within ASC 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company believes that adoption of the provisions of ASU No. 2009-13 will not have a material impact on its consolidated financial statements.

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
In December 2010, the FASB issued ASU No. 2010-28 “Intangibles — Goodwill and Other.” ASC 350 is amended to clarify the requirement to test for impairment of goodwill. ASC 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU No. 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC 350 resulting from the issuance of ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company believes that the adoption of the provisions of ASU No. 2010-28 will not have a material impact on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company believes that the adoption of the provisions of ASU No. 2010-29 will not have a material impact on its consolidated financial statements.

Note 2. Discontinued Operations
On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. (“SurfTech”). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and a building on which SurfTech’s operations were conducted. During fiscal 2010, 2009, and 2008 the Company incurred legal and remediation costs, which are recorded as part of discontinued operations, net of tax.
During 2010, the Company recorded additions to the environmental reserve of $9,669,000, which were partially offset by payments of $617,000. During 2009, the Company recorded additions to the environmental reserve of $316,000 and payments of $1,339,000. The additions and payments to the environmental reserve were related to estimated environmental remediation liabilities associated with the past operations of SurfTech (see Note 13).
For the years ended December 31, 2010, December 31, 2009, and December 31, 2008, total loss from discontinued operations was $10,577,000, $1,009,000, and $3,671,000 ($7,226,000, $628,000, and $2,302,000, net of tax), respectively.
Note 3. Income Taxes
Income tax provision (benefit) for the fiscal years 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax provision from continuing operations	$3,021	$1,119	$2,391
Income tax (benefit) from discontinued operations	(3,351)	(381)	(1,369)

Total	$(330)	$738	$1,022

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$8,073	$3,479	$5,251
Foreign	4,730	1,204	1,776

Total	$12,803	$4,683	$7,027

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Current:
Federal	$(2,317)	$534	$3,982
Foreign	3,343	341	598
State	1,306	267	(11)
Deferred:
Federal	4,058	278	(2,199)
Foreign	(2,031)	71	—
State	(1,338)	(372)	21

Total Provision	$3,021	$1,119	$2,391

The benefit for income taxes related to discontinued operations for 2010 was $3,351,000. The benefit for income taxes related to discontinued operations for 2009 was $381,000.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Deferred compensation	$948	$989
Inventory valuation	742	1,063
Tax loss carryforward	2,269	3,388
Foreign tax credit carryforward	373	2,537
R&D tax credit carryforward	1,457	1,857
Accrued expenses	989	841
Warranty	587	538
Vacation and bonus expense	1,538	609
Other	814	790
Less valuation allowances	—	(121)

Deferred tax assets	9,717	12,491

Deferred tax liabilities:
Accelerated depreciation and amortization	3,130	3,648
Unremitted foreign earnings	—	2,410

Deferred tax liabilities	3,130	6,058

Net deferred tax assets related to continuing operations	6,587	6,433

Net deferred tax assets related to discontinued operations	5,140	2,956

Net deferred tax assets	$11,727	$9,389

The Company provides U.S. income tax on the earnings of foreign subsidiaries. To the extent that the foreign earnings are repatriated, the related U.S. tax liability will be reduced by any foreign income taxes paid on these earnings.
As of December 31, 2010 and December 31, 2009, the Company’s gross foreign tax credits totaled approximately $373,000 and $2,537,000, respectively. These credits can be carried forward for ten years and expire between 2014 and 2020.
As of December 31, 2010 and December 31, 2009, the Company’s research and development tax credits totaled approximately $1,457,000 and $1,857,000, respectively. Of the December 31, 2010 credits, approximately $701,000 can be carried forward for 15 years and expire between 2013 and 2025, while $756,000 will carry over indefinitely.
As of December 31, 2010, the Company has federal and state net operating loss carryforwards of $1,789,000 and $151,000, respectively, which expire at various dates from 2015 to 2026. In addition, the Company has a foreign net operating loss carryforward of $329,000, which does not expire.
The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $11,727,000 of the net deferred tax assets as of December 31, 2010 will be realized. The Company has an allowance of $937,000 (related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.
The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Statutory rate	34%	34%	34%
Tax rate differential on domestic manufacturing deduction benefit	(1)	(1)	(1)
State income taxes, net of federal income tax	1	—	2
Foreign operations	(2)	(2)	1
Research and development credits	(5)	(13)	(5)
Other	(3)	6	3

Effective tax rate	24%	24%	34%

For the fiscal year ended December 31, 2010, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

Unrecognized Tax Positions
The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. At December 31, 2010, the Company had been examined by the Internal Revenue Service (the “IRS”) through calendar year 2004. In addition, the Company reached a settlement with a foreign tax authority regarding the Company’s transfer pricing policies. As a result, in 2010, we recognized a previously unrecognized tax position related to the settlement in the amount of $490,000 ($289,000 tax and $201,000 interest). It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $364,000. The Company has recorded $2,659,000 in other long-term liabilities which represents the gross unrecognized tax benefits.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2010	2009	2008
Gross unrecognized tax benefits at January 1, 2010	$2,526,000	$2,845,000	$2,785,000
Increases in tax positions taken in the current year	660,000	91,000	132,000
Increases in tax positions taken in prior years	31,000	—	—
Decreases in tax positions taken in prior years	(138,000)	(39,000)	(48,000)
Decreases in tax positions related to settlement with tax authorities	(289,000)	—	—
Statute of limitations expired	(432,000)	(371,000)	(24,000)

Gross unrecognized tax benefits at December 31, 2010	$2,358,000	$2,526,000	$2,845,000

If recognized, all of the net unrecognized tax benefits at December 31, 2010 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $301,000.
Note 4. Receivables
Receivables consist of the following:

	December 31,
	2010	2009
	(in thousands)

Trade receivables	$30,728	$22,607
Less: allowance for doubtful accounts	(585)	(651)

	30,143	21,956
Recoverable income taxes	68	—
Other	542	432

	$30,753	$22,388

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
Note 6. Inventories
Inventories consist of the following:

	December 31,
	2010	2009
	(in thousands)

Raw materials	$15,636	$15,234
Work in process	4,137	3,534
Finished goods	4,814	3,368

	24,587	22,136
Less: allowances	(2,362)	(3,321)

	$22,225	$18,815

The above includes certain inventories that are valued using the LIFO method, which aggregated $4,494,000 and $4,898,000 as of December 31, 2010 and December 31, 2009, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2010 and December 31, 2009 was approximately $524,000 and $529,000, respectively.

Note 7. Property, Plant And Equipment
Property, plant and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)

Land	$1,074	$1,074
Buildings and leasehold improvements	8,257	7,991
Equipment and other property	23,849	23,020

	33,180	32,085
Less: accumulated depreciation	(24,259)	(22,811)

	$8,921	$9,274

Depreciation expense on property, plant and equipment was $1,894,000, $2,080,000, and $2,218,000 for 2010, 2009, and 2008, respectively.
Note 8. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following:

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)

Goodwill	$22,756	$—	$22,756	$22,769	$—	$22,769

Other intangible assets:
Customer relationships	3,700	2,079	1,621	3,700	1,570	2,130
Patents	1,245	1,107	138	1,271	1,053	218
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,243	457	1,700	940	760
Licensing fees	355	231	124	355	196	159
Covenant-not-to-compete	—	—	—	100	100	—
Other	—	—	—	51	51	—

Total other intangible assets	8,672	4,660	4,012	8,849	3,910	4,939

	$31,428	$4,660	$26,768	$31,618	$3,910	$27,708

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. There were no impairment charges related to goodwill and intangible assets recorded during 2010, 2009 and 2008.

Other intangible assets that have definite lives are amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to twenty years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately ten years. Covenants-not-to-compete were amortized over approximately one and two-thirds years, prior to their expiration. Trademarks are not amortized.
Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $865,000 in 2011, $715,000 in 2012, $386,000 in 2013, $347,000 in 2014 and $4,000 in 2015.
Amortization expense related to intangible assets for 2010, 2009 and 2008 was $901,000, $904,000 and $950,000, respectively.
Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	December 31,
	2009	Exchange	2010
	(in thousands)
SLPE (Ault)	$4,276	$(13)	$4,263
High Power Group (MTE)	8,189	—	8,189
High Power Group (Teal)	5,055	—	5,055
RFL	5,249	—	5,249

Total	$22,769	$(13)	$22,756

Note 9. Debt

	December 31,
	2010	2009
	(in thousands)

2008 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2011	$9,800	$—

Total	9,800	—
Less: current portion	(9,800)	—

Total long-term debt	$—	$—

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
On November 19, 2010, the Company entered into a Second Amendment to Credit Agreement with Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto (the “Second Amendment”), further amending the 2008 Credit Facility among the Company, subsidiaries of the Company party thereto, Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto.
The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility. At December 31, 2010, the Company had a total availability under the 2008 Credit Facility of $29,700,000.

As of December 31, 2010, the Company had an outstanding balance under the 2008 Credit Facility of $9,800,000, which bore interest at the LIBOR rate of 2.01%, and was included in short-term borrowings in the accompanying consolidated balance sheets since the facility expires in October 2011. In 2010 the Company maintained an average debt outstanding of $1,478,000. The weighted average interest rate on borrowings was 2.06% during 2010. As of December 31, 2009, the Company had no outstanding balance under the 2008 Credit Facility.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets.
Note 10. Accrued Liabilities — Other and Other Long-Term Liabilities
Accrued liabilities — other consist of the following:

	December 31,
	2010	2009
	(in thousands)
Taxes (other than income) and insurance	$556	$209
Commissions	707	744
Litigation and legal fees	151	96
Other professional fees	659	674
Environmental	3,132	1,355
Warranty	1,553	1,373
Deferred revenue	78	28
Other	1,778	1,850

	$8,614	$6,329

Included in the environmental accrual are estimates for all known costs believed to be probable for sites that the Company currently operates or operated at one time (see Note 13 for additional information).
A summary of the Company’s warranty reserve is as follows:

	December 31,
	2010	2009
	(in thousands)
Liability, beginning of year	$1,373	$1,325
Expense for new warranties issued	1,293	869
Expense related to accrual revisions for prior year	—	(141)
Warranty claims paid	(1,113)	(680)

Liability, end of period	$1,553	$1,373

Other long-term liabilities consist of the following:

	December 31,
	2010	2009
	(in thousands)
Environmental	$11,779	$4,528
Gross unrecognized tax benefits	2,659	2,609

	$14,438	$7,137

Note 11. Restructuring Charges
No restructuring activity was recorded during 2010. Restructuring activity for the period ended December 31, 2009 was as follows:

		Year Ended
	December 31, 2009
	(in thousands)
	Severance	Other Costs	Total
Beginning balance	$88	$82	$170
Restructuring charges	526	164	690
Cash payments	(614)	(246)	(860)

Ending balance	$—	$—	$—

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
During the third and fourth quarters of 2008, the Company reviewed its business levels and cost structure and initiated cost optimization initiatives. As a result of these initiatives, in 2008 the Company recorded restructuring charges of $677,000. All of the restructuring costs have been fully paid and the Company has no outstanding liability for these matters.
Note 12. Retirement Plans And Deferred Compensation
During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal Electronics Corporation (“Teal”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”), MTE and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2010, 2009 and 2008 amounted to approximately $1,315,000, $708,000 and $1,298,000, respectively.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $416,000, $398,000 and $360,000 for 2010, 2009 and 2008, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2010, the aggregate death benefit totaled $560,000, with the corresponding cash surrender value of all policies totaling $306,000. As of December 31, 2009, the aggregate death benefit totaled $554,000 with the corresponding cash surrender value of all policies totaling $307,000.
As of December 31, 2010, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $306,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $17,000, $2,000 and $13,000 for 2010, 2009 and 2008, respectively.
Note 13. Commitments And Contingencies
Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2020. The minimum rental commitments as of December 31, 2010 are as follows:

Operating
Leases
(in thousands)

2011	$1,594
2012	1,282
2013	769
2014	693
2015	639
Thereafter	1,672

Total minimum payments	$6,649

For 2010, 2009 and 2008, rental expense applicable to continuing operations aggregated approximately $1,874,000, $1,917,000 and $2,204,000, respectively.
Letters Of Credit: As of December 31, 2010 and December 31, 2009, the Company was contingently liable for $544,000 and $649,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.
Litigation: The Company is and has been the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech formerly operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).
On June 12, 2002, the Company and SurfTech were served with a class action complaint by twelve individual plaintiffs (the “Complaint”) filed in Superior Court of New Jersey for Camden County (the “Private Action”). The Company and SurfTech were two of approximately 28 defendants named in the Private Action. The Complaint alleged, among other things, that the plaintiffs are subject to an increased risk of disease as a result of consuming water distributed from the Puchack Well Field located in Pennsauken Township, New Jersey (which was one of several water sources that supplied Camden, New Jersey). Medical monitoring of the plaintiff class was sought in the litigation.

The Private Action arose from similar factual circumstances as a current federal administrative action involving the Puchack Well Field, with respect to which the Company has been identified as a potential responsible party (“PRP”). This action and the Private Action both allege that SurfTech and other defendants contaminated groundwater through the disposal of hazardous substances at facilities in the area. SurfTech once operated a chrome-plating facility at the Pennsauken Site. The federal administrative action is discussed below.
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
The Company is the subject of lawsuits and administrative actions that arise from its ownership of SurfTech and its Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Well Field. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Well Field. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.
In 2006 the United States Environmental Protection Agency (the “EPA”) named the Company as a potential responsible party (a “PRP”) in connection with the remediation of the Puchack Well Field, which has been designated as a Superfund Site. The EPA has alleged that hazardous substances generated at the Company’s Pennsauken Site contaminated the Puchack Well Field. As a PRP, the Company is potentially liable, jointly and severally, for the investigation and remediation of the Puchack Well Field Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”).
The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination that exceeds the selected cleanup standard (“OU-1”). The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company in October 2010 that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.
In September 2006, the EPA issued a Record of Decision that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, was approximately $17,600,000, as stated in the Record of Decision. In an October 2010 meeting with the EPA, the EPA informed the Company that the OU-1 remedy will be implemented in two phases. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Well Field Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

Following the issuance of its Record of Decision for OU-1, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for OU-1 identified in the EPA’s Record of Decision. In addition to paying for the OU-1 remediation, the EPA has sought payment of the past costs that the EPA has allegedly incurred. The Company responded to the EPA that it was willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
In subsequent meetings and discussions with the U.S. Department of Justice (“DOJ”) and the EPA, the Company was informed that estimated OU-1 remediation costs are now in the range of $30,000,000 to $40,000,000 with additional past costs incurred by the EPA related to OU-1 of approximately $17,000,000. These costs are current estimates provided to the Company by the EPA and DOJ. The Company has asked the DOJ/EPA for but has not been furnished support for these estimates and costs.
Notwithstanding the assertions of the DOJ and EPA, based on discussions with its attorneys and environmental engineering consultants, the Company believes the EPA’s analytical effort is far from complete for OU-1. Further, technical data has not established that offsite migration of hazardous substances from the Company’s Pennsauken Site (OU-2) caused the contamination of OU-1 of the Puchack Well Field Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Company’s Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of OU-1 of the Puchack Well Field Superfund Site. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified and brought into the legal proceedings by the DOJ to support the ultimate cost of remediation.
Also, the EPA is currently performing investigations relating to OU-2 of the Puchack Well Field Superfund Site. In an October 2010 meeting with EPA, the EPA informed the Company that it did not have an estimate of proposed OU-2 costs at that time. The Company understands that the EPA expects to issue a Record of Decision for OU-2 in the second quarter or third quarter of 2011. On February 24, 2011, the Company’s management and legal counsel met with representatives of the EPA and the DOJ with respect to the Puchack Well Field Superfund Site, collectively OU-1 and OU-2. These discussions are ongoing.

The Company is currently in settlement discussions with the EPA and DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement may, among other things, consist of a “limited ability to pay” component, which will be provided by the EPA and DOJ and will be negotiated by the Company. While the EPA and DOJ are viewing the OU-1 and OU-2 costs in a single ability to pay analysis, the Company is considering treating OU-1 and OU-2 as two separate and distinct items. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $11,776,000, of which all but $4,000,000 (recorded in 2006) was reserved and recorded as part of discontinued operations, net of tax, in the amount of $5,132,000 in the fourth quarter of 2010. The Company’s estimate of its OU-1 liability is based upon the government’s OU-1 Record of Decision, the government’s estimates of the costs, and the Company’s estimated portion of the liability based upon data from our environmental engineering consultants. The estimated OU-2 liability is based upon data from our environmental engineering consultants. The above liability is included in the total environmental accrual.
It is management’s opinion taking into account the information available to the Company as well as the significant defenses against the EPA claims and other PRPs potential responsibility that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations should not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company relative to the current reserves. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.
Other
In the ordinary course of its business the Company is subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and is also party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $14,911,000, of which $11,779,000 is included as other long-term liabilities as of December 31, 2010. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

There are three sites on which the Company may incur material environmental costs in the future as a result of past activities of its former subsidiary, SurfTech. There are two Company owned sites related to its former subsidiary, SurfTech. These sites are located in Pennsauken, New Jersey (the “Pennsauken Site”) and in Camden, New Jersey (the “Camden Site”). There is also a third site, which is not owned by the Company, referred to as the “Puchack Well Field Site”. The Puchack Well Field Site and the Pennsauken Site are part of the Puchack Well Field Superfund Site.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The Company has been conducting tests and taking other actions to identify and quantify the contamination and to confirm areas of concern. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the saturated soil. The NJDEP approved the IRAWA, and the PIPS was implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants are collecting post-injection data for assessment of the overall success of the PIPS. Also, the Company’s environmental consultants are developing an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat contaminated groundwater. During the second quarter of 2010, the Company reviewed the most recent cost studies prepared by its environmental consultants and recorded an additional $1,273,000 reserve related to the Camden Site. At December 31, 2010, the Company had an accrual of $2,171,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,525,000 in 2011.
The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $95,000, which has been accrued for at December 31, 2010. These costs are recorded as a component of continuing operations.
As of December 31, 2010 and December 31, 2009, environmental accruals of $14,911,000 and $5,883,000, respectively, have been recorded by the Company in accrued liabilities — other and in other long-term liabilities, as appropriate (see Note 10).

Employment Agreements: The Company entered into severance agreements with certain key employees in 2001 that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from six to 24 months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2010 and if these employees had been terminated during the year, the payments would have aggregated approximately $2,096,000 under such change-of-control agreements.
During October 2010, two former executives entered into Separation Agreements and Mutual Releases (the “Agreements”). The effective dates of the Agreements were October 22, 2010 and October 28, 2010. Total consideration paid to both executives was $1,042,933, minus applicable taxes and withholdings. The payments were for, among other things, severance, accrued vacation, legal fees, and for one executive, payment pursuant to a certain bonus agreement dated August 5, 2002. The payments were completed during the fourth quarter of 2010.
The Company entered into severance agreements in 2010 with certain key employees that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from nine to twelve months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2010 and if these employees had been terminated during the year, the payments would have aggregated approximately $632,000 under such change-of-control agreements.
Note 14. Cash Flow Information
Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Interest paid	$81	$63	$347
Income taxes paid	$1,951	$558	$725
Note 15. Shareholders’ Equity
On September 14, 2010, the Company announced a modified “Dutch Auction” tender offer to purchase up to 1,538,461 shares of its common stock (the “Tender Offer”). The Tender Offer expired on October 13, 2010. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $13.00 and not more than $14.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. Shareholders who elected to tender have received the purchase price in cash, without interest, for common stock tendered in accordance with the terms of the Tender Offer. These provisions were described in the Offer to Purchase relating to the Tender Offer that was distributed to shareholders. All common stock purchased by the Company were purchased at the same price.

Based on the final count by the depositary for the Tender Offer, an aggregate of 1,334,824 shares of common stock were properly tendered and not withdrawn at prices at or below $14.50. Accordingly, pursuant to the terms of the Offer to Purchase, the Letter of Transmittal and applicable securities laws, the Company accepted for purchase 1,334,824 shares of its common stock at a purchase price of $14.50 per share. These shares represent approximately 22.0% of the shares outstanding as of October 18, 2010. With the completion of the tender offer, the Company had approximately 4,728,951 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $19,354,948, excluding transaction costs. The depositary has paid for the shares accepted for purchase in the Tender Offer. The Company paid for the tender with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.
During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock at an average cost of $17.45 per share, at a total cost of $4,398,664.
Note 16. Industry Segments
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

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2010, 2009 or 2008. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Net sales
Power Electronics Group:
SLPE	$79,615	$53,464	$72,811
High Power Group	56,494	44,865	60,462

Total	136,109	98,329	133,273

SL-MTI	31,261	28,277	28,647
RFL	22,398	20,945	24,034

Consolidated	$189,768	$147,551	$185,954

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Income from operations
Power Electronics Group:
SLPE	$6,389	$735	$315
High Power Group	5,418	3,194	4,868

Total	11,807	3,929	5,183

SL-MTI	4,801	4,426	3,892
RFL	2,990	1,919	2,379
Other	(6,350)	(5,185)	(4,141)

Income from operations	13,248	5,089	7,313

Amortization of deferred financing costs	(252)	(351)	(77)
Fire related loss, net	(109)	—	—
Interest income	2	8	28
Interest expense	(86)	(63)	(237)

Income from continuing operations before income taxes	$12,803	$4,683	$7,027

	December 31,
	2010	2009
	(in thousands)

Total assets
Power Electronics Group:
SLPE	$37,155	$27,255
High Power Group	31,539	27,192

Total	68,694	54,447

SL-MTI	11,262	11,520
RFL	14,525	15,096
Other	10,418	18,388

Consolidated	$104,899	$99,451

	December 31,
	2010	2009
	(in thousands)

Intangible assets, net
Power Electronics Group:
SLPE	$5,067	$5,433
High Power Group	16,328	16,866

Total	21,395	22,299

SL-MTI	—	—
RFL	5,373	5,409

Consolidated	$26,768	$27,708

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Capital expenditures
Power Electronics Group:
SLPE	$492	$57	$1,020
High Power Group	440	167	756

Total	932	224	1,776

SL-MTI	258	264	432
RFL	226	350	182
Other	—	—	36

Consolidated	$1,416	$838	$2,426

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Depreciation and amortization
Power Electronics Group:
SLPE	$1,381	$1,647	$1,820
High Power Group	831	869	854

Total	2,212	2,516	2,674

SL-MTI	302	358	388
RFL	465	465	550
Other	47	56	40

Consolidated	$3,026	$3,395	$3,652

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Net sales (1)
United States	$148,361	$121,399	$155,002
Foreign	41,407	26,152	30,952

Consolidated	$189,768	$147,551	$185,954

Long-lived assets (2)
United States	$5,978	$6,690	$7,411
Foreign	2,943	2,584	3,237

Consolidated	$8,921	$9,274	$10,648

(1)	Net sales are attributed to countries based on location of customer.

(2)	Includes net tangible assets excluding goodwill and intangibles.
Note 17. Foreign Operations
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
Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 22%, 18% and 17% of net sales from continuing operations for 2010, 2009 and 2008, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2010, the Company had net liabilities of $1,537,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2009, the Company had net assets of $27,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did not have a material effect on the Company’s operations in either 2010 or 2009.
SLPE manufactures most of its products in Mexico and China. Teal has transferred a significant portion of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SLPE, the High Power Group and SL-MTI price and invoice their sales in U.S. dollars. The Mexican subsidiaries of SLPE, SL-MTI and Teal maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be (see Note 16 for additional information).
18. Fire Related Loss And Insurance Recovery
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

Year Ended
December 31, 2010
(in thousands)
Fire related loss	$(642)
Insurance recovery	533

Net fire related loss	$(109)

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

Note 19. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2010, 2009 and 2008 were $655,000, $715,000 and $1,187,000, respectively. Accounts receivable due from RFL Communications at December 31, 2010 and December 31, 2009 were $100,000 and $157,000, respectively.
The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein, Kassan and McNamara are directors of the Company. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. Fees of approximately $190,000 were expensed by the Company for Steel Partners’ services in 2010. Fees of $475,000 were expensed by the Company for Steel Partners’ services in each of 2009 and 2008. Approximately $40,000 was payable at December 31, 2009.

Note 20. Selected Quarterly Financial Data (Unaudited)

			Three Months	Three Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	September 30,	December 31,
	March 31, 2010	June 30, 2010	2010	2010
	(in thousands, except per share data)

Net sales	$42,133	$47,790	$49,141	$50,704
Gross margin	$13,990	$15,211	$16,021	$16,535
Income from continuing operations before income taxes	$2,044	$3,193	$3,102	$4,464
Net income (loss) (a)	$1,126	$1,014	$2,058	$(1,642)
Basic net income (loss) per common share	$0.18	$0.17	$0.34	$(0.34)
Diluted net income (loss) per common share	$0.18	$0.17	$0.34	$(0.33)

(a) Includes (loss) from discontinued operations, net of tax	$(150)	$(1,049)	$(267)	$(5,760	) (b)

(b)	The three months ended December 31, 2010, includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site.

			Three Months	Three Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	September 30,	December 31,
	March 31, 2009	June 30, 2009	2009	2009
	(in thousands, except per share data)

Net sales	$36,232	$34,956	$36,379	$39,984
Gross margin	$11,887	$11,397	$12,458	$13,077
Income (loss) from continuing operations before income taxes	$304	$(506)	$2,298	$2,587
Net income (loss) (a)	$49	$(434)	$1,719	$1,602
Basic net income (loss) per common share	$0.01	$(0.07)	$0.28	$0.27
Diluted net income (loss) per common share	$0.01	$(0.07)	$0.28	$0.26

(a) Includes (loss) from discontinued operations, net of tax	$(196)	$(87)	$(157)	$(188)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to Costs	Charged to Other		Balance at End of
Description	Period	and Expenses	Accounts	Deductions	Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2010
Allowance for:
Doubtful accounts	$651	$(48)	$(4)	$14	$585

YEAR ENDED DECEMBER 31, 2009
Allowance for:
Doubtful accounts	$621	$192	$(23)	$139	$651

YEAR ENDED DECEMBER 31, 2008
Allowance for:
Doubtful accounts	$865	$(57)	$—	$187	$621

		Allowance	Release of	Release of
	Balance at	Recorded on	Allowance on	Allowance on
	Beginning of	Current Year	Current Year	Losses Expired or	Balance at End of
Description	Period	Losses	Utilization	Revalued	Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2010
Allowance for:
Deferred tax valuation	$560	$696	$—	$(319)	$937

YEAR ENDED DECEMBER 31, 2009
Allowance for:
Deferred tax valuation	$2,018	$—	$—	$(1,458)	$560

YEAR ENDED DECEMBER 31, 2008
Allowance for:
Deferred tax valuation	$2,826	$18	$—	$(826)	$2,018