Form 10-Q
period 2011-03-31
SL INDUSTRIES INC
filed 2011-05-09
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 2, 2011 was 4,509,050.

Item 1. Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,374,000
Receivables, net	31,751,000	30,753,000
Inventories, net	23,659,000	22,225,000
Other current assets	3,076,000	1,994,000
Deferred income taxes, net	4,297,000	4,743,000

Total current assets	62,783,000	61,089,000

Property, plant and equipment, net	9,949,000	8,921,000
Deferred income taxes, net	7,319,000	6,984,000
Goodwill	22,751,000	22,756,000
Other intangible assets, net	3,880,000	4,012,000
Other assets and deferred charges, net	1,185,000	1,137,000

Total assets	$107,867,000	$104,899,000

LIABILITIES
Current liabilities:
Debt, current portion	$10,256,000	$9,800,000
Accounts payable	15,905,000	14,894,000
Accrued income taxes	708,000	1,400,000
Accrued liabilities:
Payroll and related costs	4,792,000	6,260,000
Other	8,613,000	8,614,000

Total current liabilities	40,274,000	40,968,000

Deferred compensation and supplemental retirement benefits	2,207,000	2,244,000
Other long-term liabilities	14,477,000	14,438,000

Total liabilities	56,958,000	57,650,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 6,963,000 shares, respectively	1,393,000	1,393,000
Capital in excess of par value	24,200,000	24,085,000
Retained earnings	48,039,000	44,627,000
Accumulated other comprehensive (loss)	(78,000)	(87,000)
Treasury stock at cost, 2,464,000 and 2,477,000 shares, respectively	(22,645,000)	(22,769,000)

Total shareholders’ equity	50,909,000	47,249,000

Total liabilities and shareholders’ equity	$107,867,000	$104,899,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$52,594,000	$42,133,000
Cost and expenses:
Cost of products sold	34,819,000	28,143,000
Engineering and product development	3,306,000	2,980,000
Selling, general and administrative	8,661,000	8,060,000
Depreciation and amortization	769,000	774,000

Total cost and expenses	47,555,000	39,957,000

Income from operations	5,039,000	2,176,000
Other income (expense):
Amortization of deferred financing costs	(76,000)	(61,000)
Fire related loss, net	—	(38,000)
Interest income	1,000	—
Interest expense	(82,000)	(33,000)

Income from continuing operations before income taxes	4,882,000	2,044,000
Income tax provision	1,280,000	768,000

Income from continuing operations	3,602,000	1,276,000
(Loss) from discontinued operations, net of tax	(190,000)	(150,000)

Net income	$3,412,000	$1,126,000

Basic net income (loss) per common share
Income from continuing operations	$0.80	$0.21
(Loss) from discontinued operations, net of tax	(0.04)	(0.02)

Net income	$0.76	$0.18 *

Diluted net income (loss) per common share
Income from continuing operations	$0.79	$0.21
(Loss) from discontinued operations, net of tax	(0.04)	(0.02)

Net income	$0.75	$0.18 *

Shares used in computing basic net income (loss) per common share	4,491,000	6,123,000
Shares used in computing diluted net income (loss) per common share	4,566,000	6,149,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income	$3,412,000	$1,126,000
Other comprehensive income, net of tax:
Foreign currency translation	9,000	(39,000)

Comprehensive income	$3,421,000	$1,087,000

*	Earnings per share does not total due to rounding.
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$3,412,000	$1,126,000
Adjustment for losses from discontinued operations	190,000	150,000

Income from continuing operations	3,602,000	1,276,000

Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation	503,000	470,000
Amortization	266,000	304,000
Amortization of deferred financing costs	76,000	61,000
Stock-based compensation	74,000	65,000
Tax benefit from exercise of stock options	(4,000)	—
Non-cash compensation expense	—	36,000
Non-cash fire related loss	—	(32,000)
Provisions for losses on accounts receivable	18,000	14,000
Deferred compensation and supplemental retirement benefits	99,000	98,000
Deferred compensation and supplemental retirement benefit payments	(134,000)	(134,000)
Deferred income taxes	116,000	117,000
Loss on sale of equipment	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	(999,000)	(4,824,000)
Inventories	(1,434,000)	(930,000)
Prepaid expenses	(838,000)	(591,000)
Other assets	(54,000)	(5,000)
Accounts payable	1,011,000	868,000
Other accrued liabilities	(1,533,000)	(459,000)
Accrued income taxes	(598,000)	390,000

Net cash provided by (used in) operating activities from continuing operations	176,000	(3,276,000)
Net cash (used in) operating activities from discontinued operations	(427,000)	(288,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(251,000)	(3,564,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,504,000)	(284,000)
Purchases of other assets	(212,000)	(1,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,716,000)	(285,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	6,856,000	—
Payments of Revolving Credit Facility	(6,400,000)	—
Payments of deferred financing costs	(1,000)	—
Treasury stock purchases	—	(976,000)
Treasury stock sales	—	182,000
Proceeds from stock options exercised	161,000	—
Tax benefit from exercise of stock options	4,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	620,000	(794,000)

Effect of exchange rate changes on cash	(27,000)	(34,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,374,000)	(4,677,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,374,000	9,967,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5,290,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$81,000	$33,000
Income taxes	$1,734,000	$265,000
See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
Notes to Consolidated Financial Statements (Unaudited)
1. Basis Of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows to conform to the current year presentation.
2. Receivables
Receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Trade receivables	$31,538	$30,728
Less: allowance for doubtful accounts	(603)	(585)

	30,935	30,143
Recoverable income taxes	50	68
Other	766	542

	$31,751	$30,753

3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$16,026	$15,636
Work in process	5,610	4,137
Finished goods	4,568	4,814

	26,204	24,587
Less: allowances	(2,545)	(2,362)

	$23,659	$22,225

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
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share
	amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$3,602	$1,276

Diluted net income available to common shareholders from continuing operations	$3,602	$1,276

Shares:
Basic weighted average number of common shares outstanding	4,491	6,123
Common shares assumed upon exercise of stock options	75	26

Diluted weighted average number of common shares outstanding	4,566	6,149

Basic net income (loss) per common share:
Income from continuing operations	$0.80	$0.21
(Loss) from discontinued operations (net of tax)	(0.04)	(0.02)

Net income	$0.76	$0.18	*

Diluted net income (loss) per common share:
Income from continuing operations	$0.79	$0.21
(Loss) from discontinued operations (net of tax)	(0.04)	(0.02)

Net income	$0.75	$0.18	*

*	Earnings per share does not total due to rounding.
No stock options were excluded from the dilutive computation for the three-months ended March 31, 2011, since all option exercise prices were less than the average market price of the Company’s common stock. For the three-months ended March 31, 2010, approximately 222,000 stock options were excluded from the dilutive computation because the option exercise prices were greater than the average market price of the Company’s common stock.

Stock-Based Compensation
At March 31, 2011, the Company had stock-based employee compensation plans as described below. For the quarters ended March 31, 2011 and March 31, 2010, the total compensation expense (included in selling, general and administrative expense) related to these plans was $74,000 and $65,000 ($45,000 and $40,000, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $4,000 for the three months ended March 31, 2011. No stock options were exercised during the three months ended March 31, 2010.
The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). Stock options issued under each plan remain outstanding.
The Director Plan provided for the granting of nonqualified options to purchase up to 250,000 shares of the Company’s common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees. Stock options granted under the Director Plan stipulated an exercise price per share of the fair market value of the Company’s common stock on the date of grant. Each option granted under the Director Plan is exercisable at any time and expires ten years from the date of grant. The expiration date of the Director Plan was May 31, 2003.
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
During 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During 2010, 135,000 of these options were cancelled in connection with the termination of certain executives in June 2010.

During 2010, the Company granted 160,000 stock options to select executives and key employees under the 2008 Plan. All stock options that were issued vest over a three year period except for one grant of 15,000 shares, in which 7,500 shares vested on the date of grant and the remainder vests on the first anniversary of the grant date. Compensation expense is recognized over the vesting period of the options. During 2011, 5,000 of these options were forfeited in connection with the departure of a certain executive in February 2011.
No stock options were granted to select executives and key employees under the 2008 Plan during the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.
Stock Options
Option activity under the principal option plans as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2010	253	$11.34	4.93	$1,554
Granted	—	—
Exercised	(14)	11.92
Forfeited	(5)	12.80
Expired	—	—

Outstanding as of March 31, 2011	234	$11.27	4.65	$2,417

Exercisable as of March 31, 2011	89	$9.17	1.92	$1,108

During the three-month period ended March 31, 2011, options to purchase approximately 14,000 shares of common stock with an aggregate exercise price of $161,000 were exercised by option holders. During the three-month period ended March 31, 2010, no options to purchase common stock were exercised by option holders.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2011 was $74,000.
As of March 31, 2011, $774,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

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
For the three-month periods ended March 31, 2011 and March 31, 2010, the estimated income tax rate from continuing operations was 26% and 38%, respectively. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the estimated income tax rate.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2011 and December 31, 2010 of $2,384,000 and $2,358,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. In addition, the Company reached a settlement with a foreign tax authority regarding the Company’s transfer pricing policies. As a result, during the fourth quarter of 2010, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $490,000 ($289,000 tax and $201,000 interest). It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments and due to a settlement with a foreign tax authority by a range of zero to $1,167,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2011, the Company has a liability for unrecognized benefits of $1,191,000, $535,000 and $658,000 for federal, foreign and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2011, the Company has accrued approximately $314,000 for the payment of interest and penalties.
During the three-month period ended March 31, 2011, the Company recorded additional benefits from research and development tax credits of $78,000. As of March 31, 2011, the Company’s gross research and development tax credit carryforwards totaled approximately $1,412,000. Of these credits, approximately $708,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $704,000 can be carried forward indefinitely. As of March 31, 2011, the Company’s gross foreign tax credits totaled approximately $522,000. These credits can be carried forward for ten years and will expire between 2020 and 2021.

6. Recently Adopted and Issued Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-13 “Compensation — Stock Compensation — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU No. 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of the provisions of ASU No. 2010-13 did not have an impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28 “Intangibles — Goodwill and Other.” ASC 350 is amended to clarify the requirement to test for impairment of goodwill. ASC 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU No. 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC 350 resulting from the issuance of ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU No. 2010-28 did not have an impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of the provisions of ASU No. 2010-29 did not have an impact on the Company’s consolidated financial statements but will affect the Company’s pro forma disclosures if a material business combination is consummated.
In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2011-01 will be effective for interim and annual periods ending after June 15, 2011. The Company believes that adopting the provisions of ASU No. 2011-01 will not have an impact on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments to Topic 310 (Receivables) clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties and when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company believes that adopting the provisions of ASU No. 2011-02 will not have a material impact on its consolidated financial statements.
7. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,751	$—	$22,751	$22,756	$—	$22,756

Other intangible assets:
Customer relationships	3,700	2,206	1,494	3,700	2,079	1,621
Patents	1,248	1,120	128	1,245	1,107	138
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,319	381	1,700	1,243	457
Licensing fees (1)	450	245	205	355	231	124

Total other intangible assets	8,770	4,890	3,880	8,672	4,660	4,012

	$31,521	$4,890	$26,631	$31,428	$4,660	$26,768

(1)	During January 2011, the Company’s RFL division purchased licensing fees for $95,000. The estimated useful life of the asset is five years.
In accordance with ASC 350 “Intangibles — Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2010.
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

For the testing conducted as of December 31, 2010, the Company concluded that no impairment charge was warranted. Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2011, unless management identifies a triggering event in the interim.
Management has not identified any triggering events, as defined by ASC 350, during 2011. Accordingly, no interim impairment test has been performed.
The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately six years and eight years; patents are amortized over a range from five to twenty years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately five years and ten years. Trademarks are not amortized.
Amortization expense for intangible assets for each of the three-month periods ended March 31, 2011 and March 31, 2010 was $230,000 and $225,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $884,000 in 2011, $734,000 in 2012, $405,000 in 2013, $366,000 in 2014 and $23,000 in 2015.
Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	March 31,
	2010	Exchange	2011
	(in thousands)
SL Power Electronics Corp.	$4,263	$(5)	$4,258
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,756	$(5)	$22,751

8. Debt
Debt consists of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
2008 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2011	$10,256	$9,800

Total	10,256	9,800
Less: current portion	(10,256)	(9,800)

Total long-term debt	$—	$—

On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Facility (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility was reset and amended during the third quarter of 2009 and amended again in the third quarter of 2010.
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
On November 19, 2010, the Company entered into a Second Amendment to the Credit Agreement with Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto (the “Second Amendment”), further amending the 2008 Credit Facility among the Company, subsidiaries of the Company party thereto, Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto.
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

As of the date hereof, March 31, 2011, and December 31, 2010, the Company had a balance of $10,256,000 and $9,800,000, respectively, under the 2008 Credit Facility. At March 31, 2011, the Company had a total availability thereunder of $29,527,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
9. Accrued Liabilities — Other and Other Long-Term Liabilities
Accrued liabilities — other consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Taxes (other than income) and insurance	$590	$556
Commissions	668	707
Litigation and legal fees	139	151
Other professional fees	526	659
Environmental	2,911	3,132
Warranty	1,479	1,553
Deferred revenue	447	78
Other	1,853	1,778

	$8,613	$8,614

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.
Included in the environmental accrual are estimates for all known costs believed to be probable and reasonably estimable for sites that the Company currently operates or operated at one time (see Note 10 for additional information).
The following is a summary of activity in accrued warranty and service liabilities:

Three Months Ended
March 31, 2011
(in thousands)
Liability, beginning of year	$1,553
Expense for new warranties issued	178
Warranty claims	(252)

Liability, end of period	$1,479

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Environmental	$11,779	$11,779
Unrecognized tax benefits, interest and penalties	2,698	2,659

	$14,477	$14,438

10. Commitments And Contingencies
The Company is involved in certain legal and regulatory actions. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on the Company’s financial condition or results of operations, except as described below.
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
The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination that exceeds the selected cleanup standard (“OU-1”). The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.
In September 2006, the EPA issued a Record of Decision that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, was approximately $17,600,000, as stated in the Record of Decision. In an October 2010 meeting with the EPA, the EPA informed the Company that the OU-1 remedy would be implemented in two phases. Prior to the issuance of the EPA’s Record of Decision, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Well Field Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

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
In subsequent meetings and discussions with the U.S. Department of Justice (“DOJ”) and the EPA, the Company was informed that estimated OU-1 remediation costs are now in the range of $30,000,000 to $40,000,000 with additional past costs incurred by the EPA related to OU-1 of approximately $17,000,000. These costs are estimates provided to the Company by the EPA and DOJ as of year-end December 31, 2010. The Company has asked the DOJ/EPA for, but has not been furnished, support for these estimates and costs.
Notwithstanding the assertions of the DOJ and the EPA, based on discussions with its attorneys and environmental engineering consultants, the Company believes the EPA’s analytical effort is far from complete for OU-1. Further, technical data has not established that offsite migration of hazardous substances from the Company’s Pennsauken Site (OU-2) caused the contamination of OU-1 of the Puchack Well Field Superfund Site. In any event, the Company believes the evidence establishes that hazardous substances from the Company’s Pennsauken Site could have, at most, constituted only a small portion of the total contamination delineated in the vicinity of OU-1 of the Puchack Well Field Superfund Site. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified and brought into the legal proceedings by the DOJ to support the ultimate cost of remediation.
Also, the EPA is currently performing investigations relating to OU-2 of the Puchack Well Field Superfund Site. In an October 2010 meeting with the EPA, the EPA informed the Company that it did not have an estimate of proposed OU-2 costs at that time. The Company understands that the EPA expects to issue a Record of Decision for OU-2 in the second quarter or third quarter of 2011. On February 24, 2011, the Company’s management and legal counsel met with representatives of the EPA and the DOJ with respect to the Puchack Well Field Superfund Site, collectively OU-1 and OU-2. These discussions are ongoing.
The Company is currently in settlement discussions with the EPA and the DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement may, among other things, consist of a “limited ability to pay” component, which will be provided by the EPA and the DOJ and will be negotiated by the Company. While the EPA and the DOJ are viewing the OU-1 and OU-2 costs in a single ability to pay analysis, the Company is considering treating OU-1 and OU-2 as two separate and distinct items. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $11,776,000, of which all but $4,000,000 (recorded in 2006) was reserved and recorded as part of discontinued operations, net of tax, in the amount of $5,132,000 in the fourth quarter of 2010. The Company’s estimate of its OU-1 liability is based upon the government’s OU-1 Record of Decision, the government’s estimates of the costs, and the Company’s estimated portion of the liability based upon data from our environmental engineering consultants. The estimated OU-2 liability is based upon data from our environmental engineering consultants. The above liability is included in the total environmental accrual.

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
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $14,690,000, of which $11,779,000 is included as other long-term liabilities as of March 31, 2011. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

There are three sites on which the Company may incur material environmental costs in the future as a result of past activities of its former subsidiary, SurfTech. There are two Company owned sites related to its former subsidiary, SurfTech. These sites are located in Pennsauken, New Jersey (the “Pennsauken Site”) and in Camden, New Jersey (the “Camden Site”). There is also a third site, which is not owned by the Company, referred to as the “Puchack Well Field Site.” The Puchack Well Field Site and the Pennsauken Site are part of the Puchack Well Field Superfund Site.
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the saturated soil. The NJDEP approved the IRAWA, and the PIPS was implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants are collecting post-injection data for assessment of the overall success of the PIPS. Also, the Company’s environmental consultants are finalizing an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat contaminated groundwater. At March 31, 2011, the Company had an accrual of $2,070,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,525,000 in 2011.
The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $44,000, which has been accrued for at March 31, 2011. These costs are recorded as a component of continuing operations.
As of March 31, 2011 and December 31, 2010, environmental accruals of $14,690,000 and $14,911,000, respectively, have been recorded by the Company in accrued liabilities — other and in other long-term liabilities, as appropriate (see Note 9).

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
SLPE produces a wide range of custom and standard internal and external AC/DC and DC/DC power supply products to be used in customers’ end products. The Company’s power supplies closely regulate and monitor power outputs, resulting in stable and highly reliable power. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, wireless and wire line communications infrastructure, computer peripherals, military, handheld devices and industrial equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units. Products are developed and manufactured for custom electrical subsystems for OEMs of semiconductor, medical imaging, military and telecommunication systems. MTE designs and manufactures power quality electromagnetic products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors. New motor and motion controls are used in numerous applications, including military and commercial aerospace equipment, medical devices and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three-month periods ended March 31, 2011 and March 31, 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$21,725	$16,332
High Power Group	16,735	13,111

Total	38,460	29,443

SL-MTI	9,108	7,011
RFL	5,026	5,679

Consolidated	$52,594	$42,133

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$2,315	$817
High Power Group	2,105	1,108

Total	4,420	1,925

SL-MTI	1,610	797
RFL	438	941
Other	(1,429)	(1,487)

Consolidated	$5,039	$2,176

Total assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$39,073	$37,155
High Power Group	31,859	31,539

Total	70,932	68,694

SL-MTI	12,902	11,262
RFL	14,722	14,525
Other	9,311	10,418

Consolidated	$107,867	$104,899

Goodwill and intangible assets, net, as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$4,975	$5,067
High Power Group	16,202	16,328

Total	21,177	21,395

SL-MTI	—	—
RFL	5,454	5,373

Consolidated	$26,631	$26,768

12. Retirement Plans And Deferred Compensation
During the three-month periods ended March 31, 2011 and March 31, 2010, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined.
Costs incurred under these plans amounted to $388,000 during the three-month period ended March 31, 2011 and $284,000 for the three-month period ended March 31, 2010.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $96,000 and $94,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.
13. Fire Related Loss And Insurance Recovery
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE. The fire was contained to an area that manufactured MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. Details of the net fire related loss are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Fire related loss	$—	$(370)
Insurance recovery	—	332

Net fire related loss	$—	$(38)

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
During the first quarter of 2010, the Company recorded an estimated loss related to the fire of $38,000. To date, the Company has recorded a total estimated net loss related to the fire of $109,000, all of which was recorded during fiscal year 2010. In February 2011, the Company submitted $952,000 in claims related to the loss. Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance carriers.
14. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three-month periods ended March 31, 2011 and March 31, 2010 were $284,000 and $182,000, respectively. Accounts receivable due from RFL Communications at March 31, 2011 were $260,000.
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
The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and Current Reports on Form 8-K.
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

In the sections that follow, statements with respect to 2011 or the quarter ended 2011 refer to the three-month period ended March 31, 2011. Statements with respect to 2010 or the quarter ended 2010 refer to the three-month period ended March 31, 2010. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).
Business Trends
With the gradual improvement in global economic conditions, demand for the Company’s products and services increased during 2011, compared to 2010. Sales for the quarter ended March 31, 2011, increased by $10,461,000, or 25%, while income from operations increased by $2,863,000, or 132%. All operating entities experienced increases in sales and income from operations during 2011 as compared to 2010, except RFL.
During 2011, the Company’s backlog increased to $75,282,000, from $67,262,000 in 2010, for an increase of 12% on a comparative basis. All of the Company’s operating entities recorded increases in backlog, which ranged from 10% to 69%, except for SLPE. The Company’s net new orders for the first quarter of 2011 increased by 5%, compared to the first quarter of 2010.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. However, RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the quarters ended 2011 and 2010. The Company recognizes equipment revenue upon shipment or delivery, and transfer of title. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Service and installation revenue is recognized when completed. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, is allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010.
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to purchase a product out of its inventory below standard net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the quarters ended 2011 and 2010 by approximately 0.5% and 0.6%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.9% of gross trade receivables as of March 31, 2011 and December 31, 2010, respectively.

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
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $2,384,000 and $2,358,000 as of March 31, 2011 and December 31, 2010, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $314,000 as of March 31, 2011, and $301,000 as of December 31, 2010. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of March 31, 2011 and December 31, 2010 were $11,616,000 and $11,727,000, respectively, net of valuation allowances of $955,000 and $937,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2010. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2011 and 2010. As of March 31, 2011 and December 31, 2010, goodwill totaled $22,751,000 and $22,756,000 (representing 21% and 22% of total assets), respectively.
As of the testing conducted as of December 31, 2010, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2011, unless management identifies a triggering event in the interim.
Management has not identified any triggering events, as defined by ASC 350 “Intangibles — Goodwill and Other,” during 2011. Accordingly, no interim impairment test has been performed.

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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2010, the Company recorded additional reserves of $7,776,000 and $1,273,000 related to environmental matters at its Pennsauken, New Jersey and Camden, New Jersey sites, respectively. No additional reserves were recorded during the first quarter of 2011 for the Pennsauken, New Jersey and Camden, New Jersey sites. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 10 to this Quarterly Report.
Liquidity And Capital Resources

	March 31,	December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$—	$1,374	$(1,374)	(100%)
Bank debt	$10,256	$9,800	$456	5%
Working capital	$22,509	$20,121	$2,388	12%
Shareholders’ equity	$50,909	$47,249	$3,660	8%
The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided from operating activities from continuing operations and funding available under a credit facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.
At March 31, 2011, the Company reported no cash and cash equivalents, compared to $1,374,000 of cash and cash equivalents as of December 31, 2010. Cash and cash equivalents decreased in 2011 primarily due to $1,716,000 cash used in investing activities, which was partially offset by $620,000 of cash provided by financing activities and $176,000 of cash provided by operating activities from continuing operations. The decrease in cash in 2011 was also due to $427,000 of cash used in operating activities from discontinued operations.
Net cash provided by operating activities from continuing operations during the quarter ended March 31, 2011 was $176,000, as compared to net cash used in operating activities from continuing operations during the quarter ended March 31, 2010 of $3,276,000. The sources of cash from operating activities for the quarter ended March 31, 2011 were income from continuing operations of $3,602,000, an increase in accounts payable of $1,011,000, and the add-back of depreciation and amortization expense of $769,000. The largest increase in accounts payable occurred at MTE of $955,000 due to increased inventory purchases to meet customer demand and extended payment terms from suppliers. These sources and add-backs were partially offset by a decrease in other accrued liabilities of $1,533,000, an increase in inventories of $1,434,000, an increase in accounts receivable of $999,000, and an increase in prepaid expenses of $838,000. The decrease in other accrued liabilities was primarily related to the payment of 2010 bonuses during March 2011. The largest increases in inventory occurred at SLPE and Teal in order to meet the increase in demand from customers. The largest increase in accounts receivable occurred at SL-MTI primarily due to increased sales during the first quarter of 2011 coupled with significant collections during December 2010. The increase in prepaid expenses related to the renewal of certain insurance policies in the first quarter of 2011. The uses of cash from operating activities for the quarter ended March 31, 2010 were an increase in accounts receivable of $4,824,000 and an increase in inventories of $930,000. The increase in accounts receivable was primarily related to increased sales at all operating segments. Accounts receivable increased by $2,800,000 at SLPE, $1,082,000 at Teal and $668,000 at MTE. These uses of cash were partially offset by an increase in accounts payable of $868,000, primarily attributable to SLPE.
During the quarter ended March 31, 2011, net cash used in investing activities was $1,716,000, as compared to net cash used in investing activities of $285,000 during the first quarter of 2010. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment of $1,504,000 and for the purchase of other assets of $212,000. During the first quarter of 2011, SLPE incurred approximately $1,170,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. The purchase of other assets was primarily related to the purchase of software. During 2010, the use of cash in investing activities was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment.
During the quarter ended March 31, 2011, net cash provided by financing activities was $620,000, as compared to net cash used in financing activities of $794,000 during the first quarter of 2010. Cash provided by financing activities during 2011 was primarily related to $6,856,000 of borrowings from the 2008 Credit Facility and $161,000 of proceeds from stock option exercises. Cash provided by financing activities was partially offset by $6,400,000 in payments to the 2008 Credit Facility. During the quarter ended March 31, 2010, net cash used in financing activities was $794,000, related to treasury stock activity.
On November 19, 2010, the Company entered into the Second Amendment to the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility. As of March 31, 2011 and December 31, 2010, the Company had a balance of $10,256,000 and $9,800,000, respectively, under the 2008 Credit Facility. At March 31, 2011, the Company had total availability thereunder of $29,527,000.
The Company’s current ratio was 1.56 to 1 at March 31, 2011 and 1.49 to 1 at December 31, 2010. Current assets increased by $1,694,000 from December 31, 2010, while current liabilities decreased by $694,000 during the same period.

Capital expenditures were $1,504,000 in 2011, which represented an increase of $1,220,000 from the capital expenditure levels of 2010. Capital expenditures in 2011 were primarily attributable to tenant improvements on the previously mentioned new manufacturing facility in Mexicali, Mexico, and to a lesser extent purchases of machinery, computer hardware, and demonstration equipment. During the remainder of 2011, the Company anticipates spending approximately $4,910,000 on property, plant and equipment, used primarily to upgrade production capabilities, upgrade technology, and complete the relocation of a manufacturing facility.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the quarter ended March 31, 2011.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at March 31, 2011 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,728	$2,689	$904	$1,233	$6,554
Debt (1)	10,358	—	—	—	10,358

	$12,086	$2,689	$904	$1,233	$16,912

(1)	Includes interest payments through maturity of $102,000.
The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $314,000 as of March 31, 2011, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.
Off-Balance Sheet Arrangements
It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company entered into purchase agreements for copper during 2010 and again during the first quarter of 2011. As of March 31, 2011, inventory purchase agreements for copper totaled $4,380,000. No purchase commitments for copper were greater than six months.

Results of Operations
Three months ended March 31, 2011, compared with three months ended March 31, 2010
The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended March 31, 2011 and the quarter ended March 31, 2010:

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$21,725	$16,332	$5,393	33%
High Power Group	16,735	13,111	3,624	28%

Total	38,460	29,443	9,017	31%

SL-MTI	9,108	7,011	2,097	30%
RFL	5,026	5,679	(653)	(11%)

Total	$52,594	$42,133	$10,461	25%

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$2,315	$817	$1,498	183%
High Power Group	2,105	1,108	997	90%

Total	4,420	1,925	2,495	130%

SL-MTI	1,610	797	813	102%
RFL	438	941	(503)	(53%)
Other	(1,429)	(1,487)	58	4%

Total	$5,039	$2,176	$2,863	132%

During 2011, consolidated net sales increased by $10,461,000, or 25%. When compared to 2010, net sales of the Power Electronics Group increased by $9,017,000, or 31%, and net sales of SL-MTI increased by $2,097,000, or 30%. Net sales at RFL decreased by $653,000, or 11%.
In 2011, the Company’s income from operations was $5,039,000, compared to $2,176,000 in 2010, representing an increase of $2,863,000, or 132%. Income from operations was 10% of net sales in 2011, compared to income from operations of 5% of net sales in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.

Income from continuing operations in 2011 was $3,602,000, or $0.79 per diluted share, compared to income from continuing operations in 2010 of $1,276,000, or $0.21 per diluted share. Income from continuing operations was approximately 7% of net sales in 2011, compared to income from continuing operations of 3% of net sales in 2010.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $21,725,000, or 41% of consolidated net sales in 2011, compared to $16,332,000, or 39% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $4,935,000, or 50%. Sales of the industrial product line increased by $1,065,000, or 40%, while sales of the data communications product line decreased by $431,000, or 12%. The increase in sales of the medical equipment product line and industrial product line was due primarily to increased sales volumes during 2011 related to the strengthening of the worldwide economy. The increase in the medical equipment product line was also due to a new large international customer order in 2011. The decrease in sales of the data communications product line was due primarily to a decrease in volumes to a large international customer in 2011. Returns and distributor credits also affected net sales, which represented approximately 1% and 2% of gross sales in 2011 and 2010, respectively. Domestic sales increased by 36% and international sales increased by 26% during 2011.
SLPE reported income from operations of $2,315,000 in 2011, compared to income from operations of $817,000 in 2010. Income from operations increased in 2011 due to a significant increase in sales of 33%, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 3% as a percentage of net sales during 2011 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales.
High Power Group
The High Power Group reported net sales of $16,735,000, or 32% of consolidated net sales in 2011, compared to $13,111,000, or 31% of consolidated net sales in 2010. The increase in net sales during 2011 was due to an increase in net sales at MTE of $2,802,000, or 53%, and an increase in net sales at Teal of $822,000, or 11%.
MTE’s sales increase is primarily attributable to an increase in sales to both OEMs and distributors during 2011. Domestic sales increased 34%, while international sales increased 125%. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the natural resource market. The increase in international sales is due to an increase in project based sales to South America in the oil and gas markets.
Teal’s sales increase is attributable to an increase in sales to medical imaging equipment manufacturers of $142,000, the semi-conductor market of $638,000, and military and aerospace industries of $121,000, partially offset by a decrease in sales of other product lines of $79,000. Sales to medical imaging equipment market and semi-conductor market increased during 2011 due to increased volumes to several large customers. The increase in the semi-conductor market is almost entirely driven by international sales. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. The increase in volumes to military and aerospace customers is the result of relative low volumes in 2010 as a result of the global economic downturn. Other product lines net sales decreased in 2011 primarily due to a decrease in repair and maintenance activities. Domestic sales increased by 8% and international sales increased by 25% during 2011.

The High Power Group reported income from operations of $2,105,000 in 2011, which represented an increase of 90% from 2010. The increase in income from operations during 2011 was due to an increase at MTE of $706,000 and an increase at Teal of $291,000. The increase in the High Power Group’s income from operations is due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 2% as a percentage of net sales during 2011 due primarily to a decrease in SG&A.
SL-MTI
SL-MTI recorded net sales of $9,108,000, or 17% of consolidated net sales in 2011, compared to $7,011,000, or 17% of consolidated net sales in 2010. Sales to customers in the defense and commercial aerospace industries increased by $1,929,000, while sales of commercial products increased by $192,000. Domestic sales increased by 26% and international sales increased by 51% during 2011. The increase in international sales was primarily related to an increase in volumes to a customer located in Europe and a customer located in Canada.
SL-MTI reported income from operations of $1,610,000 in 2011, which represented an increase of 102% from 2010. The increase in income from operations during 2011 was due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011 due to the relatively high volume of sales, improved product mix, and lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico. Operating costs decreased by approximately 5% as a percentage of net sales during 2011 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales.
RFL
RFL recorded net sales of $5,026,000, or 10% of consolidated net sales in 2011, compared to $5,679,000, or 13% of consolidated net sales in 2010. Sales of RFL’s communications products decreased by $215,000, or 9% and sales of protection products decreased by $448,000, or 15%. The decrease in the communications product line was primarily due to decreased sales to the rail industry and decreased Legacy product sales. The decrease in protection products is primarily related to a large customer project recorded during the first quarter of 2010 without a comparable project during the first quarter of 2011. During 2011, RFL had the shipment of a large order delayed from the first quarter to the second quarter due to the timing of acceptance testing by the customer. Customer service sales remained relatively flat. Domestic sales decreased by $318,000, or 7%, while international sales decreased by $336,000, or 26%, primarily related to decreased sales to customers located in Canada.
RFL reported income from operations of $438,000 in 2011, which represented a decrease of 53% from 2010. Income from operations decreased in 2011 due to a decrease in sales and a decrease in gross profit and operating expenses as a percentage of net sales. Gross profit as a percentage of net sales decreased by approximately 5% in 2011 due to an unfavorable change in customer and product mix. Operating expenses as a percentage of net sales increased by approximately 3% due to an increase in SG&A and engineering and product development costs as a percentage of net sales.

Gross Profit
During the first quarter of 2011, gross profit increased by $3,785,000, or 27%, from $13,990,000 to $17,775,000. As a percentage of consolidated net sales, gross profit was approximately 34% for the quarter ended 2011, compared to 33% for the quarter ended 2010.
SLPE, the High Power Group, and SL-MTI recorded increases in their gross profit as a percentage of net sales of approximately 2%, while RFL recorded a decrease of approximately 5%. SLPE’s increase in its gross profit as a percentage of net sales was due primarily to an increase in sales volumes coupled with a more favorable sales mix. The High Power Group’s increase in its gross profit as a percentage of net sales was due primarily to improved sales mix and high sales volumes. SL-MTI’s increase in its gross profit percentage of net sales was due to the relatively high volume of sales, improved product mix, and lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico. RFL’s decrease in the percentage of gross profit was due to an unfavorable change in customer and product mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins.
Engineering and Product Development Expenses
Engineering and product development expenses increased by $326,000, or 11%. Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. Two of the Company’s operating entities recorded decreases in engineering and product development expenses as a percentage of net sales during 2011, including a 1% decrease at SLPE and a 2% decrease at SL-MTI. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to increased sales volumes coupled with a shift of engineering and product development costs to lower cost locations. The decrease in engineering and product development costs as a percentage of net sales at SL-MTI was primarily due to an increase in funding of customer projects during 2011 while maintaining a consistent employee headcount between periods. The decrease as a percentage of net sales was also due to a 25% increase in net sales while product development costs increased by only 11% during 2011. The decreases at SLPE and SL-MTI were partially offset by a 1% increase at RFL in engineering and product development expenses as a percentage of net sales during 2011. The increase at RFL was due primarily to a decrease in sales of 11% during 2011. Engineering and product development expenses as a percentage of net sales were relatively flat at the High Power Group during 2011 and 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $601,000, or 7%, on a 25% increase in sales. Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 19% of net sales for 2010. SLPE’s expenses increased by $464,000 in 2011 due to an increase in sales related costs and severance paid to the former president of SLPE. The High Power Group recorded an increase in selling, general and administrative expenses of $284,000, due to the addition of employees and increased commissions due to higher sales levels. The increases at SLPE and the High Power Group were partially offset by a $104,000 decrease in selling, general and administrative expenses at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses during 2011. Selling, general and administrative expenses were relatively flat at SL-MTI during 2011 and 2010, respectively. Corporate and Other expenses decreased by $58,000, or 4%, primarily related to decreased professional fees and compensation expense.

Depreciation And Amortization Expenses
Depreciation and amortization expenses were relatively flat in 2011 and in 2010, respectively.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of approximately $76,000 in 2011 and $61,000 in 2010. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Fire Related Loss, Net
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE. The fire was contained to an area that manufactured MTE products. The Company is fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for all of these costs, net of applicable adjustments and deductibles.
During the first quarter of 2010, the Company recorded an estimated loss related to the fire of $38,000. To date, the Company has recorded a total estimated net loss related to the fire of $109,000, all of which was recorded during fiscal year 2010. In February 2011, the Company submitted $952,000 in claims related to the loss. Any additional gains, losses and recoveries will be recognized in subsequent periods as amounts are determined and finalized with the Company’s insurance carriers.
Interest Expense
Interest expense in 2011 was $82,000, compared to $33,000 in 2010. The increase in interest expense was primarily due to increased borrowings under the Company’s 2008 Credit Facility. The Company had $10,256,000 in outstanding debt as of March 31, 2011. The Company maintained no outstanding bank debt as of March 31, 2010.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2011 was approximately 26%. For the first quarter ended 2010, the effective tax rate was approximately 38%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the estimated income tax rate.
The effective tax rate reflects the statutory rate after an adjustment for the state tax provision and offset by the recording of benefits related to the research and development and foreign tax credits as well as the effect of applying a higher statutory tax rate to deferred taxes that existed as of the first day of the year. The effective tax rate in 2010 reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.

Discontinued Operations
During 2011, the Company recorded a loss from discontinued operations, net of tax, of $190,000, compared to $150,000, net of tax, in 2010. These charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site.
Net Income
Net income was $3,412,000, or $0.75 per diluted share, for 2011 compared to $1,126,000, or $0.18 per diluted share, for 2010. The weighted average number of shares used in the diluted earnings per share computation were 4,566,000 and 6,149,000 for 2011 and 2010, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 10 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first three months of 2011, as approved by its Audit Committee. During the quarter ended March 31, 2011, there were no non-audit services performed by Grant Thornton.

ITEM 6.	EXHIBITS
31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
31.2 Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
32.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	SL INDUSTRIES, INC. (Registrant)
	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer (Principal Accounting Officer)