Form 10-Q
period 2011-06-30
SL INDUSTRIES INC
filed 2011-08-03
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of July 27, 2011 was 4,538,173.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2011 (Unaudited) and December 31, 2010	1

Consolidated Statements of Income and Comprehensive Income Three Months Ended June 30, 2011 and 2010 (Unaudited) and Six Months Ended June 30, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults upon Senior Securities	46

Item 5. Other Information	46

Item 6. Exhibits	47

Signatures	48

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1.	Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,613,000	$1,374,000
Receivables, net	32,889,000	30,753,000
Inventories, net	24,119,000	22,225,000
Other current assets	3,272,000	1,994,000
Deferred income taxes, net	3,954,000	4,743,000

Total current assets	67,847,000	61,089,000

Property, plant and equipment, net	9,913,000	8,921,000
Deferred income taxes, net	7,189,000	6,984,000
Goodwill	22,746,000	22,756,000
Other intangible assets, net	3,653,000	4,012,000
Other assets and deferred charges, net	1,153,000	1,137,000

Total assets	$112,501,000	$104,899,000

LIABILITIES
Current liabilities:
Debt, current portion	$9,000,000	$9,800,000
Accounts payable	17,469,000	14,894,000
Accrued income taxes	488,000	1,400,000
Accrued liabilities:
Payroll and related costs	6,061,000	6,260,000
Other	7,721,000	8,614,000

Total current liabilities	40,739,000	40,968,000

Deferred compensation and supplemental retirement benefits	2,170,000	2,244,000
Other long-term liabilities	13,782,000	14,438,000

Total liabilities	56,691,000	57,650,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 6,963,000 shares, respectively	1,393,000	1,393,000
Capital in excess of par value	24,443,000	24,085,000
Retained earnings	52,248,000	44,627,000
Accumulated other comprehensive income (loss)	15,000	(87,000)
Treasury stock at cost, 2,425,000 and 2,477,000 shares, respectively	(22,289,000)	(22,769,000)

Total shareholders’ equity	55,810,000	47,249,000

Total liabilities and shareholders’ equity	$112,501,000	$104,899,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$56,266,000	$47,790,000	$108,860,000	$89,923,000
Cost and expenses:
Cost of products sold	37,890,000	32,579,000	72,709,000	60,722,000
Engineering and product development	3,180,000	3,201,000	6,486,000	6,181,000
Selling, general and administrative	8,807,000	7,881,000	17,468,000	15,941,000
Depreciation and amortization	775,000	798,000	1,544,000	1,572,000

Total cost and expenses	50,652,000	44,459,000	98,207,000	84,416,000

Income from operations	5,614,000	3,331,000	10,653,000	5,507,000
Other income (expense):
Amortization of deferred financing costs	(77,000)	(60,000)	(153,000)	(121,000)
Fire related gain (loss), net	277,000	(70,000)	277,000	(108,000)
Interest income	—	1,000	1,000	1,000
Interest expense	(56,000)	(9,000)	(138,000)	(42,000)

Income from continuing operations before income taxes	5,758,000	3,193,000	10,640,000	5,237,000
Income tax provision	2,142,000	1,130,000	3,422,000	1,898,000

Income from continuing operations	3,616,000	2,063,000	7,218,000	3,339,000
Income (loss) from discontinued operations, net of tax	593,000	(1,049,000)	403,000	(1,199,000)

Net income	$4,209,000	$1,014,000	$7,621,000	$2,140,000

Basic net income (loss) per common share
Income from continuing operations	$0.80	$0.34	$1.60	$0.55
Income (loss) from discontinued operations, net of tax	0.13	(0.17)	0.09	(0.20)

Net income	$0.93	$0.17	$1.69	$0.35

Diluted net income (loss) per common share
Income from continuing operations	$0.79	$0.34	$1.58	$0.55
Income (loss) from discontinued operations, net of tax	0.13	(0.17)	0.09	(0.20)

Net income	$0.92	$0.17	$1.67	$0.35

Shares used in computing basic net income (loss) per common share	4,523,000	6,027,000	4,507,000	6,076,000

Shares used in computing diluted net income (loss) per common share	4,576,000	6,066,000	4,558,000	6,111,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$4,209,000	$1,014,000	$7,621,000	$2,140,000
Other comprehensive income, net of tax:
Foreign currency translation	93,000	30,000	102,000	(9,000)

Comprehensive income	$4,302,000	$1,044,000	$7,723,000	$2,131,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$7,621,000	$2,140,000
Adjustment for (income) loss from discontinued operations	(403,000)	1,199,000

Income from continuing operations	7,218,000	3,339,000

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,007,000	949,000
Amortization	537,000	623,000
Amortization of deferred financing costs	153,000	121,000
Stock-based compensation	173,000	180,000
Tax benefit from exercise of stock options	(200,000)	(147,000)
Non-cash compensation expense	—	157,000
Fire related (gain) loss	(277,000)	108,000
(Recoveries of) provisions for losses on accounts receivable	(13,000)	64,000
Deferred compensation and supplemental retirement benefits	199,000	196,000
Deferred compensation and supplemental retirement benefit payments	(270,000)	(269,000)
Deferred income taxes	584,000	46,000
Loss on sale of equipment	12,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(2,136,000)	(7,705,000)
Inventories	(1,894,000)	(1,405,000)
Other current assets	(1,555,000)	(1,550,000)
Other assets	(116,000)	6,000
Accounts payable	2,575,000	2,568,000
Other accrued liabilities	(703,000)	1,024,000
Accrued income taxes	155,000	803,000

Net cash provided by (used in) operating activities from continuing operations	5,449,000	(890,000)
Net cash (used in) operating activities from discontinued operations	(823,000)	(589,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,626,000	(1,479,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,934,000)	(635,000)
Purchases of other assets	(301,000)	(152,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,235,000)	(787,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	10,300,000	—
Payments of Revolving Credit Facility	(11,100,000)	—
Payments of deferred financing costs	(1,000)	—
Treasury stock purchases	—	(1,993,000)
Treasury stock sales	—	337,000
Proceeds from stock options exercised	465,000	429,000
Tax benefit from exercise of stock options	200,000	147,000

NET CASH USED IN FINANCING ACTIVITIES	(136,000)	(1,080,000)

Effect of exchange rate changes on cash	(16,000)	58,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,239,000	(3,288,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,374,000	9,967,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,613,000	$6,679,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$140,000	$42,000
Income taxes	$3,356,000	$845,000
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
Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows to conform to the current year presentation.
2. Receivables
Receivables consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Trade receivables	$32,681	$30,728
Less: allowance for doubtful accounts	(572)	(585)

	32,109	30,143
Recoverable income taxes	50	68
Other	730	542

	$32,889	$30,753

3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$16,955	$15,636
Work in process	4,784	4,137
Finished goods	4,347	4,814

	26,086	24,587
Less: allowances	(1,967)	(2,362)

	$24,119	$22,225

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
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income available to common shareholders:
Net income available to common shareholders from continuing operations	$3,616	$2,063	$7,218	$3,339

Shares:
Basic weighted average number of common shares outstanding	4,523	6,027	4,507	6,076
Common shares assumed upon exercise of stock options	53	39	51	35

Diluted weighted average number of common shares outstanding	4,576	6,066	4,558	6,111

Basic net income (loss) per common share:
Income from continuing operations	$0.80	$0.34	$1.60	$0.55
Income (loss) from discontinued operations (net of tax)	0.13	(0.17)	0.09	(0.20)

Net income	$0.93	$0.17	$1.69	$0.35

Diluted net income (loss) per common share:
Income from continuing operations	$0.79	$0.34	$1.58	$0.55
Income (loss) from discontinued operations (net of tax)	0.13	(0.17)	0.09	(0.20)

Net income	$0.92	$0.17	$1.67	$0.35

No stock options were excluded from the dilutive computation for the six-months ended June 30, 2011, since all option exercise prices were less than the average market price of the Company’s common stock. For the six-months ended June 30, 2010, approximately 328,000 stock options were excluded from the dilutive computation because the option exercise prices were greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation
At June 30, 2011, the Company had stock-based employee compensation plans as described below. Stock-based compensation cost (included in selling, general, and administrative expenses) for the three and six months ended June 30, 2011 was $99,000 and $173,000 ($61,000 and $106,000, net of tax), respectively. For the three and six months ended June 30, 2010, the total compensation expense was $115,000 and $180,000 ($70,000 and $110,000, net of tax), respectively. The associated actual tax benefits realized for the tax deduction from option exercises of share-based payment units equaled $200,000 and $147,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.
The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). Stock options issued under each plan remain outstanding. As of June 30, 2011, 13,000 options were outstanding under the Director Plan and 5,000 options were outstanding under the 1991 Incentive Plan.
On May 14, 2008, the shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”). The 2008 Plan was proposed to create an additional incentive to retain directors, key employees and advisors of the Company. Prior to the amendment of the 2008 Plan on June 8, 2011, as described below, up to 315,000 shares of the Company’s common stock were subject to the 2008 Plan. Options granted under the 2008 Plan are required to stipulate an exercise price per share of not less than the fair market value of the Company’s common stock on the business day immediately prior to the date of the grant. Options granted under the 2008 Plan are exercisable no later than ten years after the grant date.
During 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During 2010, 135,000 of these options were cancelled.
During 2010, the Company granted 160,000 stock options to select executives and key employees under the 2008 Plan. All stock options that were issued vest over a three year period except for one grant of 15,000 shares, in which 7,500 shares vested on the date of grant and the remainder vests on the first anniversary of the grant date. Compensation expense is recognized over the vesting period of the options. During the first quarter of 2011, 5,000 of these options were forfeited in connection with the departure of a certain executive in February 2011.
On June 8, 2011, the shareholders approved amendments to the Company’s 2008 Plan to (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities.

No stock options were granted to select executives and key employees under the 2008 Plan during the six months ended June 30, 2011. There were 115,000 options granted to select executives and key employees under the 2008 Plan during the six months ended June 30, 2010. As of June 30, 2011, 165,000 options were outstanding under the 2008 Plan.
During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to which the Company awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”) targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the first six months of 2011, $16,000 was charged to compensation expense. As of June 30, 2011, total unamortized compensation expense for this grant was $566,000. As of June 30, 2011, the maximum number of achievable RSUs under the 2011 LTIP is 40,582 RSUs. These RSUs reduce the number of shares available to grant under the 2008 Plan.
Stock Options
Option activity under the principal option plans as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

		Weighted
	Outstanding	Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2010	253	$11.34	4.93	$1,554
Granted	—	—
Exercised	(52)	8.92
Forfeited	(5)	12.80
Expired	(13)	12.18

Outstanding as of June 30, 2011	183	$11.93	5.40	$2,160

Exercisable as of June 30, 2011	72	$10.57	4.32	$950

During the six-month period ended June 30, 2011, options to purchase approximately 52,000 shares of common stock with an aggregate exercise price of $465,000 were exercised by option holders. During the six-month period ended June 30, 2010, options to purchase approximately 67,000 shares of common stock with an aggregate exercise price of $429,000 were exercised by option holders.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2011 was $647,000.
As of June 30, 2011, $690,000 of total unrecognized compensation cost related to stock options, which excludes RSUs previously mentioned, is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of share-based payment units was estimated using the Black Scholes option pricing model. The table below presents the weighted-average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
The following assumptions and weighted-average fair value were as follows:

Six Months
Ended
June 30, 2010
Weighted average fair value of grants	$6.42
Valuation assumptions:
Expected dividend yield	0.00%
Expected volatility	68.77
Expected life (in years)	4.38
Risk-free interest rate	1.82%
No stock options were granted during the first six months ended June 30, 2011.
6. Income Tax
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
For the six-months ended June 30, 2011 and June 30, 2010, the effective income tax rate from continuing operations was 32% and 36%, respectively. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the effective income tax rate.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2011 and December 31, 2010 of $1,845,000 and $2,358,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $439,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. As of June 30, 2011, the Company has a liability for unrecognized benefits of $1,204,000 and $641,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2011, the Company has accrued approximately $158,000 for the payment of interest and penalties.
During the six-months ended June 30, 2011, the Company recorded additional benefits from research and development tax credits of $157,000. As of June 30, 2011, the Company’s gross research and development tax credit carryforwards totaled approximately $1,332,000. Of these credits, approximately $628,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $704,000 can be carried forward indefinitely. As of June 30, 2011, the Company’s gross foreign tax credits totaled approximately $539,000. These credits can be carried forward for ten years and will expire between 2020 and 2021.
During the second quarter of 2011 the Company reached a settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized income of $787,000 ($619,000 tax and $168,000 interest) from a previously unrecognized tax position related to the settlement.
7. Recently Adopted and Issued Accounting Pronouncements
In April 2010, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2010-13 “Compensation — Stock Compensation — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU No. 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of the provisions of ASU No. 2010-13 did not have an impact on the Company’s consolidated financial statements.

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
In January 2011, the FASB issued ASU No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2011-01 will be effective for interim and annual periods ending after June 15, 2011. The Company believes that adopting the provisions of ASU No. 2011-01 will not have an impact on its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments to Topic 310 (Receivables) clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties and when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the provisions of ASU No. 2011-02 did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. The Company believes that adopting the provision of ASU 2011-04 will not have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011. The Company believes that adopting the provision of ASU 2011-05 will not have a material impact on its consolidated financial statements.
8. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,746	$—	$22,746	$22,756	$—	$22,756

Other intangible assets:
Customer relationships	3,700	2,333	1,367	3,700	2,079	1,621
Patents	1,250	1,133	117	1,245	1,107	138
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,395	305	1,700	1,243	457
Licensing fees (1)	450	258	192	355	231	124

Total other intangible assets	8,772	5,119	3,653	8,672	4,660	4,012

	$31,518	$5,119	$26,399	$31,428	$4,660	$26,768

(1)	During January 2011, the Company’s RFL division purchased licensing fees for $95,000. The estimated useful life of the asset is five years.
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
Amortization expense for intangible assets for each of the three-month periods ended June 30, 2011 and June 30, 2010 was $229,000 and $226,000, respectively. Amortization expense for intangible assets for each of the six-month periods ended June 30, 2011 and June 30, 2010 was $459,000 and $451,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $884,000 in 2011, $734,000 in 2012, $405,000 in 2013, $366,000 in 2014 and $23,000 in 2015.
Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	June 30,
	2010	Exchange	2011
	(in thousands)
SL Power Electronics Corp.	$4,263	$(10)	$4,253
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,756	$(10)	$22,746

9. Debt
Debt consists of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
2008 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2011	$9,000	$9,800

Total	9,000	9,800
Less: current portion	(9,000)	(9,800)

Total long-term debt	$—	$—

On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Agreement (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility was reset and amended on August 12, 2009, November 19, 2010, March 28, 2011, and July 20, 2011 (see Note 18 for additional information).
The 2008 Credit Facility, as amended, provides for maximum borrowings of up to $40,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility was scheduled to expire on October 1, 2011, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.75% to 3.25%, or an alternative rate, which is the higher of (i) the Federal Funds rate plus 0.5%, or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 1.0%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and limitations on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.
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

On March 28, 2011, the Company entered into a Third Amendment to the Credit Agreement with Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto (the “Third Amendment”). The Third Amendment permits the Company to extend the maturity date of the letters of credit issued under the 2008 Credit Facility. The letters of credit issued under 2008 Credit Facility are now scheduled to expire on September 25, 2012.
As of the date hereof, June 30, 2011, and December 31, 2010, the Company had a balance of $9,000,000 and $9,800,000, respectively, under the 2008 Credit Facility. At June 30, 2011, the Company had a total availability thereunder of $30,527,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
10. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Taxes (other than income) and insurance	$387	$556
Commissions	628	707
Litigation and legal fees	173	151
Other professional fees	535	659
Environmental	2,816	3,132
Warranty	1,399	1,553
Deferred revenue	138	78
Other	1,645	1,778

	$7,721	$8,614

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.
Included in the environmental accrual are estimates for all known costs believed to be probable and reasonably estimable for sites that the Company currently operates or operated at one time (see Note 12 for additional information).

The following is a summary of activity in accrued warranty and service liabilities:

Six Months Ended
June 30, 2011
(in thousands)
Liability, beginning of year	$1,553
Expense for new warranties issued	323
Warranty claims	(477)

Liability, end of period	$1,399

11. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Environmental	$11,779	$11,779
Unrecognized tax benefits, interest and penalties	2,003	2,659

	$13,782	$14,438

12. Commitments And Contingencies
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
In June 2011, the EPA announced a proposed plan for “cleaning up the soil” at OU-2. The remedy proposed by the EPA is “Geochemical Fixation.” This remedy involves applying a chemical reductant to the contaminated soil to reduce hexavalent chromium by converting it to immobilized trivalent chromium. The EPA’s estimated cost for this remedy is $20,700,000 over seven years. The public comment period for the proposed plan expired on July 27, 2011. On behalf of the Company, the Company’s environmental consultants provided comments to the EPA plan on July 22, 2011. The comments included the belief that: (a) there are other PRPs responsible for chromium ground water contamination, (b) building demolition for an estimated cost of $2,300,000 is not necessary for this remedy, (c) the extent and depth of the hexavalent chromium exceeds cleanup criteria, (d) the estimate for oversight costs are excessive, and (e) that significant testing be performed prior to implementing the Geochemical Fixation remedy to ensure that the remedy will satisfy all requirements with respect to ground water quality. The Company understands that the EPA expects to issue a Record of Decision (“ROD”) for OU-2 in the third or fourth quarter of 2011 which will outline the remedy. The Company intends to have its environmental consultants play an active role in the remediation design after the ROD is issued.

The Company is currently in settlement discussions with the EPA and the DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement may, among other things, consist of a “limited ability to pay” component, which will be provided by the EPA and the DOJ and will be negotiated by the Company. While the EPA and the DOJ are viewing the OU-1 and OU-2 costs in a single ability to pay analysis, the Company is considering treating OU-1 and OU-2 as two separate and distinct items. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $11,776,000, all of which was recorded in prior years. The Company’s estimate of its OU-1 liability is based upon the government’s OU-1 Record of Decision, the government’s estimates of the costs, and the Company’s estimated portion of the liability based upon data from our environmental engineering consultants. The estimated OU-2 liability is based upon the EPA’s proposed plan for remediation, and data from our environmental engineering consultants. The above liability is included in the total environmental accrual.
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
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $14,595,000, of which $11,779,000 is included as other long-term liabilities as of June 30, 2011. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the saturated soil. The NJDEP approved the IRAWA, and the PIPS were implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants have collected post-injection data for assessment of the overall success of the PIPS. Our consultants are now in the process of assessing whether the PIPS should be implemented as a full scale soil remedy. Also, the Company’s environmental consultants finalized an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat on-site contaminated groundwater. This plan was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The Phase II Pilot Study would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. This plan also required the collection of groundwater samples to assess the performance of the Phase II Pilot Study. To date, the Company’s consultants have not received any comments from NJDEP regarding the IRA Work plan Addendum II and permit applications necessary to implement the Phase II Pilot Study. Implementation of the Phase II Pilot Study is scheduled to commence in December 2011, depending upon approval of the plan and related permits from the NJDEP. At June 30, 2011, the Company had an accrual of $1,942,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $ 755,000 for the remainder of 2011.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $44,000, which has been accrued for at June 30, 2011. These costs are recorded as a component of continuing operations.
As of June 30, 2011 and December 31, 2010, environmental accruals of $14,595,000 and $14,911,000, respectively, have been recorded by the Company in accrued liabilities — other and in other long-term liabilities, as appropriate (see Notes 10 and 11).
13. Segment Information
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
The unaudited comparative results for the three-month periods and six-month periods ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$22,581	$21,100	$44,306	$37,433
High Power Group	18,151	13,225	34,886	26,335

Total	40,732	34,325	79,192	63,768

SL-MTI	9,310	7,859	18,418	14,869
RFL	6,224	5,606	11,250	11,286

Consolidated	$56,266	$47,790	$108,860	$89,923

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$2,055	$1,557	$4,370	$2,374
High Power Group	2,393	1,135	4,498	2,243

Total	4,448	2,692	8,868	4,617

SL-MTI	1,641	1,232	3,251	2,030
RFL	895	776	1,333	1,717
Other	(1,370)	(1,369)	(2,799)	(2,857)

Consolidated	$5,614	$3,331	$10,653	$5,507

Total assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$40,460	$37,155
High Power Group	33,471	31,539

Total	73,931	68,694

SL-MTI	12,091	11,262
RFL	14,118	14,525
Other	12,361	10,418

Consolidated	$112,501	$104,899

Goodwill and intangible assets, net, as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$4,882	$5,067
High Power Group	16,076	16,328

Total	20,958	21,395

SL-MTI	—	—
RFL	5,441	5,373

Consolidated	$26,399	$26,768

14. Retirement Plans And Deferred Compensation
During the six-month periods ended June 30, 2011 and June 30, 2010, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $303,000 and $691,000 during the three and six-month periods ended June 30, 2011. Costs incurred under these plans amounted to $340,000 and $624,000 during the three and six-month periods ended June 30, 2010.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $97,000 and $193,000 during the three and six-month periods ended June 30, 2011. The amount charged to expense in connection with these agreements amounted to $95,000 and $189,000 during the three and six-month periods ended June 30, 2010.

15. Fire Related Gain (Loss) And Insurance Recovery
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE. The fire was contained to an area that manufactured MTE products. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. Details of the net fire related gain (loss) are as follows:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Fire related loss	$—	$(663)
Insurance recovery	277	555

Net fire related gain (loss)	$277	$(108)

The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents the replacement cost of property and equipment damaged as a result of the fire, the fair market value of inventory damaged in the fire, cleanup costs and increased business expenses, net of applicable adjustments and deductibles. As of December 31, 2010, the Company’s estimated insurance recoveries equaled $533,000.
During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. As of June 30, 2011, the Company’s receivable related to the fire damages equaled $610,000 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. The Company received the outstanding $610,000 from its insurance carriers on July 15, 2011. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
16. Discontinued Operations
For the six months ended June 30, 2011, discontinued operations before income taxes was a loss of $591,000 while net income from discontinued operations equaled $403,000. Discontinued operations before income taxes relates to $591,000 ($384,000 net of tax) of legal and environmental charges primarily associated with the past operations of SL Surface Technologies, Inc. (“SurfTech”). Net income from discontinued operations relates to a settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest).
For the six months ended June 30, 2010, total loss from discontinued operations was $1,946,000 ($1,199,000 net of tax). Loss from discontinued operations in 2010 relates to legal and environmental charges primarily associated with the past operations of SurfTech. During the second quarter of 2010, the Company increased the reserves at its Camden site by $1,273,000 ($784,000 net of tax) to provide for additional anticipated cost to remediate.

17. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three month periods ended June 30, 2011 and June 30, 2010 were $109,000 and $147,000, respectively. Sales to RFL Communications for each of the six month periods ended June 30, 2011 and June 30, 2010 were $393,000 and $329,000, respectively. Accounts receivable due from RFL Communications at June 30, 2011 and December 31, 2010 were $65,000 and $100,000, respectively.
The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein and Kassan are directors of the Company. Mr. McNamara was a director of the Company from May 14, 2008 until June 8, 2011. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. Fees of approximately $150,000 and $190,000 were expensed for the three and six month periods ended June 30, 2010.
18. Subsequent Events
On July 20, 2011, the Company entered into a Fourth Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto (the “Fourth Amendment”). The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of applicable margin to lower the applicable margin, and (c) amends the definition of commitment fee margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and will be amortized over the remaining life of the 2008 Credit Facility.

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

In the sections that follow, statements with respect to the quarter ended 2011 or six months ended 2011 refer to the three-month and six-month periods ended June 30, 2011. Statements with respect to the quarter ended 2010 or six months ended 2010 refer to the three-month and six- month periods ended June 30, 2010. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).
Significant Transactions and Financial Trends
Significant transactions during the first six months of 2011 that impacted the Company’s financial results and cash flows include income from discontinued operations of $403,000. Income from discontinued operations was comprised of a favorable settlement with a foreign tax authority of $787,000 which was partially offset by charges related to environmental matters and legal expenses of $384,000, net of tax. The tax settlement had no impact on the Company’s cash flows. The Company recorded cash flow from continuing operations of $5,449,000 during the first six months of 2011.
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. During June 2011, the Company settled the fire damage claims with its insurance carriers for a total of $810,000 and as a result recorded a gain related to the fire of $277,000. As of June 30, 2011, the Company’s receivable related to the fire damages equaled $610,000, which was paid by the insurance carriers on July 15, 2011. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
Business Trends
With the gradual improvement in global economic conditions, demand for the Company’s products and services increased during the first six months of 2011, compared to the same period the prior year. Sales for the six months ended June 30, 2011, increased by $18,937,000, or 21%, while income from operations increased by $5,146,000, or 93%. All operating entities experienced increases in sales and income from operations during the first six months of 2011 as compared to the same period the prior year, except RFL.
During the first six months of 2011, the Company’s backlog decreased to $71,499,000, from $73,976,000 for the same period the prior year, for a decrease of 3% on a comparative basis. All of the Company’s operating entities recorded decreases in backlog ranging from 1% to 26%, except for MTE, which recorded an increase in backlog of 20%. The Company’s net new orders for the second quarter of 2011 decreased by 3% compared to the second quarter of 2010.
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
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to purchase a product out of its inventory below standard net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six-month periods ended 2011 and 2010 by approximately 0.5% and 0.6%, respectively.

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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.8% and 1.9% of gross trade receivables as of June 30, 2011 and December 31, 2010, respectively.
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
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $1,845,000 and $2,358,000 as of June 30, 2011 and December 31, 2010, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $158,000 as of June 30, 2011, and $301,000 as of December 31, 2010. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of June 30, 2011 and December 31, 2010 were $11,143,000 and $11,727,000, respectively, net of valuation allowances of $967,000 and $937,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.
Legal Contingencies
The Company is currently involved in certain legal proceedings. As discussed in Note 12 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2010. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2011 and 2010. As of June 30, 2011 and December 31, 2010, goodwill totaled $22,746,000 and $22,756,000 (representing 20% and 22% of total assets), respectively.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2010, the Company recorded additional reserves of $7,776,000 and $1,273,000 related to environmental matters at its Pennsauken, New Jersey and Camden, New Jersey sites, respectively. No additional reserves were recorded during the first six months of 2011 for the Pennsauken, New Jersey and Camden, New Jersey sites. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 12 to this Quarterly Report.

Liquidity And Capital Resources

	June 30,	December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$3,613	$1,374	$2,239	163%
Bank debt	$9,000	$9,800	$(800)	(8%)
Working capital	$27,108	$20,121	$6,987	35%
Shareholders’ equity	$55,810	$47,249	$8,561	18%
The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided from operating activities from continuing operations and funding available under a credit facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months. On July 20, 2011, the Company’s 2008 Credit Facility was extended to July 1, 2012.
At June 30, 2011, the Company reported $3,613,000 of cash and cash equivalents, compared to $1,374,000 of cash and cash equivalents as of December 31, 2010. Cash and cash equivalents increased in 2011 primarily due to $5,449,000 of cash provided by operating activities from continuing operations, which was partially offset by $2,235,000 of cash used in investing activities and $136,000 of cash used in financing activities. The increase in cash in 2011 was also offset by $823,000 of cash used in operating activities from discontinued operations.
Net cash provided by operating activities from continuing operations during the six-month period ended June 30, 2011 was $5,449,000, as compared to net cash used in operating activities from continuing operations during the six-month period ended June 30, 2010 of $890,000. The sources of cash from operating activities for the six-month period ended June 30, 2011 were income from continuing operations of $7,218,000, an increase in accounts payable of $2,575,000, and the add-back of depreciation and amortization expense of $1,697,000. All operating entities experienced increases in accounts payable, except for RFL, due primarily to increased inventory purchases to meet customer demand and extended payment terms from suppliers. These sources and add-backs were partially offset by an increase in accounts receivable of $2,136,000, an increase in inventories of $1,894,000, and an increase in other current assets of $1,555,000. The largest increases in accounts receivable occurred at SL-MTI and MTE primarily due to increased sales during the second quarter of 2011. The increase in accounts receivable at SL-MTI was also due to significant collections during December 2010. The increase in inventory was due to increases in inventory at SLPE and Teal in order to meet the increase in demand from customers, partially offset by decreases in inventory at MTE and SL-MTI due to lean initiatives to reduce inventory levels. The increase in other current assets was due to a $610,000 receivable related to the settlement of a fire loss insurance claim for the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011. The Company received a $200,000 advance from its carrier related to the fire loss in July 2010. The increase in other current assets was also due to the renewal of certain insurance policies during the first half of 2011.

The uses of cash from operating activities for the six-month period ended June 30, 2010 were an increase in accounts receivable of $7,705,000 and an increase in inventories of $1,405,000. The increase in accounts receivable and inventories was primarily related to increases in sales at all business segments. Accounts receivable increased by $5,543,000 at SLPE, $1,791,000 at MTE and $620,000 at SL-MTI. These uses of cash were partially offset by income from continuing operations of $3,339,000, an increase in accounts payable of $2,568,000, and the add-back of depreciation and amortization expense of $1,693,000. The increase in accounts payable was primarily attributable to SLPE.
During the six-month period ended June 30, 2011, net cash used in investing activities was $2,235,000, as compared to net cash used in investing activities of $787,000 during the six-month period ended June 30, 2010. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment and tenant improvements of $1,934,000 and the purchases of other assets of $301,000. During the first half of 2011, SLPE incurred approximately $1,121,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. Purchases of other assets were primarily related to the purchase of software and other intangible assets. During 2010, the use of cash in investing activities was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment.
During the six-month period ended June 30, 2011, net cash used in financing activities was $136,000, as compared to net cash used in financing activities of $1,080,000 during the six-month period ended June 30, 2010. Cash used in financing activities during 2011 was primarily related to $800,000 in net payments to the 2008 Credit Facility, which was partially offset by $465,000 of proceeds from stock option exercises and $200,000 from the tax benefit on the exercise of stock options. During the six-month period ended June 30, 2010, net cash used in financing activities was $1,080,000, which was primarily related to the purchase of shares of the Company’s treasury stock.
On November 19, 2010, the Company entered into the Second Amendment to the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility; (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility. As of June 30, 2011 and December 31, 2010, the Company had a balance of $9,000,000 and $9,800,000, respectively, under the 2008 Credit Facility. At June 30, 2011, the Company had total availability thereunder of $30,527,000.

On March 28, 2011, the Company entered into a Third Amendment to the Credit Agreement with Bank of America, as administrative agent and lender, and a syndicate of other lenders party thereto. The Third Amendment permits the Company to extend the maturity date of the letters of credit issued under the 2008 Credit Facility. The letters of credit issued under 2008 Credit Facility are now scheduled to expire on September 25, 2012.
On July 20, 2011, the Company entered into a Fourth Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of applicable margin to lower the applicable margin, and (c) amends the definition of commitment fee margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and will be amortized over the remaining life of the 2008 Credit Facility.
The Company’s current ratio was 1.67 to 1 at June 30, 2011 and 1.49 to 1 at December 31, 2010. Current assets increased by $6,758,000 from December 31, 2010, while current liabilities decreased by $229,000 during the same period.
Capital expenditures were $1,934,000 in 2011, which represented an increase of $1,299,000 from the capital expenditure levels of 2010. Capital expenditures in 2011 were primarily attributable to tenant improvements on the previously mentioned new leased manufacturing facility in Mexicali, Mexico, and to a lesser extent purchases of machinery, computer hardware, and demonstration equipment. During the remainder of 2011, the Company anticipates spending approximately $3,057,000 on property, plant and equipment, used primarily to upgrade production capabilities, upgrade technology, and complete the relocation of a manufacturing facility.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the six-month period ended June 30, 2011.
Contractual Obligations
The following is a summary of the Company’s contractual obligations at June 30, 2011 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,659	$2,674	$819	$1,177	$6,329
Debt (1)	9,087	—	—	—	9,087

	$10,746	$2,674	$819	$1,177	$15,416

(1)	Includes interest payments through maturity of $87,000.

The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $158,000 as of June 30, 2011, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.
Off-Balance Sheet Arrangements
It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company entered into purchase agreements for copper during 2010 and again during the first six months of 2011. As of June 30, 2011, inventory purchase agreements for copper totaled $2,861,000. No purchase commitments for copper were greater than six months.
Results of Operations
Three months ended June 30, 2011, compared with three months ended June 30, 2010
The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended June 30, 2011 (“2011”) and the quarter ended June 30, 2010 (“2010”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$22,581	$21,100	$1,481	7%
High Power Group	18,151	13,225	4,926	37

Total	40,732	34,325	6,407	19

SL-MTI	9,310	7,859	1,451	18
RFL	6,224	5,606	618	11

Total	$56,266	$47,790	$8,476	18%

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$2,055	$1,557	$498	32%
High Power Group	2,393	1,135	1,258	111

Total	4,448	2,692	1,756	65

SL-MTI	1,641	1,232	409	33
RFL	895	776	119	15
Other	(1,370)	(1,369)	(1)	0

Total	$5,614	$3,331	$2,283	69%

During 2011, consolidated net sales increased by $8,476,000, or 18%. When compared to 2010, net sales of the Power Electronics Group increased by $6,407,000, or 19%, and net sales of SL-MTI increased by $1,451,000, or 18%. Net sales at RFL increased by $618,000, or 11%.
In 2011, the Company’s income from operations was $5,614,000, compared to $3,331,000 in 2010, representing an increase of $2,283,000, or 69%. Income from operations was 10% of net sales in 2011, compared to income from operations of 7% of net sales in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.
Income from continuing operations in 2011 was $3,616,000, or $0.79 per diluted share, compared to income from continuing operations in 2010 of $2,063,000, or $0.34 per diluted share. Income from continuing operations was approximately 6% of net sales in 2011, compared to income from continuing operations of 4% of net sales in 2010.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $22,581,000, or 40% of consolidated net sales in 2011, compared to $21,100,000, or 44% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $1,504,000, or 12%. Sales of the industrial product line increased by $1,010,000, or 32%, while sales of the data communications product line decreased by $1,167,000, or 25%. The increase in sales of the medical equipment product line was due to increased sales volumes during 2011 primarily related to two new large international customer orders in 2011. The increase in sales of the industrial product line was primarily due to a large international customer order in 2011. The decrease in sales of the data communications product line was due primarily to a decrease in volumes to a large international customer in 2011. Returns and distributor credits also affected net sales, which represented approximately 1% and 1% of gross sales in 2011 and 2010, respectively. Domestic sales increased by 5% and international sales increased by 13% during 2011.

SLPE reported income from operations of $2,055,000 in 2011, compared to income from operations of $1,557,000 in 2010. Income from operations increased in 2011 due to an increase in sales of 7% and an increase in gross profit as a percentage of net sales. Gross profit percentage increased by approximately 2% as a percentage of net sales during 2011. Operating costs as a percentage of sales remained flat with decreases in engineering and product development costs offset by increases in SG&A as a percentage of net sales.
High Power Group
The High Power Group reported net sales of $18,151,000, or 32% of consolidated net sales in 2011, compared to $13,225,000, or 28% of consolidated net sales in 2010. The increase in net sales during 2011 was due to an increase in net sales at Teal of 3,529,000, or 52%, and an increase in net sales at MTE of $1,397,000, or 22%.
Teal’s sales increase is attributable to an increase in sales to medical imaging equipment manufacturers of $2,570,000, the military and aerospace industries of $705,000, and the semi-conductor market of $269,000. Sales to medical imaging equipment market and semi-conductor market increased during 2011 due to increased volumes to several large customers. The increase in the semi-conductor market is almost entirely driven by international sales. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. Domestic sales increased by 51% and international sales increased by 64% during 2011.
MTE’s sales increase is primarily attributable to an increase in sales to OEMs, distributors, and the oil and gas industry during 2011. Domestic sales increased by 30%, while international sales increased by 1%. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the natural resource market.
The High Power Group reported income from operations of $2,393,000 in 2011, which represented an increase of 111% from 2010. The increase in income from operations during 2011 was due to an increase at Teal of $954,000 and an increase at MTE of $304,000. The increase in the High Power Group’s income from operations is due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 3% as a percentage of net sales during 2011 due primarily to decreases in engineering and product development costs and SG&A as a percentage of net sales.
SL-MTI
SL-MTI recorded net sales of $9,310,000, or 17% of consolidated net sales in 2011, compared to $7,859,000, or 16% of consolidated net sales in 2010. Sales to customers in the commercial aerospace industries increased by $671,000, or 26%, sales to customers in the defense industry increased by $467,000, or 10%, and sales of commercial products increased by $256,000, or 69%. Sales in the medical equipment product line were relatively flat during 2011 and 2010. Domestic sales increased by 28% and international sales decreased by 19% during 2011. The increase in domestic sales is due to large military customer orders in 2011. The decrease in international sales was primarily related to a decrease in volumes to a customer located in Canada.

SL-MTI reported income from operations of $1,641,000 in 2011, or an increase of 33% from 2010. The increase in income from operations during 2011 was due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 1% as a percentage of net sales during 2011. Operating costs decreased by approximately 1% as a percentage of net sales during 2011 due primarily to a decrease in SG&A as a percentage of net sales.
RFL
RFL recorded net sales of $6,224,000, or 11% of consolidated net sales in 2011, compared to $5,606,000, or 12% of consolidated net sales in 2010. Sales of RFL’s protection products increased by $504,000, or 18%, and sales of communications products increased by $95,000, or 4%. The increase in protection products is primarily related to a new large international customer project without a comparable project during the second quarter of 2010. The increase in the communications product line was primarily due to increased volumes related to the introduction of a new product offset by decreased Legacy product sales. Customer service sales remained relatively flat. Domestic sales were relatively flat, while international sales increased by $641,000, or 69%, primarily related to increased sales to customers located in Canada and Venezuela.
RFL reported income from operations of $895,000 in 2011, which represented an increase of 15% from 2010. Income from operations increased in 2011 due to an increase in sales and a decrease in operating expenses as a percentage of net sales, which was partially offset by a decrease in gross profit as a percentage of net sales. Gross profit decreased by approximately 4% as a percentage of net sales during 2011 primarily due to the mix of international sales. Operating expenses as a percentage of net sales decreased by approximately 5% due to a decrease in SG&A and engineering and product development costs as a percentage of net sales.
Gross Profit
During the second quarter of 2011, gross profit increased by $3,165,000, or 21%, from $15,211,000 to $18,376,000. As a percentage of consolidated net sales, gross profit was approximately 33% for the quarter ended 2011, compared to 32% for the quarter ended 2010.
SLPE and the High Power Group recorded increases in their gross profit as a percentage of net sales of approximately 2%, while SL-MTI recorded an increase in gross profit as a percentage of net sales of approximately 1%. The increases in gross profit as a percentage of net sales at SLPE, the High Power Group, and SL-MTI was partially offset by RFL, which recorded a decrease in gross profit as a percentage of net sales of approximately 4%. SLPE’s increase in its gross profit as a percentage of net sales was due primarily to an increase in sales volumes coupled with a more favorable sales mix. The High Power Group’s increase in its gross profit as a percentage of net sales was due primarily to high sales volumes, improved sales mix, and lean initiatives. SL-MTI’s increase in its gross profit percentage of net sales was due to the relatively high volume of sales, lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico, and improved product mix. RFL’s decrease in the percentage of gross profit was due to an unfavorable change in product and customer mix. All operating entities are at various stages of implementing lean initiatives throughout the factory floor in an attempt to improve future margins. These initiatives are ongoing.

Engineering and Product Development Expenses
Engineering and product development expenses were flat during the second quarter of 2011 as compared to the second quarter of 2010, decreasing by only $21,000, or 1%. Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. The decrease in engineering and product development costs as a percentage of sales is primarily due to an 18% increase in net sales while product development costs have remained relatively consistent between periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $926,000, or 12%, on an 18% increase in net sales. Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 2010. SLPE’s expenses increased by $485,000 in 2011 due to an increase in sales related costs and compensation expense. The High Power Group recorded an increase in selling, general and administrative expenses of $446,000, due to the addition of employees and increased commission and compensation expense due to higher sales levels in 2011. SL-MTI’s expenses increased by $56,000 in 2011 due primarily to increased compensation expense. The increases at SLPE, the High Power Group, and SL-MTI were partially offset by a $65,000 decrease in selling, general and administrative expenses at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses during 2011. Corporate and Other expenses were relatively flat during 2011 and 2010.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were relatively flat in 2011 and in 2010, respectively.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of $77,000 in 2011 and $60,000 in 2010. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Fire Related Gain (Loss), Net
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE. The fire was contained to an area that manufactured MTE products. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for these costs, net of applicable adjustments and deductibles. As of December 31, 2010, the Company’s estimated insurance recoveries equaled $533,000.
During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. As of June 30, 2011, the Company’s receivable related to the fire damages equaled $610,000 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. The Company received the outstanding $610,000 from its insurance carriers on July 15, 2011. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.

During 2010, the Company recorded $663,000 of estimated fire related losses and $555,000 of estimated insurance recoveries, for an estimated net loss of $108,000. In July 2010, the Company received a $200,000 advance from its carrier related to the fire loss.
Interest Expense
Interest expense in 2011 was $56,000, compared to $9,000 in 2010. The increase in interest expense was primarily due to increased borrowings under the Company’s 2008 Credit Facility. The Company had $9,000,000 in outstanding debt as of June 30, 2011. The Company maintained no outstanding bank debt as of June 30, 2010.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2011 was approximately 37%. For the quarter ended 2010, the effective tax rate was approximately 35%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the estimated income tax rate.
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
Discontinued Operations
During 2011, the Company recorded income from discontinued operations, net of tax, of $593,000, compared to a loss of $1,049,000, net of tax, in 2010. Income from discontinued operations in 2011 primarily relates to the $787,000 favorable settlement with a foreign tax authority, partially offset by charges related to ongoing environmental remediation and legal costs. The loss from discontinued operations in 2010 consists primarily of charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site. During the second quarter of 2010, the Company increased the reserves at its Camden Site by $784,000, net of tax, to provide for additional anticipated costs to remediate.
Net Income
Net income was $4,209,000, or $0.92 per diluted share, for 2011 compared to $1,014,000, or $0.17 per diluted share, for 2010. The weighted average number of shares used in the diluted earnings per share computation was 4,576,000 and 6,066,000 for 2011 and 2010, respectively. The decrease in the average number of shares used in the diluted earnings per share computation was primarily due to 1,334,824 shares purchased during the Company’s Tender Offer during the fourth quarter of 2010 and 252,064 shares purchased from the Company’s defined contribution plan during the fourth quarter of 2010.

Results of Operations
Six months ended June 30, 2011, compared with six months ended June 30, 2010
The tables below show the comparisons of net sales and income (loss) from operations for the six months ended June 30, 2011 (“2011”) and the six months ended June 30, 2010 (“2010”):

	Net Sales
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$44,306	$37,433	$6,873	18%
High Power Group	34,886	26,335	8,551	32

Total	79,192	63,768	15,424	24

SL-MTI	18,418	14,869	3,549	24
RFL	11,250	11,286	(36)	0

Total	$108,860	$89,923	$18,937	21%

	Income from Operations
	Six Months	Six Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Period	Same Period
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$4,370	$2,374	$1,996	84%
High Power Group	4,498	2,243	2,255	101

Total	8,868	4,617	4,251	92

SL-MTI	3,251	2,030	1,221	60
RFL	1,333	1,717	(384)	(22)
Other	(2,799)	(2,857)	58	2

Total	$10,653	$5,507	$5,146	93%

During 2011, consolidated net sales increased by $18,937,000, or 21%. When compared to 2010, net sales of the Power Electronics Group increased by $15,424,000, or 24%, and net sales of SL-MTI increased by $3,549,000, or 24%. Net sales at RFL decreased by $36,000, or less than 1%.
In 2011, the Company’s income from operations was $10,653,000, compared to $5,507,000 in 2010, representing an increase of $5,146,000, or 93%. Income from operations was 10% of net sales in 2011, compared to income from operations of 6% of net sales in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.

Income from continuing operations in 2011 was $7,218,000, or $1.58 per diluted share, compared to income from continuing operations in 2010 of $3,339,000, or $0.55 per diluted share. Income from continuing operations was approximately 7% of net sales in 2011, compared to income from continuing operations of 4% of net sales in 2010.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $44,306,000, or 41% of consolidated net sales in 2011, compared to $37,433,000, or 42% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $6,439,000, or 28%. Sales of the industrial product line increased by $2,076,000, or 36%, while sales of the data communications product line decreased by $1,598,000, or 19%. The increase in sales of the medical equipment product line was due to increased sales volumes during 2011 primarily related to two new large international customer orders in 2011. The increase in sales of the industrial product line was primarily due to a large international customer order in 2011. The decrease in sales of the data communications product line was due primarily to a decrease in volumes to a large international customer in 2011. Returns and distributor credits also affected net sales, which represented approximately 1% and 2% of gross sales in 2011 and 2010, respectively. Domestic sales increased by 18% and international sales increased by 19% during 2011.
SLPE reported income from operations of $4,370,000 in 2011, compared to income from operations of $2,374,000 in 2010. Income from operations increased in 2011 due to a significant increase in sales of 18%, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit percentage increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 1% as a percentage of net sales during 2011 due primarily to decreases in engineering and product development costs as a percentage of net sales.
High Power Group
The High Power Group reported net sales of $34,886,000, or 32% of consolidated net sales in 2011, compared to $26,335,000, or 29% of consolidated net sales in 2010. The increase in net sales during 2011 was due to an increase in net sales at Teal of $4,351,000, or 30%, and an increase in net sales at MTE of $4,200,000, or 36%.
Teal’s sales increase is attributable to increases in sales to medical imaging equipment manufacturers of $2,712,000, or 23%, the semi-conductor market of $907,000, or 82%, and military and aerospace industries of $826,000, of 55%. These increases are offset by a decrease in sales of other product lines of $94,000, or 38%. Sales to medical imaging equipment market and semi-conductor market increased during 2011 due to increased volumes to several large customers. The increase in the semi-conductor market is almost entirely driven by international sales. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. Other product lines net sales decreased in 2011 primarily due to a decrease in repair and maintenance activities. Domestic sales increased by 28% and international sales increased by 41% during 2011.

MTE’s sales increase is primarily attributable to increases in sales to OEMs and distributors and to the oil and gas industry during 2011. Domestic sales increased 32%, while international sales increased 48%. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the natural resource market. The increase in international sales is due to an increase in project based sales to South America in the oil and gas markets.
The High Power Group reported income from operations of $4,498,000 in 2011, which represented an increase of 101% from 2010. The increase in income from operations during 2011 was due to an increase at Teal of $1,245,000 and an increase at MTE of $1,010,000. The increase in the High Power Group’s income from operations is due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 2% as a percentage of net sales during 2011 due to decreases in engineering and product development costs and SG&A.
SL-MTI
SL-MTI recorded net sales of $18,418,000, or 17% of consolidated net sales in 2011, compared to $14,869,000, or 17% of consolidated net sales in 2010. Sales to customers in the defense industry increased by $2,129,000, or 24%, and sales to customers in the commercial aerospace industry increased by $938,000, or 19%. Sales of commercial products increased by $448,000, or 70%, while sales in the medical equipment product line were relatively flat during 2011 and 2010. Domestic and international sales increased by 27% and 8%, respectively, during 2011. The increase in domestic sales was due to large military customer orders and strengthening of the economy. The increase in international sales was primarily related to higher volumes to a customer located in Europe and a customer located in Canada.
SL-MTI reported income from operations of $3,251,000 in 2011, which represented an increase of 60% from 2010. The increase in income from operations during 2011 was due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 1% as a percentage of net sales during 2011. Operating costs decreased by approximately 3% as a percentage of net sales during 2011 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales.
RFL
RFL recorded net sales of $11,250,000, or 10% of consolidated net sales in 2011, compared to $11,286,000, or 13% of consolidated net sales in 2010. Sales of RFL’s communications products decreased by $120,000, or 2%, which was partially offset by increases in protection products sales of $56,000, or 1%, and customer service sales of $28,000, or 6%. The decrease in communications products sales was primarily due to decreased sales to the rail industry and decreased Legacy product sales, which was partially offset by large volumes of a new product. Domestic sales decreased by $341,000, or 4%, while international sales increased by $305,000, or 14%, primarily related to increased sales to customers located in Canada and Venezuela.

RFL reported income from operations of $1,333,000 in 2011, which represented a decrease of 22% from 2010. Income from operations decreased in 2011 due to a decrease in sales and a decrease in gross profit, partially offset by a decrease in operating expenses as a percentage of net sales. Gross profit as a percentage of net sales decreased by approximately 4% in 2011. Operating expenses as a percentage of net sales decreased by approximately 1% due to a decrease in SG&A as a percentage of net sales.
Gross Profit
During 2011, gross profit increased by $6,950,000, or 24%, from $29,201,000 to $36,151,000. As a percentage of consolidated net sales, gross profit was approximately 33% for 2011, compared to 32% for 2010.
SLPE and the High Power Group recorded increases in their gross profit as a percentage of net sales of approximately 2%, while SL-MTI recorded an increase in gross profit as a percentage of net sales of approximately 1%. The increases in gross profit as a percentage of net sales at SLPE, the High Power Group, and SL-MTI was partially offset by RFL, which recorded a decrease in gross profit as a percentage of net sales of approximately 4%. SLPE’s increase in its gross profit as a percentage of net sales was due primarily to an increase in sales volumes coupled with a more favorable sales mix. The High Power Group’s increase in its gross profit as a percentage of net sales was due primarily to high sales volumes, improved sales mix, and lean initiatives. SL-MTI’s increase in its gross profit percentage of net sales was due to the relatively high volume of sales, lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico, and improved product mix. RFL’s decrease in the percentage of gross profit was due to an unfavorable change in customer and product mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins.
Engineering and Product Development Expenses
Engineering and product development expenses increased by $305,000, or 5%. Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. SLPE, the High Power Group, and SL-MTI each recorded a 1% decrease in engineering and product development expenses as a percentage of net sales during 2011. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to increased sales volumes coupled with a shift of engineering and product development costs to lower cost locations. The decrease in engineering and product development costs as a percentage of net sales at the High Power Group and SL-MTI was primarily due to an increase in funding of customer projects during 2011 while maintaining a consistent employee headcount between periods. The decrease as a percentage of net sales was also due to a 21% increase in net sales while product development costs net of customer funding increased by 5% during 2011. Engineering and product development expenses as a percentage of net sales were relatively flat at RFL during 2011 and 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1,527,000, or 10%, on a 21% increase in sales. Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 18% of net sales for 2010. SLPE’s expenses increased by $949,000 in 2011 due to an increase in sales related costs, compensation expenses, and severance paid to the former president of SLPE. The High Power Group recorded an increase in selling, general and administrative expenses of $730,000, due to the addition of employees and increased commissions and compensation expense due to higher sales levels. The increases at SLPE and the High Power Group were partially offset by a $169,000 decrease in selling, general and administrative expenses at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses during 2011. Corporate and Other expenses decreased by $58,000, or 2%, primarily related to decreased professional fees. Selling, general and administrative expenses were relatively flat at SL-MTI during 2011 and 2010.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were relatively flat in 2011 and in 2010, respectively.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of $153,000 in 2011 and $121,000 in 2010. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Fire Related Gain (Loss), Net
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE. The fire was contained to an area that manufactured MTE products. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to business interruption and changed conditions caused by the fire. The Company’s fire related loss includes the destruction of property and equipment, damaged inventory, cleanup costs and increased operating expenses incurred as a result of the fire. The Company’s insurance recovery represents indemnification for these costs, net of applicable adjustments and deductibles. As of December 31, 2010, the Company’s estimated insurance recoveries equaled $533,000.
During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. As of June 30, 2011, the Company’s receivable related to the fire damages equaled $610,000 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. The Company received the outstanding $610,000 from its insurance carriers on July 15, 2011. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
During 2010, the Company recorded $663,000 of estimated fire related losses and $555,000 of estimated insurance recoveries, for an estimated net loss of $108,000. In July 2010, the Company received a $200,000 advance from its carrier related to the fire loss.
Interest Expense
Interest expense in 2011 was $138,000, compared to $42,000 in 2010. The increase in interest expense was primarily due to increased borrowings under the Company’s 2008 Credit Facility. The Company had $9,000,000 in outstanding debt as of June 30, 2011. The Company maintained no outstanding bank debt as of June 30, 2010.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for 2011 was approximately 32%. For 2010, the effective tax rate was approximately 36%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the estimated income tax rate.

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
Discontinued Operations
During 2011, the Company recorded income from discontinued operations, net of tax, of $403,000 compared to a loss from discontinued operations of $1,199,000, net of tax, in 2010. Income from discontinued operations in 2011 relates to the $787,000 favorable settlement with a foreign tax authority, primarily offset by environmental and legal expenses. The loss from discontinued operations in 2010 consists primarily of charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site. During the second quarter of 2010, the Company increased the reserves at its Camden Site by $784,000, net of tax, to provide for additional anticipated costs to remediate.
Net Income
Net income was $7,621,000 or $1.67 per diluted share, for 2011 compared to $2,140,000, or $0.35 per diluted share, for 2010. The weighted average number of shares used in the diluted earnings per share computation were 4,558,000 and 6,111,000 for 2011 and 2010, respectively. The decrease in the average number of shares used in the diluted earnings per share computation was primarily due to 1,334,824 shares purchased during the Company’s Tender Offer during the fourth quarter of 2010 and 252,064 shares purchased from the Company’s defined contribution plan during the fourth quarter of 2010.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 12 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton, the Company’s external auditor, in the first six months of 2011, as approved by its Audit Committee. During the six months ended June 30, 2011, there were no non-audit services performed by Grant Thornton.

ITEM 6.	EXHIBITS

10.1
Third Amendment to Credit Agreement, dated March 28, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto (transmitted herewith).

10.2
Fourth Amendment to Credit Agreement, dated July 20, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

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

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes William T. Fejes Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Louis J. Belardi Louis J. Belardi Chief Financial Officer (Principal Accounting Officer)