Form 10-Q
period 2011-09-30
SL INDUSTRIES INC
filed 2011-11-09
CIK 89270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock outstanding as of November 3, 2011 was 4,568,341.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2011 (Unaudited) and December 31, 2010	1

Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2011 and 2010 (Unaudited) and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults upon Senior Securities	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures	47

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1.	Financial Statements
SL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,394,000	$1,374,000
Receivables, net	32,207,000	30,753,000
Inventories, net	24,730,000	22,225,000
Other current assets	3,237,000	1,994,000
Deferred income taxes, net	3,312,000	4,743,000

Total current assets	65,880,000	61,089,000

Property, plant and equipment, net	9,659,000	8,921,000
Deferred income taxes, net	6,990,000	6,984,000
Goodwill	22,738,000	22,756,000
Other intangible assets, net	3,423,000	4,012,000
Other assets and deferred charges, net	1,137,000	1,137,000

Total assets	$109,827,000	$104,899,000

LIABILITIES
Current liabilities:
Debt, current portion	$2,500,000	$9,800,000
Accounts payable	17,797,000	14,894,000
Accrued income taxes	1,017,000	1,400,000
Accrued liabilities:
Payroll and related costs	6,806,000	6,260,000
Other	8,082,000	8,614,000

Total current liabilities	36,202,000	40,968,000

Deferred compensation and supplemental retirement benefits	2,133,000	2,244,000
Other long-term liabilities	12,860,000	14,438,000

Total liabilities	51,195,000	57,650,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 6,963,000 shares, respectively	1,393,000	1,393,000
Capital in excess of par value	24,868,000	24,085,000
Retained earnings	54,524,000	44,627,000
Accumulated other comprehensive (loss)	(139,000)	(87,000)
Treasury stock at cost, 2,395,000 and 2,477,000 shares, respectively	(22,014,000)	(22,769,000)

Total shareholders’ equity	58,632,000	47,249,000

Total liabilities and shareholders’ equity	$109,827,000	$104,899,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$52,092,000	$49,141,000	$160,952,000	$139,064,000
Cost and expenses:
Cost of products sold	36,011,000	33,120,000	108,720,000	93,842,000
Engineering and product development	3,447,000	3,386,000	9,933,000	9,567,000
Selling, general and administrative	8,440,000	8,756,000	25,908,000	24,697,000
Depreciation and amortization	656,000	709,000	2,200,000	2,281,000

Total cost and expenses	48,554,000	45,971,000	146,761,000	130,387,000

Income from operations	3,538,000	3,170,000	14,191,000	8,677,000
Other income (expense):
Amortization of deferred financing costs	(32,000)	(61,000)	(185,000)	(182,000)
Fire related (loss) gain, net	—	(1,000)	277,000	(109,000)
Interest income	—	1,000	1,000	2,000
Interest expense	(33,000)	(7,000)	(171,000)	(49,000)

Income from continuing operations before income taxes	3,473,000	3,102,000	14,113,000	8,339,000
Income tax provision	936,000	777,000	4,358,000	2,675,000

Income from continuing operations	2,537,000	2,325,000	9,755,000	5,664,000
(Loss) income from discontinued operations, net of tax	(261,000)	(267,000)	142,000	(1,466,000)

Net income	$2,276,000	$2,058,000	$9,897,000	$4,198,000

Basic net income (loss) per common share
Income from continuing operations	$0.56	$0.38	$2.16	$0.93
(Loss) income from discontinued operations, net of tax	(0.06)	(0.04)	0.03	(0.24)

Net income	$0.50	$0.34	$2.19	$0.69

Diluted net income (loss) per common share
Income from continuing operations	$0.55	$0.38	$2.14	$0.93
(Loss) income from discontinued operations, net of tax	(0.05)	(0.04)	0.03	(0.24)

Net income	$0.50	$0.34	$2.17	$0.69

Shares used in computing basic net income (loss) per common share	4,556,000	6,043,000	4,524,000	6,065,000
Shares used in computing diluted net income (loss) per common share	4,591,000	6,079,000	4,570,000	6,100,000
SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$2,276,000	$2,058,000	$9,897,000	$4,198,000
Other comprehensive income, net of tax:
Foreign currency translation	(154,000)	32,000	(52,000)	23,000

Comprehensive income	$2,122,000	$2,090,000	$9,845,000	$4,221,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$9,897,000	$4,198,000
Adjustment for (income) loss from discontinued operations	(142,000)	1,466,000

Income from continuing operations	9,755,000	5,664,000

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,403,000	1,399,000
Amortization	798,000	882,000
Amortization of deferred financing costs	185,000	182,000
Stock-based compensation	429,000	91,000
Tax benefit from exercise of stock options	(291,000)	(146,000)
Non-cash compensation expense	—	92,000
Fire related (gain) loss	(277,000)	109,000
Provisions for losses on accounts receivable	4,000	15,000
Deferred compensation and supplemental retirement benefits	299,000	293,000
Deferred compensation and supplemental retirement benefit payments	(404,000)	(403,000)
Deferred income taxes	1,425,000	433,000
Loss (gain) on sale of equipment	11,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,453,000)	(9,294,000)
Inventories	(2,505,000)	(2,517,000)
Other current assets	(1,539,000)	(1,343,000)
Other assets	(85,000)	19,000
Accounts payable	2,903,000	3,747,000
Other accrued liabilities	(714,000)	3,115,000
Accrued income taxes	960,000	1,404,000

Net cash provided by operating activities from continuing operations	10,904,000	3,740,000
Net cash (used in) operating activities from discontinued operations	(1,095,000)	(934,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,809,000	2,806,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,348,000)	(1,037,000)
Purchases of other assets	(137,000)	(254,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,485,000)	(1,291,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	10,500,000	—
Payments of Revolving Credit Facility	(17,800,000)	—
Payments of deferred financing costs	(54,000)	—
Treasury stock purchases	—	(2,125,000)
Treasury stock sales	—	495,000
Proceeds from stock options exercised	817,000	726,000
Tax benefit from exercise of stock options	291,000	146,000

NET CASH USED IN FINANCING ACTIVITIES	(6,246,000)	(758,000)

Effect of exchange rate changes on cash	(58,000)	133,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,020,000	890,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,374,000	9,967,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,394,000	$10,857,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$176,000	$49,000
Income taxes	$3,620,000	$1,251,000
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
Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows to conform to the current year presentation.
2. Receivables
Receivables consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Trade receivables	$32,175	$30,728
Less: allowance for doubtful accounts	(589)	(585)

	31,586	30,143
Recoverable income taxes	50	68
Other	571	542

	$32,207	$30,753

3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$16,746	$15,636
Work in process	4,843	4,137
Finished goods	4,886	4,814

	26,475	24,587
Less: allowances	(1,745)	(2,362)

	$24,730	$22,225

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
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income available to common shareholders:
Net income available to common shareholders from continuing operations	$2,537	$2,325	$9,755	$5,664

Shares:
Basic weighted average number of common shares outstanding	4,556	6,043	4,524	6,065
Common shares assumed upon exercise of stock options	35	36	46	35

Diluted weighted average number of common shares outstanding	4,591	6,079	4,570	6,100

Basic net income (loss) per common share:
Income from continuing operations	$0.56	$0.38	$2.16	$0.93
Income (loss) from discontinued operations (net of tax)	(0.06)	(0.04)	0.03	(0.24)

Net income	$0.50	$0.34	$2.19	$0.69

Diluted net income (loss) per common share:
Income from continuing operations	$0.55	$0.38	$2.14	$0.93
Income (loss) from discontinued operations (net of tax)	(0.05)	(0.04)	0.03	(0.24)

Net income	$0.50	$0.34	$2.17	$0.69

The number of anti-dilutive common share equivalents excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011 were 2,000 and 3,000 weighted-average common share equivalents, respectively.
The number of anti-dilutive common share equivalents excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010 were 36,000 and 45,000 weighted-average common share equivalents, respectively.

5. Stock-Based Compensation
At September 30, 2011, the Company had stock-based employee compensation plans as described below. Stock-based compensation cost (included in selling, general, and administrative expenses) for the three and nine months ended September 30, 2011 was $256,000 and $429,000 ($155,000 and $261,000, net of tax), respectively. For the three months ended September 30, 2010, the Company recognized a benefit of $90,000 ($54,000, net of tax) due to the forfeiture of stock options to former executives of the Company. Stock-based compensation cost for nine months ended September 30, 2010 was $91,000 ($56,000, net of tax). The associated actual tax benefits realized for the tax deduction from option exercises of share-based payment units equaled $291,000 and $146,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.
The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). As of September 30, 2011, 13,000 options were outstanding under the Director Plan. As of September 30, 2011, no options were outstanding under the 1991 Incentive Plan.
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

No stock options were granted to select executives and key employees under the 2008 Plan during the nine months ended September 30, 2011. There were 140,000 options granted to select executives and key employees under the 2008 Plan during the nine months ended September 30, 2010. As of September 30, 2011, 135,000 options were outstanding under the 2008 Plan.
During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to which the Company awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”) targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. For the three and nine months ended September 30, 2011, $51,000 and $67,000 was charged to compensation expense, respectively. As of September 30, 2011, total unamortized compensation expense for this grant was $476,000. As of September 30, 2011, the maximum number of achievable RSUs under the 2011 LTIP is 39,943 RSUs. These RSUs reduce the number of shares available to grant under the 2008 Plan.
During the third quarter of 2011, the Company awarded each Director 1,000 restricted shares pursuant to the 2008 Plan that vest upon the earlier of: (1) the first anniversary of the grant date, (2) at the time of the recipient’s termination, or (3) at the time of the recipient’s retirement. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $123,000 of stock compensation expense during the third quarter of 2011. The weighted average price of these restricted stock grants was $24.62 per share based on the grant date of July 29, 2011. As of September 30, 2011, no shares were granted under this award.
Stock Options
Option activity under the principal option plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

		Weighted
	Outstanding	Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2010	253	$11.34	4.93	$1,554
Granted	—	—
Exercised	(82)	9.95
Forfeited	(5)	12.80
Expired	(18)	10.33

Outstanding as of September 30, 2011	148	$12.17	5.20	$694

Exercisable as of September 30, 2011	46	$10.66	3.74	$283

During the nine-month period ended September 30, 2011, options to purchase approximately 82,000 shares of common stock with an aggregate exercise price of $817,000 were exercised by option holders. During the nine-month period ended September 30, 2010, options to purchase approximately 102,000 shares of common stock with an aggregate exercise price of $726,000 were exercised by option holders.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2011 was $879,000.
As of September 30, 2011, $608,000 of total unrecognized compensation cost related to stock options, which excludes RSUs and restricted stock grants previously mentioned, is expected to be recognized over a weighted-average period of 1.9 years.
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
The following assumptions and weighted-average fair value were as follows:

Nine Months
Ended
September 30,
2010
Weighted average fair value of grants	$6.49
Valuation assumptions:
Expected dividend yield	0.00%
Expected volatility	68.62
Expected life (in years)	4.42
Risk-free interest rate	1.74%
No stock options were granted during the nine months ended September 30, 2011.
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

For the nine-months ended September 30, 2011 and September 30, 2010, the effective income tax rate from continuing operations was 31% and 32%, respectively. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the effective income tax rate.
The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2011 and December 31, 2010 of $999,000 and $2,358,000, respectively. The decrease in gross unrecognized tax benefits was primarily due to a favorable settlement with a foreign tax authority and the decrease of certain tax positions due to the expiration of the statute of limitations. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be adjusted accordingly for such period.
The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. During the third quarter of 2011 the Company was contacted by the IRS to examine the calendar year 2009. The examination is expected to begin in November 2011.
It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $236,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations. As of September 30, 2011, the Company has a liability for unrecognized benefits of $345,000 and $654,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2011, the Company has accrued approximately $82,000 for the payment of interest and penalties. At December 31, 2010, the Company has accrued approximately $301,000 for the payment of interest and penalties.
During the nine-months ended September 30, 2011, the Company recorded additional benefits from research and development tax credits of $582,000. As of September 30, 2011, the Company’s gross research and development tax credit carry forwards totaled approximately $1,118,000. Of these credits, approximately $522,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $596,000 can be carried forward indefinitely. As of September 30, 2011, the Company’s gross foreign tax credits totaled approximately $30,000. These credits can be carried forward for ten years and will expire in 2021.
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
In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011. As this new guidance is related to presentation only, the implementation in the first quarter of 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the first annual period beginning after December 15, 2011, with early adoption permitted. The Company intends to adopt ASU 2011-08 for the year ending December 31, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
8. Goodwill And Intangible Assets
Goodwill and intangible assets consist of the following:

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,738	$—	$22,738	$22,756	$—	$22,756
Other intangible assets:
Customer relationships	3,700	2,460	1,240	3,700	2,079	1,621
Patents	1,250	1,146	104	1,245	1,107	138
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,471	229	1,700	1,243	457
Licensing fees (1)	450	272	178	355	231	124

Total other intangible assets	8,772	5,349	3,423	8,672	4,660	4,012

	$31,510	$5,349	$26,161	$31,428	$4,660	$26,768

(1)	During January 2011, the Company’s RFL division purchased licensing fees for $95,000. The estimated useful life of the asset is five years.
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
For the testing conducted as of December 31, 2010, the Company concluded that no impairment charge was warranted. Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2011 under the guidance of ASU 2011-08 unless management identifies a triggering event in the interim.

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
Amortization expense for intangible assets for each of the three-month periods ended September 30, 2011 and September 30, 2010 was $230,000 and $225,000, respectively. Amortization expense for intangible assets for each of the nine-month periods ended September 30, 2011 and September 30, 2010 was $689,000 and $676,000, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $884,000 in 2011, $734,000 in 2012, $405,000 in 2013, $366,000 in 2014 and $23,000 in 2015.
Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	September 30,
	2010	Exchange	2011
	(in thousands)
SL Power Electronics Corp.	$4,263	$(18)	$4,245
High Power Group:
MTE Corporation	8,189		8,189
Teal Electronics Corp.	5,055		5,055
RFL Electronics Inc.	5,249		5,249

Total	$22,756	$(18)	$22,738

9. Debt
Debt consists of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
2008 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2012	$2,500	$9,800
Total	2,500	9,800
Less: current portion	(2,500)	(9,800)

Total long-term debt	$—	$—

On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Agreement, as amended (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility was reset and amended on August 12, 2009, November 19, 2010, March 28, 2011, and July 20, 2011.
The 2008 Credit Facility, as amended, provides for maximum borrowings of up to $40,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility is scheduled to expire on July 1, 2012, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.5% to 3.0%, or an alternative rate, which is the higher of (i) the Federal Funds rate plus 0.5%, or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 0.75%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and limitations on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.
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
On July 20, 2011, the Company entered into a Fourth Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto (the “Fourth Amendment”). The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of Applicable Margin to lower the applicable margin, and (c) amends the definition of Commitment Fee Margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and is being amortized over the remaining life of the 2008 Credit Facility.

As of the date hereof, September 30, 2011, and December 31, 2010, the Company had a balance of $2,500,000 and $9,800,000, respectively, under the 2008 Credit Facility. At September 30, 2011, the Company had a total availability thereunder of $37,027,000.
The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.
10. Accrued Liabilities — Other
Accrued liabilities — other consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Taxes (other than income) and insurance	$572	$556
Commissions	630	707
Litigation and legal fees	172	151
Other professional fees	677	659
Environmental	2,865	3,132
Warranty	1,398	1,553
Deferred revenue	146	78
Other	1,622	1,778

	$8,082	$8,614

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
The following is a summary of activity in accrued warranty and service liabilities:

Nine Months Ended
September 30, 2011
(in thousands)
Liability, beginning of year	$1,553
Expense for new warranties issued	543
Warranty claims	(698)

Liability, end of period	$1,398

11. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Environmental	$11,779	$11,779
Unrecognized tax benefits, interest and penalties	1,081	2,659

	$12,860	$14,438

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
In September 2006, the EPA issued a Record of Decision (“ROD”) that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, was approximately $17,600,000, as stated in the ROD. In an October 2010 meeting with the EPA, the EPA informed the Company that the OU-1 remedy would be implemented in two phases. Prior to the issuance of the EPA’s ROD, the Company had retained an experienced environmental consulting firm to prepare technical comments on the EPA’s proposed remediation of the Puchack Well Field Superfund Site. In those comments, the Company’s consultant, among other things, identified flaws in the EPA’s conclusions and the factual predicates for certain of the EPA’s decisions and for the proposed selected remedy.

Following the issuance of its ROD for OU-1, in November 2006, the EPA sent another letter to the Company encouraging the Company to either perform or finance the remedial actions for OU-1 identified in the EPA’s ROD. In addition to paying for the OU-1 remediation, the EPA has sought payment of the past costs that the EPA has allegedly incurred. The Company responded to the EPA that it was willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.
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
Notwithstanding the assertions of the DOJ and the EPA, based on discussions with its attorneys and environmental engineering consultants, the Company believes the EPA’s analytical effort is far from complete for OU-1. Further, technical data has not established that offsite migration of hazardous substances from the Company’s Pennsauken Site (OU-2) caused the contamination of OU-1 of the Puchack Well Field Superfund Site. In any event, the Company now believes that it has meritorious defenses to the imposition of liability for OU-1. Based on the foregoing, the Company believes that it has significant defenses against the EPA claims and that other PRPs should be identified and brought into the legal proceedings by the DOJ to provide for the ultimate cost of remediation.
In June 2011, the EPA announced a proposed plan for “cleaning up the soil” at OU-2. The remedy proposed by the EPA is “Geochemical Fixation.” This remedy involves applying a chemical reductant to the contaminated soil to reduce hexavalent chromium by converting it to immobilized trivalent chromium. The EPA’s estimated cost for this remedy is $20,700,000 over seven years. The public comment period for the proposed plan expired on July 27, 2011. On behalf of the Company, the Company’s environmental consultants provided comments to the EPA plan on July 22, 2011. The comments included the belief that: (a) there are other PRPs responsible for chromium ground water contamination, (b) demolition of buildings for an estimated cost of $2,300,000 is not necessary for this remedy, (c) the extent and depth of the hexavalent chromium exceeds cleanup criteria, (d) the estimate for oversight costs are excessive, and (e) that significant testing be performed prior to implementing the Geochemical Fixation remedy to ensure that the remedy will satisfy all requirements with respect to ground water quality. On September 26, 2011 the EPA issued a ROD selecting the Geochemical Fixation remedy. This remedy involves mixing a reducing agent to treat soils containing concentrations of hexavalent chromium greater than 20 parts per million. The remedy also requires post-remediation sampling, site restoration and implementing a groundwater sampling and analysis program. The Company intends to have its environmental consultants play an active role in the remediation design.

The Company is currently in settlement discussions with the EPA and the DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement currently includes , among other things, a “limited ability to pay” component, which has been provided by the EPA and the DOJ and is currently being negotiated by the Company. While the EPA and the DOJ are viewing the OU-1 and OU-2 costs in a single ability to pay analysis, the Company is considering treating OU-1 and OU-2 as two separate and distinct items. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $11,776,000, all of which was recorded in prior years. The estimated OU-2 liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The above liability is included in the total environmental accrual.
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
Other
In the ordinary course of its business the Company is and may be subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and maybe party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers and suppliers. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.
Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $14,644,000, of which $11,779,000 is included as other long-term liabilities as of September 30, 2011. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs are related to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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
With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the unsaturated soil. The NJDEP approved the IRAWA, and the PIPS were implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants have collected post-injection data for assessment of the overall success of the PIPS. Our consultants have completed the assessment of the PIPS and have indicated that the PIPS can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. Also, the Company’s environmental consultants finalized an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat on-site contaminated groundwater. This plan was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The Phase II Pilot Study would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. This plan also required the collection of groundwater samples to assess the performance of the Phase II Pilot Study. To date, the Company’s consultants have not received any comments from NJDEP regarding the IRA Work plan Addendum II and permit applications necessary to implement the Phase II Pilot Study. Implementation of the Phase II Pilot Study is scheduled to occur during 2012 and 2013, depending upon approval of the plan and related permits from the NJDEP. At September 30, 2011, the Company had an accrual of $1,967,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $30,000 for the remainder of 2011.
The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $42,000, which has been accrued for at September 30, 2011. These costs are recorded as a component of continuing operations.
As of September 30, 2011 and December 31, 2010, environmental accruals of $14,644,000 and $14,911,000, respectively, have been recorded by the Company in accrued liabilities — other and in other long-term liabilities, as appropriate (see Notes 10 and 11).

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

The unaudited comparative results for the three-month periods and nine-month periods ended September 30, 2011 and September 30, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$24,314	$20,969	$68,620	$58,402
High Power Group	14,057	14,719	48,943	41,054

Total	38,371	35,688	117,563	99,456

SL-MTI	8,498	8,044	26,916	22,914
RFL	5,223	5,409	16,473	16,694

Consolidated	$52,092	$49,141	$160,952	$139,064

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Income (loss) from operations
Power Electronics Group:
SLPE	$1,954	$2,153	$6,324	$4,527
High Power Group	1,086	1,422	5,584	3,665

Total	3,040	3,575	11,908	8,192

SL-MTI	1,361	1,206	4,612	3,236
RFL	639	570	1,972	2,286
Other	(1,502)	(2,181)	(4,301)	(5,037)

Consolidated	$3,538	$3,170	$14,191	$8,677

Total assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$40,582	$37,155
High Power Group	31,690	31,539

Total	72,272	68,694

SL-MTI	12,215	11,262
RFL	14,289	14,525
Other	11,051	10,418

Consolidated	$109,827	$104,899

Goodwill and intangible assets, net, as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Goodwill and intangible assets, net
Power Electronics Group:
SLPE	$4,786	$5,067
High Power Group	15,948	16,328

Total	20,734	21,395

SL-MTI	—	—
RFL	5,427	5,373

Consolidated	$26,161	$26,768

14. Retirement Plans And Deferred Compensation
During the nine-month periods ended September 30, 2011 and September 30, 2010, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $226,000 and $917,000 during the three and nine-month periods ended September 30, 2011. Costs incurred under these plans amounted to $374,000 and $998,000 during the three and nine-month periods ended September 30, 2010.
The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $106,000 and $299,000 during the three and nine-month periods ended September 30, 2011. The amount charged to expense in connection with these agreements amounted to $104,000 and $293,000 during the three and nine-month periods ended September 30, 2010.
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

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Fire related loss	$—	$(669)
Insurance recovery	277	560

Net fire related gain (loss)	$277	$(109)

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
During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000 as of December 31, 2010. The Company received $610,000 from its insurance carriers on July 15, 2011 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
16. Discontinued Operations
For the three months ended September 30, 2011, total loss from discontinued operations before income taxes was $378,000 ($261,000 net of tax). The loss from discontinued operations relates to environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five sites.
For the nine months ended September 30, 2011, net income from discontinued operations, net of tax, equaled $142,000. Net income from discontinued operations relates to a settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The above favorable settlement was primarily offset by $969,000 ($645,000 net of tax) of charges related to environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five sites.
For the three and nine months ended September 30, 2010, total loss from discontinued operations was $429,000 and $2,375,000 ($267,000 and $1,466,000 net of tax), respectively. Loss from discontinued operations in 2010 relates to legal and environmental charges primarily associated with the past operations of SurfTech. During the second quarter of 2010, the Company increased the reserves at its Camden site by $1,273,000 ($784,000 net of tax) to provide for additional anticipated cost to remediate.
17. Related Party Transactions
RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three month periods ended September 30, 2011 and September 30, 2010 were $154,000 and $150,000, respectively. Sales to RFL Communications for each of the nine month periods ended September 30, 2011 and September 30, 2010 were $547,000 and $479,000, respectively. Accounts receivable due from RFL Communications at September 30, 2011 and December 31, 2010 were $156,000 and $100,000, respectively.

The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein and Kassan are directors of the Company. Mr. McNamara was a director of the Company from May 14, 2008 until June 8, 2011. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. No fees were incurred during the three months ended September 30, 2010. Fees of approximately $190,000 were expensed for the nine months ended September 30, 2010.

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
In the sections that follow, statements with respect to the quarter ended 2011 or nine months ended 2011 refer to the three-month and nine-month periods ended September 30, 2011. Statements with respect to the quarter ended 2010 or nine months ended 2010 refer to the three-month and nine-month periods ended September 30, 2010. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).
Significant Transactions and Financial Trends
Significant transactions during the nine months ended September 30, 2011 that impacted the Company’s financial results and cash flows include income from discontinued operations of $142,000. Income from discontinued operations was comprised of a favorable settlement with a foreign tax authority of $787,000 which was partially offset by charges related to environmental matters and legal expenses of $645,000, net of tax. The tax settlement had no impact on the Company’s cash flows. The Company recorded cash flow from continuing operations of $10,904,000 during the nine months ended September 30, 2011.
On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000 as of December 31, 2010. The Company received $610,000 from its insurance carriers on July 15, 2011 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
Business Trends
Demand for the Company’s products and services increased during the nine months ended September 30, 2011, compared to the same period the prior year. Sales for the nine months ended September 30, 2011, increased by $21,888,000, or 16%, while income from operations increased by $5,514,000, or 64%. All operating entities experienced increases in sales and income from operations during the first nine months of 2011 as compared to the same period the prior year, except RFL, which experienced a 1% sales decline and a 14% decrease in income from operations.

During the nine months ended September 30, 2011, the Company’s backlog decreased to $67,452,000, from $74,394,000 for the same period the prior year, for a decrease of 9% on a comparative basis. The decrease in backlog was attributable to SLPE and MTI, who recorded decreases in backlog of 21% and 4% respectively, which was partially offset by increases at Teal, MTE, and RFL of 7%, 22%, and 12%, respectively. The Company’s net new orders for the nine months ended September 30, 2011 decreased by less than 1% compared to the same period the prior year.
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
SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to purchase a product out of its inventory below standard net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine-month periods ended 2011 and 2010 by approximately 0.5% and 0.6%, respectively.
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
Allowance For Doubtful Accounts
The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.8% and 1.9% of gross trade receivables as of September 30, 2011 and December 31, 2010, respectively.

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
Accounting For Income Taxes
The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $999,000 and $2,358,000 as of September 30, 2011 and December 31, 2010, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will adjust the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $82,000 as of September 30, 2011, and $301,000 as of December 31, 2010. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of September 30, 2011 and December 31, 2010 were $10,302,000 and $11,727,000, respectively, net of valuation allowances of $981,000 and $937,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of state loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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
Goodwill
The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2010. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2011 and 2010. As of September 30, 2011 and December 31, 2010, goodwill totaled $22,738,000 and $22,756,000 (representing 21% and 22% of total assets), respectively.
As of the testing conducted as of December 31, 2010, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2011, under the amended guidance of ASU 2011-08 unless management identifies a triggering event in the interim.
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
Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2010, the Company recorded additional reserves of $7,776,000 and $1,273,000 related to environmental matters at its Pennsauken, New Jersey and Camden, New Jersey sites, respectively. No additional significant reserves were recorded during the first nine months of 2011 for the Pennsauken, New Jersey and Camden, New Jersey sites. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Liquidity And Capital Resources

	September 30,	December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$2,394	$1,374	$1,020	74%
Bank debt	$2,500	$9,800	$(7,300)	(74%)
Working capital	$29,678	$20,121	$9,557	47%
Shareholders’ equity	$58,632	$47,249	$11,383	24%
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
At September 30, 2011, the Company reported $2,394,000 of cash and cash equivalents, compared to $1,374,000 of cash and cash equivalents as of December 31, 2010. Cash and cash equivalents increased in 2011 primarily due to $10,904,000 of cash provided by operating activities from continuing operations, which was partially offset by $6,246,000 of cash used in financing activities and $2,485,000 of cash used in investing activities. The increase in cash in 2011 was also partially offset by $1,095,000 of cash used in operating activities from discontinued operations.
Net cash provided by operating activities from continuing operations during the nine-month periods ended September 30, 2011 and September 30, 2010 was $10,904,000 and $3,740,000, respectively. The sources of cash from operating activities for the nine-month period ended September 30, 2011 were income from continuing operations of $9,755,000, an increase in accounts payable of $2,903,000, a decrease in deferred income taxes of $1,425,000, and the add-back of depreciation and amortization expense of $2,386,000. All operating entities experienced increases in accounts payable, except for RFL, due primarily to increased inventory purchases to meet customer demand and extended payment terms from suppliers. Deferred income taxes decreased during the first nine months of 2011 due to the utilization of certain foreign tax credits, research and development tax credits, and net operating loss carryforwards. These sources and add-backs were partially offset by an increase in inventories of $2,505,000, an increase in other current assets of $1,539,000, and an increase in accounts receivable of $1,453,000. The increase in inventory was due to an increase in inventory at SLPE in order to meet the increase in demand from customers. The increase in inventory was also due to an increase at TEAL due to the rescheduling of existing customer orders until the fourth quarter of 2011 and the first quarter of 2012. These increases were partially offset by a decrease in inventory at MTE due to lean initiatives to reduce inventory levels. All operating entities experienced increases in other current assets due primarily to the renewal of certain insurance policies during the first half of 2011. The increase in other current assets was also due to an increase in payments related to inventory purchase agreements for copper at Teal and MTE. The increase in other current assets was partially offset by the collection of a fire loss insurance claim related to the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011 in the amount of $610,000. The largest increases in accounts receivable occurred at SLPE, MTE, and SL-MTI primarily due to increased sales during the third quarter of 2011. The increase in accounts receivable at SL-MTI was also due to relatively low accounts receivable balances as of December 31, 2010 due to significant collections during December 2010.

Net cash provided by operating activities from continuing operations during the nine-months ended September 30, 2010 was $3,740,000. The sources of cash from operating activities for the nine-month period ended September 30, 2010 were an increase in accounts payable of $3,747,000, an increase in accrued liabilities of $3,115,000, an increase in accrued income taxes of $1,404,000, and the add-back of depreciation and amortization expense of $2,463,000. Of the increased accounts payable, $1,711,000 was attributable to SLPE and $1,037,000 was attributable to SL-MTI. These sources of cash and add-backs were partially offset by an increase in accounts receivable of $9,294,000 and an increase in inventories of $2,517,000. The increases in accounts receivable and inventories were primarily related to increased sales at all business segments. Accounts receivable increased by $5,277,000 at SLPE, $1,765,000 at Teal, $1,190,000 at MTE and $880,000 at SL-MTI.
During the nine-month period ended September 30, 2011, net cash used in investing activities was $2,485,000, as compared to net cash used in investing activities of $1,291,000 during the nine-month period ended September 30, 2010. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment and tenant improvements of $2,348,000 and the purchases of other assets of $137,000. During the first nine months of 2011, SLPE incurred approximately $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. Purchases of other assets were primarily related to the purchase of software and other intangible assets. During 2010, the use of cash in investing activities was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment.
During the nine-month period ended September 30, 2011, net cash used in financing activities was $6,246,000, as compared to net cash used in financing activities of $758,000 during the nine-month period ended September 30, 2010. Cash used in financing activities during 2011 was primarily related to $7,300,000 in net payments to the 2008 Credit Facility, which was partially offset by $817,000 of proceeds from stock option exercises and $291,000 from the tax benefit on the exercise of stock options. During the nine-month period ended September 30, 2010, net cash used in financing activities was $758,000, which was related to the purchase of the Company’s treasury stock, partially offset by the proceeds from stock options exercised and from the sale of treasury stock.
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
On July 20, 2011, the Company entered into a Fourth Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of applicable margin to lower the applicable margin, and (c) amends the definition of commitment fee margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and is being amortized over the remaining life of the 2008 Credit Facility. As of September 30, 2011 and December 31, 2010, the Company had a balance of $2,500,000 and $9,800,000, respectively, under the 2008 Credit Facility. At September 30, 2011, the Company had total availability thereunder of $37,027,000.
The Company’s current ratio was 1.82 to 1 at September 30, 2011 and 1.49 to 1 at December 31, 2010. Current assets increased by $4,791,000 from December 31, 2010, while current liabilities decreased by $4,766,000 during the same period.
Capital expenditures were $2,348,000 in 2011, which represented an increase of $1,311,000 from the capital expenditure levels of 2010. Capital expenditures in 2011 were primarily attributable to tenant improvements on the previously mentioned new leased manufacturing facility in Mexicali, Mexico, and to a lesser extent purchases of machinery, computer hardware, and demonstration equipment. During the remainder of 2011, the Company anticipates spending approximately $933,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology.
With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three and nine month periods ended September 30, 2011.

Contractual Obligations
The following is a summary of the Company’s contractual obligations at September 30, 2011 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,607	$2,443	$754	$1,093	$5,897
Debt (1)	2,522	—	—	—	2,522

	$4,129	$2,443	$754	$1,093	$8,419

(1)	Includes interest payments through maturity of $22,000.
The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $82,000 as of September 30, 2011, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.
Off-Balance Sheet Arrangements
It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company entered into purchase agreements for copper during 2010 and again during the first nine months of 2011. As of September 30, 2011, inventory purchase agreements for copper totaled $3,373,000. No purchase commitments for copper were greater than nine months.

Results of Operations
Three months ended September 30, 2011, compared with three months ended September 30, 2010
The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended September 30, 2011 (“2011”) and the quarter ended September 30, 2010 (“2010”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$24,314	$20,969	$3,345	16%
High Power Group	14,057	14,719	(662)	(4)

Total	38,371	35,688	2,683	8

SL-MTI	8,498	8,044	454	6
RFL	5,223	5,409	(186)	(3)

Total	$52,092	$49,141	$2,951	6%

	Income (Loss) from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Quarter	Same Quarter
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$1,954	$2,153	$(199)	(9%)
High Power Group	1,086	1,422	(336)	(24)

Total	3,040	3,575	(535)	(15)

SL-MTI	1,361	1,206	155	13
RFL	639	570	69	12
Other	(1,502)	(2,181)	679	31

Total	$3,538	$3,170	$368	12%

During 2011, consolidated net sales increased by $2,951,000 or 6%. When compared to 2010, net sales of the Power Electronics Group increased by $2,683,000, or 8%, and net sales of SL-MTI increased by $454,000, or 6%. Net sales at RFL decreased by $186,000, or 3%.
In 2011, the Company’s income from operations was $3,538,000, compared to $3,170,000 in 2010, representing an increase of $368,000, or 12%. Income from operations was 7% of net sales in 2011, compared to income from operations of 6% of net sales in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.

Income from continuing operations in 2011 was $2,537,000, or $0.55 per diluted share, compared to income from continuing operations in 2010 of $2,325,000, or $0.38 per diluted share. Income from continuing operations was approximately 5% of net sales in 2011 and 2010.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $24,314,000, or 47% of consolidated net sales in 2011, compared to $20,969,000, or 43% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $2,871,000, or 22%. Sales of the industrial product line increased by $871,000, or 25%, while sales of the data communications product line decreased by $232,000, or 6%. The increase in sales of the medical equipment product line was due to increased sales volumes during 2011 primarily related to a new large international customer order and a new large domestic customer order in 2011. The increase in sales of the industrial product line was primarily due to a large international customer order in 2011. The decrease in sales of the data communications product line was due primarily to a decrease in volumes to two large domestic customers. The decrease in sales of the data communications product line was also due to a large international customer order in 2010 with no comparable order in 2011. Returns and distributor credits also affected net sales, which represented approximately 1% and 1% of gross SLPE sales in 2011 and 2010, respectively. Domestic sales increased by 3% and international sales increased by 69% during 2011.
SLPE reported income from operations of $1,954,000 in 2011, compared to income from operations of $2,153,000 in 2010. Income from operations decreased in 2011 due to a decrease in gross profit as a percentage of net sales, which was partially offset by an increase in sales of 16% and a decrease in operating costs as a percentage of net sales. Gross profit percentage decreased by approximately 5% as a percentage of net sales during 2011. SLPE’s decrease in its gross profit as a percentage of net sales was due primarily to product mix, higher raw material costs, the negative impact of foreign currency, and the write off of inventory which was not reserved and was determined to be obsolete during 2011. The increase in raw material costs at SLPE was primarily due to the shortage of certain raw materials due to the March 2011 earthquake in Japan. Operating costs as a percentage of sales decreased 2% with decreases in engineering and product development costs and SG&A as a percentage of net sales.
High Power Group
The High Power Group reported net sales of $14,057,000, or 27% of consolidated net sales in 2011, compared to $14,719,000, or 30% of consolidated net sales in 2010. The decrease in net sales during 2011 was due to a decrease in net sales at Teal of $1,969,000, or 23%, which was partially offset by an increase in net sales at MTE of $1,307,000, or 21%.
Teal’s sales decrease is attributable to a decrease in sales to medical imaging equipment manufacturers of $1,669,000 and the semi-conductor market of $588,000, partially offset by an increase in military and aerospace industries of $288,000. Sales to medical imaging equipment market decreased during 2011 primarily due to lower volumes to two large domestic customers. The decrease in the semi-conductor market is almost entirely driven by a decrease in international sales. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. Domestic sales decreased by 21% and international sales decreased by 44% during 2011.

MTE’s sales increase is primarily attributable to an increase in sales to OEMs, distributors, and the oil and gas industry during 2011. International sales increased by 45% while domestic sales increased by 15%. The increase in international sales is primarily due to several large customer orders due to increased efforts to expand to markets in Asia and South America, especially in the oil and gas markets. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the natural resource market.
The High Power Group reported income from operations of $1,086,000 in 2011, which represented a decrease of 24% from 2010. The decrease in income from operations during 2011 was due to a decrease at Teal of $590,000 offset by an increase at MTE of $254,000. The decrease in the High Power Group’s income from operations is due to a decrease in sales and an increase in operating expenses as a percentage of net sales. Gross profit remained flat as a percentage of net sales during 2011. Operating costs increased by approximately 2% as a percentage of net sales during 2011 due primarily to increases in engineering and product development costs and SG&A as a percentage of net sales.
SL-MTI
SL-MTI recorded net sales of $8,498,000 or 16% of consolidated net sales in 2011, compared to $8,044,000, or 16% of consolidated net sales in 2010. Sales to customers in the commercial aerospace industries increased by $742,000, or 32%, and sales in the medical product line increased by $99,000, or 110%. The increases in sales in the commercial aerospace and medical industries were partially offset by decreases in sales to customers in the defense industry by $384,000, or 7%. Other commercial sales were relatively flat during 2011 and 2010. Domestic sales increased by 30% and international sales decreased by 55% during 2011. The increase in domestic sales is primarily due to higher volumes to several customers in the aerospace industry and military industry. The decrease in international sales was primarily related to a decrease in volumes to a customer located in Canada.
SL-MTI reported income from operations of $1,361,000 in 2011, or an increase of 13% from 2010. The increase in income from operations during 2011 was due to an increase in sales and an increase in gross profit as a percentage of net sales. Gross profit increased by approximately 1% as a percentage of net sales during 2011. Operating costs were flat as a percentage of net sales during 2011.
RFL
RFL recorded net sales of $5,223,000 or 10% of consolidated net sales in 2011, compared to $5,409,000, or 11% of consolidated net sales in 2010. RFL’s sales decrease is attributable to a decrease in sales of communications products by $533,000, or 21%, and a decrease in customer service sales of $51,000, or 20%, partially offset by an increase in protection products of $398,000, or 15%. The decrease in the communications product line was primarily related to two large international customer projects in 2010 without a comparable project in 2011. The decrease in customer service sales is due to lower volume of billable services sales. The increase in protection products is primarily related to a new large international customer project without a comparable project in 2010. Domestic sales increased by $473,000, or 13% due to a large customer order in 2011 without a comparable order in 2010. International sales decreased by $658,000, or 40%, primarily due to customer projects in China and Mexico without a comparable project in 2011.

RFL reported income from operations of $639,000 in 2011, which represented an increase of 12% from 2010. Income from operations increased in 2011 due to an increase in gross profit as a percentage of net sales, partially offset by an increase operating expenses as a percentage of net sales. Gross profit increased by approximately 3% as a percentage of net sales during 2011 primarily due to improved sales mix and product mix. Operating expenses as a percentage of net sales increased by approximately 1% due to an increase in engineering and product development costs and SG&A as a percentage of net sales.
Gross Profit
During 2011, gross profit increased by $60,000 from $16,021,000 to $16,081,000. As a percentage of consolidated net sales, gross profit was approximately 31% for 2011, compared to 33% for 2010. RFL recorded an increase in gross profit as a percentage of net sales of approximately 3%, while SL-MTI recorded an increase in gross profit as a percentage of net sales of approximately 1%. The increases in gross profit as a percentage of net sales at RFL and SL-MTI were partially offset by SLPE, which recorded a decrease in gross profit as a percentage of net sales of approximately 5%. Gross profit at the High Power Group as a percentage of net sales remained flat between 2011 and 2010. RFL’s increase in its gross profit as a percentage of net sales was primarily due to a more favorable customer and product mix. SL-MTI’s increase in its gross profit as a percentage of net sales was due to the relatively high volume of sales, lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico, and improved product mix. SLPE’s decrease in its gross profit as a percentage of net sales was due primarily to product mix, higher raw material costs, the negative impact of foreign currency, and the write off of inventory which was not reserved and was determined to be obsolete during 2011. The increase in raw material costs at SLPE was primarily due to the shortage of certain raw materials due to the March 2011 earthquake in Japan. All operating entities are at various stages of implementing lean initiatives throughout the factory floor to improve future margins. These initiatives are ongoing.
Engineering and Product Development Expenses
Engineering and product development expenses were relatively flat during the third quarter of 2011 as compared to the third quarter of 2010, increasing by only $61,000, or 2%. The increase in engineering and product development expenses was primarily due to continued investments in new programs and products, partially offset by increases in funding of customer projects. Engineering and product development expenses as a percentage of net sales were flat at 7% in 2011 and 2010, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $316,000, or 4%, on a 6% increase in net sales. Selling, general and administrative expenses were approximately 16% of net sales in 2011 and 18% of net sales in 2010. SLPE’s expenses increased by $302,000 in 2011 due to an increase in sales related costs and compensation expense. The High Power Group recorded an increase in selling, general and administrative expenses of $56,000, due to the addition of employees and increased commission expense. SL-MTI’s expense increased by $30,000 in 2011 primarily due to an increase in compensation expense. The increases at SLPE, the High Power Group, and SL-MTI were partially offset by a $34,000 decrease in selling, general and administrative expenses at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses during 2011. Corporate and Other expenses decreased by $679,000, or 31%, during 2011 primarily due to decreased professional fees. Professional fees were relatively high in 2010 primarily due to increased legal fees and severance costs related to two former executives.

Depreciation and Amortization Expenses
Depreciation and amortization expenses in 2011 were $656,000, a decrease of $53,000, or 7%, compared to depreciation and amortization expenses in 2010.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of $32,000 in 2011 and $61,000 in 2010. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
Interest Expense
Interest expense in 2011 was $33,000, compared to $7,000 in 2010. The increase in interest expense was primarily due to increased borrowings under the Company’s 2008 Credit Facility. The Company had $2,500,000 in outstanding debt as of September 30, 2011. The Company maintained no outstanding bank debt as of September 30, 2010.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for the quarter ended 2011 was approximately 27%. For the quarter ended 2010, the effective tax rate was approximately 25%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense.
The effective tax rate reflects the statutory rate after an adjustment for the state tax provision and offset by the recording of benefits related to the research and development and foreign tax credits as well as the effect of applying a higher statutory tax rate to deferred taxes that existed as of the first day of the year. The effective tax rate in 2011 and 2010 reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to research and development tax credits.
Discontinued Operations
During 2011, the Company recorded a loss from discontinued operations, net of tax, of $261,000 compared to a loss of $267,000, net of tax, in 2010. These charges related to ongoing environmental remediation, consulting, and legal costs related to the Company’s five sites at which the Company had former operations.
Net Income
Net income was $2,276,000, or $0.50 per diluted share, for 2011 compared to $2,058,000, or $0.34 per diluted share, for 2010. The weighted average number of shares used in the diluted earnings per share computation was 4,591,000 and 6,079,000 for 2011 and 2010, respectively. The decrease in the average number of shares used in the diluted earnings per share computation was primarily due to 1,334,824 shares purchased during the Company’s Tender Offer during the fourth quarter of 2010 and 252,064 shares purchased from the Company’s defined contribution plan during the fourth quarter of 2010.

Results of Operations
Nine months ended September 30, 2011, compared with nine months ended September 30, 2010
The tables below show the comparisons of net sales and income (loss) from operations for the nine months ended September 30, 2011 (“2011”) and the nine months ended September 30, 2010 (“2010”):

	Net Sales
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$68,620	$58,402	$10,218	17%
High Power Group	48,943	41,054	7,889	19

Total	117,563	99,456	18,107	18

SL-MTI	26,916	22,914	4,002	17
RFL	16,473	16,694	(221)	-1

Total	$160,952	$139,064	$21,888	16%

	Income from Operations
	Nine Months	Nine Months	$ Variance	% Variance
	Ended	Ended	From	From
	September 30,	September 30,	Same Period	Same Period
	2011	2010	Last Year	Last Year
	(in thousands)
Power Electronics Group:
SLPE	$6,324	$4,527	$1,797	40%
High Power Group	5,584	3,665	1,919	52

Total	11,908	8,192	3,716	45

SL-MTI	4,612	3,236	1,376	43
RFL	1,972	2,286	(314)	(14)
Other	(4,301)	(5,037)	736	15

Total	$14,191	$8,677	$5,514	64%

During 2011, consolidated net sales increased by $21,888,000, or 16%. When compared to 2010, net sales of the Power Electronics Group increased by $18,107,000 or 18%, and net sales of SL-MTI increased by $4,002,000, or 17%. Net sales at RFL decreased by $221,000, or 1%.
In 2011, the Company’s income from operations was $14,191,000, compared to $8,677,000 in 2010, representing an increase of $5,514,000, or 64%. Income from operations was 9% of net sales in 2011, compared to income from operations of 6% of net sales in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.

Income from continuing operations in 2011 was $9,755,000, or $2.14 per diluted share, compared to income from continuing operations in 2010 of $5,664,000, or $0.93 per diluted share. Income from continuing operations was approximately 6% of net sales in 2011, compared to income from continuing operations of 4% of net sales in 2010.
The Company’s business segments and the components of operating expenses are discussed in the following sections.
SLPE
SLPE recorded net sales of $68,620,000, or 43% of consolidated net sales in 2011, compared to $58,402,000, or 42% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $9,667,000 or 27%. Sales of the industrial product line increased by $3,168,000 or 34%, while sales of the data communications product line decreased by $1,925,000, or 16%. The increase in sales of the medical equipment product line was primarily due to increased sales volumes to several large customers during 2011. The increase in sales of the industrial product line was primarily due to a large international customer order in 2011. The decrease in sales of the data communications product line was due primarily to a decrease in volumes to a large international customer in 2011. Returns and distributor credits also affected net sales, which represented 1% and 2% of gross SLPE sales in 2011 and 2010, respectively. Domestic sales increased by 11% and international sales increased by 38% during 2011.
SLPE reported income from operations of $6,324,000 in 2011, compared to income from operations of $4,527,000 in 2010. Income from operations increased in 2011 due to a significant increase in sales of 17%, and a decrease in operating expenses as a percentage of net sales. Operating costs decreased by approximately 2% as a percentage of net sales during 2011 due primarily to decreases in engineering and product development costs as a percentage of net sales. Gross profit percentage as a percentage of net sales remained relatively flat during 2011 and 2010.
High Power Group
The High Power Group reported net sales of $48,943,000 or 30% of consolidated net sales in 2011, compared to $41,054,000, or 30% of consolidated net sales in 2010. The increase in net sales during 2011 was due to an increase in net sales at MTE of $5,506,000, or 31%, and an increase in net sales at Teal of $2,383,000, or 10%.
MTE’s sales increase is primarily attributable to increases in sales to OEMs and distributors and to the oil and gas industry during 2011. Domestic sales increased 26%, while international sales increased 47%. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the natural resource market. The increase in international sales is primarily due to several large customer orders due to increased efforts to expand to markets in Asia and South America, especially in the oil and gas markets.
Teal’s sales increase is attributable to increases in sales in the military and aerospace industries of $1,114,000, or 62%, to medical imaging equipment manufacturers of $1,042,000, or 5%, and to the semi-conductor market of $319,000, or 17%. These increases are partially offset by a decrease in sales of other product lines of $93,000, or 27%. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. Sales to medical imaging equipment market increased during 2011 due to increased volumes to several large domestic customers. The increase in the semi-conductor market is almost entirely driven by international sales. Other product lines net sales decreased in 2011 primarily due to a decrease in repair and maintenance activities. Domestic sales increased by 10% and international sales increased by 12% during 2011.

The High Power Group reported income from operations of $5,584,000 in 2011, which represented an increase of 52% from 2010. The increase in income from operations during 2011 was due to an increase at MTE of $1,264,000 and an increase at Teal of $655,000. The increase in the High Power Group’s income from operations is due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 2% as a percentage of net sales during 2011. Operating costs decreased by approximately 1% as a percentage of net sales during 2011 due to decreases in engineering and product development costs and SG&A.
SL-MTI
SL-MTI recorded net sales of $26,916,000, or 17% of consolidated net sales in 2011, compared to $22,914,000, or 16% of consolidated net sales in 2010. During 2011, sales to customers in the defense industry increased by $1,744,000, or 12%, sales to customers in the commercial aerospace industry increased by $1,680,000, or 23%, sales of commercial products increased by $445,000, or 43%, and sales in the medical equipment product line increased by $133,000, or 35%. Domestic sales increased by 28% and international sales decreased by 21% during 2010. The increase in domestic sales is primarily due to higher volumes to several customers in the military industry and aerospace industry. The decrease in international sales was primarily related to lower volumes to a customer located in Canada.
SL-MTI reported income from operations of $4,612,000 in 2011, which represented an increase of 43% from 2010. The increase in income from operations during 2011 was due to an increase in sales, an increase in gross profit as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Gross profit increased by approximately 1% as a percentage of net sales during 2011. Operating costs decreased by approximately 2% as a percentage of net sales during 2011 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales.
RFL
RFL recorded net sales of $16,473,000, or 10% of consolidated net sales in 2011, compared to $16,694,000, or 12% of consolidated net sales in 2010. Sales of RFL’s communications products decreased by $652,000, or 9%. The decrease in communication products sales was partially offset by an increase in protection products sales of $454,000, or 5%. The decrease in communications products sales was primarily due to decreased sales to the rail industry and decreased legacy product sales, which was partially offset by large volumes of a new product. The increase in protection products is primarily related to a new large international customer project without a comparable project during 2010. Domestic sales increased by $132,000, or 1%, while international sales decreased by $353,000, or 9%, primarily related to decreased sales to customers located in China and Mexico which was partially offset by increased sales to customers located in Canada and Venezuela.

RFL reported income from operations of $1,972,000 in 2011, which represented a decrease of 14% from 2010. Income from operations decreased in 2011 due to a decrease in sales and a decrease in gross profit as a percentage of net sales. Gross profit as a percentage of net sales decreased by approximately 2% in 2011. Operating expenses as a percentage of net sales remained relatively flat during 2011 and 2010.
Gross Profit
During 2011, gross profit increased by $7,010,000, or 16%, from $45,222,000 to $52,232,000. As a percentage of consolidated net sales, gross profit was approximately 33% for 2011 and 2010, respectively. The High Power Group recorded increases in their gross profit as a percentage of net sales of approximately 2%, while SL-MTI recorded an increase in gross profit as a percentage of net sales of approximately 1%. The increases in gross profit as a percentage of sales at the High Power Group and SL-MTI were partially offset by RFL, which recorded a decrease in gross profit as a percentage of net sales of approximately 2%. The High Power Group’s increase in its gross profit as a percentage of net sales was due primarily to high sales volumes, improved sales mix, and lean initiatives. SL-MTI’s increase in its gross profit percentage of net sales was due to the relatively high volume of sales, lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico, and improved product mix. RFL’s decrease in the percentage of gross profit was due to an unfavorable change in customer mix (international versus domestic sales) and product mix. SLPE’s gross profit was relatively flat as a percentage of net sales in 2011. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to improve future margins.
Engineering and Product Development Expenses
Engineering and product development expenses increased by $366,000, or 4%. Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. SLPE and SL-MTI each recorded a 1% decrease in engineering and product development expenses as a percentage of net sales during 2011. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to increased sales volumes coupled with a shift of engineering and product development costs to lower cost locations. The decrease in engineering and product development costs as a percentage of net sales at SL-MTI was primarily due to an increase in funded customer projects during 2011. Engineering and product development costs at the High Power Group and RFL were relatively flat as a percentage of net sales during 2011 and 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1,211,000, or 5%, on a 16% increase in sales. Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 18% of net sales for 2010. SLPE’s expenses increased by $1,251,000 in 2011 due to an increase in sales related costs, compensation expenses, and severance paid to the former president of SLPE. The High Power Group recorded an increase in selling, general and administrative expenses of $786,000, due to the addition of employees and increased commissions and compensation expense due to higher sales levels. SL-MTI’s expenses increased by $96,000 in 2011 primarily due to increased compensation expense. The increases at SLPE, the High Power Group and SL-MTI were partially offset by a $203,000 decrease in selling, general and administrative expenses at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses during 2011. Corporate and Other expenses decreased by $736,000, or 15%, primarily related to decreased professional fees. Professional fees were relatively high in 2010 primarily due to increased legal fees and severance costs related to two former executives.

Depreciation and Amortization Expenses
Depreciation and amortization expenses in 2011 were $2,200,000, a decrease of $81,000, or 4%, compared to depreciation and amortization expenses in 2010.
Amortization of Deferred Financing Costs
In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred costs of $185,000 in 2011 and $182,000 in 2010. These costs have been deferred and are being amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.”
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
During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000 as of December 31, 2010. The Company received $610,000 from its insurance carriers on July 15, 2011 since the Company received a $200,000 advance from its carrier related to the fire loss in July 2010. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.
During the first nine months of 2010, the Company recorded $669,000 of estimated fire related losses and $560,000 of estimated insurance recoveries, for an estimated net loss of $109,000. In July 2010, the Company received a $200,000 advance from its carrier related to the fire loss.
Interest Expense
Interest expense in 2011 was $171,000, compared to $49,000 in 2010. The increase in interest expense was primarily due to increased borrowings under the Company’s 2008 Credit Facility. The Company had $2,500,000 in outstanding debt as of September 30, 2011. The Company maintained no outstanding bank debt as of September 30, 2010.
Taxes (Continuing Operations)
The effective tax rate for continuing operations for 2011 was approximately 31%. For 2010, the effective tax rate was approximately 32%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The impact of the rate change on deferred taxes decreased income tax expense and the estimated income tax rate.

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
Discontinued Operations
During 2011, the Company recorded income from discontinued operations, net of tax, of $142,000 compared to a loss from discontinued operations of $1,466,000, net of tax, in 2010. Income from discontinued operations in 2011 relates to the $787,000 favorable settlement with a foreign tax authority, primarily offset by environmental remediation, consulting, and legal costs related to the Company’s five sites at which the Company had former operations. The loss from discontinued operations in 2010 consists primarily of charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site. During the second quarter of 2010, the Company increased the reserves at its Camden Site by $784,000, net of tax, to provide for additional anticipated costs to remediate.
Net Income
Net income was $9,897,000 or $2.17 per diluted share, for 2011 compared to $4,198,000, or $0.69 per diluted share, for 2010. The weighted average number of shares used in the diluted earnings per share computation was 4,570,000 and 6,100,000 for 2011 and 2010, respectively. The decrease in the average number of shares used in the diluted earnings per share computation was primarily due to 1,334,824 shares purchased during the Company’s Tender Offer during the fourth quarter of 2010 and 252,064 shares purchased from the Company’s defined contribution plan during the fourth quarter of 2010.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton LLP, the Company’s external auditor, during the first nine months of 2011, as approved by its Audit Committee. During the nine months ended September 30, 2011, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Grant Thornton LLP. These non-audit services that were approved relate to domestic and international tax advisory and compliance.

ITEM 6.	EXHIBITS

10.1
Form of Restricted Stock Unit Grant Letter and Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011).

10.2	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011 (transmitted herewith).

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 9, 2011	SL INDUSTRIES, INC. (Registrant)

	By:	/s/ William T. Fejes William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi

Louis J. Belardi Chief Financial Officer
(Principal Accounting Officer)