Form 10-K
period 2011-12-31
SL INDUSTRIES INC
filed 2012-03-30
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the NYSE Amex was approximately $62,258,000.

The number of shares of common stock outstanding as of March 2, 2012 was 4,556,794.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders.

PART I

ITEM 1. BUSINESS

(a) General Development Of Business

SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company was incorporated as G-L Electronics Company in the state of New Jersey on March 29, 1956. The Company’s name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984.

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

On July 20, 2011, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Revolving Credit Agreement, dated October 23, 2008, between the Company and certain of its subsidiaries, and Bank of America, N.A., as Agent, and various financial institutions party thereto from time to time as Lenders (the “2008 Credit Facility”). The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of Applicable Margin to lower the applicable margin, and (c) amends the definition of Commitment Fee Margin to lower the commitment fee margin. The 2008 Credit Facility is scheduled to expire on July 1, 2012. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.

(b) Financial Information About Segments

Financial information about the Company’s business segments is incorporated herein by reference to Note 18 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

SLPE – SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military and information technology equipment. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 43%, 42% and 36%, respectively.

HIGH POWER GROUP – The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. MTE’s standard product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. Teal and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, natural resource harvesting sites and facilities, and commercial buildings. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 30%, 30% and 31%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, medical and industrial products. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 16%, 16% and 19%, respectively.

RFL – RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL also provides products and systems used by rail and highway industries. RFL provides systems design, commissioning, training, customer service and maintenance for all of its products. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 11%, 12% and 14%, respectively.

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

EME – Elektro-Metall Export GmbH (“EME”) manufactured electromechanical actuation systems, power drive units and complex wire harness systems for use in the aerospace and automobile industries. EME was based in Ingolstadt, Germany with low cost manufacturing operations in Paks, Hungary. On January 6, 2003, the Company sold all of the issued and outstanding shares of capital stock of EME. As a result, EME is reported as a discontinued operation for all periods presented. The Company was involved in tax litigation with the German tax authorities and reached a favorable settlement during the second quarter of 2011.

Raw Materials

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company; however, at times the Company has had to locate alternate suppliers for certain key components. The natural disasters suffered by Japan in March 2011 had required the Company to seek alternate supplies at higher prices and effected the shipment of certain products. Raw materials are purchased directly from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to 26 weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

During 2011, average annual copper prices rose 17% as compared to 2010. Copper is used primarily by the High Power Group in its transformers and reactors. In an attempt to stabilize copper costs, the High Power Group entered into forward purchase agreements during 2011 in the aggregate amount of approximately $5,612,000. As of December 31, 2011, forward purchase agreements in the aggregate amount of approximately $3,746,000 were entered into for 2012. As of December 31, 2011, no copper purchase commitments were greater than nine months.

In addition to copper, various grades of silicon steel are used in products produced by the High Power Group and SLPE. Annual average prices of silicon steel have ranged from a decrease of 3% to an increase of 7% compared to 2010.

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

Backlog

At March 2, 2012, March 6, 2011 and March 7, 2010, backlog was $65,415,000, $76,181,000 and $61,966,000, respectively. The backlog at March 2, 2012 decreased by $10,766,000, or 14%, compared to March 6, 2011. SLPE, the High Power Group, and RFL each recorded a decrease in backlog at March 2, 2012, compared to March 6, 2011.

Competitive Conditions

The Company’s businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. Each of the Company’s businesses seeks to gain an advantage from its competition by concentrating on customizing products based on customer needs. The Company’s businesses also seek a competitive advantage based on quality, service, innovation, delivery and price.

Environmental

The Company (together with the industries in which it operates or has operated) is subject to the environmental laws and regulations of the United States, People’s Republic of China (“China”), Republic of Mexico (“Mexico”) and United Kingdom concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the subject industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, mostly at sites where the Company has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.

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

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $23,209,000, of which $18,533,000 is included as other long-term liabilities as of December 31, 2011. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the unsaturated soil. The NJDEP approved the IRAWA, and the PIPS were implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants have collected post-injection data for assessment of the overall success of the PIPS. Our consultants have completed the assessment of the PIPS and have indicated that the PIPS can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. Also, the Company’s environmental consultants finalized an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat on-site contaminated groundwater. This plan was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The Phase II Pilot Study would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. This plan also required the collection of groundwater samples to assess the performance of the Phase II Pilot Study. To date, the Company’s consultants have not received any comments from NJDEP regarding the IRA Work plan Addendum II and permit applications necessary to implement the Phase II Pilot Study. Implementation of the Phase II Pilot Study is scheduled to occur during 2012 and 2013, depending upon approval of the plan and related permits from the NJDEP. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. At December 31, 2011, the Company had an accrual of $2,071,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,200,000 in 2012.

As mentioned previously, the Company is currently participating in environmental assessments and cleanups at a number of sites. At one of these sites in Wayne, New Jersey, our consultants, under NJDEP Guidance, have detected contaminants of concern (“COC”) which have exceeded certain acceptable levels. A remediation plan will be developed by our consultants, after testing is completed, which may require additional chemical injections and soil excavation. Testing is currently being performed and is expected to be completed in May 2012. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. The future costs for possible additional remediation are not currently estimable. The accrual for remediation cost at December 31, 2011 for this site is $544,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $99,000, which has been accrued for at December 31, 2011. These costs are recorded as a component of continuing operations.

Employees

As of December 31, 2011, the Company had approximately 1,600 employees. Of these employees, 139, or approximately 9%, were subject to collective bargaining agreements.

Foreign Operations

In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico and Tecate, Mexico. The Company has also outsourced the manufacture of some of its products with contract manufacturers located in China. The Company also manufactures products in leased facilities located in Xianghe, China. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced in United States dollars and its costs and expenses are priced in United States dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the United States dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 21%, 22% and 18% of net sales from continuing operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from adverse fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2011, the Company had net current liabilities of $1,218,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2010, the Company had net current liabilities of $1,537,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did have a negative effect on the Company’s operations in 2011 and 2010. There can be no assurance that the value of the Mexican peso and Chinese yuan will remain stable relative to the United States dollar.

SLPE manufactures most of its products in Mexico and China and incurs its labor costs and supplies in Mexican pesos and Chinese yuan. Teal has transferred a significant amount of its manufacturing to a wholly-owned subsidiary located in Tecate, Mexico. SL-MTI manufactures a significant portion of its products in Mexico and incurs related labor costs and supplies in Mexican pesos. MTE also has a significant portion of its products manufactured in Mexico. SLPE, the High Power Group and SL-MTI price and invoice substantially all of their sales in United States dollars. The Chinese and Mexican subsidiaries of SLPE maintain their books and records in Chinese yuan and Mexican pesos, respectively. The Mexican subsidiaries of SL-MTI and Teal maintain their books and records in Mexican pesos. For additional information related to financial information about foreign operations, see Notes 18 and 19 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information

Additional information regarding the development of the Company’s businesses during 2011 and 2010 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to Securities and Exchange Commission (the “SEC”), and all such reports and amendments to such reports filed have been and will be made available, free of charge, through the Company’s website (http://www.slindustries.com) as soon as reasonably practicable after such filing. Such reports will remain available on the Company’s website for at least 12 months. The contents of the Company’s website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2011.

Location	General Character	Approx. Square Footage	Owned or Leased And Expiration Date
Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 1/31/2016

Canton, MA	Design of power supply products (SLPE)	4,800	Leased – 8/31/2013

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased – 12/15/2020

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased – 3/31/2012

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2013

Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2012

Shanghai, China	Employee dormitory (SLPE)	1,400	Leased – 7/31/2013

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Leased – 6/30/2013

Xianghe, China	Employee dormitory (SLPE)	3,900	Leased – 6/30/2013

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2012

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 3/31/2012

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality products (High Power Group)	31,800	Leased – 7/31/2015

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,300	Leased –12/31/2012

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Pennsauken, NJ	Document warehouse (Other) (1)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased –11/30/2012

(1)	Formerly used for industrial surface finishing operations.

The Company believes that most of its manufacturing facilities are adequate for current production requirements. During the second quarter of 2011, the Company relocated its manufacturing facilities in Mexicali, Mexico to a more modern facility in the same general area. The Company believes that its remaining facilities are sufficient for current operations, maintained in good operating condition and adequately insured. Of the owned properties, none are subject to a major encumbrance material to the operations of the Company.

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

The Company has been and is subject to lawsuits and administrative actions that arise from its ownership of SurfTech and its Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Well Field. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Well Field. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.

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

The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination in three aquifers that exceeds the selected cleanup standard (“OU-1”). The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company in October 2010 that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.

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

In recent correspondence from the U.S. Department of Justice (“DOJ”), the Company was informed that combined past and future OU-1 costs are now estimated to be $45,000,000 to $55,000,000. These costs are estimates provided to the Company by the DOJ in a letter correspondence dated December 22, 2011.

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

The Company has had several discussions with the DOJ, regarding extending the Tolling Agreement, which are on-going. The latest of which the Company asked for an extension of the Tolling Agreement, which was set to expire on March 13, 2012. The Tolling Agreement has been extended by the DOJ to April 12, 2012. This allows the government to delay the filing of any legal action in order to provide the Company’s environmental consultants sufficient time to review and evaluate the technical position of EPA as to the potential liability of the Company for the past costs and future remediation of OU-1. The information was provided at a meeting on March 9, 2012. At the meeting held at the EPA on March 9, 2012, the DOJ and EPA disclosed that the middle aquifer on the Pennsauken Site would be the subject of remediation under OU-1, in addition to the extensive work to be undertaken for the intermediate and lower aquifers directly impacting the Puchack Well Field Superfund Site. Because the Company has accepted responsibility for the remediation on its site, the Company now foresees that it will be responsible at least for these costs under OU-1.

The Company is currently in settlement discussions with the EPA and the DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement discussion currently includes, among other things, a “limited ability to pay” component, which has been provided by the EPA and the DOJ and is currently being negotiated by the Company. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $20,075,000. The estimated OU-2 liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The above liability is included in the total environmental accrual.

It is management’s opinion taking into account the information available to the Company as well as the defenses against the EPA claims and current stage of negotiations that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations should not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company relative to the current reserves. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

Other

The Company is conducting an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials. Based upon the initial investigation, which is ongoing, the preliminary estimate of the amounts of such gifts and entertainment does not appear to be material to the Company’s financial statements. There can be no assurance, however, that after further inquiry the actual amounts will not be in excess of what is currently estimated. Such estimate does not take into account the costs to the Company of the investigation or any other additional costs.

The Company’s investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. Consequently, on March 29, 2012, the Company’s outside counsel contacted the DOJ and the SEC voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments.

The Company has retained outside counsel and forensic accountants to assist in its investigation of this matter. Because the investigation is on-going, the Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Year Ended December 31, 2011		Year Ended December 31, 2010
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	$20.24	$16.50	$9.29	$6.90
2nd Quarter	$24.12	$19.28	$13.44	$9.32
3rd Quarter	$24.95	$16.00	$14.24	$11.82
4th Quarter	$20.40	$16.05	$17.99	$14.00

Holders of Record

As of March 2, 2012, there were approximately 483 holders of record of the Company’s common stock.

Dividends

The Company has not paid a cash dividend on its common stock since fiscal 2000. On November 19, 2010, the Company entered into the Second Amendment (to the 2008 Credit Facility), which permitted the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of $13,000,000. This provision of the amendment expired on October 1, 2011. On December 21, 2011 a consent was obtained by the Company adjusting the maximum amount not in excess, in the aggregate, of $4,000,000. Additional information pertaining to the amended 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The declaration and payment of dividends in the future, if any, and their amounts, will be determined by the Board in light of conditions then existing, including the Company’s earnings, financial condition and business requirements (including working capital needs), and other factors.

Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2011, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warranty and rights		Weighted-average exercise price of outstanding options, warranty and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	186,000	(1)	$12.17	(2)	232,000	(3)

Equity compensation plans not approved by security holders	none

Total	186,000		$12.17		232,000

(1)	This amount includes the following:
•	135,000 shares issuable upon the exercise of outstanding stock options under the 2008 Incentive Stock Plan (the “2008 Plan”) with a weighted-average price of $12.79.
•

13,000 shares issuable upon the exercise of outstanding stock options under the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) with a weighted-average price of $6.00. The Director Plan has expired and no additional securities remain available for future issuance under the Director Plan.

•

38,000 restricted stock units (“RSUs”) issuable under the Company’s 2011 Long-term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

(2)	The 2011 LTIP RSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)	This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the Company’s active shareholder approved stock plan, the 2008 Plan. The 2008 Plan allows for the issuance of up to 450,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are presented below.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands except per share data)
Net sales	$212,331	$189,768	$147,551	$185,954	$200,863
Income from continuing operations	$12,835	$9,782	$3,564	$4,636	$10,274
(Loss) from discontinued operations (1)	$(4,637)	$(7,226)	$(628)	$(2,302)	$(1,863)
Net income (2)	$8,198	$2,556	$2,936	$2,334	$8,411
Diluted net income per common share	$1.79	$0.44	$0.49	$0.39	$1.43
Shares used in computing diluted net income per common shares (3)	4,573	5,811	6,015	5,948	5,876
Year-end financial position
Working capital (4)	$34,404	$21,029	$35,064	$29,528	$30,606
Current ratio (4)	2.09	1.52	2.68	2.22	2.10
Total assets (5)	$111,226	$104,899	$99,451	$98,980	$104,673
Long-term debt	$—	$—	$—	$—	$6,000
Shareholders’ equity	$56,857	$47,249	$69,100	$64,860	$61,629
Book value per share	$12.45	$10.53	$11.27	$10.98	$10.54
Other
Capital expenditures	$2,690	$1,416	$838	$2,426	$1,742
Depreciation and amortization (6)	$2,870	$3,026	$3,395	$3,652	$3,600

(1)	Discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities and legal expenses associated with SurfTech.
(2)	During the fourth quarter of 2011, the Company recorded a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site, which was partially offset by a $787,000 favorable settlement with a foreign tax authority during the second quarter of 2011. Fiscal 2010 includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site and $784,000, net of tax, related to the Camden Site. Fiscal 2008 includes a provision for environmental remediation of $1,410,000, net of tax.
(3)	Fiscal 2011 represents the full year effect of the Company’s tender offer that expired on October 13, 2010 (the “Tender Offer”) and the purchase of Company stock held by the Company’s defined contribution plan during the fourth quarter of 2010. The Company purchased and retired 1,334,824 shares of its common stock in connection with the Tender Offer, and purchased 252,064 shares of its common stock held by its defined contribution plan.
(4)	The Consolidated Balance Sheet for fiscal year 2010 was revised due to the reclassification of the Company’s long-term incentive plan accrual from payroll and related costs to other long-term liabilities.
(5)	Deferred tax assets and liabilities, as of December 31, 2008, have been reclassified to include a deferred tax liability for foreign taxes previously reported as accrued income taxes.
(6)	Excludes amortization of deferred financing costs.

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

Overview

The Company, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of commercial and military aerospace, solar, computer, datacom, industrial, medical, telecom, transportation, utility equipment, transportation and wind power applications. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. Over the last three years sales to international markets have amounted to 21%, 22% and 18% of the Company’s consolidated net sales. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to 2011 or fiscal 2011 refer to the twelve month period ending December 31, 2011. Statements with respect to 2010 or fiscal 2010 refer to the twelve month period ending December 31, 2010.

Significant Transactions and Financial Trends

Significant transactions in 2011 that impacted the Company’s financial results and cash flows include loss from discontinued operations of $4,637,000. Loss from discontinued operations was primarily comprised of a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site, partially offset by a $787,000 favorable settlement with a foreign tax authority. The tax settlement had no impact on the Company’s cash flows. The Company recorded cash flow from continuing operations of $17,023,000 in 2011.

On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire. During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000 as of December 31, 2010. The Company received $610,000 from its insurance carriers on July 15, 2011 since the Company had received a $200,000 advance from its carrier related to the fire loss in July 2010. No additional material gains, losses or recoveries are expected to be recognized in subsequent periods related to the fire loss.

On July 20, 2011, the Company entered into a Fourth Amendment to the 2008 Credit Facility. The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of Applicable Margin to lower the applicable margin, and (c) amends the definition of Commitment Fee Margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and is being amortized over the remaining life of the 2008 Credit Facility. The 2008 Credit Facility is scheduled to expire on July 1, 2012. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.

During the fourth quarter of 2011, the Company announced a restructuring plan to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL. For the year ended December 31, 2011, there was a consolidated charge to earnings of $261,000 which was comprised of a $207,000 charge at SLPE and a $54,000 charge at TEAL. The charges are composed of severance costs and other employee related charges. The total number of employees affected by the restructuring plan was 47, of which 47 had been terminated as of December 31, 2011. The remaining unpaid termination benefits associated with the plan were paid during January 2012. Annual savings in connection with the restructuring plan are anticipated to be approximately $2.2 million.

Business Trends

Demand for the Company’s products and services increased during 2011, compared to 2010. Sales for the year increased by $22,563,000, or 12%, while income from operations increased by $5,286,000, or 40%. The Company ended the year with strong fourth quarter sales and income from operations. All operating entities except TEAL, which is part of the High Power Group, experienced increases in sales from the fourth quarter of 2010. All operating entities experienced increases in income from operations from the fourth quarter of 2010, except SLPE and TEAL, which had a relatively strong fourth quarter in 2010. Bookings for the year decreased by $2,735,000, or 1%, with a decrease of 12% noted at SLPE, partially offset by a significant increase of 20% at MTE, which is part of the High Power Group. The decrease in bookings at SLPE was primarily driven by lower volumes and stocking levels with several large distributors. The increase in bookings at MTE was primarily driven by growth in foreign markets and increased business with OEMs. Backlog at December 31, 2011 was $61,104,000, compared to $70,628,000, for a decrease of 13%, compared to December 31, 2010. The Company’s management is taking numerous actions to continue to improve sales and income from continuing operations with an emphasis on lean initiatives at all facilities. The Company also expects to expand product portfolios, enter new market segments and penetrate selected geographic markets.

While these items are important in understanding and evaluating financial results and trends, other transactions or events, which are disclosed in this Management’s Discussion and Analysis, may have a material impact on continuing operations. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

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

The SEC has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the portrayal of the Company’s financial condition and results, and that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the years ended 2011 and 2010. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, revenues were allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010. During 2009, RFL and Teal recognized revenue under “Bill and Hold Arrangements” according to the guidance provided by SAB No. 104.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory below net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2011, 2010 and 2009 by approximately 0.5%, 0.6% and 0.6%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 2.0% and 1.9% of gross trade receivables at December 31, 2011 and December 31, 2010, respectively.

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

If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies obsolete, slow-moving and excess inventories. Inventory items identified as obsolete, slow-moving or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

Accounting For Income Taxes

On January 1, 2007, the Company adopted the provisions of ASC 740-10-55 “Income Taxes – Recognition and Measurement of Tax Positions.” At the adoption date, the Company applied the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of December 31, 2011 was $722,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2011, the Company reported accrued interest and penalties related to unrecognized tax benefits of $80,000. For additional disclosures related to accounting for income taxes, see Note 3 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of December 31, 2011 and December 31, 2010 were $13,314,000 and $11,727,000, respectively, net of valuation allowances of $1,926,000 (mostly related to discontinued operations) for fiscal 2011 and $937,000 (mostly related to discontinued operations) for 2010. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 14 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed after investigation and is based upon an analysis of potential results, including a combination of litigation and settlement strategies. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2011. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each reporting unit. Such assumptions take into account numerous factors including but not limited to historical experience, anticipated economic conditions, new product introductions, product cost and cost structure of each reporting unit. The growth rates assumptions were generally consistent with those utilized in prior year forecasted periods, except in certain circumstances where operational strategies support otherwise. Based upon the Company’s annual assessment using the assumptions described above, a hypothetical 20% reduction in the estimated fair value in each reporting unit would not result in an impairment charge.

The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based upon the Company’s annual assessment:

•

a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by a range of approximately 2% to 3% and would not result in an impairment of any reporting unit;

•

a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 14% to 18% and would not result in an impairment of any reporting unit; or

•

a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 2% to 4% and would not result in an impairment of any reporting unit.

There were no impairment charges in 2011, 2010 or 2009. Goodwill totaled $22,738,000 and $22,756,000 as of December 31, 2011 and December 31, 2010 (representing 20% and 22% of total assets), respectively. For 2011 and 2010, there were four reporting units identified for impairment testing. Those units are SLPE, Teal, MTE and RFL.

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

Environmental Expenditures

The Company is subject to United States, Mexican, Chinese and United Kingdom environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal, state and local environmental laws and regulations, including those that require it to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, mostly at sites where the Company has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have in the future.

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 14 of the Notes to the Consolidated Financial Statements.

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

Liquidity And Capital Resources

	December 31,	December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$5,632	$1,374	$4,258	310%
Bank debt	$—	$9,800	$(9,800)	(100%)
Working capital	$34,404	$21,029	$13,375	64%
Shareholders’ equity	$56,857	$47,249	$9,608	20%

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

At December 31, 2011, the Company reported cash and cash equivalents of $5,632,000 compared to $1,374,000 as of December 31, 2010. Cash and cash equivalents increased in 2011 primarily due to $17,023,000 of cash provided by operating activities from continuing operations, which was partially offset by $8,759,000 of cash used in financing activities and $2,624,000 of cash used in investing activities. The increase in cash in 2011 was also partially offset by $1,347,000 of cash used in operating activities from discontinued operations.

During 2011, net cash provided by continuing operating activities was $17,023,000, as compared to net cash provided by continuing operating activities of $9,314,000 during fiscal 2010. The primary sources of cash from operating activities for 2011 were income from continuing operations of $12,835,000, an increase in other accrued liabilities of $3,360,000, an increase in accounts payable of $1,981,000, and the add-back of depreciation and amortization expense of $2,870,000. The increase other accrued liabilities was primarily due to a $8,300,000 charge related to estimated environmental remediation liabilities associated with the Pennsauken Site. All operating entities experienced increases in accounts payable, except for TEAL, due primarily to increased inventory purchases to meet customer demand and increased efforts to extend payment terms to suppliers. These sources and add-backs were partially offset by an increase in deferred income taxes of $1,587,000, a decrease in accrued income taxes of $1,215,000, an increase in other current assets of $522,000, an increase in accounts receivable of $388,000, and an increase in inventories of $374,000. The increase in deferred income taxes was primarily due to a tax benefit related to the recording of estimated environmental remediation costs associated with the Pennsauken Site mentioned above. The decrease in accrued income taxes was primarily due to an increase in income taxes paid during 2011. The increase in other current assets was primarily due to an increase in payments related to an inventory purchase agreement for copper at Teal. The increase in other current assets was partially offset by the collection of a fire loss insurance claim related to the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011 in the amount of $610,000. The largest increases in accounts receivable occurred at SLPE, MTE, and SL-MTI primarily due to increased sales during 2011. The increase in accounts receivable at SL-MTI was also due to relatively low accounts receivable balances as of December 31, 2010 due to significant collections during December 2010. The increase in inventory was due to an increase in inventory at SLPE in order to meet the increase in demand from customers. The increase in inventory was also due to an increase at TEAL due to the rescheduling of existing customer orders to the first quarter of 2012. These increases were partially offset by a decrease in inventory at RFL and SL-MTI due to lean initiatives to reduce inventory levels.

During 2010, net cash provided by continuing operating activities was $9,314,000. The primary sources of cash provided by continuing operating activities for 2010 were income from continuing operations of $9,782,000, increases in accounts payable of $4,681,000, an increase in other accrued liabilities of $2,126,000, a net increase in deferred and accrued income taxes of $1,875,000, and the add-back of depreciation and amortization expense of $3,026,000. The largest increase in accounts payable occurred at SLPE of $2,842,000 due to increased inventory purchases to meet customer demand and extended payment terms to suppliers. These sources and add-backs were partially offset by an increase in accounts receivable of $8,299,000 and an increase in inventory of $3,250,000. The largest increase in accounts receivable occurred at SLPE where strong sales continued into the fourth quarter and accounted for an increase of $4,879,000, while Teal’s increase was $2,325,000 and MTE’s was $1,225,000. The largest increase in inventory occurred at SLPE to meet the increase in demand from customers.

During 2011, the net cash used in investing activities was $2,624,000, as compared to net cash used in investing activities of $1,648,000 during fiscal 2010. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment and tenant improvements of $2,690,000 and the purchases of other assets of $71,000, which was partially offset by the return of a deposit for land rights in China. During 2011, SLPE incurred approximately $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities for the purchases of property, plant and equipment was primarily used to upgrade production capabilities and upgrade technology. Purchases of other assets were primarily related to the purchase of software and other intangible assets. Cash used in investing activities during 2010 was for the purchases of property, plant and equipment of $1,416,000 and for the purchase of other assets of $232,000. The purchase of property, plant and equipment was primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. The purchase of other assets was primarily related to the purchase of software.

During 2011, the net cash used in financing activities was $8,759,000, as compared to net cash used in financing activities of $14,892,000 during fiscal 2010. Cash used in financing activities during 2011 was primarily related to $9,800,000 in net payments to the 2008 Credit Facility, which was partially offset by $817,000 of proceeds from stock option exercises and $291,000 from the tax benefit on the exercise of stock options. During 2010, net cash used in financing activities was $14,892,000. Cash used in financing activities during 2010 were payments of $19,451,000 for the retirement of common stock, $10,000,000 in payments to the revolving credit facility, and $5,957,000 in net treasury stock purchases. Cash used in financing activities was partially offset by $19,800,000 of borrowings from the 2008 Credit Facility and $754,000 of proceeds from stock option exercises. The $19,800,000 of borrowings from the 2008 Credit Facility was primarily used to finance the retirement of common stock in connection with the Tender Offer in October 2010 and to finance the purchase of all Company shares held by the Company’s defined contribution plan during the fourth quarter of 2010. These borrowings were partially offset by payments made against the 2008 Credit Facility mentioned above.

Pursuant to the Tender Offer announced on September 14, 2010, which expired on October 13, 2010, the Company purchased 1,334,824 shares of Company common stock for an aggregate purchase price of $19,355,000, excluding transaction costs of $96,000. The Company paid for the tendered shares with available cash and $7,500,000 in borrowings from its 2008 Credit Facility.

During the fourth quarter of 2010, in response to the diversification requirements in the Pension Protection Act of 2006 for defined contribution plans holding publicly traded employer securities, the Company purchased all Company shares held by its defined contribution plan. As a result, the Company purchased 252,064 shares of Company common stock during 2010 at an average cost of $17.45 per share, at a total cost of $4,399,000.

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

On November 19, 2010, the Company entered into the Second Amendment to the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility (This provision of the amendment expired on October 1, 2011. On December 21, 2011 a consent was obtained by the Company adjusting the maximum amount not in excess, in the aggregate, of $4,000,000.); (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility.

On March 28, 2011, the Company entered into a Third Amendment to the 2008 Credit Facility. The Third Amendment permits the Company to extend the maturity date of the letters of credit issued under the 2008 Credit Facility. The letters of credit issued under 2008 Credit Facility are now scheduled to expire on September 25, 2012.

On July 20, 2011, the Company entered into a Fourth Amendment to the 2008 Credit Facility. The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of applicable margin to lower the applicable margin, and (c) amends the definition of commitment fee margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and is being amortized over the remaining life of the 2008 Credit Facility.

As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility, which expires on July 1, 2012. During 2011, the Company maintained an average debt outstanding of $6,225,000. The weighted-average interest rate on borrowings was 1.98% during 2011. As of December 31, 2011, the Company had a total availability under the 2008 Credit Facility of $39,527,000. As of December 31, 2010, the Company had had an outstanding balance under the 2008 Credit Facility of $9,800,000, which bore interest at the LIBOR rate of 2.01%. The Company expects to negotiate a new long-term debt agreement in 2012 before the expiration date of the 2008 Credit Facility. Additional information with respect to the 2008 Credit Facility is found in Note 9 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K.

The Company’s current ratio was 2.09 to 1 at December 31, 2011 and 1.52 to 1 at December 31, 2010. Current assets increased by $5,023,000 from December 31, 2010, primarily due to an increase in cash, while current liabilities decreased by $8,352,000 during the same period primarily due to the decrease in the current portion of debt.

Capital expenditures were $2,690,000 in 2011, which represents an increase of $1,274,000, or 90%, from the capital expenditure levels of the comparable period in 2010. Capital expenditures in 2011 were primarily attributable to tenant improvements and the purchases of machinery, computer hardware and demonstration equipment. During 2011, SLPE incurred approximately $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. Capital expenditures of $1,416,000 were made in 2010. These expenditures primarily related to a down payment on land rights in China and the purchases of machinery, computer hardware and demonstration equipment. In 2012, the Company anticipates spending approximately $4,774,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology. The 2012 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, public reporting costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations in 2011 and 2010.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at December 31, 2011 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,811	$2,552	$722	$1,048	$6,133

The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $80,000 as of December 31, 2011, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Restructuring Costs

Restructuring activity for the period ended December 31, 2011 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at 12/31/2011
	(in thousands)
Severance and other employee-related charges	$—	$261	$(205)	$56

During the fourth quarter of 2011, the Company announced a restructuring plan to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL. For the year ended December 31, 2011, there was a consolidated charge to earnings of $261,000 which was comprised of a $207,000 charge at SLPE and a $54,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 47, of which 47 had been terminated as of December 31, 2011. The remaining unpaid termination benefits associated with the plan were paid during January 2012. Annual savings in connection with the restructuring plan are anticipated to be approximately $2.2 million.

During fiscal 2009, the Company recorded a total restructuring charge of $690,000, of which $535,000 was recorded at SLPE and $155,000 at MTE. Most of the charges at SLPE were recorded in the second quarter of fiscal 2009. These restructuring charges primarily related to workforce reductions to align the cost structure to reduced business levels. The charges recorded at MTE were primarily recorded in the fourth quarter of fiscal 2009 and related to certain exit costs related to the relocation from its leased manufacturing facility in Juarez, Mexico to the Company’s existing manufacturing facilities in Mexicali, Mexico. All of the restructuring costs had been fully paid by year end December 31, 2009.

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

In an attempt to stabilize copper costs, the Company entered into purchase agreements for copper during 2011. As of December 31, 2011, forward purchase agreements in the aggregate amount of approximately $3,746,000 were entered into for 2012. As of December 31, 2011, no purchase commitments for copper were greater than nine months.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$91,066	$79,615	$11,451	14%
High Power Group	63,027	56,494	6,533	12

Total	154,093	136,109	17,984	13

SL-MTI	35,413	31,261	4,152	13
RFL	22,825	22,398	427	2

Total	$212,331	$189,768	$22,563	12%

	Years Ended December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$7,825	$6,389	$1,436	22%
High Power Group	6,940	5,418	1,522	28

Total	14,765	11,807	2,958	25

SL-MTI	6,219	4,801	1,418	30
RFL	3,189	2,990	199	7
Other	(5,639)	(6,350)	711	11

Total	$18,534	$13,248	$5,286	40%

During 2011, consolidated net sales increased by $22,563,000, or 12%. When compared to 2010, net sales of the Power Electronics Group increased by $17,984,000, or 13%; net sales of SL-MTI increased by $4,152,000, or 13%; and net sales of RFL increased by $427,000, or 2%.

In 2011, the Company’s income from operations was $18,534,000, compared to $13,248,000 in 2010, representing an increase of $5,286,000 or 40%. Income from operations was 9% of sales compared to income from operations of 7% in 2010. All of the Company’s operating entities recorded income from operations in 2011 and 2010.

Income from continuing operations in 2011 was $12,835,000, or $2.80 per diluted share, compared to income from continuing operations in 2010 of $9,782,000, or $1.68 per diluted share. Income from continuing operations was approximately 6% of net sales in 2011, compared to income from continuing operations of 5% of net sales in 2010. In 2011 and 2010, income from continuing operations benefited from research and development tax credits by approximately $717,000 and $667,000, or $0.16 and $0.11 per diluted share, respectively. Also, restructuring costs in 2011 of $261,000 ($182,000, net of tax) had a negative impact of approximately $0.04 per diluted share.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $91,066,000, or 43% of consolidated net sales in 2011, compared to $79,615,000, or 42% of consolidated net sales in 2010. At SLPE, the net sales of its medical equipment product line increased by $11,658,000, or 24%. Sales of the industrial product line increased by $2,446,000, or 20%, while sales of the data communications product line decreased by $1,845,000, or 12%. The increase in sales of the medical equipment product line was primarily due to increased sales volumes to several large domestic and international customers during 2011. The increase in sales of the industrial product line was primarily due to a large international customer order in 2011. The decrease in sales of the data communications product line was primarily due to a decrease in volumes to a large international customer in 2011. Returns and distributor credits also affected net sales, which represented approximately 1% and 2% of gross sales in 2011 and 2010, respectively. Domestic sales increased by 11% and international sales increased by 27% during 2011.

SLPE reported income from operations of $7,825,000 in 2011, compared to income from operations of $6,389,000 in 2010. Income from operations increased in 2011 due to an increase in sales and a decrease in operating expenses as a percentage of net sales. Operating costs decreased by approximately 1% (excluding restructuring costs of $207,000) as a percentage of net sales during 2011 due primarily to a decrease in engineering and product development costs as a percentage of net sales. SLPE’s cost of products sold was relatively flat as a percentage of net sales during 2011 and 2010.

High Power Group

The High Power Group reported net sales of $63,027,000, or 30% of consolidated net sales in 2011, compared to $56,494,000, or 30% of consolidated net sales in 2010. The increase in net sales during 2011 was due to an increase in sales at MTE of $6,180,000, or 25%, and an increase in sales at Teal of $353,000, or 1%.

MTE’s sales increase is primarily attributable to an increase in sales to OEMs and distributors during 2011, especially in the industrial automation industry and the oil and gas industry. International sales increased 32%, while domestic sales increased 23%. The increase in international sales is primarily due to several large customer orders due to increased efforts to expand to markets in Mexico and South America, especially in the industrial automation and oil and gas markets. The increase in domestic sales is due to an across the board increase in all of MTE’s markets, especially in the industrial automation market and the oil and gas market.

Teal’s sales increase is attributable to an increase in sales to the military and aerospace industries of $1,667,000, or 73%, partially offset by decreases in sales to the medical industry of $963,000 or 4%, semi-conductor market of $216,000 or 8%, and other product lines of $135,000 or 32%. Sales to military and aerospace customers increased during 2011 primarily due to increased volumes to a large domestic customer. Sales to medical imaging equipment manufacturers decreased primarily due to lower volumes to several large domestic customers. The decrease in the semi-conductor is almost entirely driven by a decrease in sales to a large international customer. Other product lines net sales decreased primarily due to a decrease in repair and maintenance activities. Domestic sales increased by 2% and international sales decreased by 5% during 2011.

The High Power Group reported income from operations of $6,940,000 in 2011, which represented an increase of 28% from 2010. The increase in income from operations during 2011 was due to an increase at MTE of $1,499,000 and an increase at Teal of $23,000. The increase in the High Power Group’s income from operations is due to an increase in sales coupled with a decrease in cost of sales as a percentage of net sales. Cost of sales decreased by approximately 1% as a percentage of net sales during 2011. Operating expenses as a percentage of net sales remained relatively flat during 2011 and 2010.

SL-MTI

SL-MTI recorded net sales of $35,413,000, or 16% of consolidated net sales in 2011, compared to $31,261,000, or 16% of consolidated net sales in 2010. During 2011, sales to customers in the commercial aerospace industries increased by $2,535,000, or 26%, sales to customers in the defense industry increased by $863,000, or 4%, sales of other commercial products increased by $651,000, or 47%, and sales of medical products increased by $103,000, or 18%. Domestic sales increased by 31% and international sales decreased by 40% during 2011. The increase in domestic sales is primarily due to higher volumes to several customers in the aerospace, military, and oil and gas industries. The decrease in international sales was primarily related to lower volumes to a military customer located in Canada.

SL-MTI reported income from operations of $6,219,000 in 2011, which represented an increase of 30% from 2010. The increase in income from operations during 2011 was due to an increase in sales, a decrease in cost of sales as a percentage of net sales, and a decrease in operating expenses as a percentage of net sales. Cost of sales decreased by approximately 1% as a percentage of net sales during 2011. Operating costs decreased by approximately 1% as a percentage of net sales during 2011 primarily due to a decrease in SG&A as a percentage of net sales.

RFL

RFL recorded net sales of $22,825,000, or 11% of consolidated net sales in 2011, compared to $22,398,000, or 12% of consolidated net sales in 2010. Sales of RFL’s protection products increased by $383,000, or 3%. The increase in protection products is primarily related to a new large international customer project without a comparable project during 2010. Sales in the communications product line were relatively flat during 2011 and 2010, primarily due to high volumes of a new product, partially offset by decreased legacy communication product sales. Customer service sales remained relatively flat. Domestic sales increased by $962,000, or 5%, while international sales decreased by $535,000, or 11%. The increase in domestic sales is primarily due to a large customer order in the production products line and new product growth in the communications product line. The decrease in international sales is primarily due to decreases in communication product sales of $1,314,000 to customers located in Canada, China, and Mexico, partially offset by increases of $814,000 in protection product sales to customers located in Spain and Venezuela.

RFL reported income from operations of $3,189,000 in 2011, which represented an increase of 7% from 2010. Income from operations increased in 2011 due to an increase in sales and a decrease in operating expenses as a percentage of net sales, partially offset by an increase in cost of sales as a percentage of net sales. Operating expenses as a percentage of net sales decreased by approximately 3% due to a decrease in SG&A costs as a percentage of net sales. Cost of products sold as a percentage of net sales increased by approximately 2% in 2011.

Cost Of Products Sold

Cost of products sold was approximately 68% of net sales in 2011 and 2010. The cost of products sold as a percentage of net sales remained relatively flat on an increase in net sales of 12%. The High Power Group and SL-MTI recorded decreases in their cost of products sold as a percentage of net sales of approximately 1%. The decreases at the High Power Group and SL-MTI are partially offset by RFL, which recorded an increase in cost of products sold as a percentage of net sales of approximately 2%. The High Power Group had a decrease in its cost of products sold percentage primarily due to high sales volume, lean initiatives and improved supply chain management. SL-MTI’s decrease in cost of products sold as a percentage of net sales is primarily due to high volume of sales and lean initiatives implemented primarily at its manufacturing facility in Matamoros, Mexico. RFL’s increase in the percentage of cost of products sold was primarily due to an unfavorable customer and product mix. SLPE’s cost of products sold was relatively flat as a percentage of net sales in 2011. All operating entities are at various stages of implementing lean initiatives through the factory floor to reduce cost of products sold.

Engineering And Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. SLPE recorded a 1% decrease in engineering and product development expenses as a percentage of net sales during 2011. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to increased sales coupled with a shift of engineering and product development costs to lower cost locations. Engineering and product development costs at the High Power Group, SL-MTI, and RFL were relatively flat as a percentage of net sales during 2011 and 2010.

Selling, General And Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 17% of net sales for 2010. Selling, general and administrative expenses increased by $1,607,000, or 5%, on a 12% increase in sales. SLPE’s expenses increased by $1,966,000, compared to 2010, due to an increase in sales related costs, compensation expenses, and severance paid to the former president of SLPE. The High Power Group recorded an increase in selling, general and administrative expenses of $687,000, due to the addition of employees and increased commissions and compensation expense due to higher sales levels. SL-MTI increased by $162,000, primarily related to increased commissions and compensation expense due to higher sales volumes. The increases at SLPE, the High Power Group and SL-MTI were partially offset by a $468,000 decrease in selling, general and administrative expense at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses. Corporate and Other expenses decreased by $711,000, or 11%, primarily related to decreased professional fees and severance costs paid to two former executives in 2010.

Depreciation And Amortization Expenses

Depreciation and amortization expenses were approximately 1% of net sales in 2011 and 2% in 2010, respectively.

Restructuring Costs

Restructuring costs were $261,000 in 2011 and consisted of severance costs and other employee related charges. No restructuring costs were incurred during 2010. The purpose of the restructuring plan was to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL.

Amortization Of Deferred Financing Costs

In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which are amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.” During 2011 and 2010, the amortization of deferred financing costs equaled $218,000 and $252,000, respectively.

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

During 2010, the Company recorded $642,000 of estimated fire related losses and $533,000 of estimated insurance recoveries, for an estimated net loss of $109,000.

Interest Income And Interest Expense

In 2011, interest income was $3,000, compared to $2,000 in 2010. Interest expense in 2011 was $179,000, compared to $86,000 in 2010. The increase in interest expense was primarily due to higher debt levels during 2011, compared to the same period in 2010. During October 2010, $7,500,000 of borrowings were incurred to pay for the Tender Offer and $3,000,000 of borrowings were incurred during December 2010 to pay for the repurchase of Company shares held by the Company’s defined contribution plan. Borrowings were repaid in full during the fourth quarter of 2011.

Taxes (Continuing Operations)

The effective tax rate for 2011 was approximately 30%. In 2010, the effective tax rate was 24%. The effective tax rate on continuing operations was impacted by the change in both the federal statutory tax rate and a change in the estimated effective state tax rates. During 2011, the Company’s federal statutory tax rate increased from 34% to 35% due to the increase in the Company’s earnings. In addition, the Company’s policy is to periodically review the effective state tax rates for its deferred taxes based on the most recently filed tax returns. As a result, during the fourth quarter of 2011 the Company increased its effective state tax rate to reflect the future tax expected to be paid in relation to its pre-tax financial statement income.

Discontinued Operations

Loss from discontinued operations, net of tax, was $4,637,000 in 2011 as compared to $7,226,000, net of tax, in 2010. During the fourth quarter of 2011, the Company recorded a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site. The remaining loss from discontinued operations during 2011 was related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s other four environmental sites. The charges mentioned above were partially offset by a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The tax settlement had no impact on the Company’s cash flows.

During 2010, the loss from discontinued operations was primarily related to ongoing environmental remediation and legal costs associated with the Pennsauken Site and Camden Site. During the fourth quarter of 2010, the Company recorded a $5,132,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site. During the second quarter of 2010, the Company recorded a $784,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Camden Site.

For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.

Net Income

Net income was $8,198,000, or $1.79 per diluted share, for 2011 compared to $2,556,000, or $0.44 per diluted share, for 2010. The weighted-average number of shares used in the diluted earnings per share computation were 4,573,000 and 5,811,000 for 2011 and 2010, respectively.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

	Years Ended December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$79,615	$53,464	$26,151	49%
High Power Group	56,494	44,865	11,629	26

Total	136,109	98,329	37,780	38

SL-MTI	31,261	28,277	2,984	11
RFL	22,398	20,945	1,453	7

Total	$189,768	$147,551	$42,217	29%

	Years Ended December 31,
	2010	2009	$ Variance	% Variance
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$6,389	$735	$5,654	769%
High Power Group	5,418	3,194	2,224	70

Total	11,807	3,929	7,878	201

SL-MTI	4,801	4,426	375	8
RFL	2,990	1,919	1,071	56
Other	(6,350)	(5,185)	(1,165)	(22)

Total	$13,248	$5,089	$8,159	160%

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

SLPE

SLPE recorded net sales of $79,615,000, or 42% of consolidated net sales in 2010, compared to $53,464,000, or 36% of consolidated net sales in 2009. At SLPE, the net sales of its medical equipment product line increased by $17,867,000, or 57%. Sales of the industrial product line increased by $4,728,000, or 59%, while sales of the data communications product line increased by $1,970,000, or 14%. The increase in sales of the medical equipment product line and the data communications product line was due primarily to weak market demand in these segments in 2009. The increase in the medical equipment product line was also due to a large customer order in the U.S. in 2010. The increase in sales of the industrial product line was the result of increased orders from distributors during 2010 due to weak market demand in 2009. Returns and distributor credits also affected net sales, which represented approximately 2% of gross sales in 2010 and 2009, respectively. Domestic sales increased by 44% and international sales increased by 69% during 2010.

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

Teal’s sales increase was attributable to an increase in sales to medical imaging equipment manufacturers of $3,065,000, the semi-conductor market of $1,928,000, and other product lines of $190,000, partially offset by a decrease in sales to the military and aerospace industries of $781,000. Sales to medical imaging equipment manufacturers increased as customers replenished their low inventory levels carried in 2009. Teal’s sales to the semi-conductor market increased primarily due to the low level of sales in 2009 attributable to the global economic downturn. The semi-conductor market experienced increased activity in 2010 and was almost entirely driven by international sales. Other product lines net sales increased primarily due to an increase in repair and maintenance activities. Sales to military and aerospace customers decreased during 2010 as the first two quarters of 2009 were large shipment quarters. Domestic sales increased by 11% and international sales increased by 73% during 2010.

MTE’s sales increase was primarily attributable to an increase in sales to both OEMs and distributors, which increased sharply from the prior year when MTE’s products were in decline as a result of the global economic downturn. Domestic sales increased 27%, while international sales increased 116%. The increase in domestic sales was due to an across the board increase in all of MTE’s markets. The increase in international sales was due to an increase in project based sales to South America in the oil and gas markets and Asian customers involved in infrastructure projects.

The High Power Group reported income from operations of $5,418,000 in 2010, which represented an increase of 70% from 2009. The increase in income from operations during 2010 was due to an increase at Teal of $620,000 and an increase at MTE of $1,604,000. The increase in the High Power Group’s income from operations was due to an increase in sales coupled with a decrease in operating expenses as a percentage of net sales. Operating costs decreased by approximately 3% (excluding restructuring costs) as a percentage of net sales during 2010 due primarily to decreases in SG&A and engineering and product development costs as a percentage of net sales. The increase in net sales and the decrease in operating expenses were partially offset by approximately a 1% increase in cost of products sold as a percentage of net sales during 2010.

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

SL-MTI reported income from operations of $4,801,000 in 2010, which represented an increase of 8% from 2009. The increase in income from operations during 2010 was due to an increase in sales coupled with a 1% decrease in engineering and product developments costs as a percentage of net sales, partially offset by a 1% increase in cost of products sold as a percentage of net sales.

RFL

RFL recorded net sales of $22,398,000, or 12% of consolidated net sales in 2010, compared to $20,945,000, or 14% of consolidated net sales in 2009. Sales of RFL’s communications products increased by $1,149,000, or 13% and sales of protection products increased by $261,000, or 2%. The increase in sales in the communications product line was primarily due to increased sales related to multiplexer products and higher volume of replacement orders. The increase in protection products was primarily related to a large customer upgrade project during 2010. Customer service sales remained relatively flat. Domestic sales increased by $697,000, or 4%, while international sales increased by $756,000, or 19%.

RFL reported income from operations of $2,990,000 in 2010, which represented an increase of 56% from 2009. Income from operations increased in 2010 due to an increase in sales and a decrease in cost of sales and operating expenses as a percentage of net sales. Cost of products sold as a percentage of net sales decreased by approximately 3% in 2010. Operating expenses as a percentage of net sales decreased by approximately 1% due to a decrease in SG&A and engineering and product development costs as a percentage of net sales.

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

Amortization Of Deferred Financing Costs

In connection with entering into the 2008 Credit Facility, the Company incurred costs of approximately $558,000. These costs were deferred and amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” During the third quarter of 2009, the 2008 Credit Facility was reset and amended. The Company paid a one-time fee of $250,000 in consideration for these waivers and amendments. This cost was deferred and amortized over the remaining life of the 2008 Credit Facility. During the fourth quarter of 2010, the Company paid a one-time fee of $50,000 as it entered into a Second Amendment to the 2008 Credit Facility. This cost was deferred and amortized over the remaining life of the 2008 Credit Facility.

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

Discontinued Operations

During 2010, the Company recorded a loss from discontinued operations, net of tax, of $7,226,000, compared to $628,000, net of tax, in 2009. These charges related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site. During the fourth quarter of 2010, the Company recorded a $5,132,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site. During the second quarter of 2010, the Company recorded a $784,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Camden Site. For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form     10-K.

Net Income

Net income was $2,556,000, or $0.44 per diluted share, for 2010 compared to $2,936,000, or $0.49 per diluted share, for 2009. The weighted-average number of shares used in the diluted earnings per share computation were 5,811,000 and 6,015,000 for 2010 and 2009, respectively.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2011 and concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders.

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

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 are submitted herewith:

Schedule II—Valuation and Qualifying Accounts

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

SL INDUSTRIES, INC.
(Company)

By	/s/ William T. Fejes	Date:	March 30, 2012
William T. Fejes

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	/s/ Glen M. Kassan	Date:	March 30, 2012
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date:	March 30, 2012
William T. Fejes – President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Louis J. Belardi	Date:	March 30, 2012
Louis J. Belardi – Chief Financial Officer,
Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ Warren G. Lichtenstein	Date:	March 30, 2012
Warren G. Lichtenstein – Director

By	/s/ Avrum Gray	Date:	March 30, 2012
Avrum Gray – Director

By	/s/ James A. Risher	Date:	March 30, 2012
James A. Risher – Director

By	/s/ Mark E. Schwarz	Date:	March 30, 2012
Mark E. Schwarz – Director

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description

2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

3.2	Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

10.1*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2*	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.3*	2008 Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.4	Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2008.

10.5	First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2009.

10.6*	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.7*	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.8*	Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.9*	Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.10*	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.11*	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.12	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 19, 2010, as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.

10.13	Third Amendment to Credit Agreement, dated March 28, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.14	Fourth Amendment to Credit Agreement, dated July 20, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

10.15*	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, entered into during the second fiscal quarter of 2011. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.16*	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2011.

14	Code of Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Company (transmitted herewith).

23	Consent of Independent Registered Public Accounting Firm (transmitted herewith).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SL Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SL Industries, Inc.

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. (a New Jersey Corporation) and its subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 30, 2012

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
		(As revised)
ASSETS
Current assets:
Cash and cash equivalents	$5,632,000	$1,374,000
Receivables, net	31,141,000	30,753,000
Inventories, net	22,599,000	22,225,000
Other current assets	2,074,000	1,994,000
Deferred income taxes, net	4,666,000	4,743,000

Total current assets	66,112,000	61,089,000

Property, plant and equipment, net	9,416,000	8,921,000
Deferred income taxes, net	8,648,000	6,984,000
Goodwill	22,738,000	22,756,000
Other intangible assets, net	3,229,000	4,012,000
Other assets and deferred charges, net	1,083,000	1,137,000

Total assets	$111,226,000	$104,899,000

LIABILITIES
Current liabilities:
Debt, current portion	$—	$9,800,000
Accounts payable	16,875,000	14,894,000
Accrued income taxes	14,000	1,400,000
Accrued liabilities:
Payroll and related costs	5,256,000	5,352,000
Other	9,563,000	8,614,000

Total current liabilities	31,708,000	40,060,000

Deferred compensation and supplemental retirement benefits	2,084,000	2,244,000
Other long-term liabilities	20,577,000	15,346,000

Total liabilities	54,369,000	57,650,000

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 6,963,000 shares, respectively	1,393,000	1,393,000
Capital in excess of par value	25,002,000	24,085,000
Retained earnings	52,825,000	44,627,000
Accumulated other comprehensive (loss)	(349,000)	(87,000)
Treasury stock at cost, 2,395,000 and 2,477,000 shares, respectively	(22,014,000)	(22,769,000)

Total shareholders’ equity	56,857,000	47,249,000

Total liabilities and shareholders’ equity	$111,226,000	$104,899,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
Net sales	$212,331,000	$189,768,000	$147,551,000
Cost and expenses:
Cost of products sold	143,420,000	128,011,000	98,732,000
Engineering and product development	12,820,000	12,664,000	11,575,000
Selling, general and administrative	34,426,000	32,819,000	28,070,000
Depreciation and amortization	2,870,000	3,026,000	3,395,000
Restructuring costs	261,000	—	690,000

Total cost and expenses	193,797,000	176,520,000	142,462,000

Income from operations	18,534,000	13,248,000	5,089,000
Other income (expense):
Amortization of deferred financing costs	(218,000)	(252,000)	(351,000)
Fire related gain (loss), net	277,000	(109,000)	—
Interest income	3,000	2,000	8,000
Interest expense	(179,000)	(86,000)	(63,000)

Income from continuing operations before income taxes	18,417,000	12,803,000	4,683,000
Income tax provision	5,582,000	3,021,000	1,119,000

Income from continuing operations	12,835,000	9,782,000	3,564,000
(Loss) from discontinued operations (net of tax)	(4,637,000)	(7,226,000)	(628,000)

Net income	$8,198,000	$2,556,000	$2,936,000

Basic net income (loss) per common share
Income from continuing operations	$2.83	$1.69	$0.59
(Loss) from discontinued operations (net of tax)	(1.02)	(1.25)	(0.10)

Net income	$1.81	$0.44	$0.49

Diluted net income (loss) per common share
Income from continuing operations	$2.80	$1.68	$0.59
(Loss) from discontinued operations (net of tax)	(1.01)	(1.24)	(0.10)

Net income	$1.79	$0.44	$0.49

Shares used in computing basic net income (loss) per common share	4,535,000	5,775,000	6,004,000
Shares used in computing diluted net income (loss) per common share	4,573,000	5,811,000	6,015,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
Net income	$8,198,000	$2,556,000	$2,936,000
Other comprehensive income (net of tax):
Foreign currency translation	(262,000)	54,000	(23,000)

Comprehensive income	$7,936,000	$2,610,000	$2,913,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

							Accumulated
	Common Stock				Capital in		Other	Total
	Issued		Held In Treasury		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	(Loss)	Equity
Balance December 31, 2008	8,298,000	$1,660,000	(2,391,000)	$(19,468,000)	$43,651,000	$39,135,000	$(118,000)	$64,860,000
Net income						2,936,000		2,936,000
Foreign currency translation							(23,000)	(23,000)
Stock-based compensation					253,000			253,000
Treasury stock sold			391,000	3,182,000	(877,000)			2,305,000
Treasury stock purchased			(166,000)	(1,231,000)				(1,231,000)

Balance December 31, 2009	8,298,000	$1,660,000	(2,166,000)	$(17,517,000)	$43,027,000	$42,071,000	$(141,000)	$69,100,000

Net income						2,556,000		2,556,000
Foreign currency translation							54,000	54,000
Other, including exercise of employee stock options and related income tax benefits			107,000	877,000	(104,000)			773,000
Stock-based compensation					174,000			174,000
Repurchase and retirement of common stock	(1,335,000)	(267,000)			(19,184,000)			(19,451,000)
Treasury stock sold			60,000	476,000	172,000			648,000
Treasury stock purchased			(478,000)	(6,605,000)				(6,605,000)

Balance December 31, 2010	6,963,000	$1,393,000	(2,477,000)	$(22,769,000)	$24,085,000	$44,627,000	$(87,000)	$47,249,000

Net income						8,198,000		8,198,000
Foreign currency translation							(262,000)	(262,000)
Other, including exercise of employee stock options and related income tax benefits			82,000	755,000	353,000			1,108,000
Stock-based compensation					564,000			564,000

Balance December 31, 2011	6,963,000	$1,393,000	(2,395,000)	$(22,014,000)	$25,002,000	$52,825,000	$(349,000)	$56,857,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$8,198,000	$2,556,000	$2,936,000
Adjustment for losses from discontinued operations	4,637,000	7,226,000	628,000

Income from continuing operations	12,835,000	9,782,000	3,564,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,842,000	1,894,000	2,080,000
Amortization	1,028,000	1,132,000	1,315,000
Amortization of deferred financing costs	218,000	252,000	351,000
Stock-based compensation	564,000	174,000	253,000
Tax benefit from exercise of stock options	(291,000)	(19,000)	—
Non-cash compensation expense (benefit)	—	156,000	(18,000)
Fire related (gain) loss	(277,000)	109,000	—
Provisions for losses on (recoveries of) accounts receivable	18,000	(66,000)	22,000
Cash surrender value of life insurance policies	—	1,000	(14,000)
Deferred compensation and supplemental retirement benefits	423,000	428,000	421,000
Deferred compensation and supplemental retirement benefit payments	(537,000)	(536,000)	(740,000)
Deferred income taxes	(1,587,000)	(2,047,000)	152,000
Loss on sales of equipment	22,000	41,000	104,000
Changes in operating assets and liabilities, excluding effects of business combinations and dispositions:
Accounts receivable	(388,000)	(8,299,000)	3,087,000
Inventories	(374,000)	(3,250,000)	2,762,000
Other current assets	(522,000)	(1,060,000)	373,000
Other assets	(77,000)	(107,000)	35,000
Accounts payable	1,981,000	4,681,000	267,000
Other accrued liabilities	3,360,000	2,126,000	(1,676,000)
Accrued income taxes	(1,215,000)	3,922,000	(442,000)

Net cash provided by operating activities from continuing operations	17,023,000	9,314,000	11,896,000
Net cash (used in) operating activities from discontinued operations	(1,347,000)	(1,496,000)	(2,297,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,676,000	7,818,000	9,599,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,690,000)	(1,416,000)	(838,000)
Return of deposit on land rights	137,000	—	—
Purchases of other assets	(71,000)	(232,000)	(110,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(2,624,000)	(1,648,000)	(948,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	11,000,000	19,800,000	100,000
Payments of Revolving Credit Facility	(20,800,000)	(10,000,000)	(100,000)
Payments of deferred financing costs	(67,000)	(57,000)	(250,000)
Repurchase and retirement of common stock	—	(19,451,000)	—
Treasury stock purchases	—	(6,605,000)	(1,231,000)
Treasury stock sales	—	648,000	2,305,000
Proceeds from stock options exercised	817,000	754,000	—
Tax benefit from exercise of stock options	291,000	19,000	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,759,000)	(14,892,000)	824,000

Effect of exchange rate changes on cash	(35,000)	129,000	(12,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,258,000	(8,593,000)	9,463,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,374,000	9,967,000	504,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,632,000	$1,374,000	$9,967,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Background: SL Industries, Inc. (the “Company”), a New Jersey corporation, through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality products and specialized communication equipment that is used in a variety of commercial and military aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. Its products are incorporated into larger systems to increase operating safety, reliability and efficiency. The Company’s products are largely sold to original equipment manufacturers, the utility industry, and, to a lesser extent, commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 18. The Company’s discontinued operations are described and defined in Note 2.

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

Reclassifications: Certain reclassifications have been made to the prior period Consolidated Balance Sheet to conform to the current year presentation. The Consolidated Balance Sheet for fiscal year 2010 was revised due to the reclassification of the Company’s long-term incentive plan accrual from payroll and related costs to other long-term liabilities.

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2011 and December 31, 2010, cash and cash equivalents held in the United States are held principally at one financial institution.

Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $603,000 and $585,000 as of December 31, 2011 and December 31, 2010, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

Inventories: Inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out (“FIFO”) method. Cost for certain inventories is determined using the last-in, first-out (“LIFO”) method. The Company’s carrying cost of inventory is valued at the lower of cost or market as the Company continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to market value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies obsolete, slow-moving, and excess inventories. Inventory items identified as obsolete, slow-moving, or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

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

Goodwill And Other Intangibles: The Company follows Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other,” which requires that goodwill and other indefinite-lived intangible assets will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives.

The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2011.

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

As a result of the testing that was conducted as of December 31, 2011, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. There were no impairment charges related to goodwill and intangible assets recorded during 2011, 2010 and 2009.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are made at the time the related revenue is recognized for product returns, product warranties, rebates, certain re-stocking programs with distributors and other sales incentives offered by the Company to its customers. Freight revenues billed to customers are included in net sales and expenses for shipping products are included in cost of sales.

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

Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” The net unamortized deferred financing costs at December 31, 2011 and December 31, 2010 were $65,000 and $229,000, respectively. The financing cost amortization expense was $218,000, $252,000, and $351,000, for 2011, 2010, and 2009, respectively.

Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2011, 2010 and 2009, these expenses were $643,000, $1,293,000 and $728,000, respectively.

Advertising Costs: Advertising costs are expensed as incurred. For 2011, 2010 and 2009, these costs were $299,000, $192,000 and $214,000, respectively.

Research And Development Costs: Research and development costs are expensed as incurred. For 2011, 2010 and 2009, these costs were $2,888,000, $2,734,000 and $2,987,000, respectively.

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

Net Income (Loss) Per Common Share: The Company has presented net income (loss) per common share pursuant to ASC 260 “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted-average number of shares outstanding for the period.

Diluted net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted-average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands, except per share amounts)
Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$12,835	$9,782	$3,564

Diluted net income available to common shareholders from continuing operations	$12,835	$9,782	$3,564

Shares:
Basic weighted average number of common shares outstanding	4,535	5,775	6,004
Common shares assumed upon exercise of stock options	38	36	11

Diluted weighted average number of common shares outstanding	4,573	5,811	6,015

Basic net income (loss) per common share:
Income from continuing operations	$2.83	$1.69	$0.59
(Loss) from discontinued operations (net of tax)	(1.02)	(1.25)	(0.10)

Net income	$1.81	$0.44	$0.49

Diluted net income (loss) per common share:
Income from continuing operations	$2.80	$1.68	$0.59
(Loss) from discontinued operations (net of tax)	(1.01)	(1.24)	(0.10)

Net income	$1.79	$0.44	$0.49

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, approximately 4,000, 106,000 and 253,000 stock options, respectively, were excluded from the dilutive computations. Stock options are excluded from dilutive computations when the option exercise prices are greater than the average market price of the Company’s common stock.

Recently Adopted Accounting Standards

In April 2010, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2010-13 “Compensation – Stock Compensation – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU No. 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of the provisions of ASU No. 2010-13 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28 “Intangibles – Goodwill and Other.” ASC 350 is amended to clarify the requirement to test for impairment of goodwill. ASC 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU No. 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC 350 resulting from the issuance of ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU No. 2010-28 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard update clarifies that, when presenting comparative financial statements, Securities and Exchange Commission (“SEC”) registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of the provisions of ASU No. 2010-29 did not have an impact on the Company’s consolidated financial statements but will affect the Company’s pro forma disclosures if a material business combination is consummated.

New Accounting Pronouncements and Other Standards

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011and interim periods within those years. As this new guidance is related to presentation only, the implementation in the first quarter of 2012 will not have an impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the first annual period beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires enhanced disclosures about offsetting and related arrangements for certain financial instruments and derivative instruments. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011 and interim periods within those years. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 2. Discontinued Operations

On November 24, 2003, the Company sold the operating assets of SL Surface Technologies, Inc. (“SurfTech”). SurfTech produced industrial coatings and platings for equipment in the corrugated paper and telecommunications industries. The Company continues to own the land and a building on which SurfTech’s operations were conducted. During fiscal 2011, 2010, and 2009 the Company incurred legal and remediation costs, which are recorded as part of discontinued operations, net of tax.

For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, total loss from discontinued operations was $9,688,000, $10,577,000, and $1,009,000 ($4,637,000, $7,226,000, and $628,000, net of tax), respectively.

During the fourth quarter of 2011, the Company recorded a $8,300,000 ($5,151,000 net of tax) charge related to estimated environmental remediation liabilities associated with the past operations of SurfTech (see Note 14). The remaining loss from discontinued operations during 2011 was related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s other four environmental sites. The charges mentioned above were partially offset by a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The tax settlement had no impact on the Company’s cash flows.

During 2010, the Company recorded additions to the environmental reserve of $9,669,000, which were partially offset by payments of $617,000. The additions and payments to the environmental reserve were related to estimated environmental remediation liabilities associated with the past operations of SurfTech.

Note 3. Income Taxes

Income tax provision (benefit) for the fiscal years 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax provision from continuing operations	$5,582	$3,021	$1,119
Income tax (benefit) from discontinued operations	(5,051)	(3,351)	(381)

Total	$531	$(330)	$738

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$15,304	$8,073	$3,479
Foreign	3,113	4,730	1,204

Total	$18,417	$12,803	$4,683

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$2,307	$(2,317)	$534
Foreign	897	3,343	341
State	202	1,306	267
Deferred:
Federal	1,824	4,058	278
Foreign	203	(2,031)	71
State	149	(1,338)	(372)

Total Provision	$5,582	$3,021	$1,119

The benefit for income taxes related to discontinued operations for 2011 was $5,051,000. The benefit for income taxes related to discontinued operations for 2010 was $3,351,000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and December 31, 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Deferred compensation	$998	$948
Inventory valuation	661	742
Tax loss carryforward	1,913	2,269
Foreign tax credit carryforward	17	373
R&D tax credit carryforward	876	1,457
Accrued expenses	520	989
Warranty	514	587
Vacation and bonus expense	1,775	1,538
Other	342	814
Less valuation allowances	(417)	—

Deferred tax assets	7,199	9,717

Deferred tax liabilities:
Accelerated depreciation and amortization	2,866	3,130

Net deferred tax assets related to continuing operations	4,333	6,587

Net deferred tax assets related to discontinued operations	8,981	5,140

Net deferred tax assets	$13,314	$11,727

The Company provides U.S. income tax on the earnings of foreign subsidiaries. To the extent that the foreign earnings are repatriated, the related U.S. tax liability will be reduced by any foreign income taxes paid on these earnings.

As of December 31, 2011 and December 31, 2010, the Company’s gross foreign tax credits totaled approximately $17,000 and $373,000, respectively. These credits can be carried forward for ten years and expire between 2012 and 2020.

As of December 31, 2011 and December 31, 2010, the Company’s research and development tax credits totaled approximately $876,000 and $1,457,000, respectively. Of the December 31, 2011 credits, approximately $346,000 can be carried forward for 15 years and expire between 2015 and 2026, while $530,000 will carry over indefinitely.

As of December 31, 2011, the Company has federal and state net operating loss carryforward tax benefits of $1,580,000 and $118,000, respectively, which expire at various dates from 2012 to 2031. In addition, the Company has a foreign net operating loss carryforward tax benefit of $215,000, which does not expire.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $13,314,000 of the net deferred tax assets as of December 31, 2011 will be realized. The Company has an allowance of $1,926,000 (mostly related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2011	2010	2009
Statutory rate (1)	35%	34%	34%
Tax rate differential on domestic manufacturing deduction benefit	(1)	(1)	(1)
State income taxes, net of federal income tax	2	1	—
Foreign operations	(2)	(2)	(2)
Research and development credits	(4)	(5)	(13)
Other	—	(3)	6

Effective tax rate	30%	24%	24%

(1)	During 2011, the Company’s federal statutory tax rate increased from 34% to 35% due to the increase in the Company’s earnings.

For the fiscal year ended December 31, 2011, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

Unrecognized Tax Positions

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. At December 31, 2011, the Company had been examined by the Internal Revenue Service (the “IRS”) through calendar year 2004. During the third quarter of 2011 the Company was contacted by the IRS to examine the calendar years 2009 and 2010. The examination began in November 2011 and is still ongoing.

During the second quarter of 2011 the Company reached a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized income of $787,000 ($619,000 tax and $168,000 interest) from a previously unrecognized tax position related to the settlement.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $242,000. The Company has recorded $722,000 in other long-term liabilities which represents the gross unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2011		2010	2009
Gross unrecognized tax benefits, beginning of year	$2,358,000		$2,526,000	$2,845,000
Increases in tax positions taken in the current year	217,000		660,000	91,000
Increases in tax positions taken in prior years	57,000		31,000	—
Decreases in tax positions taken in prior years	(932,000	)(1)	(138,000)	(39,000)
Decreases in tax positions related to settlement with tax authorities	(564,000)		(289,000)	—
Statute of limitations expired	(414,000)		(432,000)	(371,000)

Gross unrecognized tax benefits, end of year	$722,000		$2,358,000	$2,526,000

(1)	The Company determined that in one state its credit carry-forward in that state was more-likely-than-not not going to be realized. As a result, the Company reclassified such position in the amount of $373,000 from an unrecognized tax position to a valuation allowance as a reduction to the deferred tax asset. In addition, in 2010 the Company established an unrecognized tax position for its method of accounting for an accrual on its tax return for all open tax years. During 2011, the uncertain tax position was released in the amount of $559,000 and a deferred tax liability was established for the repayment of the underpaid tax.

If recognized, all of the net unrecognized tax benefits at December 31, 2011 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $80,000.

Note 4. Receivables

Receivables consist of the following:

	December 31,
	2011	2010
	(in thousands)
Trade receivables	$30,447	$30,728
Less: allowance for doubtful accounts	(603)	(585)

	29,844	30,143
Recoverable income taxes	202	68
Other	1,095	542

	$31,141	$30,753

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

Note 6. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	(in thousands)
Raw materials	$16,219	$15,636
Work in process	3,785	4,137
Finished goods	4,494	4,814

	24,498	24,587
Less: allowances	(1,899)	(2,362)

	$22,599	$22,225

The above includes certain inventories that are valued using the LIFO method, which aggregated $4,248,000 and $4,494,000 as of December 31, 2011 and December 31, 2010, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2011 and December 31, 2010 was approximately $639,000 and $524,000, respectively.

Note 7. Property, Plant And Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land	$1,074	$1,074
Buildings and leasehold improvements	8,963	8,257
Equipment and other property	24,741	23,849

	34,778	33,180
Less: accumulated depreciation	(25,362)	(24,259)

	$9,416	$8,921

Depreciation expense on property, plant and equipment was $1,842,000, $1,894,000, and $2,080,000 for 2011, 2010, and 2009, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
	(in thousands)
Goodwill	$22,738	$—	$22,738	$22,756	$—	$22,756

Other intangible assets:
Customer relationships	3,700	2,587	1,113	3,700	2,079	1,621
Patents	1,250	1,154	96	1,245	1,107	138
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,517	183	1,700	1,243	457
Licensing fees (1)	450	285	165	355	231	124

Total other intangible assets	8,772	5,543	3,229	8,672	4,660	4,012

	$31,510	$5,543	$25,967	$31,428	$4,660	$26,768

(1)	During January 2011, the Company’s RFL Electronics Inc. (“RFL”) division purchased licensing fees for $95,000. The estimated useful life of the asset is five years.

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. There were no impairment charges related to goodwill and intangible assets recorded during 2011, 2010 and 2009.

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

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $734,000 in 2012, $405,000 in 2013, $366,000 in 2014, $23,000 in 2015 and $4,000 in 2016.

Total amortization expense, excluding the amortization of deferred financing costs, for 2011, 2010 and 2009 was $1,028,000, $1,132,000 and $1,315,000, respectively. Amortization expense related to intangible assets for 2011, 2010 and 2009 was $884,000, $901,000 and $904,000, respectively. Amortization expense related to software for 2011, 2010 and 2009 was $144,000, $231,000 and $411,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	December 31,
	2010	Exchange	2011
	(in thousands)
SLPE (Ault)	$4,263	$(18)	$4,245
High Power Group (MTE)	8,189	—	8,189
High Power Group (Teal)	5,055	—	5,055
RFL	5,249	—	5,249

Total	$22,756	$(18)	$22,738

Note 9. Debt

	December 31,
	2011	2010
	(in thousands)
2008 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2012	$—	$9,800

Total	—	9,800
Less: current portion	—	(9,800)

Total long-term debt	$—	$—

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

As a result of the Company’s diminished results during 2009 due to the economic downturn, the Company was not in compliance with the interest coverage financial covenant in the second quarter 2009. In response, the lenders to the 2008 Credit Facility agreed to waive compliance with the covenant for the second quarter 2009 and to reset the covenant terms for the third quarter 2009. The parties also agreed to reduce the maximum credit limit under the 2008 Credit Facility to $40,000,000. In consideration for these waivers and amendments, the Company agreed to pay the lenders $250,000, which was remitted in the third quarter of 2009 and is being amortized over the remaining life of the 2008 Credit Facility.

On November 19, 2010, the Company entered into a Second Amendment (the “Second Amendment”) to the 2008 Credit Facility. The Second Amendment, among other things, (a) amends certain terms of the 2008 Credit Facility in order to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding in an amount not in excess, in the aggregate, of Thirteen Million Dollars ($13,000,000) prior to the maturity date of the 2008 Credit Facility (This provision of the amendment expired on October 1, 2011. On December 21, 2011 a consent was obtained by the Company adjusting the maximum amount not in excess, in the aggregate, of $4,000,000.); (b) removes the Ten Million Dollar ($10,000,000) maximum for environmental liabilities; and (c) amends the definitions of EBIT and EBITDA to include the add-back of non-cash charges with respect to liabilities arising under Environmental Laws and to reduce EBIT and EBITDA by the amount of the related cash payments related thereto. In consideration for these amendments, the Company agreed to pay the lenders $50,000, which was remitted in the fourth quarter of 2010 and is being amortized over the remaining life of the 2008 Credit Facility.

On March 28, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to the 2008 Credit Facility. The Third Amendment permits the Company to extend the maturity date of the letters of credit issued under the 2008 Credit Facility. The letters of credit issued under 2008 Credit Facility are now scheduled to expire on September 25, 2012.

On July 20, 2011, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the 2008 Credit Facility. The Fourth Amendment, among other things, (a) amends the definition of maturity date to extend the maturity date of the 2008 Credit Facility to July 1, 2012, (b) amends the definition of Applicable Margin to lower the applicable margin, and (c) amends the definition of Commitment Fee Margin to lower the commitment fee margin. In consideration for these amendments, the Company agreed to pay the lenders $44,000, which was remitted in July 2011 and is being amortized over the remaining life of the 2008 Credit Facility.

At December 31, 2011 and December 31, 2010, the Company had total availability under the 2008 Credit Facility of $39,527,000 and $29,700,000, respectively.

As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility, which expires in July 2012. During 2011, the Company maintained an average debt outstanding of $6,225,000. The weighted-average interest rate on borrowings was 1.98% during 2011. As of December 31, 2010, the Company had an outstanding balance under the 2008 Credit Facility of $9,800,000, which bore interest at the LIBOR rate of 2.01%, and was included in short-term borrowings in the accompanying consolidated balance sheets since the facility was due to expire in October 2011. In 2010 the Company maintained an average debt outstanding of $1,478,000. The weighted-average interest rate on borrowings was 2.06% during 2010.

The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets.

Note 10. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	December 31,
	2011	2010
	(in thousands)
Taxes (other than income) and insurance	$332	$556
Commissions	775	707
Litigation and legal fees	97	151
Other professional fees	519	659
Environmental	4,676	3,132
Warranty	1,318	1,553
Deferred revenue	101	78
Other	1,745	1,778

	$9,563	$8,614

Included in the environmental accrual are estimates for all known costs believed to be probable for sites that the Company currently operates or operated at one time (see Note 14 for additional information).

A summary of the Company’s warranty reserve is as follows:

	December 31,
	2011	2010
	(in thousands)
Liability, beginning of year	$1,553	$1,373
Expense for new warranties issued	643	1,293
Warranty claims paid	(878)	(1,113)

Liability, end of period	$1,318	$1,553

Note 11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2011	2010
	(in thousands)
		(As revised)
Environmental	$18,533	$11,779
Gross unrecognized tax benefits	802	2,659
Long-term incentive plan	1,242	908

	$20,577	$15,346

Fiscal year 2010 was revised due to the reclassification of the Company’s long-term incentive plan accrual from payroll and related costs to other long-term liabilities.

Note 12. Restructuring Costs

Restructuring activity for the period ended December 31, 2011 was as follows:

	Accrual at
	Beginning of	Charged to		Accrual at
	the Year	Earnings	Cash Payments	12/31/2011
	(in thousands)
Severance and other employee-related charges	$—	$261	$(205)	$56

During the fourth quarter of 2011, the Company announced a restructuring plan to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL. For the year ended December 31, 2011, there was a consolidated charge to earnings of $261,000 which was comprised of a $207,000 charge at SLPE and a $54,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 47, of which 47 had been terminated as of December 31, 2011. The remaining unpaid termination benefits associated with the plan were paid during January 2012.

During fiscal 2009, the Company recorded a total restructuring charge of $690,000, of which $535,000 was recorded at SLPE and $155,000 at MTE. Most of the charges at SLPE were recorded in the second quarter of fiscal 2009. These restructuring charges primarily related to workforce reductions to align the cost structure to reduced business levels. The charges recorded at MTE were primarily recorded in the fourth quarter of fiscal 2009 and related to certain exit costs related to the relocation from its leased manufacturing facility in Juarez, Mexico to the Company’s existing manufacturing facilities in Mexicali, Mexico. All of the restructuring costs had been fully paid by year end December 31, 2009.

Note 13. Retirement Plans And Deferred Compensation

During the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), Teal Electronics Corporation (“Teal”), MTE Corporation (“MTE”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”) and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2011, 2010 and 2009 amounted to approximately $884,000, $1,315,000 and $708,000, respectively.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $423,000, $416,000 and $398,000 for 2011, 2010 and 2009, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2011, the aggregate death benefit totaled $546,000, with the corresponding cash surrender value of all policies totaling $304,000. As of December 31, 2010, the aggregate death benefit totaled $560,000, with the corresponding cash surrender value of all policies totaling $306,000.

As of December 31, 2011, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $304,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $11,000, $17,000 and $2,000 for 2011, 2010 and 2009, respectively.

Note 14. Commitments And Contingencies

Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2020. The minimum rental commitments as of December 31, 2011 are as follows:

Operating Leases
(in thousands)
2012	$1,811
2013	1,019
2014	850
2015	683
2016	374
Thereafter	1,396

Total minimum payments	$6,133

For 2011, 2010 and 2009, rental expense applicable to continuing operations aggregated approximately $2,116,000, $1,874,000 and $1,917,000, respectively.

Letters Of Credit: As of December 31, 2011 and December 31, 2010, the Company was contingently liable for $473,000 and $544,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

Litigation: The Company is and has been the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech formerly operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).

The Company has been and is subject to lawsuits and administrative actions that arise from its ownership of SurfTech and its Pennsauken Site. These actions relate to environmental issues concerning the Pennsauken Landfill and the Puchack Well Field. In 1991 and 1992, the New Jersey Department of Environmental Protection (the “NJDEP”) served directives that would subject the Company to, among other things, collective reimbursements (with other parties) for the remediation of the Puchack Well Field. The litigation involving the Pennsauken Landfill involved claims under the Spill Compensation and Control Act (the “Spill Act”), other statutes and common law against the Company and numerous other defendants alleging that they are liable for contamination at and around a municipal solid waste landfill located in Pennsauken Township, New Jersey. In the first quarter 2009, the Company agreed to terms with the plaintiffs for the settlement of all pending claims in this case. Accordingly, the case was dismissed with prejudice in February 2009.

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

The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit consists of an area of chromium groundwater contamination in three aquifers that exceeds the selected cleanup standard (“OU-1”). The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company in October 2010 that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.

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

In recent correspondence from the U.S. Department of Justice (“DOJ”), the Company was informed that combined past and future OU-1 costs are now estimated to be $45,000,000 to $55,000,000. These costs are estimates provided to the Company by the DOJ in a letter correspondence dated December 22, 2011.

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

The Company is currently in settlement discussions with the EPA and the DOJ regarding the remediation and past costs for both OU-1 and OU-2. This settlement discussion currently includes, among other things, a “limited ability to pay” component, which has been provided by the EPA and the DOJ and is currently being negotiated by the Company. Based on the current available information, the Company has estimated a total liability for OU-1 and OU-2 combined of $20,075,000. The estimated OU-2 liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The above liability is included in the total environmental accrual.

It is management’s opinion taking into account the information available to the Company as well as the defenses against the EPA claims and current stage of discussions that the impact of litigation and environmental administrative actions and related liabilities brought against the Company and its operations should not have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company relative to the current reserves. The adverse resolution of any one or more of these matters could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

Other

The Company is conducting an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials. Based upon the initial investigation, which is ongoing, the preliminary estimate of the amounts of such gifts and entertainment does not appear to be material to the Company’s financial statements. There can be no assurance, however, that after further inquiry the actual amounts will not be in excess of what is currently estimated. Such estimate does not take into account the costs to the Company of the investigation or any other additional costs.

The Company’s investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. Consequently, on March 29, 2012, the Company’s outside counsel contacted the DOJ and the SEC voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments.

The Company has retained outside counsel and forensic accountants to assist in its investigation of this matter. Because the investigation is on-going, the Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $23,209,000, of which $18,533,000 is included as other long-term liabilities as of December 31, 2011. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the unsaturated soil. The NJDEP approved the IRAWA, and the PIPS were implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants have collected post-injection data for assessment of the overall success of the PIPS. Our consultants have completed the assessment of the PIPS and have indicated that the PIPS can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. Also, the Company’s environmental consultants finalized an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat on-site contaminated groundwater. This plan was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The Phase II Pilot Study would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. This plan also required the collection of groundwater samples to assess the performance of the Phase II Pilot Study. To date, the Company’s consultants have not received any comments from NJDEP regarding the IRA Work plan Addendum II and permit applications necessary to implement the Phase II Pilot Study. Implementation of the Phase II Pilot Study is scheduled to occur during 2012 and 2013, depending upon approval of the plan and related permits from the NJDEP. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. At December 31, 2011, the Company had an accrual of $2,071,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,200,000 in 2012.

As mentioned previously, the Company is currently participating in environmental assessments and cleanups at a number of sites. At one of these sites in Wayne, New Jersey, our consultants, under NJDEP Guidance, have detected contaminants of concern (“COC”) which have exceeded certain acceptable levels. A remediation plan will be developed by our consultants, after testing is completed, which may require additional chemical injections and soil excavation. Testing is currently being performed and is expected to be completed in May 2012. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. The future costs for possible additional remediation are not currently estimable. The accrual for remediation cost at December 31, 2011 for this site is $544,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $99,000, which has been accrued for at December 31, 2011. These costs are recorded as a component of continuing operations.

As of December 31, 2011 and December 31, 2010, environmental accruals of $23,209,000 and $14,911,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 10 and 11).

Employment Agreements: The Company entered into severance agreements with certain key employees in 2001 that provided for one-time payments in the event an employee was terminated within twelve months of a change-of-control, as defined. These payments ranged from six to 24 months of the employee’s base salary as of the termination date, as defined. These change-of-control agreements expired on November 1, 2011.

During October 2010, two former executives entered into Separation Agreements and Mutual Releases (the “Agreements”). The effective dates of the Agreements were October 22, 2010 and October 28, 2010. Total consideration paid to both executives was $1,043,000, minus applicable taxes and withholdings. The payments were for, among other things, severance, accrued vacation, legal fees, and for one executive, payment pursuant to a certain bonus agreement dated August 5, 2002. The payments were completed during the fourth quarter of 2010.

The Company entered into severance agreements in 2010 with certain key employees that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments range from nine to twelve months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2011 and if these employees had been terminated during the year, the payments would have aggregated approximately $657,000 under such change-of-control agreements.

Note 15. Cash Flow Information

Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Interest paid	$185	$81	$63
Income taxes paid	$5,264	$1,951	$558

Note 16. Shareholders’ Equity

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

Note 17. Stock-Based Compensation

At December 31, 2011, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, the total compensation expense (included in selling, general and administrative expense) related to these plans was $564,000, $174,000, and $253,000 ($317,000, $107,000, and $156,000, net of tax), respectively.

The Company maintains two shareholder approved stock option plans that have expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”) and the Long-Term Incentive Plan (the “1991 Incentive Plan”). As of December 31, 2011, 13,000 options were outstanding under the Director Plan. As of December 31, 2011, no options were outstanding under the 1991 Incentive Plan.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during 2011. As of December 31, 2011, there were 135,000 options outstanding under the 2008 Plan. As of December 31, 2011, there were 232,000 shares available for grant under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the twelve months ended December 31, 2011, $120,000 was charged to compensation expense. As of December 31, 2011, total unamortized compensation expense for this grant was $427,000. As of December 31, 2011, the maximum number of achievable RSUs under the 2011 LTIP is 38,000 RSUs.

During the third quarter of 2011, the Company awarded each Director 1,000 restricted shares pursuant to the 2008 Plan that vest upon the earlier of: (1) the first anniversary of the grant date, (2) at the time of the recipient’s termination, or (3) at the time of the recipient’s retirement. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $123,000 of stock compensation expense during the third quarter of 2011. The weighted-average price of these restricted stock grants was $24.62 per share based on the grant date of July 29, 2011. As of December 31, 2011, no shares were granted under this award.

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Year Ended
December 31,
2010
Weighted average fair value of grants	$6.78
Valuation assumptions:
Expected dividend yield	0.00%
Expected volatility	68.44
Expected life (in years)	4.44
Risk-free interest rate	1.71%

Note:	no stock options were granted during fiscal 2011 and fiscal 2009.

Stock Options

Option activity under the principal option plans as of December 31, 2011 and changes during the year then ended were as follows:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands) (1)
Outstanding as of December 31, 2009	380	$10.13	3.48	N/M
Granted	160	12.59
Exercised	(107)	7.05
Forfeited	(45)	12.80
Expired	(135)	12.32

Outstanding as of December 31, 2010	253	11.34	4.93	$1,554
Granted	—	0.00
Exercised	(82)	9.95
Forfeited	(5)	12.80
Expired	(18)	10.33

Outstanding as of December 31, 2011	148	12.17	4.95	$608

Exercisable as of December 31, 2011	52	$11.44	3.80	$253

(1)	N/M – the aggregate intrinsic value was not material since the value was less than $1,000.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2011 and December 31, 2010, was $879,000 and $568,000, respectively. No options were exercised during fiscal 2009.

As of December 31, 2011, $527,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises for the year ended December 31, 2011 and December 31, 2010 was $817,000 and $754,000, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $291,000 and $19,000 for the fiscal years ended December 31, 2011 and December 31, 2010. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

Note 18. Industry Segments

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/ instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2011, 2010 or 2009. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales
Power Electronics Group:
SLPE	$91,066	$79,615	$53,464
High Power Group	63,027	56,494	44,865

Total	154,093	136,109	98,329

SL-MTI	35,413	31,261	28,277
RFL	22,825	22,398	20,945

Consolidated	$212,331	$189,768	$147,551

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income from operations
Power Electronics Group:
SLPE	$7,825	$6,389	$735
High Power Group	6,940	5,418	3,194

Total	14,765	11,807	3,929

SL-MTI	6,219	4,801	4,426
RFL	3,189	2,990	1,919
Other (1)	(5,639)	(6,350)	(5,185)

Income from operations	18,534	13,248	5,089

Amortization of deferred financing costs	(218)	(252)	(351)
Fire related gain (loss), net	277	(109)	—
Interest income	3	2	8
Interest expense	(179)	(86)	(63)

Income from continuing operations before income taxes	$18,417	$12,803	$4,683

(1)	Other includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

	December 31,
	2011	2010
	(in thousands)
Total assets
Power Electronics Group:
SLPE	$39,205	$37,155
High Power Group	29,639	31,539

Total	68,844	68,694

SL-MTI	11,505	11,262
RFL	13,973	14,525
Other	16,904	10,418

Consolidated	$111,226	$104,899

	December 31,
	2011	2010
	(in thousands)
Intangible assets, net
Power Electronics Group:
SLPE	$4,733	$5,067
High Power Group	15,820	16,328

Total	20,553	21,395

SL-MTI	—	—
RFL	5,414	5,373

Consolidated	$25,967	$26,768

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Capital expenditures
Power Electronics Group:
SLPE	$1,660	$492	$57
High Power Group	275	440	167

Total	1,935	932	224

SL-MTI	512	258	264
RFL	224	226	350
Other	19	—	—

Consolidated	$2,690	$1,416	$838

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Depreciation and amortization (1)
Power Electronics Group:
SLPE	$1,207	$1,381	$1,647
High Power Group	856	831	869

Total	2,063	2,212	2,516

SL-MTI	309	302	358
RFL	473	465	465
Other	25	47	56

Consolidated	$2,870	$3,026	$3,395

(1)	Excludes amortization of deferred financing costs.

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales (1)
United States	$167,677	$148,361	$121,399
Foreign	44,654	41,407	26,152

Consolidated	$212,331	$189,768	$147,551

Long-lived assets (2)
United States	$5,829	$5,978	$6,690
Foreign	3,587	2,943	2,584

Consolidated	$9,416	$8,921	$9,274

(1)	Net sales are attributed to countries based on location of customer.
(2)	Includes net tangible assets excluding goodwill and intangibles.

Note 19. Foreign Operations

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

Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. Accordingly, the competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 21%, 22% and 18% of net sales from continuing operations for 2011, 2010 and 2009, respectively.

Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which might result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar. At December 31, 2011, the Company had net current liabilities of $1,218,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. At December 31, 2010, the Company had net current liabilities of $1,537,000 subject to fluctuations in the value of the Mexican peso and Chinese yuan. Fluctuations in the value of the foreign currencies did have a negative effect on the Company’s operations in 2011 and 2010.

SLPE manufactures most of its products in Mexico and China. Teal has transferred a significant portion of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SLPE, the High Power Group and SL-MTI price and invoice their sales primarily in U.S. dollars. The Mexican subsidiaries of SLPE, SL-MTI and Teal maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be (see Note 18 for additional information).

Note 20. Fire Related Gain (Loss) And Insurance Recovery

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

	Years Ended December 31,
	2011	2010
	(in thousands)
Fire related loss	$—	$(642)
Insurance recovery	277	533

Net fire related gain (loss)	$277	$(109)

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

Note 21. Related Party Transactions

RFL has an investment of $15,000 in RFL Communications PLC, (“RFL Communications”), representing 4.5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for 2011, 2010 and 2009 were $626,000, $655,000 and $715,000, respectively. Accounts receivable due from RFL Communications at December 31, 2011 and December 31, 2010 were $35,000 and $100,000, respectively.

The Company was a party to a Management Agreement (the “Agreement”) dated April 1, 2002 with Steel Partners Ltd. (“Steel Partners”). Steel Partners is a management company controlled by Warren G. Lichtenstein. Glen M. Kassan and John H. McNamara are employed by Steel Partners. Messrs. Lichtenstein and Kassan are directors of the Company. Mr. McNamara was a director of the Company from May 14, 2008 until June 8, 2011. As previously reported, Mr. Lichtenstein was elected to the Board on March 30, 2010 to fill the vacancy created by the resignation of James R. Henderson. On May 18, 2010, the parties terminated the Agreement. Under the Agreement, Steel Partners provided certain management services to the Company in consideration for an annual fee of $475,000, paid monthly. The Agreement was terminated, effective January 31, 2010, for a one-time payment of $150,000. Fees of approximately $190,000 were expensed by the Company for Steel Partners’ services in 2010. Fees of $475,000 were expensed by the Company for Steel Partners’ services in 2009.

Note 22. Selected Quarterly Financial Data (Unaudited)

				Three Months	Three Months		Twelve Months
	Three Months	Three Months		Ended	Ended		Ended
	Ended	Ended		September 30,	December 31,		December 31,
	March 31, 2011	June 30, 2011		2011	2011		2011
		(in thousands, except per share data)
Net sales	$52,594	$56,266		$52,092	$51,379		$212,331
Cost of products sold	$34,819	$37,890		$36,011	$34,700		$143,420
Income from continuing operations before income taxes	$4,882	$5,758		$3,473	$4,304		$18,417
Net income (loss)(a)	$3,412	$4,209		$2,276	$(1,699)		$8,198
Basic net income (loss) per common share	$0.76	$0.93		$0.50	$(0.37)		$1.81
Diluted net income (loss) per common share	$0.75	$0.92		$0.50	$(0.37)		$1.79

(a) Includes (loss) income from discontinued operations, net of tax	$(190)	$593	(b)	$(261)	$(4,779	)(c)	$(4,637)

(b)	Income from discontinued operations, net of tax, includes a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized income of $787,000 ($619,000 tax and $168,000 interest) from a previously unrecognized tax position related to the settlement.
(c)	Loss from discontinued operations, net of tax, includes a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site.

			Three Months	Three Months		Twelve Months
	Three Months	Three Months	Ended	Ended		Ended
	Ended	Ended	September 30,	December 31,		December 31,
	March 31, 2010	June 30, 2010	2010	2010		2010
		(in thousands, except per share data)
Net sales	$42,133	$47,790	$49,141	$50,704		$189,768
Cost of products sold	$28,143	$32,579	$33,120	34,169		$128,011
Income from continuing operations before income taxes	$2,044	$3,193	$3,102	$4,464		$12,803
Net income (loss)(a)	$1,126	$1,014	$2,058	$(1,642)		$2,556
Basic net income (loss) per common share	$0.18	$0.17	$0.34	$(0.34)		$0.44
Diluted net income (loss) per common share	$0.18	$0.17	$0.34	$(0.33)		$0.44

(a) Includes (loss) from discontinued operations, net of tax	$(150)	$(1,049)	$(267)	$(5,760	)(b)	$(7,226)

(b)	The three months ended December 31, 2010, includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site.

Note 23. Subsequent Events

On March 23, 2012, the Company entered into a series of foreign currency forwards to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. These forwards were not designated as hedges as they did not meet the hedge accounting requirements. As such, changes in unrealized gains or losses on the foreign currency forwards will be reflected in the Company’s Consolidated Statements of Income.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to Costs	Charged to Other		Balance at End of
Description	Period	and Expenses	Accounts	Deductions	Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2011
Allowance for:
Doubtful accounts	$585	$18	$—	$—	$603

YEAR ENDED DECEMBER 31, 2010
Allowance for:
Doubtful accounts	$651	$(48)	$(4)	$14	$585

YEAR ENDED DECEMBER 31, 2009
Allowance for:
Doubtful accounts	$621	$192	$(23)	$139	$651

		Allowance	Release of	Release of
	Balance at	Recorded on	Allowance on	Allowance on
	Beginning of	Current Year	Current Year	Losses Expired or	Balance at End of
Description	Period	Losses	Utilization	Revalued	Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2011
Allowance for:
Deferred tax valuation	$937	$338	$—	$651	$1,926

YEAR ENDED DECEMBER 31, 2010
Allowance for:
Deferred tax valuation	$560	$696	$—	$(319)	$937

YEAR ENDED DECEMBER 31, 2009
Allowance for:
Deferred tax valuation	$2,018	$—	$—	$(1,458)	$560