Form 10-Q
period 2012-03-31
SL INDUSTRIES INC
filed 2012-05-10
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4987

SL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	21-0682685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ	08054
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 3, 2012 was 4,438,044.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,592,000	$5,632,000
Receivables, net	33,536,000	31,141,000
Inventories, net	23,680,000	22,599,000
Other current assets	2,656,000	2,074,000
Deferred income taxes, net	4,971,000	4,666,000

Total current assets	66,435,000	66,112,000

Property, plant and equipment, net	9,631,000	9,416,000
Deferred income taxes, net	8,126,000	8,648,000
Goodwill	22,735,000	22,738,000
Other intangible assets, net	3,221,000	3,229,000
Other assets and deferred charges, net	1,137,000	1,083,000

Total assets	$111,285,000	$111,226,000

LIABILITIES
Current liabilities:
Accounts payable	$16,467,000	$16,875,000
Accrued income taxes	99,000	14,000
Accrued liabilities:
Payroll and related costs	4,842,000	5,256,000
Other	10,242,000	9,563,000

Total current liabilities	31,650,000	31,708,000

Deferred compensation and supplemental retirement benefits	2,044,000	2,084,000
Other long-term liabilities	19,752,000	20,577,000

Total liabilities	53,446,000	54,369,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,963,000 and 6,963,000 shares, respectively	1,393,000	1,393,000
Capital in excess of par value	25,151,000	25,002,000
Retained earnings	54,075,000	52,825,000
Accumulated other comprehensive (loss)	(330,000)	(349,000)
Treasury stock at cost, 2,419,000 and 2,395,000 shares, respectively	(22,450,000)	(22,014,000)

Total shareholders’ equity	57,839,000	56,857,000

Total liabilities and shareholders’ equity	$111,285,000	$111,226,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$49,340,000	$52,594,000
Cost and expenses:
Cost of products sold	33,771,000	34,819,000
Engineering and product development	3,021,000	3,306,000
Selling, general and administrative	9,511,000	8,661,000
Depreciation and amortization	665,000	769,000

Total cost and expenses	46,968,000	47,555,000

Income from operations	2,372,000	5,039,000
Other income (expense):
Amortization of deferred financing costs	(33,000)	(76,000)
Interest income	1,000	1,000
Interest expense	(22,000)	(82,000)
Other gain (loss), net	(8,000)	—

Income from continuing operations before income taxes	2,310,000	4,882,000
Income tax provision	866,000	1,280,000

Income from continuing operations	1,444,000	3,602,000
(Loss) from discontinued operations, net of tax	(194,000)	(190,000)

Net income	$1,250,000	$3,412,000

Basic net income (loss) per common share
Income from continuing operations	$0.31	$0.80
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.27	$0.76

Diluted net income (loss) per common share
Income from continuing operations	$0.31	$0.79
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.27	$0.75

Shares used in computing basic net income (loss) per common share	4,559,000	4,491,000

Shares used in computing diluted net income (loss) per common share	4,580,000	4,566,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,250,000	$3,412,000
Other comprehensive income, net of tax:
Foreign currency translation	19,000	9,000

Comprehensive income	$1,269,000	$3,421,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$1,250,000	$3,412,000
Adjustment for losses from discontinued operations	194,000	190,000

Income from continuing operations	1,444,000	3,602,000

Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation	437,000	503,000
Amortization	233,000	266,000
Amortization of deferred financing costs	33,000	76,000
Stock-based compensation	149,000	74,000
Tax benefit from exercise of stock options	—	(4,000)
Provisions for losses on accounts receivable	28,000	18,000
Deferred compensation and supplemental retirement benefits	100,000	99,000
Deferred compensation and supplemental retirement benefit payments	(134,000)	(134,000)
Deferred income taxes	217,000	116,000
Loss on sale of equipment	11,000	5,000
Changes in operating assets and liabilities:
Accounts receivable	(2,408,000)	(999,000)
Inventories	(388,000)	(1,434,000)
Other assets	(568,000)	(892,000)
Accounts payable	(452,000)	1,011,000
Other accrued liabilities	(852,000)	(1,533,000)
Accrued income taxes	87,000	(598,000)

Net cash (used in) provided by operating activities from continuing operations	(2,063,000)	176,000
Net cash (used in) operating activities from discontinued operations	(237,000)	(427,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(2,300,000)	(251,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(443,000)	(1,504,000)
Acquisition of a business, net of cash acquired	(756,000)	—
Purchases of other assets	(119,000)	(212,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,318,000)	(1,716,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	—	6,856,000
Payments of Revolving Credit Facility	—	(6,400,000)
Payments of deferred financing costs	—	(1,000)
Treasury stock purchases	(436,000)	—
Proceeds from stock options exercised	—	161,000
Tax benefit from exercise of stock options	—	4,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(436,000)	620,000

Effect of exchange rate changes on cash	14,000	(27,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,040,000)	(1,374,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,632,000	1,374,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,592,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$22,000	$81,000
Income taxes	$410,000	$1,734,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a New Jersey corporation, and its consolidated subsidiaries.

Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows to conform to the current year presentation.

2. Receivables

Receivables consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Trade receivables	$32,468	$30,447
Less: allowance for doubtful accounts	(619)	(603)

	31,849	29,844
Recoverable income taxes	187	202
Other	1,500	1,095

	$33,536	$31,141

3. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw materials	$15,863	$16,219
Work in process	4,780	3,785
Finished goods	4,488	4,494

	25,131	24,498
Less: allowances	(1,451)	(1,899)

	$23,680	$22,599

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$1,444	$3,602

Diluted net income available to common shareholders from continuing operations	$1,444	$3,602

Shares:
Basic weighted average number of common shares outstanding	4,559	4,491
Common shares assumed upon exercise of stock options	21	75

Diluted weighted average number of common shares outstanding	4,580	4,566

Basic net income (loss) per common share:
Income from continuing operations	$0.31	$0.80
(Loss) from discontinued operations (net of tax)	(0.04)	(0.04)

Net income	$0.27	$0.76

Diluted net income (loss) per common share:
Income from continuing operations	$0.31	$0.79
(Loss) from discontinued operations (net of tax)	(0.04)	(0.04)

Net income	$0.27	$0.75

Approximately 4,000 stock options were excluded from the dilutive computation for the three months ended March 31, 2012. No stock options were excluded from the dilutive computation for the three months ended March 31, 2011. Stock options are excluded from dilutive computations when the option exercise prices are greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At March 31, 2012, the Company had stock-based employee compensation plans as described below. For the three months ended March 31, 2012 and March 31, 2011, the total compensation expense (included in selling, general and administrative expense) related to these plans was $149,000 and $74,000 ($93,000 and $45,000, net of tax), respectively.

The Company maintains a shareholder approved stock option plan that has expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”). As of March 31, 2012, 13,000 options were outstanding under the Director Plan.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during the three months ended March 31, 2012. As of March 31, 2012, there were 135,000 options outstanding under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”) targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the three months ended March 31, 2012, $38,000 was charged to compensation expense. As of March 31, 2012, total unamortized compensation expense for this grant was $291,000. As of March 31, 2012, the maximum number of achievable RSUs under the 2011 LTIP is 36,000 RSUs.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. Under the terms of the 2012 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and ROIC, as defined, targets during the January 2012 to December 2014 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2014 (100% of earned RSUs vest at December 31, 2014). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During the three months ended March 31, 2012, $28,000 was charged to compensation expense. As of March 31, 2012, total unamortized compensation expense for this grant was $619,000. As of March 31, 2012, the maximum number of achievable RSUs under the 2012 LTIP is 55,000 RSUs.

Stock Options

Option activity under the principal option plans as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2011	148	$12.17	4.95	$608
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2012	148	$12.17	4.70	$1,097

Exercisable as of March 31, 2012	52	$11.44	3.55	$426

During the three months ended March 31, 2012, no options to purchase common stock were exercised by option holders. During the three months ended March 31, 2011, options to purchase approximately 14,000 shares of common stock with an aggregate exercise price of $161,000 were exercised by option holders.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2012, $444,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no options exercised during the three months ended March 31, 2012. Cash received from option exercises for the three months ended March 31, 2011 was $161,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $4,000 for the three months ended March 31, 2011. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

6. Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270 “Income Taxes – Interim Reporting.” For each interim period the Company estimates its annual effective income tax rate and applies the estimated rate to its year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items separately reported, such as discontinued operations, and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

For the three month periods ended March 31, 2012 and March 31, 2011, the estimated income tax rate from continuing operations was 37% and 26%, respectively. The increase in the effective tax rate in 2012 was primarily due to the effect of a federal tax rate change recognized in deferred taxes in 2011 that did not apply in 2012. The increase was also due to less foreign tax credits available to the Company in 2012 compared to 2011.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2012 and December 31, 2011 of $758,000 and $722,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. During the third quarter of 2011 the Company was contacted by the IRS to examine the calendar year 2009 and 2010. The examination began in November 2011 and is still ongoing.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $250,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2012, the Company has a liability for unrecognized benefits of $484,000 and $274,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2012, the Company has accrued approximately $73,000 for the payment of interest and penalties.

During the three month period ended March 31, 2012, the Company recorded additional benefits from state research and development tax credits of $33,000. As of March 31, 2012, the Company’s gross research and development tax credit carryforwards totaled approximately $872,000. Of these credits, approximately $351,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $521,000 can be carried forward indefinitely. As of March 31, 2012, the Company’s gross deferred foreign tax credits totaled approximately $10,000, which are due to expire by December 31, 2012.

7. Recently Adopted and Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of the provisions of ASU No. 2011-4 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011 and interim periods within those years. As this new guidance is related to presentation only, the implementation in the first quarter of 2012 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

8. Goodwill And Intangible Assets

Acquisitions in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid in cash. Astromec designs, develops and manufactures high-reliability, fractional horsepower motors and motion control accessories. Astromec provides custom motor and motion control solutions to the aerospace, defense, medical and commercial and industrial markets. SL-MTI recorded acquisition costs of approximately $200,000 during the first quarter of 2012.

At March 31, 2012, the financial statements reflected the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. This preliminary allocation resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The preliminary allocation of the purchase price also includes $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition.

The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The allocation of the purchase price is expected to be completed during fiscal year 2012. The results from the acquisition date through March 31, 2012 are included in the SL-MTI segment and were not material to the Company’s consolidated financial statements.

Goodwill And Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2012			December 31, 2011
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Goodwill	$22,735	$—	$22,735	$22,738	$—	$22,738

Other intangible assets:
Customer relationships (1)	3,868	2,715	1,153	3,700	2,587	1,113
Patents (2)	1,270	1,162	108	1,250	1,154	96
Trademarks	1,672	—	1,672	1,672	—	1,672
Developed technology	1,700	1,563	137	1,700	1,517	183
Licensing fees	450	299	151	450	285	165

Total other intangible assets	8,960	5,739	3,221	8,772	5,543	3,229

	$31,695	$5,739	$25,956	$31,510	$5,543	$25,967

(1)

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the preliminary allocation of the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.

(2)	During the first quarter of 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

In accordance with ASC 350 “Intangibles – Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2011.

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

For the testing conducted as of December 31, 2011, the Company concluded that no impairment charge was warranted. Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2012, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350, during 2012. Accordingly, no interim impairment test has been performed.

The other intangible assets that have definite lives are all amortizable and have original estimated useful lives as follows: customer relationships are amortized over approximately five years to eight years; patents are amortized over a range from five to twenty years; developed technology is amortized over approximately five years and six years; and licensing fees are amortized over approximately five years and ten years. Trademarks are not amortized.

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be: $758,000 in 2012, $438,000 in 2013, $399,000 in 2014, $57,000 in 2015, and $38,000 in 2016.

Total amortization expense, excluding the amortization of deferred financing costs, for the three months ended March 31, 2012 and March 31, 2011 was $233,000 and $266,000, respectively. Amortization expense related to intangible assets for the three months ended March 31, 2012 and March 31, 2011 was $195,000 and $230,000, respectively. Amortization expense related to software for the three months ended March 31, 2012 and March 31, 2011 was $38,000 and $36,000, respectively.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance December 31, 2011	Foreign Exchange	Balance March 31, 2012
	(in thousands)
SL Power Electronics Corp.	$4,245	$(3)	$4,242
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,738	$(3)	$22,735

9. Debt

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

As of March 31, 2012, and December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At March 31, 2012 and December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,510,000 and $39,527,000, respectively.

The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its respective assets.

10. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Taxes (other than income) and insurance	$380	$332
Commissions	669	775
Litigation and legal fees	204	97
Other professional fees	502	519
Environmental	4,713	4,676
Warranty	1,016	1,318
Deferred revenue	94	101
Acquisition earn-out, current	162	—
Other	2,502	1,745

	$10,242	$9,563

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

The following is a summary of activity in accrued warranty and service liabilities:

Three Months Ended March 31, 2012
(in thousands)
Liability, beginning of year	$1,318
Expense for new warranties issued	252
Accruals related to preexisting warranties (1)	(276)
Warranty claims	(278)

Liability, end of period	$1,016

(1)	Includes adjustments related to changes in estimates.

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Environmental	$18,533	$18,533
Unrecognized tax benefits, interest and penalties	831	802
Long-term incentive plan	256	1,242
Acquisition earn-out, long-term	132	—

	$19,752	$20,577

12. Commitments and Contingencies

The Company is involved in certain legal and regulatory actions. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on the Company’s financial condition or results of operations, except as described below.

Litigation: The Company has been and is the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech formerly operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).

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

The Company has reached an agreement in principle with the DOJ related to its liability for both OU-1 and OU-2. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in four equal payments. The first payment plus interest is to be made within 30 days of entry of the Consent Decree. Each of the next three payments plus interest is to be made on the anniversary date of the first payment. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the agreement is subject to a public comment period and finally must be approved by the Federal District Court. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,075,000 to $31,405,000. Most of these payments are expected to be made in 2013 and 2014. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement.

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

Other

The Company has been and is conducting an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the initial investigation, which is ongoing, the preliminary estimate of the amounts of such gifts and entertainment does not appear to be material to the Company’s financial statements. There can be no assurance, however, that after further inquiry the actual amounts will not be in excess of what is currently estimated. Such estimate does not take into account the costs to the Company of the investigation or any other additional costs.

The Company’s investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. Consequently, on March 29, 2012, the Company’s outside counsel contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments. Since then, the Company’s counsel has done so, and the Company has continued to cooperate fully with the DOJ and the SEC.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $23,246,000, of which $18,533,000 is included as other long-term liabilities as of March 31, 2012. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Work plan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Work plan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the unsaturated soil. The NJDEP approved the IRAWA, and the PIPS were implemented in November 2010. These injections have now been completed. As required by the IRAWA, our consultants have collected post-injection data for assessment of the overall success of the PIPS. Our consultants have completed the assessment of the PIPS and have indicated that the PIPS can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. Also, the Company’s environmental consultants finalized an IRA Work plan Addendum II to implement a Phase II Pilot Study to treat on-site contaminated groundwater. This plan was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The Phase II Pilot Study would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. This plan also required the collection of groundwater samples to assess the performance of the Phase II Pilot Study. To date, the Company’s consultants have not received any comments from NJDEP regarding the IRA Work plan Addendum II and permit applications necessary to implement the Phase II Pilot Study. Implementation of the Phase II Pilot Study is scheduled to occur during 2012 and 2013, depending upon approval of the plan and related permits from the NJDEP. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. At March 31, 2012, the Company had an accrual of $2,083,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,200,000 in 2012.

As mentioned previously, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings was outfitted with a sub-slab depressurization system as a mitigation measure. Investigations are on-going to determine the source of the COCs detected in the indoor air. The source investigations are projected to be completed in May 2012. Thereafter, our consultants will review the data to determine if any supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. The Company will be engaging a Licensed Site Remediation Professional to oversee the remediation of the site, before the NJDEP’s May 2012 deadline. The future costs for possible additional remediation are not currently estimable. The accrual for remediation cost at March 31, 2012 for this site is $553,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $99,000, which has been accrued for at March 31, 2012. These costs are recorded as a component of continuing operations.

As of March 31, 2012 and December 31, 2011, environmental accruals of $23,246,000 and $23,209,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Note 10 and 11).

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Other segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net sales
SLPE	$18,343	$21,725
High Power Group	15,575	16,735
SL-MTI	9,599	9,108
RFL	5,823	5,026

Consolidated	$49,340	$52,594

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Income (loss) from operations
SLPE	$(211)	$2,315
High Power Group	1,365	2,105
SL-MTI	1,703	1,610
RFL	1,058	438
Other	(1,543)	(1,429)

Consolidated	$2,372	$5,039

Total assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Total assets
SLPE	$35,680	$39,205
High Power Group	33,156	29,639
SL-MTI	15,014	11,505
RFL	14,184	13,973
Other	13,251	16,904

Consolidated	$111,285	$111,226

Goodwill and intangible assets, net, as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Goodwill and intangible assets, net
SLPE	$4,677	$4,733
High Power Group	15,711	15,820
SL-MTI	168	—
RFL	5,400	5,414

Consolidated	$25,956	$25,967

14. Retirement Plans And Deferred Compensation

During the three month periods ended March 31, 2012 and March 31, 2011, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $323,000 during the three month period ended March 31, 2012 and $388,000 for the three month period ended March 31, 2011.

The Company has agreements with certain active and retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $100,000 and $99,000 for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

15. Related Party Transactions

RFL has an investment of $21,000 in RFL Communications PLC, (“RFL Communications”), representing 5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement. Sales to RFL Communications for each of the three month periods ended March 31, 2012 and March 31, 2011 were $158,000 and $284,000, respectively. Accounts receivable due from RFL Communications at March 31, 2012, and December 31, 2011 were $143,000 and $35,000, respectively.

16. Discontinued Operations

For the three months ended March 31, 2012, total loss from discontinued operations before income taxes was $313,000 ($194,000 net of tax). The loss from discontinued operations relates to environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five environmental sites.

For the three months ended March 31, 2011, total loss from discontinued operations was $293,000 and ($190,000 net of tax), respectively. The loss from discontinued operations in 2011 relates to legal and environmental charges primarily associated with the past operations of SurfTech.

17. Fair Value Measurement and Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses foreign currency forward contracts to hedge its foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including spot rates and market forward points. The fair value of the foreign currency forward contracts is based on interest differentials between the currencies being traded, spot rates and market forward points.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees, where applicable.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/2012
	(in thousands)
Liabilities
Derivative financial instruments	$—	$8	$—	$8

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2012.

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

18. Derivative Instruments and Hedging Activities

ASC Topic 815, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows related to forecasted foreign exchange-based risk are considered economic hedges of the Company’s forecasted cash flows.

Risk Management Objective of Using Derivatives

The Company is a USD functional currency entity that manufactures products in the USA, Mexico and China. The Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos (MXN) and Chinese Yuan (CNH). As a result, the Company has exposure to changes in exchange rates between the time when expenses in the non-functional currencies are initially incurred and the time when the expenses are ultimately paid. The Company’s objective in using derivatives is to add stability and to manage its exposure to foreign exchange risks. To accomplish this objective, the Company uses foreign currency forward contracts to manage its exposure to fluctuations in the exchange rates. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date.

On March 23, 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2012, the fair value of the foreign currency forward contracts was recorded as an $8,000 liability in other current liabilities on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of March 31, 2012.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	9	MXN92,000
Chinese Yuan (CNH) Forward Contracts	9	CNH99,000

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three months ended March 31, 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(8)

The Company did not enter into foreign exchange contracts during fiscal 2011 and fiscal 2010.

19. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions.

During the first quarter of 2012, the Company purchased 24,149 shares of Company stock at an average price of $18.07 a share. As a result, as of March 31, 2012, 445,851 shares remain available for purchase pursuant to the 2010 Repurchase Plan.

20. Subsequent Events

During the second quarter of 2012, the Company awarded each Director, except the Chairman, 3,000 restricted shares pursuant to the 2008 Plan. The Chairman was awarded 10,000 restricted shares pursuant to the 2008 Plan. The restricted shares vest on the earlier of one year from the date of grant or upon the recipient ending his continuous service as a director of the Company. Based on the terms of the awards the shares will be immediately expensed and as a result the Company will recognize $431,000 of stock compensation expense during the second quarter of 2012. The weighted-average price of these restricted stock grants was $19.57 per share based on the grant date of April 2, 2012.

During the second quarter of 2012, the Company purchased 105,980 shares of Company stock at an average price of $17.94 a share for $1,902,000 pursuant to the 2010 Repurchase Plan. As of May 3, 2012, 130,129 shares have been repurchased at an average price of $17.97 a share pursuant to the 2010 Repurchase Plan. As a result, 339,871 shares remained available for purchase pursuant to the 2010 Repurchase Plan as of May 3, 2012.

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

Forward-Looking Statements

In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Current Reports on Form 8-K.

Overview

SL Industries Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to OEMs, the utility industry and, to a lesser extent, to commercial distributors. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to 2012 or the quarter ended 2012 refer to the three month period ended March 31, 2012. Statements with respect to 2011 or the quarter ended 2011 refer to the three month period ended March 31, 2011. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

Significant transactions during the three months ended March 31, 2012 that impacted the Company’s financial results and cash flows include a loss from discontinued operations of $194,000. The loss from discontinued operations primarily comprised of environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five environmental sites.

The Company has reached an agreement in principle with the DOJ related to its liability for both OU-1 and OU-2. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in four equal payments. The first payment plus interest is to be made within 30 days of entry of the Consent Decree. Each of the next three payments plus interest is to be made on the anniversary date of the first payment. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the agreement is subject to a public comment period and finally must be approved by the Federal District Court. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,075,000 to $31,405,000. Most of these payments are expected to be made in 2013 and 2014. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The allocation of the purchase price is expected to be completed during fiscal year 2012. SL-MTI recorded acquisition costs of approximately $200,000 during the first quarter of 2012. The results from the acquisition date through March 31, 2012 are included in the SL-MTI segment and were not material to the Company’s consolidated financial statements.

On March 23, 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. During the first quarter of 2012, the Company recognized an $8,000 loss associated with the foreign currency forward contracts, which is included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2012, the fair value of the foreign currency forward contracts was recorded as an $8,000 liability in other current liabilities on the Consolidated Balance Sheets.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the Company’s stock repurchase program would be made in the open market or in negotiated transactions. During the first quarter of 2012, the Company purchased 24,149 shares of Company stock at an average price of $18.07 a share. As a result, as of March 31, 2012, 445,851 shares remain available for purchase pursuant to the 2010 Repurchase Plan. See Note 19 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q for additional information related to the Company’s 2010 Repurchase Plan.

Business Trends

Demand for the Company’s products and services decreased during 2012, compared to 2011. Sales for the quarter ended March 31, 2012, decreased by $3,254,000, or 6%, and income from operations decreased by $2,667,000, or 53%. SL-MTI and RFL experienced increases in sales and income from operations during 2012 as compared to 2011, while SLPE and the High Power Group experienced decreases in sales and income from operations.

During 2012, the Company’s backlog decreased to $65,274,000, from $75,282,000 for the same period the prior year, for a decrease of 13% on a comparative basis. The decrease in backlog was attributable to RFL, SLPE and the High Power Group, who recorded decreases in backlog of 45%, 23%, and 21%, respectively, which was partially offset by an increase at SL-MTI of 9%. The Company’s net new orders for the first quarter of 2012 decreased by 11%, compared to the first quarter of 2011.

The Company’s management is taking numerous actions to continue to improve sales and income from continuing operations with an emphasis on lean initiatives at all facilities. The Company expects to expand product portfolios, enter new market segments and penetrate selected geographic markets. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the quarters ended 2012 and 2011. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, revenues were allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory below net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the quarters ended 2012 and 2011 by approximately 0.8% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.9% and 2.0% of gross trade receivables as of March 31, 2012 and December 31, 2011, respectively.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s revenues, expenses, cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain cash flows in terms of the functional currency of the business unit with that exposure.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Currently, the Company does not apply hedge accounting to any of its foreign currency derivatives.

Accounting For Income Taxes

The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $758,000 and $722,000 as of March 31, 2012 and December 31, 2011, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $73,000 as of March 31, 2012, and $80,000 as of December 31, 2011. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of March 31, 2012 and December 31, 2011 were $13,097,000 and $13,314,000, respectively, net of valuation allowances of $1,951,000 and $1,926,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2011. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the quarters ended 2012 and 2011. As of March 31, 2012 and December 31, 2011, goodwill totaled $22,735,000 and $22,738,000 (representing 20% of total assets), respectively.

As of the testing conducted as of December 31, 2011, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2012, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350 “Intangibles – Goodwill and Other,” during 2012. Accordingly, no interim impairment test has been performed.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, and legal fees to defend against claims for environmental liability. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2011, the Company recorded additional reserves of $8,300,000 related to environmental matters at its Pennsauken, New Jersey site. No additional reserves were recorded during the first quarter of 2012 for the Pennsauken, New Jersey site. For additional information related to environmental matters, see Note 14 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to this Quarterly Report.

Liquidity And Capital Resources

	March 31,	December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$1,592	$5,632	$(4,040)	(72%)
Bank debt	$—	$—	$—	N/M
Working capital	$34,785	$34,404	$381	1%
Shareholders' equity	$57,839	$56,857	$982	2%

The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that anticipated cash provided from operating activities from continuing operations and funding available under a credit facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months. The Company’s 2008 Credit Facility is scheduled to expire on July 1, 2012. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.

At March 31, 2012, the Company reported $1,592,000 of cash, compared to $5,632,000 of cash and cash equivalents as of December 31, 2011. Cash and cash equivalents decreased in 2012 primarily due to $2,063,000 cash used in operating activities from continuing operations, $1,318,000 of cash used in investing activities and $436,000 of cash used in financing activities. The decrease in cash in 2012 was also due to $237,000 of cash used in operating activities from discontinued operations.

Net cash used in operating activities from continuing operations during the first quarter of 2012 was $2,063,000, as compared to net cash provided by operating activities from continuing operations of $176,000 during the first quarter of 2011. The uses of cash from operating activities during 2012 were an increase in accounts receivable of $2,408,000, a decrease in other accrued liabilities of $852,000, an increase in other assets of $568,000, and a decrease in accounts payable of $452,000. These uses were partially offset by income from continuing operations of $1,444,000 and the add-back of depreciation and amortization expense of $670,000. The largest increases in accounts receivable occurred at Teal and SL-MTI primarily due to the timing of two customer payments, $523,000 at TEAL and $500,000 at SL-MTI, which were collected in April 2012. These increases were partially offset by a decrease at SLPE. The decrease at SLPE was primarily due to decreased sales during 2012. The decrease in other accrued liabilities was primarily due to the payment of 2011 bonuses during March 2012. The increase in other assets was primarily due to an increase in payments related to purchase agreements for copper at MTE and Teal. The increase in other assets was also due to the renewal of certain insurance policies during the first quarter of 2012. The largest decrease in accounts payable occurred at SLPE, which was partially offset by increases at Teal and SL-MTI. The decrease at SLPE was primarily due to a decrease in inventory purchases due to reduced backlog coupled with the extending of 2011 payments until the first quarter of 2012. The increases at Teal and SL-MTI were primarily due to increased inventory purchases to meet customer demand and extended payment terms to suppliers.

Net cash provided by operating activities from continuing operations during the first quarter of 2011 was $176,000. The sources of cash from operating activities for the first quarter of 2011 were income from continuing operations of $3,602,000, an increase in accounts payable of $1,011,000, and the add-back of depreciation and amortization expense of $769,000. The largest increase in accounts payable occurred at MTE of $955,000 due to increased inventory purchases to meet customer demand and extended payment terms from suppliers. These sources and add-backs were partially offset by a decrease in other accrued liabilities of $1,533,000, an increase in inventories of $1,434,000, an increase in accounts receivable of $999,000, and an increase in prepaid expenses of $838,000. The decrease in other accrued liabilities was primarily related to the payment of 2010 bonuses during March 2011. The largest increases in inventory occurred at SLPE and Teal in order to meet the increase in demand from customers. The largest increase in accounts receivable occurred at SL-MTI primarily due to increased sales during the first quarter of 2011 coupled with significant collections during December 2010. The increase in prepaid expenses related to the renewal of certain insurance policies in the first quarter of 2011.

During the first quarter of 2012, net cash used in investing activities was $1,318,000, as compared to net cash used in investing activities of $1,716,000 during the first quarter of 2011. Cash used in investing activities during 2012 was for the acquisition of certain assets of a business of $756,000, the purchases of property, plant and equipment of $443,000, and for the purchase of other assets of $119,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment of $1,504,000 and for the purchase of other assets of $212,000. During the first quarter of 2011, SLPE incurred approximately $1,170,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. The purchase of other assets was primarily related to the purchase of software.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The allocation of the purchase price is expected to be completed during fiscal year 2012. SL-MTI recorded acquisition costs of approximately $200,000 during the first quarter of 2012. The results from the acquisition date through March 31, 2012 are included in the SL-MTI segment and were not material to the Company’s consolidated financial statements.

During the first quarter of 2012, net cash used in financing activities was $436,000, as compared to net cash provided by financing activities of $620,000 during the first quarter of 2011. Cash used in financing activities during 2012 was related the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. During the first quarter of 2012, the Company purchased 24,149 shares of Company stock at a weighted average price of $18.07 a share pursuant to the 2010 Repurchase Plan. Cash provided by financing activities during 2011 was primarily related to $6,856,000 of borrowings from the 2008 Credit Facility and $161,000 of proceeds from stock option exercises, which was partially offset by $6,400,000 in payments to the 2008 Credit Facility.

As of March 31, 2012, and December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility, which expires on July 1, 2012. At March 31, 2012 and December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,510,000 and $39,527,000, respectively. The Company expects to negotiate a new long-term debt agreement before the expiration date of the 2008 Credit Facility.

The Company’s current ratio was 2.10 to 1 at March 31, 2012 and 2.09 at December 31, 2011. Current assets increased by $323,000 from December 31, 2011, while current liabilities decreased by $58,000 during the same period.

Capital expenditures were $443,000 in 2012, which represented a decrease of $1,061,000 from the capital expenditure levels of 2011. The decrease in capital expenditures was primarily due to $1,170,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico during 2011. During the remainder of 2012, the Company anticipates spending approximately $3,894,000 on property, plant and equipment, used primarily to upgrade production capabilities and technology.

With the exception of SLPE and the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the quarter ended March 31, 2012.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at March 31, 2012 for the periods indicated:

	Less Than 1Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
	(in thousands)
Operating Leases	$1,075	$3,080	$446	$1,413	$6,014

The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $73,000 as of March 31, 2012, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company has entered into purchase agreements for copper since 2010. As of March 31, 2012, inventory purchase agreements for copper totaled $2,481,000. No purchase commitments for copper were greater than six months.

Results of Operations

Three months ended March 31, 2012, compared with three months ended March 31, 2011

The tables below show the comparisons of net sales and income (loss) from operations for the quarter ended March 31, 2012 (“2012”) and the quarter ended March 31, 2011 (“2011”):

	Net Sales
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$18,343	$21,725	$(3,382)	(16%)
High Power Group	15,575	16,735	(1,160)	(7)
SL-MTI	9,599	9,108	491	5
RFL	5,823	5,026	797	16

Total	$49,340	$52,594	$(3,254)	(6%)

	Income (Loss) from Operations
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$(211)	$2,315	$(2,526)	(109%)
High Power Group	1,365	2,105	(740)	(35)
SL-MTI	1,703	1,610	93	6
RFL	1,058	438	620	142
Other	(1,543)	(1,429)	(114)	(8)

Total	$2,372	$5,039	$(2,667)	(53%)

During 2012, consolidated net sales decreased by $3,254,000, or 6%. When compared to 2011, net sales of SLPE decreased by $3,382,000, or 16%; net sales of the High Power Group decreased by $1,160,000, or 7%; net sales of SL-MTI increased by $491,000, or 5%; and net sales at RFL increased by $797,000, or 16%. SL-MTI benefited from $247,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations was $2,372,000, compared to $5,039,000 in 2011, representing a decrease of $2,667,000, or 53%. Income from operations was 5% of net sales in 2012, compared to income from operations of 10% of net sales in 2011. All of the Company’s operating entities, except SLPE, recorded income from operations in 2012. All of the Company’s operating entities recorded income from operations in 2011. SL-MTI incurred $200,000 of acquisition costs related to the Astromec acquisition previously mentioned.

Income from continuing operations in 2012 was $1,444,000, or $0.31 per diluted share, compared to income from continuing operations in 2011 of $3,602,000, or $0.79 per diluted share. Income from continuing operations was approximately 3% of net sales in 2012, compared to income from continuing operations of 7% of net sales in 2011.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $18,343,000, or 37% of consolidated net sales in 2012, compared to $21,725,000, or 41% of consolidated net sales in 2011. At SLPE, the net sales of its medical equipment product line decreased by $2,060,000, or 14%, sales of the industrial product line decreased by $1,149,000, or 31%, and sales of the data communications product line decreased by $265,000, or 8%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers coupled with a decrease in sales volumes to two large domestic customers and one large international customer during 2012. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to industrial customers coupled with a decrease in sales volumes to a large international customer during 2012. The decrease was also due to a general decline in demand in both the domestic and international markets. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to several domestic customers during 2012. Returns and distributor credits also negatively affected net sales, which represented approximately 3% and 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 10% and international sales decreased by 32% during 2012.

SLPE reported loss from operations of $211,000 in 2012, compared to income from operations of $2,315,000 in 2011. Income from operations decreased in 2012 due to a decrease in sales of 16%, an increase in cost of products sold as a percentage of net sales, and an increase in operating costs as a percentage of net sales. Cost of products sold increased by approximately 8% as a percentage of net sales during 2012. Operating costs increased by approximately 4% as a percentage of net sales during 2012 due primarily to an increase in SG&A as a percentage of net sales.

High Power Group

The High Power Group reported net sales of $15,575,000, or 32% of consolidated net sales in 2012, compared to $16,735,000, or 32% of consolidated net sales in 2011. The decrease in net sales during 2012 was due to a decrease in net sales at TEAL of $906,000, or 10%, and a decrease in net sales at MTE of $254,000, or 3%.

Teal’s sales decrease was primarily attributable to a decrease in sales to the semi-conductor market of $633,000, a decrease in sales to the military and aerospace markets of $592,000, partially offset by an increase in sales to customers in the solar market of $261,000 and the medical imaging equipment market of $91,000. The decrease in the semi-conductor market was almost entirely driven by a decrease in sales to international customers. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer. Sales to customers in the solar market increased primarily due to two large domestic customer orders during 2012, which are the result of a new focus for expansion and growth in the solar market. Sales to the medical imaging equipment market increased by 1% during 2012 as customers restocked inventory levels during the quarter. Domestic sales decreased by 6% and international sales decreased by 35% during 2012.

MTE’s sales decrease was primarily attributable to a decrease in sales in the natural resource markets, especially the oil and gas industry, during 2012. International sales decreased by 15% while domestic sales increased by 2%. The decrease in international sales was primarily due to decreased sales to a large oil and gas customer in Venezuela, partially offset by slight increases in sales to customers located in Asia and Canada in the industrial automation and natural resource markets. The increase in domestic sales was due to increased sales to several customers in the industrial automation market, partially offset by a decrease in sales to a large customer in the oil and gas market and a large customer in the industrial automation market.

The High Power Group reported income from operations of $1,365,000 in 2012, which represented a decrease of 35% from 2011. The decrease in income from operations during 2012 was due to a decrease at TEAL of $615,000 and a decrease at MTE of $125,000. The decrease in the High Power Group’s income from operations was due to a decrease in sales, an increase in cost of products sold as a percentage of net sales, and an increase in operating costs as a percentage of net sales. Cost of products sold as a percentage of net sales increased 1% during 2012. Operating costs increased by approximately 3% as a percentage of net sales during 2012 due primarily to increases in SG&A and engineering and product development costs as a percentage of net sales.

SL-MTI

SL-MTI recorded net sales of $9,599,000, or 19% of consolidated net sales in 2012, compared to $9,018,000, or 17% of consolidated net sales in 2011. SL-MTI recorded $247,000 of sales related to the Astromec acquisition during the first quarter of 2012. Sales to customers in the commercial aerospace industries, excluding Astromec sales, increased by $526,000, or 19%, sales of medical products, excluding Astromec sales, increased by $96,000, or 62%, and sales of other commercial products increased by $33,000, or 7%, which were partially offset by a decrease in sales to customers in the defense industry, excluding the acquisition, of $411,000, or 7%. Domestic sales increased by 12% and international sales decreased by 26% during 2012. The increase in domestic sales was primarily due to higher volumes to two large customers in the aerospace industry and a large customer in the medical industry. The increase was also due to $247,000 of sales related to the Astromec acquisition previously mentioned. The decrease in international sales was primarily related to lower volumes to a military customer located in Canada.

SL-MTI reported income from operations of $1,703,000 in 2012, which represented an increase of 6% from 2011. SL-MTI recorded $200,000 of additional costs related to the Astromec acquisition during the first quarter of 2012. The increase in income from operations during 2012 was due to an increase in sales and a decrease in cost of products sold as a percentage of net sales, partially offset by an increase in operating costs as a percentage of net sales. Cost of products sold decreased by approximately 1% as a percentage of net sales during 2012 due improved sales mix and lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. Operating costs increased by approximately 1% as a percentage of net sales during 2012 due primarily to an increase in SG&A as a percentage of net sales, partially offset by a decrease in engineering and product development costs as a percentage of net sales.

RFL

RFL recorded net sales of $5,823,000, or 12% of consolidated net sales in 2012, compared to $5,026,000, or 10% of consolidated net sales in 2011. Sales of RFL’s protection products increased by $392,000, or 15%, sales of communications products increased by $286,000, or 13%, and customer service sales increased by $119,000, or 48%. The increase in protection products was primarily due to a new large domestic customer project without a comparable project of that size in 2011, and increased sales to a large international customer during 2012, partially offset by decreased legacy product sales. The increase in the communications product line was primarily due to increased sales to a large domestic customer in the rail industry, partially offset by a large customer project recorded during the first quarter of 2011 without a comparable project in 2012. Customer service sales increased primarily due to higher spare parts sales to a domestic customer. Domestic sales increased by $993,000, or 25%, while international sales decreased by $196,000, or 20%. The increase in domestic sales is primarily due to a large customer project in the protection products line and increased sales to a large customer in the railroad industry. The decrease in international sales is primarily due to decreased communication products sales to a customer located in Venezuela.

RFL reported income from operations of $1,058,000 in 2012, which represented an increase of 142% from 2011. Income from operations increased in 2012 due to an increase in sales, decrease in cost products sold as a percentage of net sales, and a decrease in operating costs as a percentage of net sales. Cost of products sold as a percentage of net sales decreased by approximately 5% in 2012. Operating costs as a percentage of net sales decreased by approximately 4% due to a decrease in SG&A and engineering and product development costs as a percentage of net sales.

Cost of Products Sold

Cost of products sold was approximately 68% of net sales in 2012, compared to 66% for the quarter ended 2011. The cost of products sold as a percentage of net sales increased by 2% on a decrease in net sales of 6%.

SLPE and the High Power Group recorded increases in their cost of products sold as a percentage of net sales, while RFL and SL-MTI each recorded a decrease in cost of products sold as a percentage of sales. SLPE’s cost of products sold as a percentage of net sales increased approximately 8% primarily due to a change in product mix and sales mix, coupled with increased manufacturing variances due to increased unabsorbed overhead as a result of decreased sales. The High Power Group recorded a 1% increase in its cost of products sold as a percentage of net sales primarily due to lower sales volumes and higher supply chain costs. Cost of products sold as a percentage of net sales decreased by 5% at RFL due to increased sales, a favorable change in customer and sales mix, price increases, and favorable manufacturing variances due to higher production levels. During 2012, SL-MTI recorded a 1% decrease in its cost of products sold as a percentage of net sales primarily due to improved sales mix and lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The decrease in its cost of products sold as a percentage of net sales was partially offset by an increase in cost of products sold as a percentage of net sales due to the Astromec acquisition. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins.

Engineering and Product Development Expenses

Engineering and product development expenses decreased by $285,000, or 9% during the first quarter of 2012. Engineering and product development expenses were approximately 6% of net sales in 2012 and 2011. SL-MTI and RFL each recorded a 1% decrease in engineering and product development costs as a percentage of net sales during 2012. The decrease in engineering and product development costs as a percentage of net sales at SL-MTI was primarily due to a 5% increase in sales coupled with lower research and development costs. The decrease in engineering and product development costs as a percentage of net sales at RFL was due primarily to a 16% increase in sales, while engineering and product development costs increased by only 6% during 2012. The decreases in engineering and product development costs as a percentage of net sales at SL-MTI and RFL were partially offset by 1% increase in engineering and product development costs as a percentage of net sales at the High Power Group. The increase in engineering and product development costs as a percentage of net sales at the High Power Group was primarily due to increased employee compensation costs coupled with a decrease in customer funded projects and lower sales volumes in 2012. Engineering and product development expenses as a percentage of net sales at SLPE were relatively flat during 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 19% of net sales for 2012 and 16% of net sales for 2011. Selling, general and administrative expenses increased by $850,000, or 10%, on a 6% decrease in sales. SLPE’s expenses increased by $323,000 in 2012 primarily due to an increase in consulting and legal fees related to an on-going internal investigation to determine if some employees may have improperly provided gifts and entertainment to government officials in China. The High Power Group recorded an increase in selling, general and administrative expenses of $178,000, due to increased compensation, selling expenses related to new product growth, and increased legal expenses primarily related to a patent application. SL-MTI increased by $185,000 primarily due direct costs related to the Astromec acquisition and increased compensation and related costs. Selling, general and administrative expenses at RFL increased by $44,000 primarily due to increased sales and commissions expenses on higher sales volumes. Corporate and other expenses increased by $114,000 primarily due to increased consulting fees.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2012 were $665,000, a decrease of $104,000, or 14%, compared to depreciation and amortization expenses in 2011.

Amortization of Deferred Financing Costs

In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which are amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.” During 2012 and 2011, the amortization of deferred financing costs equaled $33,000 and $76,000, respectively.

Interest Expense

Interest expense in 2012 was $22,000, compared to $82,000 in 2011. The decrease in interest expense was primarily due to decreased borrowings under the Company’s 2008 Credit Facility. The Company had no outstanding balance as of March 31, 2012 under the 2008 Credit Facility compared to $10,256,000 in outstanding debt as of March 31, 2011.

Taxes (Continuing Operations)

The effective tax rate for continuing operations for the quarter ended 2012 was approximately 37%. For the first quarter ended 2011, the effective tax rate was approximately 26%. The increase in the effective tax rate in 2012 was primarily due to the effect of a federal tax rate change recognized in deferred taxes in 2011 that did not apply in 2012. The increase was also due to less foreign tax credits available to the Company in 2012 compared to 2011.

Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The effective tax rate in 2011 reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to federal and state research and development tax credits and foreign tax credits, as well as the effect of applying a higher statutory tax rate to deferred taxes that existed as of the first day of the year.

Discontinued Operations

During 2012, the Company recorded a loss from discontinued operations, net of tax, of $194,000, compared to $190,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites. Loss from discontinued operations during 2011 related to ongoing environmental remediation and legal costs primarily related to the Pennsauken Site and Camden Site.

Net Income

Net income was $1,250,000, or $0.27 per diluted share, for 2012 compared to $3,412,000, or $0.75 per diluted share, for 2011. The weighted average number of shares used in the diluted earnings per share computation was 4,580,000 and 4,566,000 for 2012 and 2011, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 14 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the 2010 Repurchase Plan). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions.

During the first quarter of 2012, the Company purchased 24,149 shares of Company stock at an average price of $18.07 a share. As a result, as of March 31, 2012, 445,851 shares remained available for purchase under the 2010 Repurchase Plan.

The following table presents information related to the repurchases of common stock that the Company made during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2012	5,550	$18.98	5,550	464,450
February 2012	9,331	$17.61	9,331	455,119
March 2012	9,268	$17.99	9,268	445,851

Total	24,149	$18.07	24,149	445,851

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton LLP, the Company’s external auditor, in the first three months of 2012, as approved by its Audit Committee. During the quarter ended March 31, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Grant Thornton LLP. These non-audit services that were approved relate to domestic and international tax advisory and compliance.

ITEM 6. EXHIBITS

10.1 Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 17, 2012. Form of Restricted Stock Unit Grant Letter and Agreement incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.2 Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012.

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

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: May 10, 2012	SL INDUSTRIES, INC. (Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi Chief Financial Officer (Principal Accounting Officer)