Form 10-Q
period 2012-06-30
SL INDUSTRIES INC
filed 2012-08-14
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 6, 2012 was 4,121,000.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets June 30, 2012 (Unaudited) and December 31, 2011	1
Consolidated Statements of Income and Comprehensive Income Three Months Ended June 30, 2012 and 2011 (Unaudited) and Six Months Ended June 30, 2012 and 2011 (Unaudited)	2
Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and 2011 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults upon Senior Securities	54

Item 4. Mine Safety Disclosures	54

Item 5. Other Information	54

Item 6. Exhibits	56

Signatures	57

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,891,000	$5,632,000
Receivables, net	27,723,000	31,141,000
Inventories, net	23,816,000	22,599,000
Other current assets	3,069,000	2,074,000
Deferred income taxes, net	5,473,000	4,666,000

Total current assets	67,972,000	66,112,000

Property, plant and equipment, net	9,510,000	9,416,000
Deferred income taxes, net	8,134,000	8,648,000
Goodwill	22,735,000	22,738,000
Other intangible assets, net	3,027,000	3,229,000
Other assets and deferred charges, net	1,109,000	1,083,000

Total assets	$112,487,000	$111,226,000

LIABILITIES
Current liabilities:
Accounts payable	$18,150,000	$16,875,000
Accrued income taxes	—	14,000
Accrued liabilities:
Payroll and related costs	5,097,000	5,256,000
Other	13,589,000	9,563,000

Total current liabilities	36,836,000	31,708,000

Deferred compensation and supplemental retirement benefits	2,004,000	2,084,000
Other long-term liabilities	20,369,000	20,577,000

Total liabilities	59,209,000	54,369,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,963,000 shares, respectively	1,332,000	1,393,000
Capital in excess of par value	21,630,000	25,002,000
Retained earnings	55,241,000	52,825,000
Accumulated other comprehensive (loss)	(443,000)	(349,000)
Treasury stock at cost, 2,535,000 and 2,395,000 shares, respectively	(24,482,000)	(22,014,000)

Total shareholders’ equity	53,278,000	56,857,000

Total liabilities and shareholders’ equity	$112,487,000	$111,226,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$48,899,000	$56,266,000	$98,239,000	$108,860,000
Cost and expenses:
Cost of products sold	32,756,000	37,890,000	66,527,000	72,709,000
Engineering and product development	2,954,000	3,180,000	5,975,000	6,486,000
Selling, general and administrative	10,137,000	8,807,000	19,648,000	17,468,000
Depreciation and amortization	707,000	775,000	1,372,000	1,544,000

Total cost and expenses	46,554,000	50,652,000	93,522,000	98,207,000

Income from operations	2,345,000	5,614,000	4,717,000	10,653,000
Other income (expense):
Amortization of deferred financing costs	(39,000)	(77,000)	(72,000)	(153,000)
Interest income	2,000	—	3,000	1,000
Interest expense	(9,000)	(56,000)	(31,000)	(138,000)
Other gain (loss), net	(162,000)	—	(170,000)	—
Fire related gain	—	277,000	—	277,000

Income from continuing operations before income taxes	2,137,000	5,758,000	4,447,000	10,640,000
Income tax provision	727,000	2,142,000	1,593,000	3,422,000

Income from continuing operations	1,410,000	3,616,000	2,854,000	7,218,000
(Loss) income from discontinued operations, net of tax	(244,000)	593,000	(438,000)	403,000

Net income	$1,166,000	$4,209,000	$2,416,000	$7,621,000

Basic net income (loss) per common share
Income from continuing operations	$0.32	$0.80	$0.64	$1.60
(Loss) income from discontinued operations, net of tax	(0.06)	0.13	(0.10)	0.09

Net income	$0.26	$0.93	$0.54	$1.69

Diluted net income (loss) per common share
Income from continuing operations	$0.32	$0.79	$0.63	$1.58
(Loss) income from discontinued operations, net of tax	(0.06)	0.13	(0.10)	0.09

Net income	$0.26	$0.92	$0.53	$1.67

Shares used in computing basic net income (loss) per common share	4,444,000	4,523,000	4,501,000	4,507,000
Shares used in computing diluted net income (loss) per common share	4,457,000	4,576,000	4,518,000	4,558,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$1,166,000	$4,209,000	$2,416,000	$7,621,000
Other comprehensive income, net of tax:
Foreign currency translation	(113,000)	93,000	(94,000)	102,000

Comprehensive income	$1,053,000	$4,302,000	$2,322,000	$7,723,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$2,416,000	$7,621,000
Adjustment for loss (income) from discontinued operations	438,000	(403,000)

Income from continuing operations	2,854,000	7,218,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	892,000	1,007,000
Amortization	480,000	537,000
Amortization of deferred financing costs	72,000	153,000
Stock-based compensation	744,000	173,000
Tax benefit from exercise of stock options	—	(200,000)
Loss on foreign exchange contracts	170,000	—
Non-cash fire related gain	—	(277,000)
Provisions for (recoveries of) losses on accounts receivable	40,000	(13,000)
Deferred compensation and supplemental retirement benefits	201,000	199,000
Deferred compensation and supplemental retirement benefit payments	(269,000)	(270,000)
Deferred income taxes	(293,000)	584,000
Loss on sale of equipment	11,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	3,297,000	(2,136,000)
Inventories	(503,000)	(1,894,000)
Other assets	(1,004,000)	(1,671,000)
Accounts payable	1,216,000	2,575,000
Other accrued liabilities	3,333,000	(703,000)
Accrued income taxes	10,000	155,000

Net cash provided by operating activities from continuing operations	11,251,000	5,449,000
Net cash (used in) operating activities from discontinued operations	(513,000)	(823,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,738,000	4,626,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(879,000)	(1,934,000)
Acquisition of a business, net of cash acquired	(756,000)	—
Purchases of other assets	(155,000)	(301,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,790,000)	(2,235,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	3,900,000	10,300,000
Payments of Revolving Credit Facility	(3,900,000)	(11,100,000)
Payments of deferred financing costs	(43,000)	(1,000)
Repurchase and retirement of common stock	(4,177,000)	—
Treasury stock purchases	(2,468,000)	—
Proceeds from stock options exercised	—	465,000
Tax benefit from exercise of stock options	—	200,000

NET CASH (USED IN) FINANCING ACTIVITIES	(6,688,000)	(136,000)

Effect of exchange rate changes on cash	(1,000)	(16,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,259,000	2,239,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,632,000	1,374,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,891,000	$3,613,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$32,000	$140,000
Income taxes	$1,622,000	$3,356,000

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

Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows and footnotes to conform to the current year presentation.

2. Receivables

Receivables consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Trade receivables	$27,897	$30,447
Less: allowance for doubtful accounts	(599)	(603)

Trade receivables, net	27,298	29,844
Recoverable income taxes	7	202
Other	418	1,095

Receivables, net	$27,723	$31,141

3. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011 (1)
	(in thousands)
Raw materials	$16,420	$16,219
Work in process	5,394	4,161
Finished goods	4,666	4,494

Gross inventory	26,480	24,874
Less: allowances	(2,664)	(2,275)

Inventories, net	$23,816	$22,599

(1)	Prior year reclassification for comparative purposes.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$1,410	$3,616	$2,854	$7,218

Diluted net income available to common shareholders from continuing operations	$1,410	$3,616	$2,854	$7,218

Shares:
Basic weighted average number of common shares outstanding	4,444	4,523	4,501	4,507

Common shares assumed upon exercise of stock options	13	53	17	51

Diluted weighted average number of common shares outstanding	4,457	4,576	4,518	4,558

Basic net income (loss) per common share:
Income from continuing operations	$0.32	$0.80	$0.64	$1.60
(Loss) income from discontinued operations (net of tax)	(0.06)	0.13	(0.10)	0.09

Net income	$0.26	$0.93	$0.54	$1.69

Diluted net income (loss) per common share:
Income from continuing operations	$0.32	$0.79	$0.63	$1.58
(Loss) income from discontinued operations (net of tax)	(0.06)	0.13	(0.10)	0.09

Net income	$0.26	$0.92	$0.53	$1.67

For the six-months ended June 30, 2012, approximately 6,000 stock options were excluded from the dilutive computation because the option exercise prices were greater than the average market price of the Company’s common stock. No stock options were excluded from the dilutive computation for the six-months ended June 30, 2011, since all option exercise prices were less than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At June 30, 2012, the Company had stock-based employee compensation plans as described below. The total compensation expense (included in selling, general and administrative expense) related to these plans for the three and six months ended June 30, 2012 was $595,000 and $744,000 ($385,000 and $477,000, net of tax), respectively. For the three and six months ended June 30, 2011, the total compensation expense was $99,000 and $173,000 ($61,000 and $106,000, net of tax), respectively.

The Company maintains a shareholder approved stock option plan that has expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”). As of June 30, 2012, 13,000 options were outstanding under the Director Plan, which are scheduled to expire on February 28, 2013.

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

During 2008, the Company granted 155,000 incentive options to select executives and a key employee under the 2008 Plan. The options issued vest in three equal installments, with the first installment vesting on the date of the grant and the remaining two installments each vesting on the second and third anniversary of the grant. During 2010, 135,000 of these options were cancelled in connection to the departure of certain executives in June 2010.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during the six months ended June 30, 2012. As of June 30, 2012, there were 135,000 options outstanding under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”) targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the three months ended and six months ended June 30, 2012, $40,000 and $78,000 was charged to compensation expense, respectively. As of June 30, 2012, total unamortized compensation expense for this grant was $242,000. As of June 30, 2012, the maximum number of achievable RSUs under the 2011 LTIP was 36,000 RSUs.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. Under the terms of the 2012 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and ROIC, as defined, targets during the January 2012 to December 2014 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2014 (100% of earned RSUs vest at December 31, 2014). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During the three months ended and six months ended June 30, 2012, $43,000 and $71,000 was charged to compensation expense, respectively. As of June 30, 2012, total unamortized compensation expense for this grant was $505,000. As of June 30, 2012, the maximum number of achievable RSUs under the 2012 LTIP was 55,000 RSUs.

On April 2, 2012, the Company awarded each Director, except the Chairman, 3,000 restricted shares pursuant to the 2008 Plan. The Chairman was awarded 10,000 restricted shares pursuant to the 2008 Plan. The restricted shares vest on the earlier of one year from the date of grant or upon the recipient ending his continuous service as a director of the Company. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $431,000 of stock compensation expense during the second quarter of 2012. The weighted-average price of these restricted stock grants was $19.57 per share based on the grant date of April 2, 2012.

Stock Options

Option activity under the principal option plans as of June 30, 2012 and changes during the three months ended June 30, 2012 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2011	148	$12.17	4.95	$608
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of June 30, 2012	148	$12.17	4.45	$222

Exercisable as of June 30, 2012	85	$11.56	3.96	$163

During the six months ended June 30, 2012, no options to purchase common stock were exercised by option holders. During the six months ended June 30, 2011, options to purchase approximately 52,000 shares of common stock with an aggregate exercise price of $465,000 were exercised by option holders.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s stock.

As of June 30, 2012, $362,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no options exercised during the six months ended June 30, 2012. Cash received from option exercises for the six months ended June 30, 2011 was $465,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $200,000 for the six months ended June 30, 2011. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the six month periods ended June 30, 2012 and June 30, 2011, the estimated income tax rate from continuing operations was 36% and 32%, respectively. The increase in the effective tax rate in 2012 was primarily due to the effect of a federal tax rate change recognized in deferred taxes in 2011 that did not apply in 2012. The increase was also due to less foreign tax credits available to the Company in 2012 compared to 2011.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2012 and December 31, 2011 of $762,000 and $722,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. During the third quarter of 2011 the Company was contacted by the IRS to examine the calendar year 2009 and 2010. The examination began in November 2011 and is still ongoing.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $366,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of June 30, 2012, the Company has a liability for unrecognized benefits of $485,000 and $277,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2012, the Company has accrued approximately $133,000 for the payment of interest and penalties.

During the six month period ended June 30, 2012, the Company recorded additional benefits from state research and development tax credits of $66,000. As of June 30, 2012, the Company’s gross research and development tax credit carryforwards totaled approximately $841,000. Of these credits, approximately $353,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $488,000 can be carried forward indefinitely. As of June 30, 2012, the Company’s gross deferred foreign tax credits totaled approximately $10,000, which are due to expire by December 31, 2012.

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

8. Goodwill And Intangible Assets

Acquisitions in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid in cash. Astromec designs, develops and manufactures high-reliability, fractional horsepower motors and motion control accessories. Astromec provides custom motor and motion control solutions to the aerospace, defense, medical and commercial and industrial markets. SL-MTI recorded direct acquisition costs of approximately $422,000 during the first six months of 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

At June 30, 2012, the financial statements reflect the preliminary purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also includes $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition.

The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets and liabilities acquired is expected to be completed during fiscal year 2012. The results from the acquisition date through June 30, 2012 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		June 30, 2012			December 31, 2011
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$2,853	$1,015	$3,700	$2,587	$1,113
Patents (2)	5 to 20	1,281	1,170	111	1,250	1,154	96
Developed technology	5 to 6	1,700	1,608	92	1,700	1,517	183
Licensing fees	5 to 10	450	313	137	450	285	165

Total amortized finite-lived intangible assets		7,299	5,944	1,355	7,100	5,543	1,557

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$8,971	$5,944	$3,027	$8,772	$5,543	$3,229

(1)

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the preliminary purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.

(2)	During the first six months of 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

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

Management has not identified any triggering events, as defined by ASC 350, during 2012. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2012	$759
2013	$439
2014	$401
2015	$58
2016	$39

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended June 30, 2012 and June 30, 2011 was $206,000 and $229,000 respectively. Amortization expense related to intangible assets for the six months ended June 30, 2012 and June 30, 2011 was $401,000 and $459,000, respectively. Amortization expense related to software for the three months ended June 30, 2012 and June 30, 2011 was $41,000 and $42,000, respectively. Amortization expense related to software for the six months ended June 30, 2012 and June 30, 2011 was $79,000 and $78,000, respectively.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Translation	June 30,
	2011	Adjustment	2012
	(in thousands)
SL Power Electronics Corp.	$4,245	$(3)	$4,242
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,738	$(3)	$22,735

9. Debt

On October 23, 2008, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit Agreement, as amended (the “2008 Credit Facility”) with Bank of America, N.A., a national banking association, individually, as agent, issuer and a lender thereunder, and the other financial institutions party thereto. The 2008 Credit Facility was reset and amended on August 12, 2009, November 19, 2010, March 28, 2011, July 20, 2011 and May 29, 2012.

The 2008 Credit Facility, as amended, provides for maximum borrowings of up to $40,000,000 and includes a standby and commercial letter of credit sub-limit of $10,000,000. The 2008 Credit Facility was scheduled to expire on July 1, 2012, unless earlier terminated by the agent thereunder following an event of default. Borrowings under the 2008 Credit Facility bear interest, at the Company’s option, at the British Bankers Association LIBOR rate plus 1.5% to 3.0%, or an alternative rate, which is the higher of (i) the Federal Funds rate plus 0.5%, or (ii) Bank of America, N.A.’s publicly announced prime rate, plus a margin rate ranging from 0% to 0.75%. The margin rates are based on certain leverage ratios, as provided in the facility documents. The Company is subject to compliance with certain financial covenants set forth in the 2008 Credit Facility, including a maximum ratio of total funded indebtedness to EBITDA (as defined), minimum levels of interest coverage and net worth and limitations on capital expenditures, as defined. Availability under the 2008 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.

On May 29, 2012, the Company entered into a Fifth Amendment to the 2008 Credit Facility. The Fifth Amendment, among other things, (a) amends the definition of Maturity Date to extend the Maturity Date of the Credit Agreement to August 30, 2012, (b) amends the Minimum Net Worth financial covenant, and (c) amends the business covenants to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding, in an amount not in excess, in the aggregate, of Twenty Million Dollars ($20,000,000), on a trailing twelve month basis. In consideration for these amendments, the Company agreed to pay the lenders $43,000, which was remitted in May 2012 and will be amortized over the remaining life of the 2008 Credit Facility.

As of June 30, 2012, and December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At June 30, 2012 and December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,510,000 and $39,527,000, respectively.

The Company’s obligations under the 2008 Credit Facility are secured by the grant of security interests in substantially all of its assets.

10. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Taxes (other than income) and insurance	$400	$332
Commissions	589	775
Litigation and legal fees	295	97
Other professional fees	400	519
Environmental	4,314	4,676
Warranty	896	1,318
Deferred revenue	170	101
Acquisition earn-out, current	179	—
Other (1)	6,346	1,745

Accrued liabilities—other	$13,589	$9,563

(1)

The balance at June 30, 2012, includes the aggregate purchase price paid by the Company in connection with the Tender Offer of $4,147,000, excluding transaction costs. The total purchase price was recorded in other accrued liabilities since the expiration date of the Tender Offer was June 27, 2012 but payment was not made until July 5, 2012 according to the terms of the Tender offer (see Note 19 for additional information).

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

The following is a summary of activity in accrued warranty and service liabilities:

Six Months Ended
June 30, 2012
(in thousands)
Liability, beginning of year	$1,318
Expense for new warranties issued	441
Accruals related to preexisting warranties (1)	(274)
Warranty claims	(589)

Liability, end of period	$896

(1)	Includes adjustments related to changes in estimates.

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Environmental	$19,033	$18,533
Unrecognized tax benefits, interest and penalties	895	802
Long-term incentive plan	326	1,242
Acquisition earn-out, long-term	115	—

Other long-term liabilities	$20,369	$20,577

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

The Company has reached an agreement in principle with the DOJ related to its liability for both OU-1 and OU-2. The Company has agreed in principle to perform the remediation for OU-2. Also, the Company has agreed in principle to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in four equal payments. The first payment plus interest is to be made within 30 days of entry of the Consent Decree. Each of the next three payments plus interest is to be made on the anniversary date of the first payment. The Company has also agreed in principle to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the proposed agreement will be subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the end of fiscal 2012. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,118,000 to $31,448,000. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement. The Company in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

On August 8, 2012, the Company’s management along with its counsel met with the DOJ and EPA to commence negotiating the terms and conditions of the Consent Decree. The discussion with the DOJ and EPA are ongoing.

Other

The Company has been and is conducting an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the investigation, which is nearing completion, the estimate of the amounts of such gifts and entertainment as uncovered by the China Investigation does not appear to be material to the Company’s financial statements. There can be no assurance, however, that when the investigation is completed, the actual amounts will not be in excess of what is currently estimated. Such estimate does not take into account the costs to the Company of the China Investigation or any other additional costs.

The China Investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. The Company’s outside counsel has contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments. The Company’s counsel has done so, and the Company has continued to cooperate fully with the DOJ and the SEC.

The Company has retained outside counsel and forensic accountants to assist in the China Investigation. The Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

In the ordinary course of its business the Company is and may be subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and maybe party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers, suppliers and others. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $23,347,000, of which $19,033,000 is included as other long-term liabilities as of June 30, 2012. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, pursuant to an Interim Response Action (“IRA”) Workplan approved by the New Jersey Department of Environmental Protection (“NJDEP”), the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation. Treatability studies for in-situ remediation of the remaining unsaturated contaminated soil were conducted in 2009. Based upon the treatability study results, our environmental consultants prepared an IRA Workplan Addendum (“IRAWA”) to implement a Phase I Pilot Study (“PIPS”), which involved injecting neutralizing chemicals into the unsaturated soil. The NJDEP approved the IRAWA, and the PIPS was implemented in November 2010. As required by the IRAWA, our consultants collected post-injection data for assessment of the overall success of the PIPS. Our consultants completed the assessment of the PIPS and indicated that the PIPS can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the PIPS remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2013. Also, the Company’s environmental consultants finalized an IRA Workplan Addendum II (“IRAWA II”) to implement a Phase II Pilot Study (“PIIPS”) to treat on-site contaminated groundwater. The IRAWA II was submitted to the NJDEP in May 2011. It proposed multiple sub-surface injections of a food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The PIIPS would assess the ability to treat contaminated groundwater as it moves through the bio-barrier. The IRAWA II also required the collection of groundwater samples to assess the performance of the PIIPS. Due to the NJDEP’s transition into the LSRP Program, the NJDEP did not comment on the IRAWA II and permit application. The Company’s LSRP believes the IRAWA II complies with the applicable NJDEP regulations and guidance documents. The permit application was resubmitted to the NJDEP for approval in June 2012. Implementation of the PIIPS is scheduled to occur during 2012 and 2013, depending upon the NJDEP’s approval of the related permit. At June 30, 2012, the Company had an accrual of $2,088,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $700,000 in 2012.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings (the “Main Building”) was outfitted with a sub-slab depressurization system as a mitigation measure. The source investigations under the Main Building were completed in June 2012. Soil and groundwater samples collected from underneath the Main Building identified COCs in excess of the NJDEP’s applicable remediation standards. Consequently, a soil contaminant source remains under the Main Building that is feeding the groundwater contamination. The Company’s consultants are in the process of assessing remedial options and that assessment is expected to be completed by the fourth quarter of 2012. The remedial investigation conducted in the second quarter of 2012 identified a new source of COCs, outside of a second building and two sub-grade anomalies near the building that need to be further investigated. One of the anomalies has an appearance of an underground storage tank. Additional investigations will be required to delineate the source area and identify the anomalies. A soil remedial action plan will be required in order to remove contamination that continues to impact groundwater, which likely serves as a potential source of vapor detected inside the second building. Our consultants will review data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. The Company has engaged a LSRP to oversee the remediation of the site. The future costs for possible additional remediation are not currently estimable. The accrual for remediation cost at June 30, 2012 for this site is $620,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $82,000, which has been accrued for at June 30, 2012. These costs are recorded as a component of continuing operations.

As of June 30, 2012 and December 31, 2011, environmental accruals of $23,347,000 and $23,209,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Note 10 and 11).

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

The unaudited comparative results for the three month periods and six month periods ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
SLPE	$18,824	$22,581	$37,167	$44,306
High Power Group	15,896	18,151	31,471	34,886
SL-MTI	9,077	9,310	18,676	18,418
RFL	5,102	6,224	10,925	11,250

Net sales	$48,899	$56,266	$98,239	$108,860

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Income from operations
SLPE	$479	$2,055	$268	$4,370
High Power Group	1,585	2,393	2,950	4,498
SL-MTI	1,441	1,641	3,144	3,251
RFL	578	895	1,636	1,333
Other	(1,738)	(1,370)	(3,281)	(2,799)

Income from operations	$2,345	$5,614	$4,717	$10,653

Total assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Total assets
SLPE	$35,800	$39,205
High Power Group	30,646	29,639
SL-MTI	14,450	11,505
RFL	13,099	13,973
Other	18,492	16,904

Total assets	$112,487	$111,226

\

Goodwill and intangible assets, net, as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,624	$4,733
High Power Group	15,595	15,820
SL-MTI	157	—
RFL	5,386	5,414

Goodwill and other intangible assets, net	$25,762	$25,967

14. Retirement Plans And Deferred Compensation

During the six months ended June 30, 2012 and June 30, 2011, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, Teal, MTE, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $346,000 and $669,000 during the three month and six month periods ended June 30, 2012 compared to $303,000 and $691,000 during the three month and six month periods ended June 30, 2011.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $101,000 and $201,000 for the three month and six month periods ended June 30, 2012 compared to $100,000 and $199,000 for the three month and six month periods ended June 30, 2011.

15. Fire Related Gain And Insurance Recovery

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

During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000.

16. Discontinued Operations

For the three months ended June 30, 2012, total loss from discontinued operations before income taxes was $401,000 ($244,000 net of tax). For the six months ended June 30, 2012, total loss from discontinued operations before income taxes was $714,000 ($438,000 net of tax). The loss from discontinued operations relates to environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five environmental sites.

For the three months ended June 30, 2011, discontinued operations before income taxes was a loss of $298,000 while net income from discontinued operations, net of tax, equaled $593,000. For the six months ended June 30, 2011, discontinued operations before income taxes was a loss of $591,000 while net income from discontinued operations, net of tax, equaled $403,000. Net income from discontinued operations relates to a settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The above favorable settlement was partially offset by environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/2012
	(in thousands)
Liabilities
Derivative financial instruments	$—	$170	$—	$170

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2012.

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

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of June 30, 2012, the fair value of the foreign currency forward contracts was recorded as a $170,000 liability in other current liabilities on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of June 30, 2012.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	9	MXN 74,000
Chinese Yuan (CNH) Forward Contracts	9	CNH 73,000

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the six months ended June 30, 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(170)

The Company did not enter into foreign exchange contracts during fiscal 2011 and fiscal 2010.

19. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of June 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares (the “Tender Offer”). The Tender Offer expired on June 27, 2012. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $12.00 and not greater than $13.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. All common stock purchased by the Company were purchased at the same price.

The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The total purchase price was recorded in other accrued liabilities since the expiration date of the Tender Offer was June 27, 2012 but payment was not made until July 5, 2012 according to the terms of the Tender Offer. The Company paid for the Tender Offer on July 5, 2012, with available cash on hand.

20. Subsequent Events

On August 9, 2012, the Company entered into a senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain circumstances maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.

During July 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE and at TEAL, which is part of the High Power Group. As of August 6, 2012, there was a consolidated charge to earnings of $905,000, which was comprised of an $847,000 charge at SLPE and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan to date is 56, of which 55 have been terminated as of August 6, 2012. The remaining unpaid termination benefits associated with the plan are expected to be paid one month to three months after termination.

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

In the sections that follow, statements with respect to the quarter ended 2012 or six months ended 2012 refer to the three month and six month periods ended June 30, 2012. Statements with respect to the quarter ended 2011 or six months ended 2011 refer to the three month and six month periods ended June 30, 2011. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

Significant transactions during the six months ended June 30, 2012 that impacted the Company’s financial results and cash flows include a loss from discontinued operations of $438,000. The loss from discontinued operations primarily comprised of environmental remediation costs, consulting fees, and legal charges primarily associated with the past operations of the Company’s five environmental sites.

The Company has reached an agreement in principle with the DOJ related to its liability for both OU-1 and OU-2. The Company has agreed in principle to perform the remediation for OU-2. Also, the Company has agreed in principle to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in four equal payments. The first payment plus interest is to be made within 30 days of entry of the Consent Decree. Each of the next three payments plus interest is to be made on the anniversary date of the first payment. The Company has also agreed in principle to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the proposed agreement will be subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the end of fiscal 2012. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,118,000 to $31,448,000. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement. The Company, in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets and liabilities acquired is expected to be completed during fiscal year 2012. SL-MTI recorded direct acquisition costs of approximately $422,000 during the first six months of 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through June 30, 2012 are included in the SL-MTI segment.

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. During the six months ended June 30, 2012, the Company recognized a $170,000 loss associated with the foreign currency forward contracts, which is included in other gain (loss), net on the Consolidated Statements of Income. As of June 30, 2012, the fair value of the foreign currency forward contracts was recorded as a $170,000 liability in other current liabilities on the Consolidated Balance Sheets.

On May 29, 2012, the Company entered into a Fifth Amendment to the 2008 Credit Facility. The Fifth Amendment, among other things, (a) amends the definition of Maturity Date to extend the Maturity Date of the Credit Agreement to August 30, 2012, (b) amends the Minimum Net Worth financial covenant, and (c) amends the business covenants to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding, in an amount not in excess, in the aggregate, of Twenty Million Dollars ($20,000,000), on a trailing twelve month basis. In consideration for these amendments, the Company agreed to pay the lenders $40,000, which was remitted in May 2012 and will be amortized over the remaining life of the 2008 Credit Facility. On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank and terminated the 2008 Credit Facility (See Note 20 – Subsequent Events for terms and conditions of the 2012 Credit Facility).

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of June 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares. The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The total purchase price was recorded in other accrued liabilities since the expiration date of the Tender Offer was June 27, 2012 but payment was not made until July 5, 2012 according to the terms of the Tender Offer. The Company paid for the Tender Offer on July 5, 2012, with available cash on hand.

Business Trends

Demand for the Company’s products and services decreased during 2012, compared to 2011. Sales for the six months ended June 30, 2012, decreased by $10,621,000, or 10%, and income from operations decreased by $5,936,000, or 56%. SL-MTI experienced increases in sales and RFL experienced increases in income from operations during 2012 as compared to 2011. SLPE and the High Power Group experienced decreases in both sales and income from operations during 2012 as compared to 2011.

During the six months ended June 30, 2012, the Company’s backlog decreased to $66,210,000, from $71,499,000 for the same period the prior year, for a decrease of 7% on a comparative basis. The decrease in backlog in 2012 was primarily attributable to SLPE, who recorded a 26% decrease in backlog, which was partially offset by increases at SL-MTI and the High Power Group of 14% and 3%, respectively. The Company’s net new orders for the six months ended June 30, 2012 decreased by 9%, compared to the six months ended June 30, 2011.

The Company’s management is taking numerous actions to improve sales and income from continuing operations with an emphasis on lean initiatives at all facilities. The Company expects to expand product portfolios, enter new market segments and penetrate selected geographic markets. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. During July 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE and at TEAL, which is part of the High Power Group (See Note 20 – Subsequent Events for further details about to the restructuring plan).

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the six months ended 2012 and 2011.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory below net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six month periods ended 2012 and 2011 by approximately 0.6% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 2.1% and 2.0% of gross trade receivables as of June 30, 2012 and December 31, 2011, respectively.

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

Accounting For Income Taxes

The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $762,000 and $722,000 as of June 30, 2012 and December 31, 2011, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $133,000 as of June 30, 2012, and $80,000 as of December 31, 2011. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of June 30, 2012 and December 31, 2011 were $13,607,000 and $13,314,000, respectively, net of valuation allowances of $1,995,000 and $1,926,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2011. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the six months ended 2012 and 2011. As of June 30, 2012 and December 31, 2011, goodwill totaled $22,735,000 and $22,738,000 (representing 20% and 20% of total assets), respectively.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and for certain administrative matters. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2011, the Company recorded additional reserves of $8,300,000 related to environmental matters at its Pennsauken, New Jersey site. No significant adjustments were made to reserves recorded during the first six months of 2012 for the Pennsauken, New Jersey site. For additional information related to environmental matters, see Note 14 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to this Quarterly Report.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part 1 to this Quarterly Report.

Liquidity And Capital Resources

	June 30,	December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$7,891	$5,632	$2,259	40%
Working capital	$31,136	$34,404	$(3,268)	(9%)
Shareholders’ equity	$53,278	$56,857	$(3,579)	(6%)

The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided by operating activities from continuing operations and funding available under a credit facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months. The Company’s 2008 Credit Facility was scheduled to expire on August 30, 2012, but was terminated by the Company on August 9, 2012.

On August 9, 2012, the Company entered into the 2012 Credit Facility, which consists of a new $40,000,000 four year senior revolving credit facility with a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit. The senior revolving credit facility can be increased up to $70,000,000 under certain conditions. (See Note 20 – Subsequent Events for terms and conditions of the 2012 Credit Facility).

At June 30, 2012, the Company reported $7,891,000 of cash, compared to $5,632,000 of cash and cash equivalents as of December 31, 2011. Cash and cash equivalents increased in 2012 primarily due to $11,251,000 cash provided by operating activities from continuing operations, which was partially offset by $1,790,000 of cash used in investing activities and $6,688,000 of cash used in financing activities. The increase in cash in 2012 was also partially offset by $513,000 of cash used in operating activities from discontinued operations.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2012 was $11,251,000 as compared to net cash provided by operating activities from continuing operations of $5,449,000 during the six month period ended June 30, 2011. The sources of cash from operating activities for the six month period ended June 30, 2012 were income from continuing operations of $2,854,000, an increase in other accrued liabilities of $3,333,000, a decrease in account receivable of $3,297,000, an increase in accounts payable of $1,216,000, and the add-back of depreciation and amortization expense of $1,372,000. The Company’s increase in other accrued liabilities was primarily due to the timing of payments related to the Tender Offer. The aggregate purchase price of $4,147,000, excluding transaction costs, for the Tender Offer was accrued for as of June 30, 2012 since the expiration date of the Tender Offer was June 27, 2012 but payment was not made until July 5, 2012 according to the terms of the Tender Offer. The largest decreases in accounts receivable occurred at SLPE, Teal, and RFL. The decrease at SLPE was primarily due to a VAT refund in China of $1,625,000. The decrease at RFL was primarily due to decreased sales during 2012. The decrease at Teal was primarily due to increased efforts to decrease collection times with large customers. The largest increases in accounts payable occurred at MTE, SL-MTI, and Teal due primarily to increased inventory purchases to meet anticipated customer demand during the second half of 2012 coupled with increased efforts to extended payment terms with suppliers. These increases were partially offset by a decrease in accounts payable at SLPE. The decrease at SLPE was primarily due to a decrease in inventory purchases due to a decreased backlog. These sources and add-backs were partially offset by a $1,004,000 increase in other assets. All operating entities experienced increases in other assets due primarily to the renewal of certain insurance policies during the first half of 2012. The increase in other assets was also due to an increase in payments related to inventory purchase agreements for copper at MTE and TEAL.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2011 was $5,449,000. The sources of cash from operating activities for the six-month period ended June 30, 2011 were income from continuing operations of $7,218,000, an increase in accounts payable of $2,575,000, and the add-back of depreciation and amortization expense of $1,544,000. All operating entities experienced increases in accounts payable, except for RFL, due primarily to increased inventory purchases to meet customer demand and extended payment terms negotiated with suppliers. These sources and add-backs were partially offset by an increase in accounts receivable of $2,136,000, an increase in inventories of $1,894,000, and an increase in other assets of $1,671,000. The largest increases in accounts receivable occurred at SL-MTI and MTE primarily due to increased sales during the second quarter of 2011. The increase in accounts receivable at SL-MTI was also due to significant collections during December 2010. The increase in inventory was due to increases in inventory at SLPE and Teal in order to meet the increase in demand from customers, partially offset by decreases in inventory at MTE and SL-MTI due to lean initiatives to reduce inventory levels. The increase in other assets was due to a $610,000 receivable related to the settlement of a fire loss insurance claim for the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011. The Company received a $200,000 advance from its carrier related to the fire loss in July 2010. The increase in other current assets was also due to the renewal of certain insurance policies during the first half of 2011.

Net cash used in investing activities during the six month period ended June 30, 2012 was $1,790,000 as compared to net cash used in investing activities of $2,235,000 during the six month period ended June 30, 2011. Cash used in investing activities during 2012 was for the purchases of property, plant and equipment of $879,000, the acquisition of certain assets of a business of $756,000, and for the purchase of other assets of $155,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment of $1,934,000 and for the purchase of other assets of $301,000. During the six months ended June 30, 2011, SLPE incurred approximately $1,121,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. The purchase of other assets was primarily related to the purchase of software.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The acquisition was paid in cash. SL-MTI recorded direct acquisition costs of approximately $422,000 during the first six months of 2012 within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through June 30, 2012 are included in the SL-MTI segment.

Net cash used in financing activities during the six month period ended June 30, 2012 was $6,688,000 as compared to net cash used in investing activities of $136,000 during the six month period ended June 30, 2011. Cash used in financing activities during 2012 was primarily related to the repurchase and retirement of common stock pursuant to the Company’s Tender Offer and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. Cash used in financing activities during 2011 was primarily related to $800,000 in net payments to the 2008 Credit Facility, which was partially offset by $465,000 of proceeds from stock option exercises and $200,000 from the tax benefit on the exercise of stock options.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares. The Company accepted for purchase 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The total purchase price was recorded in other accrued liabilities due to the timing of funding the Tender Offer as previously discussed. The Company paid for the Tender Offer on July 5, 2012, with available cash on hand.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2012, the Company purchased 140,000 shares of Company stock at an average price of $17.59 a share, for a total purchase price of $2,468,000 excluding transaction costs. As a result, as of June 30, 2012, 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

As of June 30, 2012, and December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At June 30, 2012 and December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,510,000 and $39,527,000, respectively.

The Company’s current ratio was 1.85 to 1 at June 30, 2012 and 2.09 to 1 at December 31, 2011. Current assets increased by $1,860,000 from December 31, 2011, while current liabilities increased by $5,128,000 during the same period.

Capital expenditures were $879,000 in 2012, which represented a decrease of $1,055,000 from the capital expenditure levels of 2011. The decrease in capital expenditures was primarily due to $1,121,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico during 2011.

With the exception of the segment reported as “Other” (which consists primarily of corporate office expenses, financing activities, certain legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the six months ended June 30, 2012.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at June 30, 2012 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,601	$3,806	$1,466	$875	$7,748

The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $133,000 as of June 30, 2012, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company has entered into purchase agreements for copper. As of June 30, 2012, inventory purchase agreements for copper totaled $1,193,000. No purchase commitments for copper were greater than three months.

Results of Operations

Three months ended June 30, 2012, compared with three months ended June 30, 2011

The tables below show the comparisons of net sales and income from operations for the quarter ended June 30, 2012 (“2012”) and the quarter ended June 30, 2011 (“2011”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2012	2011	Last Year	Last Year
	(in thousands)
SLPE	$18,824	$22,581	$(3,757)	(17%)
High Power Group	15,896	18,151	(2,255)	(12)
SL-MTI	9,077	9,310	(233)	(3)
RFL	5,102	6,224	(1,122)	(18)

Net sales	$48,899	$56,266	$(7,367)	(13%)

	Income from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	June 30,	June 30,	Same Quarter	Same Quarter
	2012	2011	Last Year	Last Year
	(in thousands)
SLPE	$479	$2,055	$(1,576)	(77%)
High Power Group	1,585	2,393	(808)	(34)
SL-MTI	1,441	1,641	(200)	(12)
RFL	578	895	(317)	(35)
Other	(1,738)	(1,370)	(368)	(27)

Income from operations	$2,345	$5,614	$(3,269)	(58%)

During 2012, consolidated net sales decreased by $7,367,000, or 13%. When compared to 2011, net sales of SLPE decreased by $3,757,000, or 17%; net sales of the High Power Group decreased by $2,255,000, or 12%; net sales of SL-MTI decreased by $233,000, or 3%; and net sales at RFL decreased by $1,122,000, or 18%. SL-MTI benefited from $821,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations was $2,345,000, compared to $5,614,000 in 2011, representing a decrease of $3,269,000, or 58%. Income from operations was 5% of net sales in 2012, compared to income from operations of 10% of net sales in 2011. All of the Company’s operating entities recorded income from operations in 2012 and 2011.

Income from continuing operations in 2012 was $1,410,000, or $0.32 per diluted share, compared to income from continuing operations in 2011 of $3,616,000, or $0.79 per diluted share. Income from continuing operations was approximately 3% of net sales in 2012, compared to income from continuing operations of 6% of net sales in 2011.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $18,824,000 or 38% of consolidated net sales in 2012, compared to $22,581,000, or 40% of consolidated net sales in 2011. At SLPE, the net sales of its medical equipment product line decreased by $2,096,000, or 15%, sales of the industrial product line decreased by $676,000, or 16%, sales of other products decreased by $519,000, or 85%, and sales of the data communications product line decreased by $466,000 or 14%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers, including decreased sales volumes to one large domestic distributor and one large international distributor during 2012. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to industrial customers, including decreased sales volumes to one large domestic distributor. The decrease was also due to a decrease in sales volumes to a large international customer during 2012, as well as a general decline in demand in both the domestic and international markets. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to several large domestic customers, which was partially offset by an increase in sales to a large domestic customer. Returns and distributor credits also negatively affected net sales, which represented approximately 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 19% and international sales decreased by 10% during 2012.

SLPE reported income from operations of $479,000 in 2012, compared to income from operations of $2,055,000 in 2011. Income from operations decreased in 2012 due to a decrease in sales of 17%, an increase in cost of products sold as a percentage of net sales, and an increase in operating expenses as a percentage of net sales. Cost of products sold increased by approximately 2% as a percentage of net sales during 2012. Operating costs increased by approximately 5% as a percentage of net sales during 2012 primarily due to an increase in SG&A as a percentage of net sales, which was primarily related to China Investigation costs, partially offset by a decrease in engineering and product development costs as a percentage of net sales.

High Power Group

The High Power Group reported net sales of $15,896,000, or 33% of consolidated net sales in 2012, compared to $18,151,000, or 32% of consolidated net sales in 2011. The decrease in net sales during 2012 was due to a decrease in net sales at TEAL of $2,980,000, or 29%, partially offset by an increase in net sales at MTE of $725,000, or 9%.

Teal’s sales decrease was primarily attributable to a decrease in sales to the medical imaging equipment market of $2,244,000, a decrease in sales to the military and aerospace markets of $624,000, and a decrease in sales to the semi-conductor market of $218,000, partially offset by an increase in sales to customers in the solar market of $106,000. The decrease in sales to the medical imaging equipment market was primarily due to a decrease in demand and a shift to lower average selling price units. The decrease in the semi-conductor market was almost entirely driven by a decrease in sales to international customers. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer. Teal’s sales to customers in the solar market increased primarily due to orders from three large domestic customers during 2012, which are the result of a new focus for expansion and growth in the solar market. Domestic sales decreased by 33% and international sales decreased by 2% during 2012.

MTE’s sales increase is primarily attributable to an increase in sales in the natural resource markets, especially the oil and gas industry, during 2012. The increase in sales in the oil and gas industry during 2012 was primarily due to the introduction of a new product and an increase in customer projects. International sales increased by 36% primarily due to increased sales to distributers in Canada and increased sales to two large oil and gas customers in South America. Domestic sales increased by only 1% as sales to domestic customers in the oil and gas market and sales to domestic customers in the industrial automation market were relatively flat between periods.

The High Power Group reported income from operations of $1,585,000 in 2012, which represented a decrease of 34% from 2011. The decrease in income from operations during 2012 was due to a decrease at TEAL of $1,162,000, partially offset by an increase at MTE of $354,000. The decrease in the High Power Group’s income from operations was due to a decrease in sales and an increase in operating expenses as a percentage of net sales, partially offset by a decrease in cost of products sold as a percentage of net sales. Operating costs increased by approximately 4% as a percentage of net sales during 2012 due primarily to increases in SG&A and engineering and product development costs as a percentage of net sales. Cost of products sold as a percentage of net sales decreased 1% during 2012.

SL-MTI

SL-MTI recorded net sales of $9,077,000, or 19% of consolidated net sales in 2012, compared to $9,310,000, or 17% of consolidated net sales in 2011. SL-MTI recorded $821,000 of sales related to the Astromec acquisition during the second quarter of 2012. As a result, comparable sales, net of the acquisition, decreased by $1,054,000, or 11%, during 2012 as compared to 2011. Sales to customers in the defense industry, excluding Astromec sales, decreased by $932,000, or 18%, sales of other commercial products decreased by $103,000, or 16%, and sales to customers in the commercial aerospace industry, excluding Astromec sales, decreased by $61,000, or 2%, which were partially offset by an increase in sales of medical products, excluding the acquisition, of $42,000, or 25%. Domestic sales increased by 2% and international sales decreased by 30% during 2012. The increase in domestic sales was primarily due to $821,000 of sales related to the Astromec acquisition, partially offset by lower volumes to a large customer in the defense industry. The decrease in international sales was primarily related to lower volumes to a military customer located in Canada.

SL-MTI reported income from operations of $1,441,000 in 2012, which represented a decrease of 12% from 2011. SL-MTI recorded $222,000 of additional direct costs related to the Astromec acquisition during the second quarter of 2012. Excluding the one-time acquisition costs, income from operations increased by $22,000, or 1%, in 2012. The increase was due to a decrease in cost of products sold as a percentage of net sales, which was partially offset by a decrease in sales and an increase in operating expenses as a percentage of net sales. Cost of products sold decreased by approximately 2% as a percentage of net sales during 2012.

RFL

RFL recorded net sales of $5,102,000, or 10% of consolidated net sales in 2012, compared to $6,224,000, or 11% of consolidated net sales in 2011. Sales of RFL’s protection products decrease by $780,000, or 24%, and sales of communications products decreased by $389,000, or 14%, which was partially offset by an increase in customer service sales of $47,000, or 22%. The decrease in protection products was primarily due to decreased legacy product sales to domestic customers and due to a decrease in sales to a large international customer. The decrease was also due to a large domestic customer project in 2011 without a comparable project of that size in 2012. The decrease in the communications product line during 2012 was primarily due to decreased sales to three large domestic customers and a decrease in international sales to a customer located in Venezuela. Customer service sales increased primarily due to higher spare parts sales to a domestic customer. Domestic sales decreased by $508,000, or 11%, while international sales decreased by $614,000, or 39%.

RFL reported income from operations of $578,000 in 2012, which represented a decrease of 35% from 2011. Income from operations decreased in 2012 due to a decrease in sales and an increase in operating expenses as a percentage of net sales, which was partially offset by a decrease in cost products sold as a percentage of net sales. Cost of products sold as a percentage of net sales decreased by approximately 5% in 2012. Operating expenses as a percentage of net sales increased by approximately 8% due to an increase in SG&A and engineering and product development costs as a percentage of net sales.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2012, compared to 67% for the quarter ended 2011. Cost of products sold as a percentage of net sales remained flat on a decrease in net sales of 13%.

SLPE recorded an increase in cost of products sold as a percentage of net sales, while RFL, SL-MTI and the High Power Group each recorded a decrease in cost of products sold as a percentage of sales. SLPE’s cost of products sold as a percentage of net sales increased by approximately 2% primarily due to unabsorbed manufacturing overhead related to reduced sales. SLPE’s cost of products sold as a percentage of net sales also increased due to an increase in their inventory reserve in 2012. Cost of products sold as a percentage of net sales decreased by 5% at RFL primarily due to a favorable change in customer and sales mix. During 2012, SL-MTI recorded a 2% decrease in its cost of products sold as a percentage of net sales primarily due to improved lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota, and lower warranty costs. The decrease in SL-MTI’s cost of products sold as a percentage of net sales was partially offset by an increase in cost of products sold as a percentage of net sales due to the integration of Astromec operations. The High Power Group recorded a 1% decrease in its cost of products sold as a percentage of net sales due to a 5% decrease at MTE, which was partially offset by a 4% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales levels, which improved overhead absorption. The decrease at MTE was also due to lower commodity costs and increased product pricing. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to unabsorbed factory overhead related to a 29% reduction in sales levels. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During July 2012, the management of SLPE and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Subsequent Events for further details about the restructuring plan).

Engineering and Product Development Expenses

Engineering and product development expenses decreased by $226,000, or 7%, during the second quarter of 2012. Engineering and product development expenses were approximately 6% of net sales in 2012 and 2011. SLPE recorded a 1% decrease in engineering and product development costs as a percentage of net sales during 2012. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to decreased employee compensation and related costs due to a decrease in employees in 2012. The decrease in engineering and product development costs as a percentage of net sales at SLPE was partially offset by a 2% increase in engineering and product development costs as a percentage of net sales at the High Power Group and a 2% increase at RFL. The increase in engineering and product development costs as a percentage of net sales at the High Power Group was primarily due to increased employee compensation costs coupled with a decrease in customer funded projects and lower sales volumes in 2012. The increase in engineering and product development costs as a percentage of net sales at RFL was primarily due to increased employee compensation costs and lower sales volumes in 2012. Engineering and product development expenses as a percentage of net sales at SL-MTI were relatively flat during 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 21% of net sales for 2012 and 16% of net sales for 2011. Selling, general and administrative expenses increased by $1,330,000, or 15%, on a 13% decrease in sales. SLPE’s expenses increased by $576,000 in 2012 primarily due to an increase in consulting and legal fees related to the on-going China Investigation. SL-MTI’s expenses increased by $333,000 primarily due to direct costs related to the Astromec acquisition of $222,000. The High Power Group recorded an increase in selling, general and administrative expenses of $79,000 primarily due to increased legal expenses primarily related to an ongoing litigation. Selling, general and administrative expenses at RFL increased by $23,000 primarily due to increased sales and commissions expenses on domestic sales. Corporate and other expenses increased by $368,000 primarily due to increased stock compensation costs related to restricted shares granted to Directors on April 2, 2012. During July 2012, the management of SLPE and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Subsequent Events for further details about the restructuring plan).

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2012 were $707,000, a decrease of $68,000, or 9%, compared to depreciation and amortization expenses in 2011.

Amortization of Deferred Financing Costs

In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which are amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.” During 2012 and 2011, the amortization of deferred financing costs equaled $39,000 and $77,000, respectively.

Interest Expense

Interest expense in 2012 was $9,000, compared to $56,000 in 2011. The decrease in interest expense in 2012 was primarily due to decreased borrowings under the Company’s 2008 Credit Facility. The Company had no outstanding balance as of June 30, 2012 under the 2008 Credit Facility compared to $9,000,000 in outstanding debt as of June 30, 2011.

Other gain (loss), net

Other gain (loss), net in 2012 was a net loss of $162,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2012 represents the unrealized loss on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011.

Fire Related Gain

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

During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. No additional material gains, losses or recoveries were recognized in subsequent periods related to the fire loss.

Taxes (Continuing Operations)

The effective tax rate for continuing operations for the second quarter ended 2012 was approximately 34%. For the second quarter ended 2011, the effective tax rate was approximately 37%. The decrease in the effective tax rate was primarily due to a reduction in research and development and foreign tax credits in 2012.

Discontinued Operations

During 2012, the Company recorded a loss from discontinued operations, net of tax, of $244,000, compared to income of $593,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites. Income from discontinued operations in 2011 primarily relates to the $787,000 favorable settlement with a foreign tax authority, partially offset by charges related to ongoing environmental remediation and legal costs.

Net Income

Net income was $1,166,000, or $0.26 per diluted share, for 2012 compared to $4,209,000, or $0.92 per diluted share, for 2011. The weighted average number of shares used in the diluted earnings per share computation was 4,457,000 and 4,576,000 for 2012 and 2011, respectively.

Results of Operations

Six months ended June 30, 2012, compared with six months ended June 30, 2011

The tables below show the comparisons of net sales and income from operations for the six months ended June 30, 2012 (“2012”) and the six months ended June 30, 2011 (“2011”):

	Net Sales
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$37,167	$44,306	$(7,139)	(16%)
High Power Group	31,471	34,886	(3,415)	(10)
SL-MTI	18,676	18,418	258	1
RFL	10,925	11,250	(325)	(3)

Net sales	$98,239	$108,860	$(10,621)	(10%)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$268	$4,370	$(4,102)	(94%)
High Power Group	2,950	4,498	(1,548)	(34)
SL-MTI	3,144	3,251	(107)	(3)
RFL	1,636	1,333	303	23
Other	(3,281)	(2,799)	(482)	(17)

Income from operations	$4,717	$10,653	$(5,936)	(56%)

During 2012, consolidated net sales decreased by $10,621,000 or 10%. When compared to 2011, net sales of SLPE decreased by $7,139,000 or 16%; net sales of the High Power Group decreased by $3,415,000, or 10%; net sales of SL-MTI increased by $258,000, or 1%; and net sales at RFL decreased by $325,000, or 3%. SL-MTI benefited from $1,068,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations was $4,717,000, compared to $10,653,000 in 2011, representing a decrease of $5,936,000, or 56%. Income from operations was 5% of net sales in 2012, compared to income from operations of 10% of net sales in 2011. All of the Company’s operating entities recorded income from operations in 2012 and 2011. SL-MTI incurred $422,000 of direct acquisition costs related to the Astromec acquisition previously mentioned.

Income from continuing operations in 2012 was $2,854,000, or $0.63 per diluted share, compared to income from continuing operations in 2011 of $7,218,000, or $1.58 per diluted share. Income from continuing operations was approximately 3% of net sales in 2012, compared to income from continuing operations of 7% of net sales in 2011.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $37,167,000 or 38% of consolidated net sales in 2012, compared to $44,306,000, or 41% of consolidated net sales in 2011. At SLPE, the net sales of its medical equipment product line decreased by $4,156,000, or 14%, sales of the industrial product line decreased by $1,825,000, or 23%, sales of the data communications product line decreased by $731,000, or 11%, and sales of other products decreased $427,000, or 61%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers, including decreased sales volumes to one large domestic distributor and one large international distributor during 2012. The decrease was also due to a general decline in demand in both the domestic and international markets. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to industrial customers, including decreased sales volumes to one large domestic distributor. The decrease was also due to a decrease in sales volumes to a large international customer during 2012. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to several large domestic customers. Returns and distributor credits also negatively affected net sales, which represented approximately 2% and 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 15% and international sales decreased by 21% during 2012.

SLPE reported income from operations of $268,000 in 2012, compared to income from operations of $4,370,000 in 2011. Income from operations decreased in 2012 due to a decrease in sales of 16%, an increase in cost of products sold as a percentage of net sales, and an increase in operating expenses as a percentage of net sales. Cost of products sold increased by approximately 5% as a percentage of net sales during 2012. Operating costs increased by approximately 4% as a percentage of net sales during 2012 due to an increase in SG&A as a percentage of net sales, which was primarily related to China Investigation costs, partially offset by a decrease in engineering and product development costs as a percentage of net sales.

High Power Group

The High Power Group reported net sales of $31,471,000 or 32% of consolidated net sales in 2012, compared to $34,886,000, or 32% of consolidated net sales in 2011. The decrease in net sales during 2012 was due to a decrease in net sales at TEAL of $3,886,000, or 21%, which was partially offset by an increase in net sales at MTE of $471,000 or 3%.

Teal’s sales decrease was primarily attributable to a decrease in sales to the medical equipment market of $2,153,000, a decrease in sales to the military and aerospace markets of $1,258,000, and decrease in sales to the semi-conductor market of $851,000, partially offset by an increase in sales to customers in the solar market of $376,000. The decrease in sales to the medical imaging equipment market was primarily due to a decrease in demand and a shift to lower average selling price units. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer. The decrease in the semi-conductor market was almost entirely driven by a decrease in sales to international customers. Teal’s sales to customers in the solar market increased primarily due to orders from three large domestic customers during 2012, which are the result of a new focus for expansion and growth in the solar market. Domestic sales decreased by 21% and international sales decreased by 19% during 2012.

MTE’s sales increase is primarily attributable to an increase in sales in the natural resource markets, especially the oil and gas industry, during 2012. International sales increased by 7% while domestic sales increased by 2%. The increase in international sales is primarily due to increased sales to distributors in Canada in both the industrial automation and natural resource market, and increases in sales to customers located in Asia in the industrial automation market. The increase in domestic sales is due to increased sales to several customers in the industrial automation market, partially offset by a decrease in sales to a large customer in the oil and gas market.

The High Power Group reported income from operations of $2,950,000 in 2012, which represented a decrease of 34% from 2011. The decrease in income from operations during 2012 was due to a decrease at TEAL of $1,777,000, offset by an increase at MTE of $229,000. The decrease in the High Power Group’s income from operations was due to a decrease in sales and an increase in operating expenses as a percentage of net sales. Operating expenses increased by approximately 3% as a percentage of net sales during 2012 due primarily to increases in SG&A at MTE due to higher sales levels and engineering and product development costs as a percentage of net sales related to TEAL. Cost of products sold as a percentage of net sales was flat at the High Power Group.

SL-MTI

SL-MTI recorded net sales of $18,676,000 or 19% of consolidated net sales in 2012, compared to $18,418,000, or 17% of consolidated net sales in 2011. SL-MTI recorded $1,068,000 of sales related to the Astromec acquisition during the 2012. As a result, comparable sales, net of the acquisition, decreased by $810,000, or 4%, during 2012 as compared to 2011. Sales to customers in the defense industry, excluding the acquisition, decreased by $1,343,000, or 12%, and sales of other commercial products, excluding the acquisition, decreased by $70,000, or 6%, which were partially offset by an increase in sales to customers in the commercial aerospace industries of $465,000, or 8%, and an increase in sales of medical products, excluding Astromec sales, of $138,000, or 43%. Domestic sales increased by 7% and international sales decreased by 28% during 2012. The increase in domestic sales was primarily due to $1,068,000 of sales related to the Astromec acquisition previously mentioned. The decrease in international sales was primarily related to lower volumes to a military customer located in Canada.

SL-MTI reported income from operations of $3,144,000 in 2012, which represented a decrease of 3% from 2011. SL-MTI recorded $422,000 of direct costs related to the Astromec acquisition during 2012. Excluding the one-time acquisition costs, income from operations increased by $315,000, or 10%, in 2012. The increase was due to a decrease in cost of products sold as a percentage of net sales, which was partially offset by an increase in operating expenses as a percentage of net sales. Cost of products sold decreased by approximately 2% as a percentage of net sales during 2012.

RFL

RFL recorded net sales of $10,925,000, or 11% of consolidated net sales in 2012, compared to $11,250,000, or 10% of consolidated net sales in 2011. Sales of RFL’s protection products decreased by $388,000, or 7%, sales of communications products decreased by $103,000, or 2%, partially offset by an increase in customer service sales of $166,000, or 36%. The decrease in protection products was primarily due to decreased legacy product sales and decreased sales volumes to a large international customer. The decrease in the communications product line was primarily due to decreased sales to a large domestic customer and decreased sales to an international customer located in Venezuela, partially offset by increased sales to a large domestic customer in the rail industry. Customer service sales increased primarily due to higher spare parts sales to a domestic customer. Domestic sales increased by $485,000 or 6%, while international sales decreased by $810,000, or 32%.

RFL reported income from operations of $1,636,000 in 2012, which represented an increase of 23% from 2011. Income from operations increased in 2012 due to a decrease in cost products sold as a percentage of net sales, partially offset by a decrease in net sales and an increase operating expenses as a percentage of net sales. Cost of products sold as a percentage of net sales decreased by approximately 5% in 2012. Operating expenses as a percentage of net sales increased by approximately 2% due to an increase in SG&A and engineering and product development costs as a percentage of net sales.

Cost of Products Sold

Cost of products sold was approximately 68% of net sales in 2012, compared to 67% in 2011. The cost of products sold as a percentage of net sales increased by 1% on a decrease in net sales of 10%.

SLPE recorded an increase in cost of products sold as a percentage of net sales, while RFL and SL-MTI each recorded a decrease in cost of products sold as a percentage of sales. Cost of products sold as a percentage of net sales was flat at the High Power Group. SLPE’s cost of products sold as a percentage of net sales increased approximately 5% primarily due to unabsorbed manufacturing overhead related to reduced sales. SLPE’s cost of products sold as a percentage of net sales also increased due to an increase in their inventory reserve in 2012. Cost of products sold as a percentage of net sales decreased by 5% at RFL due to a favorable change in customer and sales mix. During 2012, SL-MTI recorded a 2% decrease in its cost of products sold as a percentage of net sales primarily due to improved sales mix and lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota, and lower warranty costs. The decrease in SL-MTI’s cost of products sold as a percentage of net sales was partially offset by an increase in cost of products sold as a percentage of net sales due to the integration of Astromec operations. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During July 2012, the management of SLPE and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Subsequent Events for further details about the restructuring plan).

Engineering and Product Development Expenses

Engineering and product development expenses decreased by $511,000, or 8% during 2012. Engineering and product development expenses were approximately 6% of net sales in 2012 and 2011. SLPE and SL-MTI each recorded a 1% decrease in engineering and product development costs as a percentage of net sales during 2012. The decrease in engineering and product development costs as a percentage of net sales at SLPE was primarily due to decreased employee compensation and related costs due to a decrease in employees in 2012. The decrease in engineering and product development costs as a percentage of net sales at SL-MTI was primarily due to a 1% increase in sales coupled with a 7% decrease in research and development costs. The decrease in research and development costs at SL-MTI was primarily due to an increase in funding from customers for research and development projects in 2012. The decreases in engineering and product development costs as a percentage of net sales at SLPE and SL-MTI were partially offset by 1% increase in engineering and product development costs as a percentage of net sales at the High Power Group and a 1% increase at RFL. The increase in engineering and product development costs as a percentage of net sales at the High Power Group was primarily due to increased employee compensation costs coupled with a decrease in customer funded projects and lower sales volumes in 2012. The increase in engineering and product development costs as a percentage of net sales at RFL was primarily due to increased employee compensation costs and lower sales volumes in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 20% of net sales for 2012 and 16% of net sales for 2011. Selling, general and administrative expenses increased by $2,180,000 or 12%, on a 10% decrease in sales. SLPE’s expenses increased by $900,000 in 2012 primarily due to an increase in consulting and legal fees related to the China Investigation. SL-MTI increased by $518,000 primarily due direct costs related to the Astromec acquisition of $422,000. The High Power Group recorded an increase in selling, general and administrative expenses of $257,000 primarily due to increased legal expenses primarily related to an ongoing litigation and increased selling expenses related to new product growth. Selling, general and administrative expenses at RFL increased by $66,000 primarily due to increased sales and commissions expenses on higher domestic sales volumes. Corporate and other expenses increased by $482,000 primarily due to increased stock compensation related to restricted shares granted to Directors on April 2, 2012. During July 2012, the management of SLPE and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Subsequent Events for further details about the restructuring plan).

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2012 were $1,372,000 a decrease of $172,000, or 11%, compared to depreciation and amortization expenses in 2011.

Amortization of Deferred Financing Costs

In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which are amortized over the term of the 2008 Credit Facility in accordance with the guidance provided by ASC 470-50 “Debt-Modification and Extinguishments.” During 2012 and 2011, the amortization of deferred financing costs equaled $72,000 and $153,000, respectively.

Interest Expense

Interest expense in 2012 was $31,000, compared to $138,000 in 2011. The decrease in interest expense was primarily due to decreased borrowings under the Company’s 2008 Credit Facility. The Company had no outstanding balance as of June 30, 2012 under the 2008 Credit Facility compared to $9,000,000 in outstanding debt as of June 30, 2011.

Other gain (loss), net

Other gain (loss), net in 2012 was a net loss of $170,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2012 represents the unrealized loss on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011.

Fire Related Gain

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

During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. No additional material gains, losses or recoveries were recognized in subsequent periods related to the fire loss.

Taxes (Continuing Operations)

The effective tax rate for continuing operations for the six months ended 2012 was approximately 36%. For the six months ended 2011, the effective tax rate was approximately 32%. The increase in the effective tax rate in 2012 was primarily due to the effect of a federal tax rate change recognized in deferred taxes in 2011 that did not apply in 2012. The increase was also due to less foreign tax credits available to the Company in 2012 compared to 2011.

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

Discontinued Operations

During 2012, the Company recorded a loss from discontinued operations, net of tax, of $438,000, compared to income of $403,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites. Income from discontinued operations in 2011 relates to the $787,000 favorable settlement with a foreign tax authority, primarily offset by environmental and legal expenses.

Net Income

Net income was $2,416,000, or $0.53 per diluted share, for 2012 compared to $7,621,000, or $1.67 per diluted share, for 2011. The weighted average number of shares used in the diluted earnings per share computation was 4,518,000 and 4,558,000 for 2012 and 2011, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first six months of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of June 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares. The Tender Offer expired on June 27, 2012. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $12.00 and not greater than $13.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. All common stock purchased by the Company were purchased at the same price.

The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The total purchase price was recorded in other accrued liabilities since the expiration date of the Tender Offer was June 27, 2012 but payment was not made until July 5, 2012 according to the terms of the Tender Offer. The Company paid for the Tender Offer on July 5, 2012, with available cash on hand.

The following table presents information related to the repurchases of common stock that the Company made during the six months ended June 30, 2012:

				Total Number	Maximum Number
				of Shares	of Shares That May
	Total			Purchased as Part	Yet Be Purchased
	Number of		Average	of Publicly	under Publicly
	Shares		Price Paid	Announced Plans	Announced Plans or
Period	Purchased		per Share	or Programs	Programs
January 2012	6,000	(1)	$18.98	6,000	464,000	(3)
February 2012	9,000	(1)	$17.61	9,000	455,000	(3)
March 2012	9,000	(1)	$17.99	9,000	446,000	(3)
April 2012	106,000	(1)	$17.94	106,000	340,000	(3)
May 2012	10,000	(1)	$12.88	10,000	1,163,000	(4)
June 2012	307,000	(2)	$13.50	307,000	330,000	(3)

Total	447,000		$17.59	447,000	330,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.
(2)	The number of shares purchased pursuant to the Tender Offer. The Tender Offer expired on June 27, 2012.
(3)	Equals the maximum number of shares that may yet be purchased pursuant to the 2010 Repurchase plan.
(4)

Equals the maximum number of shares that may be purchased pursuant to the Tender Offer (833,000 shares) plus the remaining maximum number of shares that may yet be purchased pursuant to the 2010 Repurchase plan (330,000 shares). The Tender Offer expired on June 27, 2012, in which the Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. As a result, no further shares remain available for purchase pursuant to the Tender Offer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2012, the Company entered into a senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain circumstances maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. The foregoing description of the 2012 Credit Facility is qualified in its entirety by the actual terms of the credit agreement, which is included as exhibit 10.3 to this Quarterly Report, and such terms are incorporated herein by reference.

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton LLP, the Company’s external auditor, in the first six months of 2012, as approved by its Audit Committee. During the six months ended June 30, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Grant Thornton LLP. These non-audit services that were approved relate to domestic and international tax advisory and compliance.

ITEM 6. EXHIBITS

10.1 Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.2 Fifth Amendment to Credit Agreement, dated May 29, 2012, by and among the Company, Bank of America, N.A. as administrative agent and lender, and a syndicate of other lenders party thereto, further amending the Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012.

10.3 Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto (transmitted herewith).

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

Date: August 14, 2012	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Louis J. Belardi
Louis J. Belardi Chief Financial Officer
(Principal Accounting Officer)