Form 10-Q
period 2012-09-30
SL INDUSTRIES INC
filed 2012-11-06
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of October 31, 2012 was 4,126,000.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2012 (Unaudited) and December 31, 2011	1

Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2012 and 2011 (Unaudited) and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults upon Senior Securities	55

Item 4. Mine Safety Disclosures	55

Item 5. Other Information	55

Item 6. Exhibits	56

Signatures	57

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,783,000	$5,632,000
Receivables, net	32,332,000	31,141,000
Inventories, net	23,148,000	22,599,000
Other current assets	2,628,000	2,074,000
Deferred income taxes, net	5,278,000	4,666,000

Total current assets	65,169,000	66,112,000

Property, plant and equipment, net	9,707,000	9,416,000
Deferred income taxes, net	8,448,000	8,648,000
Goodwill	22,736,000	22,738,000
Other intangible assets, net	2,826,000	3,229,000
Other assets and deferred charges, net	1,356,000	1,083,000

Total assets	$110,242,000	$111,226,000

LIABILITIES
Current liabilities:
Accounts payable	$16,752,000	$16,875,000
Accrued income taxes	245,000	14,000
Accrued liabilities:
Payroll and related costs	5,376,000	5,256,000
Other	10,018,000	9,563,000

Total current liabilities	32,391,000	31,708,000

Deferred compensation and supplemental retirement benefits	1,930,000	2,084,000
Other long-term liabilities	20,164,000	20,577,000

Total liabilities	54,485,000	54,369,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,963,000 shares, respectively	1,332,000	1,393,000
Capital in excess of par value	21,680,000	25,002,000
Retained earnings	57,642,000	52,825,000
Accumulated other comprehensive (loss)	(415,000)	(349,000)
Treasury stock at cost, 2,535,000 and 2,395,000 shares, respectively	(24,482,000)	(22,014,000)

Total shareholders’ equity	55,757,000	56,857,000

Total liabilities and shareholders’ equity	$110,242,000	$111,226,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$50,886,000	$52,092,000	$149,125,000	$160,952,000
Cost and expenses:
Cost of products sold	34,572,000	36,011,000	101,099,000	108,720,000
Engineering and product development	3,182,000	3,447,000	9,157,000	9,933,000
Selling, general and administrative	8,081,000	8,440,000	27,729,000	25,908,000
Depreciation and amortization	666,000	656,000	2,038,000	2,200,000
Restructuring charges	852,000	—	852,000	—

Total cost and expenses	47,353,000	48,554,000	140,875,000	146,761,000

Income from operations	3,533,000	3,538,000	8,250,000	14,191,000
Other income (expense):
Amortization of deferred financing costs	(46,000)	(32,000)	(118,000)	(185,000)
Interest income	1,000	—	4,000	1,000
Interest expense	(8,000)	(33,000)	(39,000)	(171,000)
Other gain (loss), net	312,000	—	142,000	—
Fire related gain	—	—	—	277,000

Income from continuing operations before income taxes	3,792,000	3,473,000	8,239,000	14,113,000
Income tax provision	927,000	936,000	2,520,000	4,358,000

Income from continuing operations	2,865,000	2,537,000	5,719,000	9,755,000
(Loss) income from discontinued operations, net of tax	(464,000)	(261,000)	(902,000)	142,000

Net income	$2,401,000	$2,276,000	$4,817,000	$9,897,000

Basic net income (loss) per common share
Income from continuing operations	$0.69	$0.56	$1.31	$2.16
(Loss) income from discontinued operations, net of tax	(0.11)	(0.06)	(0.21)	0.03

Net income	$0.58	$0.50	$1.10	$2.19

Diluted net income (loss) per common share
Income from continuing operations	$0.69	$0.55	$1.30	$2.14
(Loss) income from discontinued operations, net of tax	(0.11)	(0.05)	(0.20)	0.03

Net income	$0.58	$0.50	$1.10	$2.17

Shares used in computing basic net income (loss) per common share	4,121,000	4,556,000	4,375,000	4,524,000
Shares used in computing diluted net income (loss) per common share	4,133,000	4,591,000	4,390,000	4,570,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$2,401,000	$2,276,000	$4,817,000	$9,897,000
Other comprehensive income, net of tax:
Foreign currency translation	28,000	(154,000)	(66,000)	(52,000)

Comprehensive income	$2,429,000	$2,122,000	$4,751,000	$9,845,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$4,817,000	$9,897,000
Adjustment for loss (income) from discontinued operations	902,000	(142,000)

Income from continuing operations	5,719,000	9,755,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,316,000	1,403,000
Amortization	722,000	798,000
Amortization of deferred financing costs	118,000	185,000
Stock-based compensation	909,000	429,000
Tax benefit from exercise of stock options	—	(291,000)
(Gain) loss on foreign exchange contracts	(142,000)	—
Non-cash fire related gain	—	(277,000)
Provisions for losses on accounts receivable	54,000	4,000
Deferred compensation and supplemental retirement benefits	265,000	299,000
Deferred compensation and supplemental retirement benefit payments	(404,000)	(404,000)
Deferred income taxes	(412,000)	1,425,000
Loss on sale of equipment	21,000	11,000
Changes in operating assets and liabilities:
Accounts receivable	(1,237,000)	(1,453,000)
Inventories	133,000	(2,505,000)
Other assets	(542,000)	(1,624,000)
Accounts payable	(154,000)	2,903,000
Other accrued liabilities	(249,000)	(714,000)
Accrued income taxes	234,000	960,000

Net cash provided by operating activities from continuing operations	6,351,000	10,904,000
Net cash (used in) operating activities from discontinued operations	(780,000)	(1,095,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,571,000	9,809,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,432,000)	(2,348,000)
Acquisition of a business, net of cash acquired	(756,000)	—
Purchases of other assets	(202,000)	(137,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(2,390,000)	(2,485,000)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	4,100,000	10,500,000
Payments of Revolving Credit Facility	(4,100,000)	(17,800,000)
Payments of deferred financing costs	(316,000)	(54,000)
Repurchase and retirement of common stock	(4,262,000)	—
Treasury stock purchases	(2,468,000)	—
Proceeds from stock options exercised	—	817,000
Tax benefit from exercise of stock options	—	291,000

NET CASH (USED IN) FINANCING ACTIVITIES	(7,046,000)	(6,246,000)

Effect of exchange rate changes on cash	16,000	(58,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,849,000)	1,020,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,632,000	1,374,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,783,000	$2,394,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$39,000	$176,000
Income taxes	$2,256,000	$3,620,000

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

2. Receivables

Receivables consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Trade receivables	$31,460	$30,447
Less: allowance for doubtful accounts	(625)	(603)

Trade receivables, net	30,835	29,844
Recoverable income taxes	7	202
Other	1,490	1,095

Receivables, net	$32,332	$31,141

3. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011 (1)
	(in thousands)
Raw materials	$16,138	$16,219
Work in process	5,312	4,161
Finished goods	4,240	4,494

Gross inventory	25,690	24,874
Less: allowances	(2,542)	(2,275)

Inventories, net	$23,148	$22,599

(1)	Prior year reclassification for comparative purposes.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$2,865	$2,537	$5,719	$9,755

Diluted net income available to common shareholders from continuing operations	$2,865	$2,537	$5,719	$9,755

Shares:
Basic weighted average number of common shares outstanding	4,121	4,556	4,375	4,524

Common shares assumed upon exercise of stock options	12	35	15	46

Diluted weighted average number of common shares outstanding	4,133	4,591	4,390	4,570

Basic net income (loss) per common share:
Income from continuing operations	$0.69	$0.56	$1.31	$2.16
(Loss) income from discontinued operations (net of tax)	(0.11)	(0.06)	(0.21)	0.03

Net income	$0.58	$0.50	$1.10	$2.19

Diluted net income (loss) per common share:
Income from continuing operations	$0.69	$0.55	$1.30	$2.14
(Loss) income from discontinued operations (net of tax)	(0.11)	(0.05)	(0.20)	0.03

Net income	$0.58	$0.50	$1.10	$2.17

For the three and nine months ended September 30, 2012, 9,000 and 6,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

For the three and nine months ended September 30, 2011, 2,000 and 3,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At September 30, 2012, the Company had stock-based employee compensation plans as described below. The total compensation expense (included in selling, general and administrative expense) related to these plans for the three and nine months ended September 30, 2012 was $165,000 and $909,000 ($154,000 and $631,000, net of tax), respectively. For the three and nine months ended September 30, 2011, the total compensation expense was $256,000 and $429,000 ($155,000 and $261,000, net of tax), respectively.

The Company maintains a shareholder approved stock option plan that has expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”). As of September 30, 2012, 13,000 options were outstanding under the Director Plan, which are scheduled to expire on February 28, 2013.

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

During 2010, the Company granted 160,000 stock options to select executives and key employees under the 2008 Plan. All stock options that were issued vest over a three year period except for one grant of 15,000 shares, in which 7,500 shares vested on the date of grant and the remainder vests on the first anniversary of the grant date. Compensation expense is recognized over the vesting period of the options. During 2011, 5,000 of these options were cancelled.

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during the nine months ended September 30, 2012. As of September 30, 2012, there were 135,000 options outstanding under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”) targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the three months ended and nine months ended September 30, 2012, $29,000 and $107,000 was charged to compensation expense, respectively. As of September 30, 2012, total unamortized compensation expense for this grant was $195,000. As of September 30, 2012, the maximum number of achievable RSUs under the 2011 LTIP was 36,000 RSUs.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During the three months ended and nine months ended September 30, 2012, $53,000 and $124,000 was charged to compensation expense, respectively. As of September 30, 2012, total unamortized compensation expense for this grant was $449,000. As of September 30, 2012, the maximum number of achievable RSUs under the 2012 LTIP was 55,000 RSUs.

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

Stock Options

Option activity under the principal option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Outstanding	Weighted Average	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2011	148	$12.17	4.95	$608
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of September 30, 2012	148	$12.17	4.20	$441

Exercisable as of September 30, 2012	94	$11.64	3.81	$317

During the nine months ended September 30, 2012, no options to purchase common stock were exercised by option holders. During the nine months ended September 30, 2011, options to purchase approximately 82,000 shares of common stock with an aggregate exercise price of $817,000 were exercised by option holders.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s stock.

As of September 30, 2012, $280,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no options exercised during the nine months ended September 30, 2012. Cash received from option exercises for the nine months ended September 30, 2011 was $817,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $291,000 for the nine months ended September 30, 2011. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the nine months ended September 30, 2012 and September 30, 2011, the estimated income tax rate from continuing operations was 31%.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2012 and December 31, 2011 of $595,000 and $722,000. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2004. During the third quarter of 2011 the Company was contacted by the IRS to examine the calendar years 2009 and 2010. The examination began in November 2011 and is expected to conclude in the fourth quarter of 2012.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $85,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of September 30, 2012, the Company has a liability for unrecognized benefits of $310,000 and $285,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2012, the Company has accrued approximately $97,000 for the payment of interest and penalties.

During the nine months ended September 30, 2012, the Company recorded additional benefits from state research and development tax credits of $99,000. As of September 30, 2012, the Company’s gross research and development tax credit carryforwards totaled approximately $792,000. Of these credits, approximately $354,000 can be carried forward for 15 years and will expire between 2013 and 2026, and approximately $438,000 can be carried forward indefinitely. As of September 30, 2012, the Company’s gross deferred foreign tax credits totaled approximately $10,000 which are due to expire by December 31, 2012.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends the guidance on impairment testing for indefinite-lived intangible assets. The amended guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company no longer will be required to test the fair value of an intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

8. Goodwill And Intangible Assets

Acquisitions in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid in cash. Astromec designs, develops and manufactures high-reliability, fractional horsepower motors and motion control accessories. Astromec provides custom motor and motion control solutions to the aerospace, defense, medical and commercial and industrial markets. SL-MTI recorded direct acquisition costs of approximately $432,000 during the first nine months of 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

At September 30, 2012, the financial statements reflect the final purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also includes $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The results from the acquisition date through September 30, 2012 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		September 30, 2012			December 31, 2011
	Amortizable		Accumulated			Accumulated
	Life (years)	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$2,989	$879	$3,700	$2,587	$1,113
Patents (2)	5 to 20	1,283	1,178	105	1,250	1,154	96
Developed technology	5 to 6	1,700	1,654	46	1,700	1,517	183
Licensing fees	5 to 10	450	326	124	450	285	165

Total amortized finite-lived intangible assets		7,301	6,147	1,154	7,100	5,543	1,557
Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$8,973	$6,147	$2,826	$8,772	$5,543	$3,229

(1)	On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.
(2)	During the first nine months of 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

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

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended September 30, 2012 and September 30, 2011 was $202,000 and $230,000 respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2012 and September 30, 2011 was $603,000 and $689,000, respectively. Amortization expense related to software for the three months ended September 30, 2012 and September 30, 2011 was $40,000 and $31,000, respectively. Amortization expense related to software for the nine months ended September 30, 2012 and September 30, 2011 was $119,000 and $109,000, respectively.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance		Balance
	December 31,	Translation	September 30,
	2011	Adjustment	2012
	(in thousands)
SL Power Electronics Corp.	$4,245	(2)	4,243
High Power Group:			—
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Total	$22,738	$(2)	$22,736

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

On August 9, 2012, the Company entered into a new senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

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

The Company’s obligations under the 2012 Credit Facility are secured by the grant of security interests in substantially all of its assets.

As of September 30, 2012, the Company incurred $273,000 in fees and expenses in connection with the 2012 Credit Facility, which are amortized over the term of the 2012 Credit Facility. The remaining unamortized deferred financing costs associated with the 2008 Credit Facility were recognized on the consolidated statement of income in the third quarter of 2012.

As of September 30, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At September 30, 2012, the Company had total availability under the 2012 Credit Facility of $38,995,000. As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,527,000.

10. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Taxes (other than income) and insurance	$392	$332
Commissions	701	775
Litigation and legal fees	224	97
Other professional fees	474	519
Environmental	4,851	4,676
Warranty	1,084	1,318
Deferred revenue	76	101
Acquisition earn-out, current	179	—
Other	2,037	1,745

Accrued liabilities—other	$10,018	$9,563

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

The following is a summary of activity in accrued warranty and service liabilities:

Nine Months Ended
September 30, 2012
(in thousands)
Liability, beginning of year	$1,318
Expense for new warranties issued	834
Accruals related to preexisting warranties (1)	(267)
Warranty claims	(801)

Liability, end of period	$1,084

(1)	Includes adjustments related to changes in estimates.

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Environmental	$19,033	$18,533
Unrecognized tax benefits, interest and penalties	692	802
Long-term incentive plan	387	1,242
Acquisition earn-out, long-term	52	—

Other long-term liabilities	$20,164	$20,577

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

In September 2006, the EPA issued a Record of Decision (“ROD”) that selected a remedy for OU-1 to address the groundwater contamination. The estimated cost of the EPA selected remedy for OU-1, to be conducted over a five to ten year timeframe, was approximately $17,600,000, as stated in the ROD. Following the issuance of its ROD for OU-1, in November 2006, the EPA sent a letter to the Company encouraging the Company to either perform or finance the remedial actions for OU-1 identified in the EPA’s ROD. In addition to paying for the OU-1 remediation, the EPA has sought payment of the past costs that the EPA has allegedly incurred. The Company responded to the EPA that it was willing to investigate the existence of other PRPs and to undertake the activities necessary to design a final remediation for the Superfund Site. In July 2007, the EPA refused the Company’s offer to perform the work necessary to design the remediation plan without first agreeing to assume responsibility for the full remediation of the Superfund Site. The EPA did encourage the Company to investigate the existence of other PRPs and to submit evidence thereof, if appropriate. In January 2008, the Company submitted to the EPA evidence demonstrating the existence of several other PRPs.

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

The Company has reached an agreement in principle with the United States Department of Justice (“DOJ”) related to its liability for both OU-1 and OU-2, subject to finalization and entry of the Consent Decree which governs the agreement. The Company has agreed in principle to perform the remediation for OU-2. Also, the Company in principle has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made on or before the later of January 2, 2013 or thirty days after the effective date of the Consent Decree (day the judge signs and files the decree). The Company has also agreed in principle to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the proposed agreement will be subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the end of fiscal 2012 or the first quarter of fiscal 2013. During the third quarter of 2012, the Company’s legal counsel had been notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs, however no official demand has been received by the Company or its counsel. Any claim filed by the State of New Jersey may impact the timing or completion of the agreement in principle with the DOJ. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,118,000 to $31,448,000. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement. The Company, in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

The Company’s management along with its counsel has met with the DOJ and EPA to negotiate the terms and conditions of the Consent Decree. The discussion with the DOJ and EPA are ongoing.

Other

The Company has been and is conducting an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the China Investigation, which is substantially complete, the estimated amounts of such gifts and entertainment does not appear to be material to the Company’s financial statements. There can be no assurance, however, that when the investigation is completed, the actual amounts will not be in excess of what is currently estimated. Such estimate does not take into account the costs to the Company of the China Investigation itself, or any other additional costs.

The China Investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel has contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments. The Company’s counsel has done so, and the Company has continued to cooperate fully with the DOJ and the SEC on the results of the China Investigation.

The Company has retained outside counsel and forensic accountants to assist in the China Investigation. Additionally, the Company has hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees. The Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $23,884,000, of which $19,033,000 is included as other long-term liabilities as of September 30, 2012. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs, and the extent, if any, to which such costs are recoverable from other parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. Most of the Company’s environmental costs relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010 an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2013. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. The groundwater injection pilot study and permit application were submitted to the NJDEP in May 2011, and then re-submitted in June 2012 by the LSRP. The Company received from the NJDEP the permit approval on October 9, 2012. The Company’s LSRP is reviewing the NJDEP’s permit approval and requirements. Implementation of the groundwater pilot study is scheduled to occur during 2012 and 2013. At September 30, 2012, the Company had an accrual of $2,093,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $210,000 for the remainder of fiscal 2012.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings (the “Main Building”) was outfitted with a sub-slab depressurization system as a mitigation measure. The source investigations under the Main Building were completed in June 2012. Soil and groundwater samples collected from underneath the Main Building identified COCs in excess of the NJDEP’s applicable remediation standards. Consequently, a soil contaminant source remains under the Main Building that is feeding the groundwater contamination. The remedial investigation conducted in the second quarter of 2012 identified a new source of COCs, outside of a second building and two sub-grade anomalies near the building that need to be further investigated. One of the anomalies has an appearance of an underground storage tank. Additional investigations will be required to delineate the source area and identify the anomalies. A soil remedial action plan will be required in order to remove contamination that continues to impact groundwater, which likely serves as a potential source of vapor detected inside the second building. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs for new vapor intrusion mitigation measure, remedial injections, soil excavation and additional tests and remedial activities. Accordingly, the reserve for this site was increased by $485,000 to account for these remedial activities. The accrual for remediation cost at September 30, 2012 for this site is $1,175,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $79,000, which has been accrued for at September 30, 2012. These costs are recorded as a component of continuing operations.

As of September 30, 2012 and December 31, 2011, environmental accruals of $23,884,000 and $23,209,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Note 10 and 11).

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units, which are developed and manufactured for custom electrical subsystems for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drives. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods and nine month periods ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
SLPE	$21,194	$24,314	$58,361	$68,620
High Power Group	15,620	14,057	47,091	48,943
SL-MTI	9,490	8,498	28,166	26,916
RFL	4,582	5,223	15,507	16,473

Net sales	$50,886	$52,092	$149,125	$160,952

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Income from operations
SLPE	$1,144	$1,954	$1,412	$6,324
High Power Group	1,499	1,086	4,449	5,584
SL-MTI	1,875	1,361	5,019	4,612
RFL	153	639	1,789	1,972
Unallocated Corporate Expenses	(1,138)	(1,502)	(4,419)	(4,301)

Income from operations	$3,533	$3,538	$8,250	$14,191

Total assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Total assets
SLPE	$37,555	$39,205
High Power Group	32,044	29,639
SL-MTI	14,766	11,505
RFL	13,420	13,973
Unallocated Corporate Assets	12,457	16,904

Total assets	$110,242	$111,226

Goodwill and intangible assets, net, as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,572	$4,733
High Power Group	15,468	15,820
SL-MTI	149	—
RFL	5,373	5,414

Goodwill and other intangible assets, net	$25,562	$25,967

14. Retirement Plans And Deferred Compensation

During the nine months ended September 30, 2012 and September 30, 2011, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, SL-MTI, RFL and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $363,000 and $1,032,000 during the three month and nine month periods ended September 30, 2012 compared to $226,000 and $917,000 during the three month and nine month periods ended September 30, 2011.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $64,000 and $265,000 for the three month and nine month periods ended September 30, 2012 compared to $106,000 and $299,000 for the three month and nine month periods ended September 30, 2011.

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

16. Discontinued Operations

For the three months ended September 30, 2012, total loss from discontinued operations before income taxes was $764,000 ($464,000 net of tax). For the nine months ended September 30, 2012, total loss from discontinued operations before income taxes was $1,478,000 ($902,000 net of tax). The loss from discontinued operations relates to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites. For the three and nine months ended September 30, 2012, $556,000 and $631,000 ($339,000 and $385,000 net of tax), respectively, of the total loss from discontinued operations before income taxes was related to the Wayne, New Jersey site (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites).

For the three months ended September 30, 2011, total loss from discontinued operations before income taxes was $378,000 ($261,000 net of tax). For the nine months ended September 30, 2011, discontinued operations before income taxes was a loss of $969,000 while net income from discontinued operations, net of tax, equaled $142,000. Net income from discontinued operations relates to a settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The above favorable settlement was partially offset by environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical Assets	Observable	Unobservable	September 30,
	and Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
	(in thousands)
Assets
Derivative financial instruments	$—	$142	$—	$142

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2012.

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

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of September 30, 2012, the fair value of the foreign currency forward contracts was recorded as a $142,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of September 30, 2012.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	13	MXN	70,000
Chinese Yuan (CNH) Forward Contracts	13	CNH	62,000

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the nine months ended September 30, 2012:

	Location of Gain (Loss)	Amount of Gain
Derivatives Not Designated as Hedging	Recognized in Income on	(Loss) Recognized in
Instruments	Derivative	Income on Derivative
(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$142

The Company did not enter into foreign exchange contracts during fiscal 2011 and fiscal 2010.

19. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of September 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

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

The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the Tender Offer with available cash on hand.

20. Restructuring Costs

Restructuring activity for the period ended September 30, 2012 was as follows:

	Accrual at			Accrual at
	Beginning of	Charged to	Cash	September 30,
	the Year	Earnings	Payments	2012
	(in thousands)
Severance and other employee-related charges	$—	$852	$852	$—

During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. As of September 30, 2012, there was a consolidated charge to earnings of $852,000, which was comprised of a $727,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan to date is 67, all of which have been terminated as of September 30, 2012.

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

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to increase operating performance, safety, reliability and efficiency. The Company’s products are largely sold to original equipment manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to the quarter ended 2012 or nine months ended 2012 refer to the three month and nine month periods ended September 30, 2012. Statements with respect to the quarter ended 2011 or nine months ended 2011 refer to the three month and nine month periods ended September 30, 2011. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

Significant transactions during the nine months ended September 30, 2012 that impacted the Company’s financial results and cash flows include a net of tax loss from discontinued operations of $902,000. The loss from discontinued operations was primarily comprised of environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites).

The Company has reached an agreement in principle with the United States Department of Justice (“DOJ”) related to its liability for both OU-1 and OU-2, subject to finalization and entry of the Consent Decree which governs the agreement. The Company has agreed in principle to perform the remediation for OU-2. Also, the Company in principle has agreed to pay a fixed sum for the United States Environmental Protection Agency’s (the “EPA”) past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made annually in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made on or before the later of January 2, 2013 or thirty days after the effective date of the Consent Decree (day the judge signs and files the degree). The Company has also agreed in principle to pay the EPA’s costs for oversight of the OU-2 remediation. This agreement is subject to the approval of both the DOJ and EPA’s management who are authorized to settle this matter. Also, the proposed agreement will be subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the end of fiscal 2012 or the first quarter of fiscal 2013. During the third quarter of 2012, the Company’s legal counsel had been notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs, however no official demand has been received by the Company or its counsel. Any claim filed by the State of New Jersey may impact the timing or completion of the agreement in principle with the DOJ. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,118,000 to $31,448,000. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation, and data from our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the agreement. The Company, in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

The Company’s management along with its counsel has met with the DOJ and EPA to negotiate the terms and conditions of the Consent Decree. The discussion with the DOJ and EPA are ongoing.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. SL-MTI recorded direct acquisition costs of approximately $432,000 during the first nine months of 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through September 30, 2012 are included in the SL-MTI segment.

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. During the nine months ended September 30, 2012, the Company recognized a $142,000 gain associated with the foreign currency forward contracts, which is included in other gain (loss), net on the Consolidated Statements of Income. As of September 30, 2012, the fair value of the foreign currency forward contracts was recorded as a $142,000 asset in other current assets on the Consolidated Balance Sheets.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of September 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares. The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the Tender Offer with available cash on hand.

On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016 (See Note 9 – Debt for the terms and conditions of the 2012 Credit Facility).

During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. As of September 30, 2012, there was a consolidated charge to earnings of $852,000, which was comprised of a $727,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan to date is 67, all of which have been terminated as of September 30, 2012.

Business Trends

Demand for the Company’s products and services decreased during 2012, compared to 2011. Sales for the nine months ended September 30, 2012, decreased by $11,827,000, or 7%, and income from operations decreased by $5,941,000, or 42%. SL-MTI and MTE, which is part of the High Power Group, experienced increases in both sales and income from operations during 2012 as compared to 2011. SLPE, TEAL, which is part of the High Power Group, and RFL experienced decreases in both sales and income from operations during 2012 as compared to 2011.

During the nine months ended September 30, 2012, the Company’s backlog decreased to $64,608,000, from $67,452,000 for the same period the prior year, for a decrease of 4% on a comparative basis. The decrease in backlog in 2012 was primarily attributable to SLPE and SL-MTI, who recorded a 12% and 3% decrease in backlog, respectively. The decreases in backlog were partially offset by increases at RFL and the High Power Group of 23% and 6%, respectively. The Company’s net new orders for the nine months ended September 30, 2012 decreased by 5%, compared to the nine months ended September 30, 2011.

The Company’s management is taking numerous actions to improve sales and income from continuing operations with an emphasis on lean initiatives at all facilities. The Company expects to expand product portfolios, enter new market segments and penetrate selected geographic markets. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group (See Note 20 – Restructuring Costs for further details about the restructuring plan).

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the nine months ended 2012 and 2011.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous nine month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory below net distribution price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine month periods ended 2012 and 2011 by approximately 0.7% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 2.0% and 2.0% of gross trade receivables as of September 30, 2012 and December 31, 2011, respectively.

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

Accounting For Income Taxes

The Company has reported gross unrecognized tax benefits, excluding interest and penalties, of $595,000 and $722,000 as of September 30, 2012 and December 31, 2011, respectively. These amounts represent unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. The Company reported accrued interest and penalties related to unrecognized tax benefits of $97,000 as of September 30, 2012, and $80,000 as of December 31, 2011. For additional disclosures related to ASC 740, see Note 3 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The net deferred tax assets as of September 30, 2012 and December 31, 2011 were $13,726,000 and $13,314,000, respectively, net of valuation allowances of $1,995,000 and $1,926,000, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

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

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2011. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the nine months ended 2012 and 2011. As of September 30, 2012 and December 31, 2011, goodwill totaled $22,736,000 and $22,738,000 (representing 21% and 20% of total assets), respectively.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and for certain administrative matters. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. During fiscal 2011, the Company recorded additional reserves of $8,300,000 related to environmental matters at its Pennsauken, New Jersey site. No significant adjustments were made to reserves recorded during the first nine months of 2012 for the Pennsauken, New Jersey site. For additional information related to environmental matters, see Note 14 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to this Quarterly Report.

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

Liquidity And Capital Resources

	September 30,	December 31,
	2012	2011	$Variance	% Variance
	(in thousands)
Cash and cash equivalents	$1,783	$5,632	$(3,849)	(68%)
Working capital	$32,778	$34,404	$(1,626)	(5%)
Shareholders' equity	$55,757	$56,857	$(1,100)	(2%)

The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided by operating activities from continuing operations and funding available under the 2012 Credit Facility will be adequate to service debt and meet working capital needs, capital investment requirements, and product development requirements for the next twelve months.

On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility, which consists of a new $40,000,000 four year senior revolving credit facility with a $5,000,000 sublimit for letters of credit and provides for a separate $10,700,000 letter of credit. The senior revolving credit facility can be increased up to $70,000,000 under certain conditions. (See Note 9 – Debt for the terms and conditions of the 2012 Credit Facility).

At September 30, 2012, the Company reported $1,783,000 of cash, compared to $5,632,000 of cash and cash equivalents as of December 31, 2011. Cash and cash equivalents decreased in 2012 primarily due to $7,046,000 of cash used in financing activities and $2,390,000 of cash used in investing activities, which was partially offset by $6,351,000 of cash provided by operating activities from continuing operations. The decrease in cash in 2012 was also partially due to $780,000 of cash used in operating activities from discontinued operations.

Net cash provided by operating activities from continuing operations during the nine month period ended September 30, 2012 was $6,351,000 as compared to net cash provided by operating activities from continuing operations of $10,904,000 during the nine month period ended September 30, 2011. The sources of cash from operating activities for the nine month period ended September 30, 2012 were income from continuing operations of $5,719,000, the add-back of depreciation and amortization expense of $2,038,000, and the add-back of non-cash stock compensation expense of $909,000. These sources of cash from operating activities were partially offset by an increase in accounts receivable of $1,237,000 and an increase in other assets of $542,000. The largest increases in accounts receivable occurred at SL-MTI and at the High Power Group, which were partially offset by a large decrease at RFL. The increase at SL-MTI was due to increased sales during the third quarter of 2012 coupled with a large customer payment which was not received until October 2012. The increase at the High Power Group was primarily due to an increase at TEAL due to increased sales during the third quarter of 2012 coupled with two large customer payments which were not received until October 2012. The decrease at RFL was primarily due to decreased sales during 2012. The increase in other assets was due primarily to the capitalization of financing costs to replace the 2008 Credit Facility with the new 2012 Credit Facility and the renewal of certain insurance policies during the first half of 2012.

Net cash provided by operating activities from continuing operations during the nine-month period ended September 30, 2011 was $10,904,000. The sources of cash from operating activities for the nine-month period ended September 30, 2011 were income from continuing operations of $9,755,000, an increase in accounts payable of $2,903,000, a decrease in deferred income taxes of $1,425,000, and the add-back of depreciation and amortization expense of $2,201,000. All operating entities experienced increases in accounts payable, except for RFL, due primarily to increased inventory purchases to meet customer demand and extended payment terms from suppliers. Deferred income taxes decreased during the first nine months of 2011 due to the utilization of certain foreign tax credits, research and development tax credits, and net operating loss carryforwards. These sources and add-backs were partially offset by an increase in inventories of $2,505,000, an increase in other assets of $1,624,000, and an increase in accounts receivable of $1,453,000. The increase in inventory was due to an increase in inventory at SLPE in order to meet the increase in demand from customers. The increase in inventory was also due to an increase at TEAL due to the rescheduling of existing customer orders until the fourth quarter of 2011 and the first quarter of 2012. These increases were partially offset by a decrease in inventory at MTE due to lean initiatives to reduce inventory levels. All operating entities experienced increases in other current assets due primarily to the renewal of certain insurance policies during the first half of 2011. The increase in other current assets was also due to an increase in payments related to inventory purchase agreements for copper at Teal and MTE. The increase in other current assets was partially offset by the collection of a fire loss insurance claim related to the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011 in the amount of $610,000. The largest increases in accounts receivable occurred at SLPE, MTE, and SL-MTI primarily due to increased sales during the third quarter of 2011. The increase in accounts receivable at SL-MTI was also due to relatively low accounts receivable balances as of December 31, 2010 due to significant collections during December 2010.

Net cash used in investing activities during the nine month period ended September 30, 2012 was $2,390,000 as compared to net cash used in investing activities of $2,485,000 during the nine month period ended September 30, 2011. Cash used in investing activities during 2012 was for the purchases of property, plant and equipment of $1,432,000, the acquisition of certain assets of a business of $756,000, and for the purchase of other assets of $202,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment of $2,348,000 and for the purchase of other assets of $137,000. During the nine months ended September 30, 2011, SLPE incurred approximately $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities was primarily used to upgrade production capabilities and upgrade technology. The purchase of other assets was primarily related to the purchase of software.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The acquisition was paid in cash. SL-MTI recorded direct acquisition costs of approximately $432,000 during the first nine months of 2012 within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through September 30, 2012 are included in the SL-MTI segment.

Net cash used in financing activities during the nine month period ended September 30, 2012 was $7,046,000 as compared to net cash used in investing activities of $6,246,000 during the nine month period ended September 30, 2011. Cash used in financing activities during 2012 was primarily related to the repurchase and retirement of common stock pursuant to the Company’s Tender Offer and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. Cash used in financing activities during 2012 was also due to payments of deferred financing costs primarily associated with costs to replace the 2008 Credit Facility with the new 2012 Credit Facility. Cash used in financing activities during 2011 was primarily related to $7,300,000 in net payments to the 2008 Credit Facility, which was partially offset by $817,000 of proceeds from stock option exercises and $291,000 from the tax benefit on the exercise of stock options.

On May 30, 2012, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $10 million of its common shares. The Company accepted for purchase 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the Tender Offer with available cash on hand.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2012, the Company purchased 140,000 shares of Company stock at an average price of $17.59 a share, for a total purchase price of $2,468,000 excluding transaction costs. As a result, as of September 30, 2012, 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

As of September 30, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At September 30, 2012, the Company had total availability under the 2012 Credit Facility of $38,995,000. As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,527,000.

The Company’s current ratio was 2.01 to 1 at September 30, 2012 and 2.09 to 1 at December 31, 2011. Current assets decreased by $943,000 from December 31, 2011, while current liabilities increased by $683,000 during the same period.

Capital expenditures were $1,432,000 in 2012, which represented a decrease of $916,000 from the capital expenditure levels of 2011. The decrease in capital expenditures was primarily due to $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico during 2011.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the nine months ended September 30, 2012.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at September 30, 2012 for the periods indicated:

	Less Than	1 to 3	4 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating Leases	$1,482	$3,660	$1,377	$838	$7,357

The table above excludes the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $97,000 as of September 30, 2012, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above and inventory purchase commitments. In an attempt to stabilize copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of September 30, 2012, the Company has no material inventory purchase agreements for copper.

Restructuring Costs

Restructuring activity for the period ended September 30, 2012 was as follows:

	Accrual at			Accrual at
	Beginning of	Charged to	Cash	September 30,
	the Year	Earnings	Payments	2012
	(in thousands)
Severance and other employee-related charges	$—	$852	$852	$—

During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. As of September 30, 2012, there was a consolidated charge to earnings of $852,000, which was comprised of a $727,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan to date is 67, all of which have been terminated as of September 30, 2012. Annual savings in connection with the restructuring plan are anticipated to be approximately $3,227,000.

Results of Operations

Three months ended September 30, 2012, compared with three months ended September 30, 2011

The tables below show the comparisons of net sales and income from operations for the quarter ended September 30, 2012 (“2012”) and the quarter ended September 30, 2011 (“2011”):

	Net Sales
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$21,194	$24,314	$(3,120)	(13%)
High Power Group	15,620	14,057	1,563	11
SL-MTI	9,490	8,498	992	12
RFL	4,582	5,223	(641)	(12)

Net sales	$50,886	$52,092	$(1,206)	(2%)

	Income from Operations
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$1,144	$1,954	$(810)	(41%)
High Power Group	1,499	1,086	413	38
SL-MTI	1,875	1,361	514	38
RFL	153	639	(486)	(76)
Unallocated Corporate Expenses	(1,138)	(1,502)	364	24

Income from operations	$3,533	$3,538	$(5)	0%

During 2012, consolidated net sales decreased by $1,206,000, or 2%. When compared to 2011, net sales of SLPE decreased by $3,120,000, or 13%; net sales of the High Power Group increased by $1,563,000, or 11%; net sales of SL-MTI increased by $992,000, or 12%; and net sales at RFL decreased by $641,000, or 12%. SL-MTI benefited from $798,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations decreased by $5,000 from $3,538,000 in 2011 to $3,533,000 in 2012. Income from operations was 7% of net sales in 2012 and 2011, respectively. All of the Company’s operating entities recorded income from operations in 2012 and 2011.

Income from continuing operations in 2012 was $2,865,000, or $0.69 per diluted share, compared to income from continuing operations in 2011 of $2,537,000, or $0.55 per diluted share. Income from continuing operations was approximately 6% of net sales in 2012, compared to income from continuing operations of 5% of net sales in 2011.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $21,194,000 or 42% of consolidated net sales in 2012, compared to $24,314,000, or 47% of consolidated net sales in 2011. At SLPE, net sales of its medical equipment product line decreased by $1,161,000, or 7%, sales of the industrial product line decreased by $1,046,000, or 24%, sales of the data communications product line decreased by $472,000, or 14%, and sales of other products decreased by $441,000, or 71%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers, including decreased sales volumes to one large international distributor during 2012. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to several domestic industrial customers and decreased volumes to a large international customer. The decrease was also due to a general decline in demand in both the domestic and international markets. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to two large domestic customers, which was partially offset by sales to a new large domestic customer. The decrease in sales of other products was primarily due to a decrease in volumes as a result of a shift in focus to standard platform products and services. Returns and distributor credits also negatively affected net sales, which represented approximately 2% and 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 6% and international sales decreased by 28% during 2012.

SLPE reported income from operations of $1,144,000 in 2012, compared to income from operations of $1,954,000 in 2011. Income from operations decreased in 2012 due to a 13% decrease in sales and an increase in operating expenses, which was partially offset by an improvement in cost of products sold as a percentage of net sales. Cost of products sold decreased by approximately 1% as a percentage of net sales during 2012. Operating costs increased by approximately 2% during 2012 primarily due to restructuring charges of $727,000. Excluding restructuring charges, all other categories of operating expense decreased in 2012 as compared to 2011.

High Power Group

The High Power Group reported net sales of $15,620,000, or 31% of consolidated net sales in 2012, compared to $14,057,000, or 27% of consolidated net sales in 2011. The increase in net sales during 2012 was due to an increase in net sales at TEAL of $1,109,000, or 17%, and an increase in net sales at MTE of $454,000, or 6%.

Teal’s sales increase was primarily attributable to an increase in sales to the medical imaging equipment market of $917,000, and an increase in sales to customers in the solar market of $486,000, which was partially offset by a decrease in sales to the military and aerospace markets of $177,000, and a decrease in sales to the semi-conductor market of $92,000. The increase in sales to the medical imaging equipment market was primarily due to increased orders from a large domestic customer. Teal’s sales to customers in the solar market increased primarily due to a large order from a domestic customer, which is the result of a new focus for expansion and growth in the solar market. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer. The decrease in the semi-conductor market was primarily driven by a decrease in sales to a large international customer. Domestic sales increased by 19% while international sales decreased by 5% during 2012.

MTE’s sales increase is primarily attributable to an increase in filter sales, especially in the oil and gas industry, during 2012. The increase in filter sales during 2012 was primarily due to the introduction of a new product and strong sales from existing products. International sales increased by 7% primarily due to increased sales to customers in the commercial facilities markets, including increased sales to a large customer in Mexico and a large customer in Canada. Domestic sales increased by 6% due to increased filter sales, primarily in the oil and gas market.

The High Power Group reported income from operations of $1,499,000 in 2012, which represented an increase of 38% from 2011. The increase in income from operations during 2012 was due to an increase at TEAL of $281,000 and an increase at MTE of $132,000. The increase in the High Power Group’s income from operations was due to an increase in sales and a decrease in cost of products sold as a percentage of net sales, partially offset by an increase in operating expenses. Cost of products sold as a percentage of net sales improved by approximately 2% during 2012. Operating costs increased by $412,000 during 2012 primarily due to increases in selling, general and administrative expenses. The increase in selling, general and administrative expenses costs were primarily due to certain litigation costs related to settlement proceedings which has been resolved. Operating costs also increased due to $58,000 of restructuring charges incurred during 2012 at TEAL.

SL-MTI

SL-MTI recorded net sales of $9,490,000, or 18% of consolidated net sales in 2012, compared to $8,498,000, or 16% of consolidated net sales in 2011. SL-MTI recorded $798,000 of sales related to the Astromec acquisition during the third quarter of 2012. As a result, comparable sales, net of the acquisition, increased by $194,000, or 2%, during 2012 as compared to 2011. Sales to customers in the commercial aerospace industry, excluding Astromec sales, increased by $159,000, or 5%, and sales of other commercial products, excluding Astromec sales, increased by $124,000, or 30%, which were partially offset by a decrease in sales to the defense industry, excluding Astromec sales, of $93,000, or 2%. Sales of medical products, excluding Astromec sales, remained relatively flat in 2012. Domestic sales increased by 11% and international sales increased by 16% during 2012. The increase in domestic sales was primarily due to sales related to the Astromec acquisition, a general increase in the commercial aerospace business, and an increase in down hole exploration sales in the oil and gas market. The increase in international sales was primarily related to increased volumes to a military customer located in Canada.

SL-MTI reported income from operations of $1,875,000 in 2012, which represented an increase of 38% from 2011. The increase was primarily due to a 12% increase in sales and a decrease in cost of products sold as a percentage of net sales. Cost of products sold as a percentage of net sales improved by approximately 4% during 2012 primarily due to a more favorable sales mix and improved lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. Operating costs were relatively flat during 2012.

RFL

RFL recorded net sales of $4,582,000, or 9% of consolidated net sales in 2012, compared to $5,223,000, or 10% of consolidated net sales in 2011. Sales of RFL’s protection products decreased by $679,000, or 22%, and customer service sales decreased by $26,000, or 13%, which were partially offset by an increase in sales of communications products of $64,000, or 3%. The decrease in protection products was primarily due to a large domestic customer project delivered in 2011 without a comparable project of that size in 2012. The decrease in protection products was also due to decreased legacy product sales to domestic customers. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales to a domestic customer. The increase in the communications product line during 2012 was primarily due to a large domestic project and a large international project in 2012, partially offset decreased legacy product sales. Domestic sales decreased by $891,000, or 21%, while international sales increased by $250,000, or 26%.

RFL reported income from operations of $153,000 in 2012, which represented a decrease of 76% from 2011. Income from operations decreased in 2012 due primarily to a 12% decrease in sales and a 4% increase in cost of products sold as a percentage of net sales due to an unfavorable change in customer and sales mix. Operating costs decreased by $11,000 primarily due to an $82,000 decrease in selling, general and administrative expenses which was partially offset by $67,000 of restructuring costs.

Cost of Products Sold

Cost of products sold was approximately 68% of net sales in 2012, compared to 69% for the quarter ended 2011. Cost of products sold as a percentage of net sales decreased 1% on a decrease in net sales of 2%.

SL-MTI, the High Power Group, and SLPE each recorded a decrease in cost of products sold as a percentage of net sales, while RFL recorded an increase in cost of products sold as a percentage of sales. During 2012, SL-MTI recorded a 4% decrease in its cost of products sold as a percentage of net sales primarily due to a more favorable sales mix and improved lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The High Power Group recorded a 2% decrease in its cost of products sold as a percentage of net sales due to a 5% decrease at MTE, which was partially offset by a 1% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales levels, which improved overhead absorption. The decrease at MTE was also due to lower commodity costs and increased product pricing. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to increased raw materials costs and unfavorable sales mix. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 1% primarily due to improved product mix as the result of the introduction of new products into the market. The decrease in SLPE’s cost of products sold as a percentage of net sales was negatively impacted by an increase in social security tax in China as well as an increase in SLPE’s inventory reserve and warranty reserve; these charges increased SLPE’s cost of products sold as a percentage of net sales by approximately 3%. Cost of products sold as a percentage of net sales increased by 4% at RFL primarily due to an unfavorable change in customer and sales mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Restructuring Costs for further details about the restructuring plan).

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2012 compared to 7% in 2011. Engineering and product development expenses decreased by $265,000, or 8%, during the third quarter of 2012 primarily due to a $309,000 decrease at SLPE.

The decrease in engineering and product development costs at SLPE was primarily due to a reduction in engineering staff in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales for 2012 and 2011, respectively. During 2012, selling, general and administrative expenses decreased by $359,000, or 4%, on a 2% decrease in sales.

Selling, general and administrative expenses at SLPE decreased by $331,000 in 2012 primarily due to a decrease in commissions expenses as a result of reduced sales volumes, a reduction in staffing levels, and a decrease in executive bonus expense. The High Power Group recorded an increase in selling, general and administrative expenses of $367,000 primarily due to litigation costs related to settlement proceedings which have been resolved at MTE, and increased selling expenses related to new product growth. The increase at the High Power Group was partially offset by a decrease in executive bonus expense at TEAL. Selling, general and administrative expenses at SL-MTI were relatively flat between periods. Selling, general and administrative expenses at RFL decreased by $82,000 primarily due to a reduction in staffing levels, partially offset by increased consulting fees for marketing services. Unallocated Corporate expenses decreased by $364,000 primarily due to a decrease in executive bonus expense. Unallocated Corporate expenses also decreased due to reduced professional fees, primarily related to consulting and audit fees, and due to a decrease in stock compensation expense. The decrease in stock compensation expense was due to 1,000 restricted shares granted to each Director on July 29, 2011, without a comparable grant during the third quarter of 2012. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Restructuring Costs for further details about the restructuring plan).

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2012 were $666,000, an increase of $10,000, or 2%, compared to depreciation and amortization expenses in 2011.

Restructuring Charges

Restructuring charges were $852,000 in 2012 and consisted of severance costs and other employee related charges. During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. No restructuring costs were incurred during 2011.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility, the Company incurred deferred financing costs which will be amortized over the term of the 2012 Credit Facility. In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which were amortized over the term of the 2008 Credit Facility. During 2012 and 2011, the amortization of deferred financing costs equaled $46,000 and $32,000, respectively.

Interest Expense

Interest expense in 2012 was $8,000, compared to $33,000 in 2011. The decrease in interest expense in 2012 was primarily due to decreased borrowings under the Company’s new 2012 Credit Facility and under the Company’s 2008 Credit Facility, which expired on August 9, 2012. The Company had no outstanding balance as of September 30, 2012 under the 2012 Credit Facility compared to $2,500,000 in outstanding debt as of September 30, 2011, under the 2008 Credit Facility.

Other gain (loss), net

Other gain (loss), net in 2012 was a net gain of $312,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2012 represents the unrealized gain on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011.

Taxes (Continuing Operations)

The effective tax rate from continuing operations for the third quarter ended 2012 was approximately 24%. For the third quarter ended 2011, the effective tax rate was approximately 27%. The decrease in the effective tax rate was primarily due to an increase in foreign tax credits of approximately 8% and research and development tax credits from a prior period recorded in 2012 of approximately 4% as well as the recognition a previously unrecognized tax position due to the expiration of the statute of limitations of approximately 3%. These favorable adjustments to the effective tax rate were partially offset by permanent adjustments of approximately 6%.

Discontinued Operations

During 2012, the Company recorded a loss from discontinued operations, net of tax, of $464,000, compared to a loss of $261,000, net of tax, in 2011. Loss from discontinued operations during 2012 and 2011 primarily related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites. During 2012, $339,000 of the total net of tax loss from discontinued operations was related to the Wayne, New Jersey site (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $2,401,000, or $0.58 per diluted share, for 2012 compared to $2,276,000, or $0.50 per diluted share, for 2011. The weighted average number of shares used in the diluted earnings per share computation was 4,133,000 and 4,591,000 for 2012 and 2011, respectively.

Results of Operations

Nine months ended September 30, 2012, compared with nine months ended September 30, 2011

The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2012 (“2012”) and the nine months ended September 30, 2011 (“2011”):

	Net Sales
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$58,361	$68,620	$(10,259)	(15%)
High Power Group	47,091	48,943	(1,852)	(4)
SL-MTI	28,166	26,916	1,250	5
RFL	15,507	16,473	(966)	(6)

Net sales	$149,125	$160,952	$(11,827)	(7%)

	Income from Operations
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$1,412	$6,324	$(4,912)	(78%)
High Power Group	4,449	5,584	(1,135)	(20)
SL-MTI	5,019	4,612	407	9
RFL	1,789	1,972	(183)	(9)
Unallocated Corporate Expenses	(4,419)	(4,301)	(118)	(3)

Income from operations	$8,250	$14,191	$(5,941)	(42%)

During 2012, consolidated net sales decreased by $11,827,000 or 7%. When compared to 2011, net sales of SLPE decreased by $10,259,000 or 15%; net sales of the High Power Group decreased by $1,852,000, or 4%; net sales of SL-MTI increased by $1,250,000, or 5%; and net sales at RFL decreased by $966,000, or 6%. SL-MTI benefited from $1,866,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations was $8,250,000, compared to $14,191,000 in 2011, representing a decrease of $5,941,000, or 42%. Income from operations was 6% of net sales in 2012, compared to income from operations of 9% of net sales in 2011. All of the Company’s operating entities recorded income from operations in 2012 and 2011. SL-MTI incurred $432,000 of direct acquisition costs related to the Astromec acquisition.

Income from continuing operations in 2012 was $5,719,000, or $1.30 per diluted share, compared to income from continuing operations in 2011 of $9,755,000, or $2.14 per diluted share. Income from continuing operations was approximately 4% of net sales in 2012, compared to income from continuing operations of 6% of net sales in 2011.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $58,361,000 or 39% of consolidated net sales in 2012, compared to $68,620,000, or 43% of consolidated net sales in 2011. At SLPE, the net sales of its medical equipment product line decreased by $5,317,000, or 12%, sales of the industrial product line decreased by $2,871,000, or 23%, sales of the data communications product line decreased by $1,203,000, or 12%, and sales of other products decreased $868,000, or 66%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers, including decreased sales volumes to several large domestic distributors and one large international distributor during 2012. The decrease was also due to a general decline in demand in both the domestic and international markets. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to industrial customers, including decreased sales volumes to one large domestic distributor. The decrease was also due to a decrease in sales volumes to a large international customer during 2012. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to two large domestic customers, which was partially offset by sales to a new large domestic customer. The decrease in sales of other products was primarily due a decrease in volumes as a result of a shift in focus to standard platform products and services. Returns and distributor credits also negatively affected net sales, which represented approximately 2% and 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 8% and international sales decreased by 30% during 2012.

SLPE reported income from operations of $1,412,000 in 2012, compared to income from operations of $6,324,000 in 2011. Income from operations decreased in 2012 due to a 15% decrease in sales, an increase in cost of products sold as a percentage of net sales, and an increase in operating expenses. Cost of products sold increased by approximately 3% as a percentage of net sales during 2012. Operating costs increased by approximately 1% during 2012, or $80,000, primarily due to restructuring charges of $727,000 and an increase in selling, general and administrative expenses of $568,000, which was partially offset by a decrease in engineering and product development costs of $1,007,000 and a decrease in depreciation and amortization expense of $208,000.

High Power Group

The High Power Group reported net sales of $47,091,000 or 32% of consolidated net sales in 2012, compared to $48,943,000, or 30% of consolidated net sales in 2011. The decrease in net sales during 2012 was due to a decrease in net sales at TEAL of $2,777,000, or 11%, which was partially offset by an increase in net sales at MTE of $925,000 or 4%.

Teal’s sales decrease was primarily attributable to a decrease in sales to the military and aerospace markets of $1,357,000, a decrease in sales to the medical equipment market of $1,237,000, and a decrease in sales to the semi-conductor market of $944,000, which were partially offset by an increase in sales to customers in the solar market of $844,000. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer. The decrease in sales to the medical imaging equipment market was primarily due to a decrease in demand and a shift to lower average selling price units, which was partially offset by an increase in orders from a large domestic customer. The decrease in the semi-conductor market was almost entirely driven by a decrease in sales to international customers. Teal’s sales to customers in the solar market increased primarily due to a large order from a large domestic customer during 2012, which is the result of a new focus for expansion and growth in the solar market. Domestic sales decreased by 10% and international sales decreased by 17% during 2012.

MTE’s sales increase is primarily attributable to an increase in sales in the natural resource markets, especially the oil and gas industry, as well as the commercial facilities market during 2012. International sales increased by 7% while domestic sales increased by 3%. The increase in international sales is primarily due to increased sales to distributors in the industrial automation market and commercial facilities market. The increase in domestic sales is due to increased sales to several customers in the oil and gas market and commercial facilities market.

The High Power Group reported income from operations of $4,449,000 in 2012, which represented a decrease of 20% from 2011. The decrease in income from operations during 2012 was due to a decrease at TEAL of $1,496,000, which was partially offset by an increase at MTE of $361,000. The decrease in the High Power Group’s income from operations was due to a decrease in sales and an increase in operating expenses, which was partially offset by an improvement in cost of products sold as a percentage of net sales. Cost of products sold as a percentage of net sales improved by approximately 1% at the High Power Group. Operating expenses increased by approximately 10% during 2012 primarily due to an increase in engineering and product development costs of $167,000, an increase in selling, general and administrative expenses of $624,000, and restructuring charges of $58,000.

SL-MTI

SL-MTI recorded net sales of $28,166,000 or 19% of consolidated net sales in 2012, compared to $26,916,000, or 17% of consolidated net sales in 2011. SL-MTI recorded $1,866,000 of sales related to the Astromec acquisition during the 2012. As a result, comparable sales, net of the acquisition, decreased by $617,000, or 2%, during 2012 as compared to 2011. Sales to customers in the defense industry, excluding the acquisition, decreased by $1,436,000, or 9%, which was partially offset by an increase in sales to customers in the commercial aerospace industries, excluding Astromec sales, of $625,000, or 7%, an increase in sales of medical products, excluding Astromec sales, of $140,000, or 27%, and an increase in other commercial products, excluding Astromec sales, of $54,000, or 4%. Domestic sales increased by 8% and international sales decreased by 16% during 2012. The increase in domestic sales was primarily due to $1,866,000 of sales related to the Astromec acquisition previously mentioned and a general increase in the commercial aerospace business, which was partially offset by a decrease in military sales. The decrease in international sales was primarily related to lower volumes to two large military customers.

SL-MTI reported income from operations of $5,019,000 in 2012, which represented an increase of 9% from 2011. SL-MTI recorded $432,000 of direct costs related to the Astromec acquisition during 2012. Excluding the one-time acquisition costs, income from operations increased by $839,000, or 18%, in 2012. The increase was due to an improvement in cost of products sold as a percentage of net sales, which was partially offset by an increase in operating expenses. Cost of products sold improved by approximately 2% as a percentage of net sales during 2012. Operating expenses increased by 5%, excluding acquisition costs, primarily due to an increase in selling, general and administrative expenses of $139,000 and an increase in depreciation and amortization expense of $77,000.

RFL

RFL recorded net sales of $15,507,000, or 10% of consolidated net sales in 2012, compared to $16,473,000, or 10% of consolidated net sales in 2011. Sales of RFL’s protection products decreased by $1,067,000, or 12%, sales of communication products decreased $40,000, or 1%, which was partially offset by an increase in customer service sales of $141,000, or 21%. The decrease in protection products was primarily due to decreased legacy product sales and a large domestic customer project in 2011 without a comparable project of that size in 2012. The decrease in the communications product line was primarily due to decreased sales to a large domestic customer and decreased sales to an international customer located in Venezuela, partially offset by increased sales to a large domestic customer in the rail industry. Customer service sales increased primarily due to higher spare parts sales to a domestic customer. Domestic sales decreased by $406,000 or 3%, while international sales decreased by $560,000, or 16%.

RFL reported income from operations of $1,789,000 in 2012, which represented a decrease of 9% from 2011. Income from operations decreased in 2012 due to a decrease in net sales and an increase operating expenses, which was partially offset by an improvement in cost products sold as a percentage of net sales. Cost of products sold as a percentage of net sales improved by approximately 3% in 2012. Operating expenses increased by approximately 2% due to an increase in engineering and product development costs of $88,000 and restructuring charges of $67,000.

Cost of Products Sold

Cost of products sold was approximately 68% of net sales in 2012 and 2011. Cost of products sold as a percentage of net sales remained flat on a decrease in net sales of 7%.

SLPE recorded an increase in cost of products sold as a percentage of net sales, while the High Power Group, SL-MTI and RFL each recorded a decrease in cost of products sold as a percentage of sales. SLPE’s cost of products sold as a percentage of net sales increased approximately 3% primarily due to unabsorbed manufacturing overhead related to reduced sales. SLPE’s cost of products sold as a percentage of net sales also increased due to increases in their inventory reserve and an increase in social security tax in China. The High Power Group recorded a 1% decrease in its cost of products sold as a percentage of net sales due to a 4% decrease at MTE, which was partially offset by a 3% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales levels, which improved overhead absorption. The decrease at MTE was also due to lower commodity costs, increased product pricing, and a more favorable product mix. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an increase in raw materials costs and unfavorable sales mix. During 2012, SL-MTI recorded a 2% decrease in its cost of products sold as a percentage of net sales primarily due to improved sales mix and lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The decrease in SL-MTI’s cost of products sold as a percentage of net sales was partially offset by an increase in cost of products sold as a percentage of net sales due to the integration of Astromec operations during the first half of the year. Cost of products sold as a percentage of net sales decreased by approximately 3% at RFL due to a favorable change in customer and sales mix during the first half of 2012. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Restructuring Costs for further details about the restructuring plan).

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2012 and 2011, respectively. Engineering and product development expenses decreased by $776,000, or 8% during 2012 primarily due to a decrease of $1,007,000 at SLPE, which was partially offset by an increase of $167,000 at the High Power Group and $88,000 at RFL. The decrease in engineering and product development costs at SLPE was primarily due to a reduction in engineering staff in 2012. The increase in engineering and product development costs at the High Power Group was primarily due to a $152,000 increase at TEAL due to increased compensation costs and a decrease in customer funded projects in 2012. Engineering and product development costs at RFL increased primarily due to an increase in engineering staff in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 19% of net sales for 2012 and 16% of net sales for 2011. During 2012, selling, general and administrative expenses increased by $1,821,000 or 7%, on a 7% decrease in sales.

SLPE’s expenses increased by $568,000 in 2012 primarily due to an increase in consulting and legal fees related to the China Investigation. The increase at SLPE was partially offset by lower commission expenses due to reduced sales volumes in 2012 and due to a decrease in executive bonus expense. The High Power Group recorded an increase in selling, general and administrative expenses of $624,000 primarily due to litigation costs related to settlement proceedings at MTE mentioned previously, and increased selling expenses related to new product growth. The increase at the High Power Group was partially offset by a decrease in executive bonus expense at TEAL. SL-MTI increased by $571,000 primarily due to direct costs related to the Astromec acquisition of $432,000. Selling, general and administrative expenses at RFL decreased by $16,000 primarily due to decreased salaries and other employee compensation expenses, which were partially offset by increased consulting costs for marketing services. Unallocated Corporate expenses increased by $118,000 primarily due to increased stock compensation expense related to restricted shares granted to Directors on April 2, 2012. The increase was partially offset by a decrease in executive bonus expense and reduced professional fees, primarily related to consulting and audit fees. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 20 – Restructuring Costs for further details about the restructuring plan).

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2012 were $2,038,000, a decrease of $162,000, or 7%, compared to depreciation and amortization expenses in 2011.

Restructuring Charges

Restructuring charges were $852,000 in 2012 and consisted of severance costs and other employee related charges. During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. No restructuring costs were incurred during 2011.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility, the Company incurred deferred financing costs which will be amortized over the term of the 2012 Credit Facility. In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which were amortized over the term of the 2008 Credit Facility. During 2012 and 2011, the amortization of deferred financing costs equaled $118,000 and $185,000, respectively.

Interest Expense

Interest expense in 2012 was $39,000, compared to $171,000 in 2011. The decrease in interest expense in 2012 was primarily due to decreased borrowings under the Company’s new 2012 Credit Facility and under the Company’s 2008 Credit Facility, which expired on August 9, 2012. The Company had no outstanding balance as of September 30, 2012 under the 2012 Credit Facility compared to $2,500,000 in outstanding debt as of September 30, 2011 under the 2008 Credit Facility.

Other gain (loss), net

Other gain (loss), net in 2012 was a net gain of $142,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2012 represents the unrealized gain on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011.

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

Taxes (Continuing Operations)

The effective tax rate from continuing operations for the nine months ended 2012 and 2011 was approximately 31%. Effective January 1, 2011, the Company’s statutory federal income tax rate increased from 34% to 35%. The effective tax rate in 2011 reflects the statutory rate after adjustments for state and international tax provisions and the recording of benefits primarily related to federal and state research and development tax credits and foreign tax credits, as well as the effect of applying a higher statutory tax rate to deferred taxes that existed as of the first day of the year.

Discontinued Operations

During 2012, the Company recorded a loss from discontinued operations, net of tax, of $902,000, compared to income of $142,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s five environmental sites (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites). Income from discontinued operations in 2011 related to the $787,000 favorable settlement with a foreign tax authority, primarily offset by environmental and legal expenses.

Net Income

Net income was $4,817,000, or $1.10 per diluted share, for 2012 compared to $9,897,000, or $2.17 per diluted share, for 2011. The weighted average number of shares used in the diluted earnings per share computation was 4,390,000 and 4,570,000 for 2012 and 2011, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first nine months of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share. As a result, as of September 30, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

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

The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the Tender Offer. With the completion of the Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the Tender Offer with available cash on hand.

The following table presents information related to the repurchases of common stock that the Company made during the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2012	6,000	(1)	$18.98	6,000	464,000	(3)
February 2012	9,000	(1)	17.61	9,000	455,000	(3)
March 2012	9,000	(1)	17.99	9,000	446,000	(3)
April 2012	106,000	(1)	17.94	106,000	340,000	(3)
May 2012	10,000	(1)	12.88	10,000	1,163,000	(4)
June 2012	307,000	(2)	13.50	307,000	330,000	(3)
July 2012	—		—	—	330,000	(3)
August 2012	—		—	—	330,000	(3)
September 2012	—		—	—	330,000	(3)

Total	447,000		$14.78	447,000	330,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.
(2)	The number of shares purchased pursuant to the Tender Offer. The Tender Offer expired on June 27, 2012.
(3)	Equals the maximum number of shares that may yet be purchased pursuant to the 2010 Repurchase plan.
(4)	Equals the maximum number of shares that may be purchased pursuant to the Tender Offer (833,000 shares) plus the remaining maximum number of shares that may yet be purchased pursuant to the 2010 Repurchase plan (330,000 shares). The Tender Offer expired on June 27, 2012, in which the Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. As a result, no further shares remain available for purchase pursuant to the Tender Offer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton LLP, the Company’s external auditor, in the first nine months of 2012, as approved by its Audit Committee. During the nine months ended September 30, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Grant Thornton LLP. These non-audit services that were approved relate to domestic and international tax advisory and compliance.

ITEM 6. EXHIBITS

10.1 Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2012.

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

Date: November 06, 2012	SL INDUSTRIES, INC. (Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi Chief Financial Officer
(Principal Accounting Officer)