Form 10-K
period 2012-12-31
SL INDUSTRIES INC
filed 2013-03-28
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4987

SL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	21-0682685
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite A114, Mt. Laurel, NJ	08054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 856-727-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the NYSE MKT was approximately $28,691,000.

The number of shares of common stock outstanding as of March 1, 2013 was 4,139,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2013 annual meeting of stockholders.

PART I

ITEM 1. BUSINESS

(a) General Development Of Business

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company was incorporated as G-L Electronics Company in the state of New Jersey on March 29, 1956. The Company’s name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a New Jersey corporation, and its consolidated subsidiaries.

The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles, expansion of lean principles into the transactional side of the business, and expansion of global capabilities. The Company intends to focus on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to pursue its goals during the next twelve months principally through organic growth. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2012, $112,000 was paid related to the earn-out. SL Montevideo Technology, Inc. (“SL-MTI”) recorded direct acquisition costs of approximately $434,000 during 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through December 31, 2012 are included in the SL-MTI segment.

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

On August 9, 2012, the Company entered into a new senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its Amended and Restated Revolving Credit Agreement, as amended (the “2008 Credit Facility”). The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013 to a maximum of $25,000,000 subject to designated usage) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

On November 26, 2012, the board of directors of the Company declared a one-time special cash dividend of $2.00 per common share (the “Dividend”) for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As a result, as of December 31, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

(b) Financial Information About Segments

Financial information about the Company’s business segments is incorporated herein by reference to Note 22 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

SLPE – SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military and information technology equipment. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 39%, 43% and 42%, respectively.

HIGH POWER GROUP – The High Power Group sells products under two brand names: Teal and MTE. Teal designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. MTE’s standard product lines include: three-phase AC reactors, DC link chokes and a series of harmonic, RFI/EMI and motor protection filters. Teal and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, renewable energy facilities, and commercial buildings. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 32%, 30% and 30%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, medical and industrial products. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 18%, 16% and 16%, respectively.

RFL – RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL also provides products and systems used by rail and highway industries. RFL provides systems design, commissioning, training, customer service and maintenance for all of its products. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 11%, 11% and 12%, respectively.

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

Backlog

At March 1, 2013, March 2, 2012 and March 6, 2011, backlog was $65,200,000, $65,415,000, and $76,181,000, respectively. The backlog at March 1, 2013 was relatively flat compared to March 2, 2012.

Competitive Conditions

The Company’s businesses are in active competition with domestic and foreign companies with national and international name recognition that offer similar products or services and with companies producing alternative products appropriate for the same uses. Each of the Company’s businesses seeks to gain an advantage from its competition by concentrating on differentiating or customizing products based on customer needs. The Company’s businesses also seek a competitive advantage based on quality, service, innovation, delivery and price.

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

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as United States Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and may in the future be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $24,367,000, of which $19,033,000 is included as other long-term liabilities as of December 31, 2012. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010 an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2013. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. The groundwater injection pilot study and permit application were submitted to the NJDEP in May 2011, and then re-submitted in June 2012 by the Company’s LSRP. The Company received from the NJDEP the permit approval in October 2012. Implementation of the groundwater pilot study is scheduled to occur in 2013 with post injection effectiveness monitoring to occur in 2014. At December 31, 2012, the Company had an accrual of $2,204,000 to remediate the Camden Site. Of this amount, the Company anticipates expenditures of approximately $1,040,000 in 2013.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings (the “Main Building”) was outfitted with a sub-slab depressurization system as a mitigation measure. The source investigations under the Main Building were completed in June 2012. Soil and groundwater samples collected from underneath the Main Building identified COCs in excess of the NJDEP’s applicable remediation standards. Consequently, a soil contaminant source remains under the Main Building that is feeding the groundwater contamination. The remedial investigation conducted in the second quarter of 2012 identified a new source of COCs, outside of a second building and two sub-grade anomalies. Additional investigations conducted in December 2012 mostly delineated the extent of COC’s in soil at the new soil source area and confirmed that the sub-grade anomalies did not contain regulated features requiring additional investigation. A soil remedial action plan will be required in order to remove the new soil source of contamination by the second building that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Accordingly, the reserve for this site was increased by $485,000 to account for these remedial activities. The accrual for remediation cost at December 31, 2012 for this site is $1,255,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $111,000, which has been accrued for at December 31, 2012. These costs are recorded as a component of continuing operations.

Employees

As of December 31, 2012, the Company had approximately 1,400 employees. Of these employees, 137, or approximately 10%, were subject to collective bargaining agreements in Mexico.

Foreign Operations

In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, and Xianghe, China. SLPE manufactures most of its products in Mexico and China. Teal, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars (USD), Mexican pesos (MXN) and Chinese yuan (CNH). SLPE, the High Power Group and SL-MTI price and invoice their sales primarily in U.S. dollars. The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be. RFL sales, costs, and expenses are priced in U.S. dollars.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 20%, 21% and 22% of net sales from continuing operations for fiscal 2012, 2011 and 2010, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar.

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings in other gain (loss), net on the Consolidated Statements of Income.

For additional information related to financial information about foreign operations, see Notes 16 and 22 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information

Additional information regarding the development of the Company’s businesses during 2012 and 2011 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2012.

Location	General Character	Approx. Square Footage	Owned or Leased And Expiration Date
Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 1/31/2016

Canton, MA	Design of power supply products (SLPE)	4,800	Leased – 8/31/2013

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased – 12/15/2020

South Molton, United Kingdom	Sales and distribution of power supply products (SLPE)	2,500	Leased – month to month

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2013

Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2013

Shanghai, China	Employee dormitory (SLPE)	1,400	Leased – 7/31/2013

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Leased – 6/30/2013

Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	43,300	Owned

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2017

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 3/31/2013

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality products (High Power Group)	38,500	Leased – 7/31/2015

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,300	Leased – 12/31/2013

Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned

Pennsauken, NJ	Document warehouse (Other) (1)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Other)	4,200	Leased – 11/30/2015

(1)	Formerly used for industrial surface finishing operations.

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

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement. The Company has agreed to perform the remediation for OU-2. The Company intends to have its environmental consultants, who are expected to perform the requirements of the OU-2 remediation, and perform an active role in the remediation design. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made thirty days after the effective date of the Consent Decree (day the judge signs and files the decree). The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000 plus interest to avoid two payments in one continuous twelve month period. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The Consent Decree is subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the second quarter of fiscal 2013 thereby triggering the Company’s obligation under the Consent Decree. During the third quarter of 2012, the Company’s legal counsel had been notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000.

Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000 to fully resolve the claim recently presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey is currently evaluating the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 to be in the range of $20,378,000 to $32,078,000. The Company has recorded an accrual of $20,378,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the ROD for OU-2 and the evaluation of data by our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the Consent Decree. The Company, in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

Other

The Company conducted an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the China Investigation, which is substantially complete, the estimated amounts of such gifts and entertainment was not material to the Company’s financial statements. Such estimate does not take into account the costs to the Company of the China Investigation itself, or any other additional costs.

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel has contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments. The Company’s counsel has done so, and the Company has continued to cooperate fully with the DOJ and the SEC on the results of the China Investigation and various remediation actions undertaken by the Company.

The Company had retained outside counsel and forensic accountants to assist in the China Investigation. Additionally, the Company has hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which was completed in December 2012. The Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

In the ordinary course of its business the Company is and may be subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and may be party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers, suppliers and others. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the NYSE MKT under the ticker symbol “SLI”. The following table sets forth the high and low closing sales price per share of the Company’s common stock for the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	HIGH	LOW	HIGH	LOW

Stock Prices
1st Quarter	$20.00	$16.48	$20.24	$16.50
2nd Quarter	$19.91	$11.30	$24.12	$19.28
3rd Quarter	$16.75	$13.00	$24.95	$16.00
4th Quarter	$20.75	$11.83	$20.40	$16.05

Holders of Record

As of March 1, 2013, there were approximately 464 holders of record of the Company’s common stock.

Dividends

On November 26, 2012, the board of directors of the Company declared a one-time special cash dividend of $2.00 per common share (the Dividend) for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility. No dividends were paid during fiscal 2011.

The declaration and payment of dividends in the future, if any, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and business requirements (including working capital needs), and other factors. On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility imposes restrictions on our ability to pay dividends, and thus the Company’s ability to pay dividends on our common stock will depend upon, among other things, the Company’s level of indebtedness at the time of the proposed dividend and whether the Company is in default under any of our debt obligations. The Company’s ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party.

Issuer Purchases of Equity Securities

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the 2010 Repurchase Plan). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As a result, as of December 31, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

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

The following table presents information related to the repurchase of common stock that the Company made during the twelve months ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2012	6,000	(1)	$18.98	6,000	464,000	(3)
February 2012	9,000	(1)	17.61	9,000	455,000	(3)
March 2012	9,000	(1)	17.99	9,000	446,000	(3)
April 2012	106,000	(1)	17.94	106,000	340,000	(3)
May 2012	10,000	(1)	12.88	10,000	1,163,000	(4)
June 2012	307,000	(2)	13.50	307,000	330,000	(3)
July 2012	—		—	—	330,000	(3)
August 2012	—		—	—	330,000	(3)
September 2012	—		—	—	330,000	(3)
October 2012	—		—	—	330,000	(3)
November 2012	—		—	—	330,000	(3)
December 2012	—		—	—	330,000	(3)

Total	447,000		$14.78	447,000	330,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.
(2)	The number of shares purchased pursuant to the Tender Offer. The Tender Offer expired on June 27, 2012.
(3)	Equals the maximum number of shares that may yet be purchased pursuant to the 2010 Repurchase plan.
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

Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2012, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warranty and rights		Weighted-average exercise price of outstanding options, warranty and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	225,000	(1)	$12.79	(2)	158,000	(3)

Equity compensation plans not approved by security holders	none

Total	225,000		$12.79		158,000

(1)	This amount includes the following:

•	135,000 shares issuable upon the exercise of outstanding stock options under the 2008 Incentive Stock Plan (the “2008 Plan”) with a weighted-average price of $12.79.

•

36,000 restricted stock units (“RSUs”) issuable under the Company’s 2011 Long-term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

•	54,000 RSUs issuable under the Company’s 2012 Long-term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

(2)	The 2012 LTIP and 2011 LTIP RSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)

This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the Company’s active shareholder approved stock plan, the 2008 Plan. The 2008 Plan allows for the issuance of up to 450,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2012, 2011, 2010, 2009, and 2008 are presented below.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands except per share data)
Net sales	$200,577	$212,331	$189,768	$147,551	$185,954
Income from continuing operations	$9,357	$12,835	$9,782	$3,564	$4,636
(Loss) from discontinued operations (1)	$(1,580)	$(4,637)	$(7,226)	$(628)	$(2,302)
Net income (2)	$7,777	$8,198	$2,556	$2,936	$2,334
Diluted net income per common share	$1.80	$1.79	$0.44	$0.49	$0.39
Shares used in computing diluted net income per common shares (3)	4,330	4,573	5,811	6,015	5,948
Year-end financial position
Working capital (4)	$26,309	$34,404	$21,029	$35,064	$29,528
Current ratio (4)	1.76	2.09	1.52	2.68	2.22
Total assets (5)	$107,137	$111,226	$104,899	$99,451	$98,980
Shareholders’ equity	$50,432	$56,857	$47,249	$69,100	$64,860
Book value per share	$12.18	$12.45	$10.53	$11.27	$10.98
Other
Capital expenditures	$1,804	$2,690	$1,416	$838	$2,426
Depreciation and amortization (6)	$2,711	$2,870	$3,026	$3,395	$3,652

(1)

Discontinued operations for fiscal 2012 largely relate to expenses for environmental remediation activities associated with the Company’s five environmental sites. Prior to fiscal 2012, discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities, legal expenses, and potential settlement costs associated with SurfTech.

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

(3)

Fiscal 2012 represents the effect of the Company’s Tender Offer that expired on June 27, 2012 and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. The Company purchased and retired approximately 307,000 shares of its common stock in connection with the Tender Offer, and purchased approximately 140,000 in connection with the 2010 Repurchase Plan.

Fiscal 2011 represents the full year effect of the Company’s tender offer that expired on October 13, 2010 and the purchase of Company stock held by the Company’s defined contribution plan during the fourth quarter of 2010. During 2010, the Company purchased and retired approximately 1,335,000 shares of its common stock in connection with the tender offer, and purchased approximately 252,000 shares of its common stock held by its defined contribution plan.

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

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to OEMs, the utility industry and, to a lesser extent, to commercial distributors. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles, expansion of lean principles into the transactional side of the business, and expansion of global capabilities. The Company intends to focus on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to pursue its goals during the next twelve months principally through organic growth. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

In the sections that follow, statements with respect to 2012 or fiscal 2012 refer to the twelve month period ending December 31, 2012. Statements with respect to 2011 or fiscal 2011 refer to the twelve month period ending December 31, 2011.

Significant Transactions and Financial Trends

Significant transactions during 2012 that impacted the Company’s financial results and cash flows include a net of tax loss from discontinued operations of $1,580,000. The loss from discontinued operations was primarily comprised of environmental remediation costs, consulting fees, legal charges, and certain claims associated with the past operations at the Company’s five environmental sites.

The Company has reached an agreement with both the United States Department of Justice (DOJ) and EPA related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement. The Company has agreed to perform the remediation for OU-2. The Company intends to have its environmental consultants, who are expected to perform the requirements of the OU-2 remediation, and perform an active role in the remediation design. Also, the Company has agreed to pay a fixed sum for the United States EPA’ past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made thirty days after the effective date of the Consent Decree (day the judge signs and files the decree). The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000 plus interest to avoid two payments in one continuous twelve month period. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The Consent Decree is subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the second quarter of fiscal 2013 thereby triggering the Company’s obligation under the Consent Decree. During the third quarter of 2012, the Company’s legal counsel had been notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for NRDs for a total of $1,800,000. Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000 to fully resolve the claim recently presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey is currently evaluating the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the State of New Jersey’s claim to be in the range of $20,378,000 to $32,078,000. The Company has recorded an accrual of $20,378,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the ROD for OU-2 and the evaluation of data by our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the Consent Decree. The Company, in consultation with its consultants and legal counsel, has agreed to a SOW for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc., a subsidiary of Pro-Dex Inc., for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2012, $112,000 was paid related to the earn-out. SL-MTI recorded direct acquisition costs of approximately $434,000 during 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through December 31, 2012 are included in the SL-MTI segment.

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. During 2012, the Company recognized a $243,000 gain associated with the foreign currency forward contracts, which is included in other gain (loss), net on the Consolidated Statements of Income. As of December 31, 2012, the fair value of the foreign currency forward contracts was recorded as a $243,000 asset in other current assets on the Consolidated Balance Sheets.

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

On August 9, 2012, the Company entered into a new senior revolving credit facility (the 2012 Credit Facility) with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013 to a maximum of $25,000,000 subject to designated usage) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. During 2012, there was a consolidated charge to earnings of $857,000, which was comprised of a $732,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 67, all of which had been terminated as of December 31, 2012.

On November 26, 2012, the board of directors of the Company declared a one-time special cash dividend of $2.00 per common share (the Dividend) for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the 2010 Repurchase Plan). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As a result, as of December 31, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

Business Trends

Demand for the Company’s products and services decreased during 2012, compared to 2011. Sales for the year decreased by $11,754,000, or 6%, while income from operations decreased by $5,633,000, or 30%. During the year, sales decreased during the first nine months of 2012 but were relatively flat during the fourth quarter of 2012. Income from operations decreased during the first nine months of 2012 but rebounded for an increase of $308,000, or 7%, during the fourth quarter of 2012.

Bookings during 2012 decreased by $5,382,000, or 3%, compared to 2011. The decrease was due to a 5% decrease at SL-MTI and RFL, and a 3% decrease at SLPE. Bookings for the year at the High Power Group were relatively flat. Backlog at December 31, 2012 was $60,445,000, compared to $61,104,000, for a decrease of 1%, compared to December 31, 2011.

The Company’s management is taking numerous actions to improve sales through the deployment of numerous growth tools aimed at identifying attractive market segments and penetrating those markets through aggressive new product introduction. The Company is also identifying and penetrating selected geographic opportunities. The Company is continuing to emphasize lean initiatives at all of its facilities in manufacturing as well as in the office.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the years ended 2012 and 2011. At SL-MTI, revenue from one particular contract was considered a multiple-element arrangement and, in that case, revenues were allocated among the separate accounting units based on relative fair value. In this case the total arrangement consideration was fixed and there was objective and reliable evidence of fair value. This contract was completed during 2010.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2012, 2011 and 2010 by approximately 0.6%, 0.5% and 0.6%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 2.0% and 2.0% of gross trade receivables at December 31, 2012 and December 31, 2011, respectively.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company enters into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Currently, the Company does not apply hedge accounting to any of its foreign currency derivatives.

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of December 31, 2012 and December 31, 2011 were $13,134,000 and $13,314,000, respectively, net of valuation allowances of $1,987,000 (mostly related to discontinued operations) for fiscal 2012 and $1,926,000 (mostly related to discontinued operations) for 2011. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits as of December 31, 2012 was $595,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2012 and December 31, 2011, the Company reported accrued interest and penalties related to unrecognized tax benefits of $62,000 and $80,000, respectively. For additional disclosures related to accounting for income taxes, see Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 15 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants and legal counsel. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 15. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2012. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based upon the Company’s annual assessment:

•

a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by a range of approximately 1% to 2% and would not result in an impairment of any reporting unit;

•

a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 9% to 19% and would not result in an impairment of any reporting unit; or

•

a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 3% to 5% and would not result in an impairment of any reporting unit.

There were no impairment charges in 2012, 2011 or 2010. Goodwill totaled $22,735,000 and $22,738,000 as of December 31, 2012 and December 31, 2011 (representing 21% and 20% of total assets), respectively. For 2012 and 2011, there were four reporting units identified for impairment testing. Those units are SLPE, Teal, MTE and RFL.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 15 of the Notes to the Consolidated Financial Statements.

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

Liquidity And Capital Resources

	December 31, 2012	December 31, 2011	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$3,196	$5,632	$(2,436)	(43%)
Working capital	$26,309	$34,404	$(8,095)	(24%)
Shareholders’ equity	$50,432	$56,857	$(6,425)	(11%)

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

On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility, which consists of a new $40,000,000 four year senior revolving credit facility with a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013 to a maximum of $25,000,000 subject to designated usage) and provides for a separate $10,700,000 letter of credit. The senior revolving credit facility can be increased up to $70,000,000 under certain conditions. The 2012 Credit Facility expires on August 9, 2016.

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

At December 31, 2012, the Company reported $3,196,000 of cash and cash equivalents, compared to $5,632,000 of cash and cash equivalents as of December 31, 2011. Cash and cash equivalents decreased in 2012 primarily due to $15,281,000 of cash used in financing activities and $2,694,000 of cash used in investing activities, which was partially offset by $16,487,000 of cash provided by operating activities from continuing operations. The decrease in cash in 2012 was also partially due to $959,000 of cash used in operating activities from discontinued operations.

During 2012, net cash provided by operating activities from continuing operations was $16,487,000 as compared to net cash provided by operating activities from continuing operations of $17,023,000 during 2011. The primary sources of cash from operating activities for 2012 were income from continuing operations of $9,357,000, an increase in accounts payable of $1,913,000, a decrease in inventory of $1,195,000, and a decrease in accounts receivable of $831,000. In addition, depreciation and amortization expense of $2,711,000 and non-cash stock compensation expense of $842,000 were added to income from continuing operations. All of the Company’s operating segments recorded increases in accounts payable during 2012 due primarily to increased efforts to extend payment terms with suppliers. The increase in accounts payable was also due to large increases at TEAL and MTE due to increased inventory purchases to meet anticipated customer demand in 2013. The decrease in inventory was primarily due to a large decrease at SLPE, which was partially offset by increases at MTE, TEAL, and SL-MTI. The decrease at SLPE was primarily due to lean initiatives to reduce inventory levels coupled with a decline in sales volumes. The increase at TEAL and MTE was due to the build-up of inventory to meet anticipated customer demand in 2013. The increase at SL-MTI was due to increased inventory for new customer projects coupled with the rescheduling of existing customer orders to the first quarter of 2013. The decrease in accounts receivable was primarily due to large decreases at SL-MTI and SLPE, which was partially offset by a large increase at TEAL. The decreases at SL-MTI and SLPE were primarily due to decreased net sales during the fourth quarter of 2012 as compared to the fourth quarter of 2011. The decrease at SL-MTI was also due to strong collections during December 2012 as compared to December 2011. The increase in accounts receivable at TEAL was primarily due to a 49% increase in net sales during the fourth quarter of 2012 as compared to the fourth quarter of 2011.

During 2011, net cash provided by continuing operating activities was $17,023,000. The primary sources of cash from operating activities for 2011 were income from continuing operations of $12,835,000, an increase in other accrued liabilities of $3,360,000, an increase in accounts payable of $1,981,000, and the add-back of depreciation and amortization expense of $2,870,000. The increase in other accrued liabilities was primarily due to a $8,300,000 charge related to estimated environmental remediation liabilities associated with the Pennsauken Site. All operating entities experienced increases in accounts payable, except for TEAL, due primarily to increased inventory purchases to meet customer demand and increased efforts to extend payment terms to suppliers. These sources and add-backs were partially offset by an increase in deferred income taxes of $1,587,000, a decrease in accrued income taxes of $1,215,000, an increase in other current assets of $599,000, an increase in accounts receivable of $388,000, and an increase in inventories of $374,000. The increase in deferred income taxes was primarily due to a tax benefit related to the recording of estimated environmental remediation costs associated with the Pennsauken Site mentioned above. The decrease in accrued income taxes was primarily due to an increase in income taxes paid during 2011. The increase in other current assets was primarily due to an increase in payments related to an inventory purchase agreement for copper at Teal. The increase in other current assets was partially offset by the collection of a fire loss insurance claim related to the Company’s former leased manufacturing facility in Mexicali, Mexico, which was received on July 15, 2011 in the amount of $610,000. The largest increases in accounts receivable occurred at SLPE, MTE, and SL-MTI primarily due to increased sales during 2011. The increase in accounts receivable at SL-MTI was also due to relatively low accounts receivable balances as of December 31, 2010 due to significant collections during December 2010. The increase in inventory was due to an increase in inventory at SLPE in order to meet the increase in demand from customers. The increase in inventory was also due to an increase at TEAL due to the rescheduling of existing customer orders to the first quarter of 2012. These increases were partially offset by a decrease in inventory at RFL and SL-MTI due to lean initiatives to reduce inventory levels.

During 2012, net cash used in investing activities was $2,694,000 as compared to net cash used in investing activities of $2,624,000 during 2011. Cash used in investing activities during 2012 was for the purchases of property, plant and equipment of $1,804,000, the acquisition of certain assets of a business of $756,000, and for the purchase of other assets of $215,000, which was partially offset by $81,000 of proceeds from the sale of an investment. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE. On December 17, 2012, the Company sold its investment in RFL Communications PLC, (“RFL Communications”) for $81,000 and recognized a gain on sale of $59,000. Cash used in investing activities during 2011 was for the purchases of property, plant and equipment and tenant improvements of $2,690,000 and the purchases of other assets of $71,000, which was partially offset by the return of a deposit for land rights in China. During 2011, SLPE incurred approximately $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico. The remaining cash used in investing activities for the purchases of property, plant and equipment was primarily used to upgrade production capabilities and upgrade technology. Purchases of other assets were primarily related to the purchase of software and other intangible assets.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2012, $112,000 was paid related to the earn-out. SL-MTI recorded direct acquisition costs of approximately $434,000 during 2012 within selling, general and administrative expenses in the Consolidated Statements of Income. The results from the acquisition date through December 31, 2012 are included in the SL-MTI segment.

During 2012, net cash used in financing activities was $15,281,000 as compared to net cash used in financing activities of $8,759,000 during 2011. Cash used in financing activities during 2012 was primarily related to the payment of a cash dividend, the repurchase and retirement of common stock pursuant to the Company’s Tender Offer, and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. Cash used in financing activities during 2012 was also due to payments of deferred financing costs primarily associated with costs to replace the 2008 Credit Facility with the new 2012 Credit Facility. Cash used in financing activities during 2011 was primarily related to $9,800,000 in net payments to the 2008 Credit Facility, which was partially offset by $817,000 of proceeds from stock option exercises and $291,000 from the tax benefit on the exercise of stock options.

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

On November 26, 2012, the board of directors of the Company declared a one-time special cash Dividend of $2.00 per common share for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2012, the Company purchased 140,000 shares of Company stock at an average price of $17.59 a share, for a total purchase price of $2,468,000 excluding transaction costs. As a result, as of December 31, 2012, 330,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

As of December 31, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At December 31, 2012, the Company had total availability under the 2012 Credit Facility of $39,510,000. As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,527,000.

The Company’s current ratio was 1.76 to 1 at December 31, 2012 and 2.09 to 1 at December 31, 2011. Current assets decreased by $4,995,000 from December 31, 2011, while current liabilities increased by $3,100,000 during the same period.

Capital expenditures were $1,804,000 in 2012, which represented a decrease of $886,000 from the capital expenditure levels of 2011. The decrease in capital expenditures was primarily due to $1,125,000 in tenant improvements related to its relocation to a more modern facility in Mexicali, Mexico during 2011. In 2013, the Company anticipates spending approximately $3,600,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology. The 2013 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations during 2012 and 2011.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at December 31, 2012 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Operating Leases	$1,696	$2,626	$1,763	$1,132	$7,217

The table above excludes the Company’s gross liability for uncertain tax positions of $595,000, including accrued interest and penalties, which totaled $62,000 as of December 31, 2012, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments disclosed in the table above.

In an attempt to stabilize copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of December 31, 2012, the Company has no material inventory purchase agreements for copper.

Restructuring Costs

Restructuring activity for the period ended December 31, 2012 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2012
	(in thousands)
2012 Plan
Severance and other employee-related charges	$—	$857	$857	$—

2011 Plan
Severance and other employee-related charges	56	—	56	—

Total restructuring reserve	$56	$857	$913	$—

2012 Restructuring Plan

During the third quarter of 2012, the Company announced to its employees a restructuring plan (“2012 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. As of December 31, 2012, there was a consolidated charge to earnings of $857,000, which was comprised of a $732,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 67, all of which had been terminated as of December 31, 2012.

2011 Restructuring Plan

During the fourth quarter of 2011, the Company announced a restructuring plan (“2011 Plan”) to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL, which is part of the High Power Group. For the year ended December 31, 2011, there was a consolidated charge to earnings of $261,000 which was comprised of a $207,000 charge at SLPE and a $54,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 47, all of which had been terminated as of December 31, 2011. The remaining unpaid termination benefits associated with the plan were paid during January 2012.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

	Net Sales
	Years Ended December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
SLPE	$77,869	$91,066	$(13,197)	(14%)
High Power Group	65,283	63,027	2,256	4
SL-MTI	36,223	35,413	810	2
RFL	21,202	22,825	(1,623)	(7)

Net Sales	$200,577	$212,331	$(11,754)	(6%)

	Income from Operations
	Years Ended December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
SLPE	$2,487	$7,825	$(5,338)	(68%)
High Power Group	6,822	6,940	(118)	(2)
SL-MTI	6,292	6,219	73	1
RFL	2,763	3,189	(426)	(13)
Unallocated Corporate Expenses	(5,463)	(5,639)	176	3

Income from Operations	$12,901	$18,534	$(5,633)	(30%)

During 2012, consolidated net sales decreased by $11,754,000, or 6%. When compared to 2011, net sales at SLPE decreased by $13,197,000, or 14%; net sales of the High Power Group increased by $2,256,000, or 4%; net sales of SL-MTI increased by $810,000, or 2%; and net sales at RFL decreased by $1,623,000, or 7%. SL-MTI benefited from $2,617,000 of sales related to the Astromec acquisition which was completed on February 27, 2012.

In 2012, the Company’s income from operations was $12,901,000, compared to $18,534,000 in 2011, representing a decrease of $5,633,000 or 30%. Income from operations was 6% of sales compared to income from operations of 9% in 2011. All of the Company’s operating entities recorded income from operations in 2012 and 2011. SL-MTI incurred $434,000 of direct acquisition costs related to the Astromec acquisition.

Income from continuing operations in 2012 was $9,357,000, or $2.16 per diluted share, compared to income from continuing operations in 2011 of $12,835,000, or $2.80 per diluted share. Income from continuing operations was approximately 5% of net sales in 2012, compared to income from continuing operations of 6% of net sales in 2011. In 2012 and 2011, income from continuing operations benefited from research and development tax credits by approximately $512,000 and $717,000, or $0.12 and $0.16 per diluted share, respectively. Also, in 2012 and 2011, restructuring costs of $857,000 and $261,000 ($616,000 and $182,000, net of tax) had a negative impact of approximately $0.14 and $0.04 per diluted share, respectively.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $77,869,000, or 39% of consolidated net sales in 2012, compared to $91,066,000, or 43% of consolidated net sales in 2011. At SLPE, the net sales of its medical equipment product line decreased by $6,581,000, or 11%, sales of the industrial product line decreased by $3,055,000, or 21%, sales of the data communications product line decreased by $2,250,000, or 17%, and sales of other products decreased $1,311,000, or 55%. The decrease in sales of the medical equipment product line was primarily due to decreased distributor sales to medical customers, including decreased sales volumes to several large domestic distributors and one large international distributor. The decrease was also due to a general decline in demand in both the domestic and international markets. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to industrial customers, including decreased sales volumes to one large domestic distributor. The decrease was also due to a decrease in sales volumes to a large international customer during 2012. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to a large domestic customer and a general decline in demand in this market segment, which was partially offset by sales to a new large domestic customer. The decrease in sales of other products was primarily due to a decrease in volumes as a result of a shift in focus to standard platform products and services. Returns and distributor credits also negatively affected net sales, which represented approximately 2% and 1% of gross sales in 2012 and 2011, respectively. Domestic sales decreased by 10% and international sales decreased by 25% during 2012.

SLPE reported income from operations of $2,487,000 in 2012, compared to income from operations of $7,825,000 in 2011. Income from operations decreased in 2012 due to a 14% decrease in sales, and an increase in cost of products sold as a percentage of net sales, which were partially offset by a decrease in operating expenses. Cost of products sold increased by approximately 3% as a percentage of net sales during 2012. Operating costs decreased by approximately 5% during 2012, or $906,000, primarily due to a decrease in engineering and product development costs of $1,382,000 and a decrease in depreciation and amortization expense of $280,000, which was partially offset by an increase in restructuring charges of $525,000 and an increase in selling, general and administrative expenses of $231,000. Included in selling, general and administrative expenses are $844,000 of charges related to the China Investigation.

High Power Group

The High Power Group reported net sales of $65,283,000, or 32% of consolidated net sales in 2012, compared to $63,027,000, or 30% of consolidated net sales in 2011. The increase in net sales during 2012 was due to an increase in sales at MTE of $1,761,000, or 6%, and an increase in sales at Teal of $495,000, or 2%.

MTE’s sales increase during 2012 was primarily attributable to an increase in sales to the natural resource markets, especially the oil and gas industry, an increase in sales in the shipboard marine market, and an increase in sales to the commercial facilities market, which was partially offset by a decrease in sales to the general industrial automation market. Domestic sales increased by 7% while international sales increased by 3%. The increase in domestic sales was primarily due to increased filter sales to several customers in the oil and gas industry sales, as well as increased sales to one large customer in the shipboard marine market and increased sales to one large customer in the commercial facilities market. The overall sales increase was also aided by the introduction of a new filter product line and certain price actions taken by MTE. The increase in sales was partially offset by a decline in sales to one large OEM in the general industrial automation market. The increase in international sales was primarily due to increased sales to OEMs in the general industrial automation market and commercial facilities market, which was partially offset by decreased sales to a large oil and gas customer.

Teal’s sales increase was primarily attributable to an increase in sales to customers in the solar market of $2,668,000, which was partially offset by a decrease in sales to the military and aerospace markets of $1,288,000, and a decrease in sales to the semi-conductor market of $730,000. Sales to customers in the medical equipment market were relatively flat in 2012. Teal’s sales to customers in the solar market increased primarily due to a new focus for expansion and growth in the solar market, which included a large order from a large domestic customer during 2012. Sales to military and aerospace customers decreased during 2012 primarily due to decreased volumes to a large domestic customer, partially offset by increased sales to several smaller domestic customers. The decrease in the semi-conductor market was almost entirely driven by a decrease in sales to international customers. Domestic sales increased by 2% and international sales decreased by 1% during 2012.

The High Power Group reported income from operations of $6,822,000 in 2012, which represented a decrease of 2% from 2011. The decrease in income from operations during 2012 was due to a decrease at TEAL of $1,091,000, which was almost entirely offset by an increase at MTE of $973,000. The decrease in the High Power Group’s income from operations was due to an increase in operating expenses, which was partially offset by an improvement in cost of products sold as a percentage of net sales and an increase in net sales. Cost of products sold as a percentage of net sales improved by approximately 1% at the High Power Group. Operating expenses increased by approximately 11% during 2012 primarily due to an increase in selling, general and administrative expenses of $951,000 and an increase in engineering and product development costs of $246,000.

SL-MTI

SL-MTI recorded net sales of $36,223,000, or 18% of consolidated net sales in 2012, compared to $35,413,000, or 16% of consolidated net sales in 2011. SL-MTI recorded $2,617,000 of sales related to the Astromec acquisition during the 2012. As a result, comparable sales, net of the acquisition, decreased by $1,807,000, or 5%, during 2012 as compared to 2011. Sales to customers in the defense industry, excluding the acquisition, decreased by $2,331,000, or 11%, which was partially offset by an increase in other commercial products, excluding Astromec sales, of $245,000, or 12%, an increase in sales of medical products, excluding Astromec sales, of $156,000, or 23%, and an increase in sales to customers in the commercial aerospace industries, excluding Astromec sales, of $123,000, or 1%. Domestic sales increased by 3% and international sales decreased by 5% during 2012. The increase in domestic sales was primarily due to $2,617,000 of sales related to the Astromec acquisition previously mentioned, which was partially offset by a decrease in military sales. The decrease in international sales was primarily related to lower volumes to two large military customers, partially offset by a large customer order in Australia, an increase in sales to customers in the medical industry and an increase in sales to customers in the oil and gas industry.

SL-MTI reported income from operations of $6,292,000 in 2012, which represented an increase of 1% from 2011. SL-MTI recorded $434,000 of direct costs related to the Astromec acquisition during 2012. Excluding the one-time acquisition costs, income from operations increased by $507,000, or 8%, in 2012. The increase was due to an improvement in cost of products sold as a percentage of net sales, which was partially offset by an increase in operating expenses. Cost of products sold improved by approximately 1% as a percentage of net sales during 2012. Operating expenses increased by 4%, excluding acquisition costs, primarily due to an increase in selling, general and administrative expenses of $183,000, excluding acquisition costs, and an increase in depreciation and amortization expense of $122,000, which were partially offset by a decrease in engineering and product development costs of $113,000.

RFL

RFL recorded net sales of $21,202,000, or 11% of consolidated net sales in 2012, compared to $22,825,000, or 11% of consolidated net sales in 2011. Sales of RFL’s protection products decreased by $1,409,000, or 12%, sales of communication products decreased $406,000, or 4%, which was partially offset by an increase in customer service sales of $192,000, or 21%. The decrease in protection products was primarily due to large international customer project in 2011 without a comparable project of that size in 2012 and decreased legacy product sales. The decrease in the communications product line was primarily due to decreased sales to a large domestic customer and decreased sales to an international customer located in Venezuela, which were partially offset by increased sales to a large domestic customer in the rail industry and a new large customer project in the utilities industry. Customer service sales increased primarily due to higher spare parts sales to a domestic customer. Domestic sales decreased by $2,292,000 or 12%, while international sales increased by $669,000, or 16%.

RFL reported income from operations of $2,763,000 in 2012, which represented a decrease of 13% from 2011. Income from operations decreased in 2012 due to a decrease in net sales, which was partially offset by an improvement in cost of products sold as a percentage of net sales. Cost of products sold as a percentage of net sales improved by approximately 2% in 2012. Operating expenses were relatively flat primarily due to an increase in engineering and product development costs of $175,000 and restructuring charges of $67,000, which were primarily offset by a decrease in selling, general, and administrative expenses of $156,000 and decrease in depreciation and amortization expenses of $58,000.

Cost Of Products Sold

Cost of products sold was approximately 68% of net sales in 2012 and 2011, respectively. The cost of products sold as a percentage of net sales remained relatively flat on a decrease in net sales of 6%.

SLPE recorded an increase in cost of products sold as a percentage of net sales, while the High Power Group, SL-MTI and RFL each recorded a decrease in cost of products sold as a percentage of sales. SLPE’s cost of products sold as a percentage of net sales increased by approximately 3% primarily due to unabsorbed manufacturing overhead related to reduced sales and an unfavorable sales mix. SLPE’s cost of products sold as a percentage of net sales also increased due to increases in their inventory reserve and an increase in social security tax in China. The High Power Group recorded a 1% decrease in its cost of products sold as a percentage of net sales due to a 4% decrease at MTE, which was partially offset by a 3% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales levels, which improved overhead absorption. The decrease at MTE was also due to lower commodity costs, increased product pricing, a more favorable product mix, improved efficiencies at the Mexicali plant, and favorable foreign exchange rates. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix and increased overhead spending. During 2012, SL-MTI recorded a 1% decrease in its cost of products sold as a percentage of net sales primarily due to lower overhead spending, lower warranty costs, and lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The decrease in SL-MTI’s cost of products sold as a percentage of net sales was partially offset by an increase in cost of products sold as a percentage of net sales due to the integration of Astromec operations during the first half of the year. Cost of products sold as a percentage of net sales decreased by approximately 2% at RFL due to a favorable change in customer and sales mix during the first half of 2012.

All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See the “Restructuring Costs” section located below and Note 23 for additional information).

Engineering And Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2012 and 2011, respectively. Engineering and product development expenses decreased by $1,074,000, or 8% during 2012 primarily due to a decrease of $1,382,000 at SLPE and a decrease of $113,000 at SL-MTI, which were partially offset by an increase of $246,000 at the High Power Group and increase of $175,000 at RFL. The decrease in engineering and product development costs at SLPE was primarily due to a reduction in engineering staff in 2012. The decrease in engineering and product development costs at SL-MTI was primarily due to a decrease in employee recruiting and relocation expenses during 2012. The increase in engineering and product development costs at the High Power Group was primarily due to an increase at TEAL due to increased consulting costs and a decrease in customer reimbursement for new product development in 2012. Engineering and product development costs at RFL increased primarily due to an increase in engineering staff and an increase in consulting expenses in 2012.

Selling, General And Administrative Expenses

Selling, general and administrative expenses were approximately 18% of net sales for 2012 and 16% of net sales for 2011. During 2012, selling, general and administrative expenses increased by $1,394,000, or 4%, on a 6% decrease in sales.

SLPE’s expenses increased by $231,000 in 2012 primarily due to an increase in consulting and legal fees related to the China Investigation, which was partially offset by lower commission expenses due to reduced sales volumes in 2012 and a decrease in executive bonus expense. The High Power Group recorded an increase in selling, general and administrative expenses of $951,000 primarily due to an increase in selling, general and administrative expenses at MTE of $882,000 and an increase at TEAL of $69,000. MTE’s expenses increased primarily due to litigation costs related to settlement proceedings which have been resolved, and increased selling expenses related to increased sales and new product growth. The increase at the TEAL was primarily due to increased salaries and commissions, partially offset by a decrease in executive bonus expense. SL-MTI increased by $617,000 primarily due to direct costs related to the Astromec acquisition of $434,000. Selling, general and administrative expenses at RFL decreased by $156,000 primarily due to decreased salaries and other employee compensation expenses as a result of reduced headcount, which were partially offset by increased consulting costs for marketing services. Unallocated Corporate Expenses decreased by $176,000 primarily due to a decrease in executive bonus expense and reduced professional fees, primarily related to legal and consulting fees, partially offset by an increase in stock compensation expense related to restricted shares granted to the Company’s Directors on April 2, 2012. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 23 for additional information).

Depreciation And Amortization Expenses

Depreciation and amortization expenses were approximately 1% of net sales in 2012 and 2011, respectively.

Restructuring Costs

Restructuring costs were $857,000 in 2012 compared to $261,000 in 2011 and consisted of severance costs and other employee related charges. During the third quarter of 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The cost reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. During the fourth quarter of 2011, the Company announced a restructuring plan to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL.

Amortization Of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility, the Company incurred deferred financing costs which will be amortized over the term of the 2012 Credit Facility. In connection with entering into the 2008 Credit Facility and related waivers and amendments, the Company incurred deferred financing costs which were amortized over the term of the 2008 Credit Facility. During 2012 and 2011, the amortization of deferred financing costs equaled $138,000 and $218,000, respectively.

Interest Income And Interest Expense

In 2012, interest income was $5,000, compared to $3,000 in 2011. Interest expense in 2012 was $48,000, compared to $179,000 in 2011. The decrease in interest expense in 2012 was primarily due to decreased borrowings under the Company’s new 2012 Credit Facility and under the Company’s 2008 Credit Facility, which expired on August 9, 2012, compared to the same period in 2011. The Company had no outstanding balance as of December 31, 2012 under the 2012 Credit Facility and no outstanding balance as of December 31, 2011 under the 2008 Credit Facility.

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

Other gain (loss), net

Other gain (loss), net in 2012 was a net gain of $302,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The Company recognized a $243,000 gain in 2012, which represents the unrealized gain on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011. Other gain (loss), net also includes a $59,000 gain recognized on the sale of the Company’s investment in RFL Communications during 2012.

Taxes (Continuing Operations)

The effective tax rate was approximately 28% in 2012 as compared to approximately 30% in 2011. The decrease in the effective tax rate during 2012 was due to a 1% decrease in both the tax rate differential on domestic manufacturing deduction benefit and the state income tax expense, net of federal benefit.

Discontinued Operations

Loss from discontinued operations was $1,580,000, net of tax, in 2012 as compared to $4,637,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, legal charges, and certain claims associated with the past operations at the Company’s five environmental sites (See Note 15 – Commitments and Contingencies for further information concerning the environmental sites).

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

Net Income

Net income was $7,777,000, or $1.80 per diluted share, for 2012 compared to $8,198,000, or $1.79 per diluted share, for 2011. The weighted-average number of shares used in the diluted earnings per share computation was 4,330,000 and 4,573,000 for 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

	Net Sales
	Years Ended December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
SLPE	$91,066	$79,615	$11,451	14%
High Power Group	63,027	56,494	6,533	12
SL-MTI	35,413	31,261	4,152	13
RFL	22,825	22,398	427	2

Net Sales	$212,331	$189,768	$22,563	12%

	Income from Operations
	Years Ended December 31,
	2011	2010	$ Variance	% Variance
	(in thousands)
SLPE	$7,825	$6,389	$1,436	22%
High Power Group	6,940	5,418	1,522	28
SL-MTI	6,219	4,801	1,418	30
RFL	3,189	2,990	199	7
Unallocated Corporate Expenses	(5,639)	(6,350)	711	11

Income from Operations	$18,534	$13,248	$5,286	40%

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

Engineering And Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2011, compared to 7% in 2010. Engineering and product development expenses increased by $156,000, or 1%, during 2011 due to a $272,000 increase at the High Power Group, a $150,000 increase at SL-MTI, and a $50,000 increase at RFL, which was partially offset by a $316,000 decrease at SLPE. The increases in engineering and product development expenses were primarily driven by increased compensation expense and continued investment in new programs and products during 2011. The decrease in engineering and product development expenses at SLPE was primarily due to a shift of engineering and product development costs to lower cost locations.

Selling, General And Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales for 2011 and 17% of net sales for 2010. Selling, general and administrative expenses increased by $1,607,000, or 5%, on a 12% increase in sales. SLPE’s expenses increased by $1,966,000, compared to 2010, due to an increase in sales related costs, compensation expenses, and severance paid to the former president of SLPE. The High Power Group recorded an increase in selling, general and administrative expenses of $687,000, due to the addition of employees and increased commissions and compensation expense due to higher sales levels. SL-MTI increased by $162,000, primarily related to increased commissions and compensation expense due to higher sales volumes. The increases at SLPE, the High Power Group and SL-MTI were partially offset by a $468,000 decrease in selling, general and administrative expense at RFL. The decrease at RFL was primarily due to decreased sales and commissions expenses. Unallocated Corporate Expenses decreased by $711,000, or 11%, primarily related to decreased professional fees and severance costs paid to two former executives in 2010.

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

Net Income

Net income was $8,198,000, or $1.79 per diluted share, for 2011 compared to $2,556,000, or $0.44 per diluted share, for 2010. The weighted-average number of shares used in the diluted earnings per share computation was 4,573,000 and 5,811,000 for 2011 and 2010, respectively.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2012 and concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders.

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

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 are submitted herewith:

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

SL INDUSTRIES, INC.
(Company)

By	/s/ William T. Fejes	Date: March 28, 2013
William T. Fejes

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Glen M. Kassan and William T. Fejes, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	/s/ Glen M. Kassan	Date: March 28, 2013
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date: March 28, 2013
William T. Fejes – President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Louis J. Belardi	Date: March 28, 2013
Louis J. Belardi – Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ Warren G. Lichtenstein	Date: March 28, 2013
Warren G. Lichtenstein – Director

By	/s/ Avrum Gray	Date: March 28, 2013
Avrum Gray – Director

By	/s/ James A. Risher	Date: March 28, 2013
James A. Risher – Director

By	/s/ Mark E. Schwarz	Date: March 28, 2013
Mark E. Schwarz – Director

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description

2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

3.2	Restated By-Laws. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000.

10.1*	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2*	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.3*	2008 Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.4	Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2008.

10.5	First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, Teal Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2009.

10.6*	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.7*	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.8*	Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.9*	Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.10*	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.11*	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.12	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 19, 2010, as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.

10.13	Third Amendment to Credit Agreement, dated March 28, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.14	Fourth Amendment to Credit Agreement, dated July 20, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

10.15*	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, entered into during the second fiscal quarter of 2011. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.16*	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2011.

10.17*	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 17, 2012. Form of Restricted Stock Unit Grant Letter and Agreement incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.18*	Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.19	Fifth Amendment to Credit Agreement, dated May 29, 2012, by and among the Company, Bank of America, N.A. as administrative agent and lender, and a syndicate of other lenders party thereto, further amending the Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012.

10.20	Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.21	Amendment to Credit Agreement, dated March 11, 2013, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013.

14**	Code of Conduct and Ethics.

21**	Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SL Industries, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SL Industries, Inc.

We have audited the accompanying consolidated balance sheets of SL Industries Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2013

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,196,000	$5,632,000
Receivables, net	30,306,000	31,141,000
Inventories, net	22,102,000	22,599,000
Other current assets	2,098,000	2,074,000
Deferred income taxes, net	3,415,000	4,666,000

Total current assets	61,117,000	66,112,000

Property, plant and equipment, net	9,593,000	9,416,000
Deferred income taxes, net	9,719,000	8,648,000
Goodwill	22,735,000	22,738,000
Other intangible assets, net	2,670,000	3,229,000
Other assets and deferred charges, net	1,303,000	1,083,000

Total assets	$107,137,000	$111,226,000

LIABILITIES
Current liabilities:
Accounts payable	$18,838,000	$16,875,000
Accrued income taxes	429,000	14,000
Accrued liabilities:
Payroll and related costs	4,955,000	5,256,000
Other	10,586,000	9,563,000

Total current liabilities	34,808,000	31,708,000

Deferred compensation and supplemental retirement benefits	1,930,000	2,084,000
Other long-term liabilities	19,967,000	20,577,000

Total liabilities	56,705,000	54,369,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,963,000 shares, respectively	1,331,000	1,393,000
Capital in excess of par value	21,578,000	25,002,000
Retained earnings	52,280,000	52,825,000
Accumulated other comprehensive (loss)	(452,000)	(349,000)
Treasury stock at cost, 2,517,000 and 2,395,000 shares, respectively	(24,305,000)	(22,014,000)

Total shareholders’ equity	50,432,000	56,857,000

Total liabilities and shareholders’ equity	$107,137,000	$111,226,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010

Net sales	$200,577,000	$212,331,000	$189,768,000
Cost and expenses:
Cost of products sold	136,542,000	143,420,000	128,011,000
Engineering and product development	11,746,000	12,820,000	12,664,000
Selling, general and administrative	35,820,000	34,426,000	32,819,000
Depreciation and amortization	2,711,000	2,870,000	3,026,000
Restructuring charges	857,000	261,000	—

Total cost and expenses	187,676,000	193,797,000	176,520,000

Income from operations	12,901,000	18,534,000	13,248,000
Other income (expense):
Amortization of deferred financing costs	(138,000)	(218,000)	(252,000)
Interest income	5,000	3,000	2,000
Interest expense	(48,000)	(179,000)	(86,000)
Fire related gain (loss), net	—	277,000	(109,000)
Other gain (loss), net	302,000	—	—

Income from continuing operations before income taxes	13,022,000	18,417,000	12,803,000
Income tax provision	3,665,000	5,582,000	3,021,000

Income from continuing operations	9,357,000	12,835,000	9,782,000
(Loss) from discontinued operations, net of tax	(1,580,000)	(4,637,000)	(7,226,000)

Net income	$7,777,000	$8,198,000	$2,556,000

Basic net income (loss) per common share
Income from continuing operations	$2.17	$2.83	$1.69
(Loss) from discontinued operations, net of tax	(0.37)	(1.02)	(1.25)

Net income	$1.80	$1.81	$0.44

Diluted net income (loss) per common share
Income from continuing operations	$2.16	$2.80	$1.68
(Loss) from discontinued operations, net of tax	(0.36)	(1.01)	(1.24)

Net income	$1.80	$1.79	$0.44

Shares used in computing basic net income (loss) per common share	4,313,000	4,535,000	5,775,000
Shares used in computing diluted net income (loss) per common share	4,330,000	4,573,000	5,811,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
Net income	$7,777,000	$8,198,000	$2,556,000
Other comprehensive income, net of tax:
Foreign currency translation	(103,000)	(262,000)	54,000

Comprehensive income	$7,674,000	$7,936,000	$2,610,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Common Stock				Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
	Issued		Held In Treasury
	Shares	Amount	Shares	Amount
Balance December 31, 2009	8,298,000	$1,660,000	(2,166,000)	$(17,517,000)	$43,027,000	$42,071,000	$(141,000)	$69,100,000
Net income						2,556,000		2,556,000
Foreign currency translation							54,000	54,000
Other, including exercise of employee stock options and related income tax benefits			107,000	877,000	(104,000)			773,000
Stock-based compensation					174,000			174,000
Repurchase and retirement of common stock	(1,335,000)	(267,000)			(19,184,000)			(19,451,000)
Treasury stock sold			60,000	476,000	172,000			648,000
Treasury stock purchased			(478,000)	(6,605,000)				(6,605,000)

Balance December 31, 2010	6,963,000	$1,393,000	(2,477,000)	$(22,769,000)	$24,085,000	$44,627,000	$(87,000)	$47,249,000

Net income						8,198,000		8,198,000
Foreign currency translation							(262,000)	(262,000)
Other, including exercise of employee stock options and related income tax benefits			82,000	755,000	353,000			1,108,000
Stock-based compensation					564,000			564,000

Balance December 31, 2011	6,963,000	$1,393,000	(2,395,000)	$(22,014,000)	$25,002,000	$52,825,000	$(349,000)	$56,857,000

Net income						7,777,000		7,777,000
Foreign currency translation							(103,000)	(103,000)
Other, including exercise of employee stock options, awards released and related income tax benefits			18,000	177,000	(64,000)			113,000
Stock-based compensation					842,000			842,000
Repurchase and retirement of common stock	(307,000)	(62,000)			(4,202,000)			(4,264,000)
Treasury stock purchased			(140,000)	(2,468,000)				(2,468,000)
Dividends declared						(8,322,000)		(8,322,000)

Balance December 31, 2012	6,656,000	$1,331,000	(2,517,000)	$(24,305,000)	$21,578,000	$52,280,000	$(452,000)	$50,432,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$7,777,000	$8,198,000	$2,556,000
Adjustment for losses from discontinued operations	1,580,000	4,637,000	7,226,000

Income from continuing operations	9,357,000	12,835,000	9,782,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,791,000	1,842,000	1,894,000
Amortization	920,000	1,028,000	1,132,000
Amortization of deferred financing costs	138,000	218,000	252,000
Stock-based compensation	842,000	564,000	174,000
Tax benefit from exercise of stock options	(33,000)	(291,000)	(19,000)
(Gain) on foreign exchange contracts	(243,000)	—	—
Non-cash compensation expense	—	—	156,000
Non-cash fire related (gain) loss	—	(277,000)	109,000
Provisions for losses on (recoveries of) accounts receivable	20,000	18,000	(66,000)
Deferred compensation and supplemental retirement benefits	399,000	423,000	428,000
Deferred compensation and supplemental retirement benefit payments	(539,000)	(537,000)	(536,000)
Deferred income taxes	181,000	(1,587,000)	(2,047,000)
(Gain) on sale of investment	(59,000)	—	—
Loss on sales of equipment	24,000	22,000	41,000
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	831,000	(388,000)	(8,299,000)
Inventories	1,195,000	(374,000)	(3,250,000)
Other assets	71,000	(599,000)	(1,167,000)
Accounts payable	1,913,000	1,981,000	4,681,000
Other accrued liabilities	(767,000)	3,360,000	2,127,000
Accrued income taxes	446,000	(1,215,000)	3,922,000

Net cash provided by operating activities from continuing operations	16,487,000	17,023,000	9,314,000
Net cash (used in) operating activities from discontinued operations	(959,000)	(1,347,000)	(1,496,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,528,000	15,676,000	7,818,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,804,000)	(2,690,000)	(1,416,000)
Acquisition of a business, net of cash acquired	(756,000)	—	—
Return of deposit on land rights	—	137,000	—
Purchases of other assets	(215,000)	(71,000)	(232,000)
Proceeds from sale of investment	81,000	—	—

NET CASH (USED IN) INVESTING ACTIVITIES	(2,694,000)	(2,624,000)	(1,648,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	2,850,000	—	—
Payments of Senior Revolving Credit Facility	(2,850,000)	—	—
Proceeds from Revolving Credit Facility	4,100,000	11,000,000	19,800,000
Payments of Revolving Credit Facility	(4,100,000)	(20,800,000)	(10,000,000)
Payments of deferred financing costs	(340,000)	(67,000)	(57,000)
Repurchase and retirement of common stock	(4,264,000)	—	(19,451,000)
Treasury stock purchases	(2,468,000)	—	(6,605,000)
Treasury stock sales	—	—	648,000
Proceeds from stock options exercised	80,000	817,000	754,000
Tax benefit from exercise of stock options	33,000	291,000	19,000
Dividends paid	(8,322,000)	—	—

NET CASH (USED IN) FINANCING ACTIVITIES	(15,281,000)	(8,759,000)	(14,892,000)

Effect of exchange rate changes on cash	11,000	(35,000)	129,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,436,000)	4,258,000	(8,593,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,632,000	1,374,000	9,967,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,196,000	$5,632,000	$1,374,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Background: SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 22. The Company’s discontinued operations are described and defined in Note 4.

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

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2012 and December 31, 2011, cash and cash equivalents held in the United States are held principally at one financial institution.

Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $591,000 and $603,000 as of December 31, 2012 and December 31, 2011, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

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

The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2012.

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

As a result of the testing that was conducted as of December 31, 2012, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. There were no impairment charges related to goodwill and intangible assets recorded during 2012, 2011 and 2010.

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

Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” The net unamortized deferred financing costs at December 31, 2012 and December 31, 2011 were $268,000 and $65,000, respectively. The financing cost amortization expense was $138,000, $218,000, and $252,000, for 2012, 2011, and 2010, respectively.

Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2012, 2011 and 2010, these expenses were $695,000, $643,000 and $1,293,000, respectively.

Advertising Costs: Advertising costs are expensed as incurred. For 2012, 2011 and 2010, these costs were $340,000, $299,000 and $192,000, respectively.

Research And Development Costs: Research and development costs are expensed as incurred. For 2012, 2011 and 2010, these costs were $3,316,000, $2,888,000 and $2,734,000, respectively.

Other Income (Expense), net: As of December 31, 2012, Other Income (Expense), net includes $243,000 which represents the unrealized gain on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011 (see Note 18 for additional information). Other Income (Expense), net also includes a $59,000 gain recognized on the sale of the Company’s investment in RFL Communications PLC, (“RFL Communications”) during 2012 (see Note 25 for additional information).

Income Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes valuation allowances if the Company believes that it is more likely than not that some of the deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it is more likely than not that the benefit will be sustained on audit by the taxing authority based on the merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, based on the Company’s judgment, is greater than fifty percent likely to be realized. The Company records interest and penalties related to unrecognized tax benefits as income tax expense.

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

Derivative Instruments And Hedging Activities: FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company enters into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Currently, the Company does not apply hedge accounting to any of its foreign currency derivatives.

Note 2. Income Per Share

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

The table below sets forth the computation of basic and diluted net income (loss) per share:

	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$9,357	$12,835	$9,782

Diluted net income available to common shareholders from continuing operations	$9,357	$12,835	$9,782

Shares:
Basic weighted average number of common shares outstanding	4,313	4,535	5,775
Common shares assumed upon exercise of stock options	17	38	36

Diluted weighted average number of common shares outstanding	4,330	4,573	5,811

Basic net income (loss) per common share:
Income from continuing operations	$2.17	$2.83	$1.69
(Loss) from discontinued operations (net of tax)	(0.37)	(1.02)	(1.25)

Net income	$1.80	$1.81	$0.44

Diluted net income (loss) per common share:
Income from continuing operations	$2.16	$2.80	$1.68
(Loss) from discontinued operations (net of tax)	(0.36)	(1.01)	(1.24)

Net income	$1.80	$1.79	$0.44

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, approximately 6,000, 4,000 and 106,000 stock options, respectively, were excluded from the dilutive computations. Stock options are excluded from dilutive computations when the option exercise prices are greater than the average market price of the Company’s common stock.

Note 3. Recently Adopted And Issued Accounting Standards

Recently Adopted Accounting Standards And Other Standards

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) to determine if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for the first annual period beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements And Other Standards

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

In October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements,” which makes certain technical corrections and improvements and conforming amendments related to fair value measurements. The amendments represent changes to clarify, correct unintended application of, or make minor improvements to the FASB Accounting Standards Codification that are not expected to have a significant effect on current accounting practice. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. ASU 2013-02 is effective for fiscal periods beginning after December 15, 2012. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Discontinued Operations

For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, total loss from discontinued operations was $2,151,000, $9,688,000, and $10,577,000 ($1,580,000, $4,637,000, and $7,226,000, net of tax), respectively. The losses from discontinued operations relate to environmental remediation costs, consulting fees, legal charges, and certain claims associated with the past operations at the Company’s five environmental sites (See Note 15 for additional information).

During the fourth quarter of 2011, the Company recorded a $8,300,000 ($5,151,000 net of tax) charge related to estimated environmental remediation liabilities associated with the past operations of SurfTech (see Note 15 for additional information). The remaining loss from discontinued operations during 2011 was related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s other four environmental sites. The charges mentioned above were partially offset by a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The tax settlement had no impact on the Company’s cash flows.

During 2010, the Company recorded additions to the environmental reserve of $9,669,000, which were partially offset by payments of $617,000. The additions and payments to the environmental reserve were related to estimated environmental remediation liabilities associated with the past operations of SurfTech.

Note 5. Receivables

Receivables consist of the following:

	December 31,
	2012	2011
	(in thousands)
Trade receivables	$29,284	$30,447
Less: allowance for doubtful accounts	(591)	(603)

Trade receivables, net	28,693	29,844
Recoverable income taxes	—	202
Other	1,613	1,095

Receivables, net	$30,306	$31,141

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

Note 7. Inventories

Inventories consist of the following:

	December 31,
	2012	2011 (1)
	(in thousands)
Raw materials	$15,726	$16,219
Work in process	4,623	4,161
Finished goods	4,819	4,494

Gross inventory	25,168	24,874
Less: allowances	(3,066)	(2,275)

Inventories, net	$22,102	$22,599

(1)	Prior year reclassification for comparative purposes.

The above includes certain inventories that are valued using the LIFO method, which aggregated $5,414,000 and $4,248,000 as of December 31, 2012 and December 31, 2011, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2012 and December 31, 2011 was approximately $687,000 and $639,000, respectively.

Note 8. Property, Plant And Equipment

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Land	$1,146	$1,074
Buildings and leasehold improvements	9,292	8,963
Equipment and other property	25,781	24,741

	36,219	34,778
Less: accumulated depreciation	(26,626)	(25,362)

Property, plant and equipment, net	$9,593	$9,416

Depreciation expense on property, plant and equipment was $1,791,000, $1,842,000, and $1,894,000 for 2012, 2011, and 2010, respectively.

Note 9. Goodwill And Intangible Assets

Acquisitions in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. Astromec designs, develops and manufactures high-reliability, fractional horsepower motors and motion control accessories. Astromec provides custom motor and motion control solutions to the aerospace, defense, medical and commercial and industrial markets. SL-MTI recorded direct acquisition costs of approximately $434,000 during 2012, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

At December 31, 2012, the financial statements reflect the final purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also includes $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2012, $112,000 was paid related to the earn-out. The results from the acquisition date through December 31, 2012 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		December 31, 2012			December 31, 2011
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$3,078	$790	$3,700	$2,587	$1,113
Patents (2)	5 to 20	1,285	1,187	98	1,250	1,154	96
Developed technology	5 to 6	1,700	1,700	—	1,700	1,517	183
Licensing fees	5 to 10	450	340	110	450	285	165

Total amortized finite-lived intangible assets		7,303	6,305	998	7,100	5,543	1,557

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$8,975	$6,305	$2,670	$8,772	$5,543	$3,229

(1)

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.

(2)	During 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. There were no impairment charges related to goodwill and intangible assets recorded during 2012, 2011 and 2010.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2013	$440
2014	$401
2015	$58
2016	$39
2017	$14

Total amortization expense, excluding the amortization of deferred financing costs, for 2012, 2011 and 2010 was $920,000, $1,028,000 and $1,132,000, respectively. Amortization expense related to intangible assets for 2012, 2011 and 2010 was $761,000, $884,000 and $901,000, respectively. Amortization expense related to software for 2012, 2011 and 2010 was $159,000, $144,000 and $231,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance December 31, 2011	Foreign Exchange	Balance December 31, 2012
	(in thousands)
SL Power Electronics Corp.	$4,245	$(3)	$4,242
High Power Group:
MTE Corporation	8,189	—	8,189
TEAL Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Goodwill	$22,738	$(3)	$22,735

Note 10. Income Taxes

Income tax provision (benefit) for the fiscal years 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax provision from continuing operations	$3,665	$5,582	$3,021
Income tax (benefit) from discontinued operations	(570)	(5,051)	(3,351)

Total income tax provision (benefit)	$3,095	$531	$(330)

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$10,820	$15,304	$8,073
Foreign	2,202	3,113	4,730

Income from continuing operations before income taxes	$13,022	$18,417	$12,803

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$2,544	$2,307	$(2,317)
Foreign	719	897	3,343
State	(116)	202	1,306
Deferred:
Federal	577	1,824	4,058
Foreign	89	203	(2,031)
State	(148)	149	(1,338)

Income tax provision from continuing operations	$3,665	$5,582	$3,021

The benefit for income taxes related to discontinued operations for 2012, 2011, and 2010 was $570,000, $5,051,000, and $3,351,000, respectively.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets related to continuing operations:
Deferred compensation	$924	$998
Inventory valuation	664	661
Tax loss carryforward	1,587	1,913
Foreign tax credit carryforward	—	17
R&D tax credit carryforward	1,047	876
Accrued expenses	508	520
Warranty	414	514
Vacation and bonus expense	1,330	1,775
Other	537	342
Less valuation allowances	(415)	(417)

Deferred tax assets related to continuing operations	6,596	7,199

Deferred tax liabilities related to continuing operations:
Accelerated depreciation and amortization	2,676	2,866

Net deferred tax assets related to continuing operations	3,920	4,333

Net deferred tax assets related to discontinued operations	9,214	8,981

Net deferred tax assets	$13,134	$13,314

The Company has not made a provision for U.S. income taxes and foreign withholding taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. As of December 31, 2012, $10,548,000 of the undistributed earnings are expected to be permanently reinvested.

As of December 31, 2012, the Company has no foreign tax credits. As of December 31, 2011, the Company’s gross foreign tax credits totaled approximately $17,000.

As of December 31, 2012 and December 31, 2011, the Company’s research and development tax credits totaled approximately $1,047,000 and $876,000, respectively. The increase in research and development tax credits during 2012 was primarily due to state credits as well as adjustments to prior year federal credits. No new federal research and development credits were recognized during 2012. Of the December 31, 2012 credits, approximately $368,000 can be carried forward for 15 years and expire between 2015 and 2027, while $679,000 will carry over indefinitely.

As of December 31, 2012, the Company has gross federal and state net operating loss carryforward tax benefits of $3,786,000 and $1,960,000, respectively, which expire at various dates from 2013 to 2032. In addition, the Company has a gross foreign net operating loss carryforward tax benefit of $576,000, which does not expire.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $13,134,000 of the net deferred tax assets as of December 31, 2012 will be realized. The Company has an allowance of $1,987,000 (mostly related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.

The following is a reconciliation of income tax expense (benefit) related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2012	2011		2010
Statutory rate	35%	35	% (1)	34%
Tax rate differential on domestic manufacturing deduction benefit	(2)	(1)		(1)
State income taxes, net of federal income tax	1	2		1
Foreign operations	(2)	(2)		(2)
Research and development credits	(4)	(4)		(5)
Other	—	—		(3)

Effective tax rate	28%	30%		24%

(1)	During 2011, the Company’s federal statutory tax rate increased from 34% to 35% due to the increase in the Company’s earnings.

For the fiscal year ended December 31, 2012, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

Unrecognized Tax Positions

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. During the third quarter of 2011 the Company was contacted by the Internal Revenue Service (the “IRS”) to examine the calendar years 2009 and 2010. The examination was completed during the fourth quarter of 2012 with no material adjustments.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2012	2011		2010
Gross unrecognized tax benefits, beginning of year	$722,000	$2,358,000		$2,526,000
Increases in tax positions taken in the current year	65,000	217,000		660,000
Increases in tax positions taken in prior years	60,000	57,000		31,000
Decreases in tax positions taken in prior years	—	(932,000	)(1)	(138,000)
Decreases in tax positions related to settlement with tax authorities	(96,000)	(564,000)		(289,000)
Statute of limitations expired	(156,000)	(414,000)		(432,000)

Gross unrecognized tax benefits, end of year	$595,000	$722,000		$2,358,000

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

If recognized, all of the net unrecognized tax benefits at December 31, 2012 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2012 and December 31, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $62,000 and $80,000, respectively.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $37,000. The Company has recorded $657,000 in other long-term liabilities which represents the total gross unrecognized tax benefits, including interest and penalties.

Note 11. Debt

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

On May 29, 2012, the Company entered into a Fifth Amendment to the 2008 Credit Facility. The Fifth Amendment, among other things, (a) amended the definition of Maturity Date to extend the Maturity Date of the Credit Agreement to August 30, 2012, (b) amended the Minimum Net Worth financial covenant, and (c) amended the business covenants to permit the Company to issue one or more dividends and/or purchase its registered capital stock then issued and outstanding, in an amount not in excess, in the aggregate, of Twenty Million Dollars ($20,000,000), on a trailing twelve month basis. In consideration for these amendments, the Company agreed to pay the lenders $43,000, which was amortized over the remaining life of the 2008 Credit Facility.

On August 9, 2012, the Company entered into a new senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013 to a maximum of $25,000,000 subject to designated usage) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

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

As of December 31, 2012, the Company incurred $297,000 in fees and expenses in connection with the 2012 Credit Facility, which are amortized over the term of the 2012 Credit Facility. The remaining unamortized deferred financing costs associated with the 2008 Credit Facility were recognized on the consolidated statement of income in the third quarter of 2012.

As of December 31, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At December 31, 2012, the Company had total availability under the 2012 Credit Facility of $39,510,000. As of December 31, 2011, the Company had no outstanding balance under the 2008 Credit Facility. At December 31, 2011, the Company had total availability under the 2008 Credit Facility of $39,527,000.

Note 12. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	December 31,
	2012	2011
	(in thousands)
Taxes (other than income) and insurance	$602	$332
Commissions	680	775
Litigation and legal fees	138	97
Other professional fees	418	519
Environmental	5,334	4,676
Warranty	1,102	1,318
Deferred revenue	56	101
Acquisition earn-out, current	164	—
Other	2,092	1,745

Accrued liabilities - other	$10,586	$9,563

Included in the environmental accrual are estimates for all known costs believed to be probable and reasonably estimable for sites that the Company currently operates or operated at one time (see Note 15 for additional information).

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.

The following is a summary of activity in accrued warranty and service liabilities:

	December 31,
	2012	2011
	(in thousands)
Liability, beginning of year	$1,318	$1,553
Expense for new warranties issued	962	643
Accruals related to preexisting warranties (1)	(267)	—
Warranty claims paid	(911)	(878)

Liability, end of period	$1,102	$1,318

(1)	Includes adjustments related to changes in estimates.

Note 13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2012	2011
	(in thousands)
Environmental	$19,033	$18,533
Unrecognized tax benefits, interest and penalties	657	802
Long-term incentive plan	220	1,242
Acquisition earn-out, long-term	57	—

Other long-term liabilities	$19,967	$20,577

Note 14. Retirement Plans And Deferred Compensation

During the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), the High Power Group, including Teal Electronics Corporation (“Teal”) and MTE Corporation (“MTE”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”) and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2012, 2011 and 2010 amounted to approximately $653,000, $884,000 and $1,315,000, respectively.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $399,000, $423,000 and $428,000 for 2012, 2011 and 2010, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2012, the aggregate death benefit totaled $493,000, with the corresponding cash surrender value of all policies totaling $299,000. As of December 31, 2011, the aggregate death benefit totaled $546,000, with the corresponding cash surrender value of all policies totaling $304,000.

As of December 31, 2012, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $299,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $4,000, $11,000 and $17,000 for 2012, 2011 and 2010, respectively.

Note 15. Commitments And Contingencies

Leases: The Company is a party to certain leases for facilities, equipment and vehicles from third parties, which expire through 2020. The minimum rental commitments as of December 31, 2012 are as follows:

Operating Leases
(in thousands)
2013	$1,696
2014	1,367
2015	1,259
2016	887
2017	876
Thereafter	1,132

Total minimum payments	$7,217

For 2012, 2011 and 2010, rental expense applicable to continuing operations aggregated approximately $2,110,000, $2,116,000 and $1,874,000, respectively.

Letters Of Credit: As of December 31, 2012 and December 31, 2011, the Company was contingently liable for $490,000 and $473,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

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

The Company has reached an agreement with the both United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement. The Company has agreed to perform the remediation for OU-2. The Company intends to have its environmental consultants, who are expected to perform the requirements of the OU-2 remediation, and perform an active role in the remediation design. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made thirty days after the effective date of the Consent Decree (day the judge signs and files the decree). The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000 plus interest to avoid two payments in one continuous twelve month period. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The Consent Decree is subject to a public comment period and finally must be approved by the Federal District Court which we expect to occur by the second quarter of fiscal 2013 thereby triggering the Company’s obligation under the Consent Decree. During the third quarter of 2012, the Company’s legal counsel had been notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000. Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000 to fully resolve the claim recently presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey is currently evaluating the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the State of New Jersey’s claim to be in the range of $20,378,000 to $32,078,000. The Company has recorded an accrual of $20,378,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the ROD for OU-2 and the evaluation of data by our environmental engineering consultants. The liability for past costs of OU-1 and OU-2 is based upon the current terms of the Consent Decree. The Company, in consultation with its consultants and legal counsel, has agreed to a Statement of Work (“SOW”) for the implementation of the remedy selected in the September 26, 2011 ROD for OU-2. The SOW will be incorporated into the Consent Decree and will be an enforceable part of the Consent Decree.

Other

The Company conducted an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the China Investigation, which is substantially complete, the estimated amounts of such gifts and entertainment was not material to the Company’s financial statements. Such estimate does not take into account the costs to the Company of the China Investigation itself, or any other additional costs.

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel has contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully and update the DOJ and SEC periodically on further developments. The Company’s counsel has done so, and the Company has continued to cooperate fully with the DOJ and the SEC on the results of the China Investigation and various remediation actions undertaken by the Company.

The Company had retained outside counsel and forensic accountants to assist in the China Investigation. Additionally, the Company has hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which was completed in December 2012. The Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

In the ordinary course of its business the Company is and may be subject to other loss contingencies pursuant to foreign and domestic federal, state and local governmental laws and regulations and may be party to certain legal actions, frequently involving complaints by terminated employees and disputes with customers, suppliers and others. In the opinion of management, any such other loss contingencies are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $24,367,000 of which $19,033,000 is included as other long-term liabilities as of December 31, 2012. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. Delineation of the soil and groundwater contamination is substantially complete. In the third quarter of 2009, the Company completed building demolition and excavated and disposed of some of the contaminated soil underlying the building’s foundation The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010 an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2013. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. The groundwater injection pilot study and permit application were submitted to the NJDEP in May 2011, and then re-submitted in June 2012 by the Company’s LSRP. The Company received from the NJDEP the permit approval in October 2012. Implementation of the groundwater pilot study is scheduled to occur in 2013 with post-injection effectiveness monitoring to occur in 2014. At December 31, 2012, the Company had an accrual of $2,204,000 to remediate the Camden Site. The Company anticipates expenditures of approximately $1,040,000 during fiscal 2013.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings (the “Main Building”) was outfitted with a sub-slab depressurization system as a mitigation measure. The source investigations under the Main Building were completed in June 2012. Soil and groundwater samples collected from underneath the Main Building identified COCs in excess of the NJDEP’s applicable remediation standards. Consequently, a soil contaminant source remains under the Main Building that is feeding the groundwater contamination. The remedial investigation conducted in the second quarter of 2012 identified a new soil source of COCs and two sub-grade anomalies. Additional investigations conducted in December 2012 mostly delineated the extent of COC’s in soil at the new soil source area and confirmed that the sub-grade anomalies did not contain regulated features requiring additional investigation. A soil remedial action plan will be required in order to remove the new soil source contamination by the second building that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Accordingly, the reserve for this site was increased during the third quarter of 2012 by $485,000 to account for these remedial activities. The accrual for remediation cost at December 31, 2012 for this site is $1,255,000. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Based on the current information, the Company believes it will incur remediation costs at this site of approximately $111,000, which has been accrued for at December 31, 2012. These costs are recorded as a component of continuing operations.

As of December 31, 2012 and December 31, 2011, environmental accruals of $24,367,000 and $23,209,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 12 and 13 for additional information).

Employment Agreements: During October 2010, two former executives entered into Separation Agreements and Mutual Releases (the “Agreements”). The effective dates of the Agreements were October 22, 2010 and October 28, 2010. Total consideration paid to both executives was $1,043,000, minus applicable taxes and withholdings. The payments were for, among other things, severance, accrued vacation, legal fees, and for one executive, payment pursuant to a certain bonus agreement dated August 5, 2002. The payments were completed during the fourth quarter of 2010.

During 2010, the Company entered into severance agreements with certain key employees that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments equal twelve months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2012 and if these employees had been terminated during the year, the payments would have aggregated approximately $640,000 under such change-of-control agreements.

During 2012, the Company entered into a severance agreement with a key employee that provides for a one-time payment in the event the employee is terminated within twelve months of a change-of-control, as defined. The payment equals eighteen months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2012 and if the employee had been terminated during the year, the payment would have equaled $315,000 under the change-of-control agreement. This agreement expired on January 1, 2013.

Note 16. Foreign Operations

In addition to manufacturing operations in California, Minnesota, New Jersey and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, and Xianghe, China. SLPE manufactures most of its products in Mexico and China. Teal, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. SLPE, the High Power Group and SL-MTI price and invoice their sales primarily in U.S. dollars. The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be. RFL sales, costs, and expenses are priced in U.S. dollars.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 20%, 21% and 22% of net sales from continuing operations for 2012, 2011 and 2010, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar (see Note 18 for additional information).

Note 17. Fair Value Measurement And Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets
Derivative financial instruments	$—	$243	$—	$243

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012.

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 18. Derivative Instruments And Hedging Activities

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

Risk Management Objective of Using Derivatives

The Company is a USD functional currency entity that manufactures products in the USA, Mexico and China. The Company’s sales are priced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican peso (MXN) and Chinese yuan (CNH). As a result, the Company has exposure to changes in exchange rates between the time when expenses in the non-functional currencies are initially incurred and the time when the expenses are ultimately paid. The Company’s objective in using derivatives is to add stability and to manage its exposure to foreign exchange risks. To accomplish this objective, the Company uses foreign currency forward contracts to manage its exposure to fluctuations in the exchange rates. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date.

During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of December 31, 2012, the fair value of the foreign currency forward contracts was recorded as a $243,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of December 31, 2012:

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	9	MXN	43,000
Chinese Yuan (CNH) Forward Contracts	7	CNH	32,000

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the twelve months ended December 31, 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$243

The Company did not enter into foreign exchange contracts during fiscal 2011 and fiscal 2010.

Note 19. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As a result, as of December 31, 2012, approximately 330,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

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

On November 26, 2012, the board of directors of the Company declared a one-time special cash dividend of $2.00 per common share (the “Dividend”) for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility.

Note 20. Stock-Based Compensation

At December 31, 2012, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the total compensation expense (included in selling, general and administrative expense) related to these plans was $842,000, $564,000, and $174,000 ($605,000, $317,000, and $107,000, net of tax), respectively.

The Company maintains a shareholder approved stock option plan that has expired: the Non-Employee Director Nonqualified Stock Option Plan (the “Director Plan”). The Director Plan provided for the granting of nonqualified options to purchase up to 250,000 shares of the Company’s common stock to non-employee directors of the Company in lieu of paying quarterly retainer fees and regular quarterly meeting attendance fees. Stock options granted under the Director Plan stipulated an exercise price per share of the fair market value of the Company’s common stock on the date of grant. Each option granted under the Director Plan is exercisable at any time and expires ten years from date of grant. The expiration date of the Director Plan was May 31, 2003. During 2012, 13,000 options were exercised. As a result, no options were outstanding under the Director Plan as of December 31, 2012.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during 2012. As of December 31, 2012, there were 135,000 options outstanding under the 2008 Plan. As of December 31, 2012, there were 158,000 shares available for grant under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the twelve months ended December 31, 2012, $34,000 was charged to compensation expense. As of December 31, 2012, total unamortized compensation expense for this grant was $98,000. As of December 31, 2012, the maximum number of achievable RSUs under the 2011 LTIP is 36,000 RSUs.

During the third quarter of 2011, the Company awarded each Director 1,000 restricted shares pursuant to the 2008 Plan that vest upon the earlier of: (1) the first anniversary of the grant date, (2) at the time of the recipient’s termination, or (3) at the time of the recipient’s retirement. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $123,000 of stock compensation expense during the third quarter of 2011. The weighted-average price of these restricted stock grants was $24.62 per share based on the grant date of July 29, 2011. During 2012, 5,000 shares were granted under this award.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During 2012, $47,000 was charged to compensation expense. As of December 31, 2012, total unamortized compensation expense for this grant was $108,000. As of December 31, 2012, the maximum number of achievable RSUs under the 2012 LTIP was 54,000 RSUs.

On April 2, 2012, the Company granted each Director, except the Chairman, 3,000 restricted shares pursuant to the 2008 Plan. The Chairman was granted 10,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the earlier of: (1) the first anniversary of the grant date, (2) at the time of the recipient’s termination, or (3) at the time of the recipient’s retirement. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $431,000 of stock compensation expense during the second quarter of 2012. The weighted-average price of these restricted stock grants was $19.57 per share based on the grant date of April 2, 2012. As of December 31, 2012, no shares were granted under this award.

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Year Ended December 31, 2010
Weighted average fair value of grants	$6.78
Valuation assumptions:
Expected dividend yield	0.00%
Expected volatility	68.44
Expected life (in years)	4.44
Risk-free interest rate	1.71%

No stock options were granted during fiscal 2012 and fiscal 2011.

Stock Options

Option activity under the principal option plans as of December 31, 2012 and changes during the year then ended were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	253	$11.34	4.93	$1,554
Granted	—	—
Exercised	(82)	9.95
Forfeited	(5)	12.80
Expired	(18)	10.33

Outstanding as of December 31, 2011	148	$12.17	4.95	$608
Granted	—	—
Exercised	(13)	6.00
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2012	135	$12.79	4.33	$670

Exercisable as of December 31, 2012	87	$12.90	4.19	$422

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, were $161,000, $879,000 and $568,000, respectively.

As of December 31, 2012, $197,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.6 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises for the year ended December 31, 2012 and December 31, 2011 was $80,000 and $817,000, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $33,000 and $291,000 for the fiscal years ended December 31, 2012 and December 31, 2011. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

Note 21. Cash Flow Information

Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Interest paid	$46	$185	$81
Income taxes paid	$2,997	$5,264	$1,951

Note 22. Industry Segments

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (Teal and MTE). Teal designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2012, 2011 or 2010. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales
SLPE	$77,869	$91,066	$79,615
High Power Group	65,283	63,027	56,494
SL-MTI	36,223	35,413	31,261
RFL	21,202	22,825	22,398

Net sales	$200,577	$212,331	$189,768

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Income from operations
SLPE	$2,487	$7,825	$6,389
High Power Group	6,822	6,940	5,418
SL-MTI	6,292	6,219	4,801
RFL	2,763	3,189	2,990
Unallocated Corporate Expenses (1)	(5,463)	(5,639)	(6,350)

Income from operations	12,901	18,534	13,248

Amortization of deferred financing costs	(138)	(218)	(252)
Interest income	5	3	2
Interest expense	(48)	(179)	(86)
Fire related gain (loss), net	—	277	(109)
Other gain (loss), net	302	—	—

Income from continuing operations before income taxes	$13,022	$18,417	$12,803

(1)

Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

	December 31,
	2012	2011
	(in thousands)
Total assets
SLPE	$36,419	$39,205
High Power Group	31,296	29,639
SL-MTI	12,012	11,505
RFL	13,744	13,973
Unallocated Corporate Assets	13,666	16,904

Total assets	$107,137	$111,226

	December 31,
	2012	2011
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,563	$4,733
High Power Group	15,343	15,820
SL-MTI	140	—
RFL	5,359	5,414

Goodwill and other intangible assets, net	$25,405	$25,967

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Capital expenditures
SLPE	$386	$1,660	$492
High Power Group	613	275	440
SL-MTI	549	512	258
RFL	251	224	226
Unallocated Corporate Expenses	5	19	—

Capital expenditures	$1,804	$2,690	$1,416

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Depreciation and amortization (1)
SLPE	$926	$1,207	$1,381
High Power Group	926	856	831
SL-MTI	431	309	302
RFL	415	473	465
Unallocated Corporate Expenses	13	25	47

Depreciation and amortization	$2,711	$2,870	$3,026

(1)	Excludes amortization of deferred financing costs.

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales (1)
United States	$160,059	$167,677	$148,361
Foreign	40,518	44,654	41,407

Consolidated net sales	$200,577	$212,331	$189,768

Long-lived assets (2)
United States	$6,318	$5,829	$5,978
Foreign	3,275	3,587	2,943

Consolidated long-lived assets	$9,593	$9,416	$8,921

(1)	Net sales are attributed to countries based on location of customer.
(2)	Includes net tangible assets excluding goodwill and intangibles.

Note 23. Restructuring Costs

Restructuring activity for the period ended December 31, 2012 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2012
	(in thousands)
2012 Plan
Severance and other employee-related charges	$—	$857	$857	$—

2011 Plan
Severance and other employee-related charges	56	—	56	—

Total restructuring reserve	$56	$857	$913	$—

2012 Restructuring Plan

During the third quarter of 2012, the Company announced to its employees a restructuring plan (“2012 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE, RFL, and TEAL, which is part of the High Power Group. As of December 31, 2012, there was a consolidated charge to earnings of $857,000, which was comprised of a $732,000 charge at SLPE, a $67,000 charge at RFL, and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 67, all of which had been terminated as of December 31, 2012.

2011 Restructuring Plan

During the fourth quarter of 2011, the Company announced a restructuring plan (“2011 Plan”) to reduce certain costs of sales and certain operating expenses, including engineering, selling and administration at SLPE and TEAL, which is part of the High Power Group. For the year ended December 31, 2011, there was a consolidated charge to earnings of $261,000 which was comprised of a $207,000 charge at SLPE and a $54,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 47, all of which had been terminated as of December 31, 2011. The remaining unpaid termination benefits associated with the plan were paid during January 2012.

Note 24. Fire Related Gain (Loss) And Insurance Recovery

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

Note 25. Related Party Transactions

On December 17, 2012, the Company sold its investment in RFL Communications for $81,000 and recognized a gain on sale of $59,000. Prior to the sale, RFL had an investment of $22,000 in RFL Communications, representing 5% of the outstanding equity thereof. RFL Communications is a distributor of teleprotection and communication equipment located in the United Kingdom. It is authorized to sell RFL products in accordance with an international sales agreement.

Sales to RFL Communications for 2012, 2011 and 2010 were $927,000, $626,000 and $655,000, respectively. Accounts receivable due from RFL Communications at December 31, 2012 and December 31, 2011 were $285,000 and $35,000, respectively.

Note 26. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012	Twelve Months Ended December 31, 2012
(in thousands, except per share data)
Net sales	$ 49,340	$ 48,899	$ 50,886	$ 51,452	$ 200,577
Cost of products sold	$ 33,771	$ 32,756	$ 34,572	$ 35,443	$ 136,542
Income from continuing operations before income taxes	$ 2,310	$ 2,137	$ 3,792	$ 4,783	$ 13,022
Net income (a)	$ 1,250	$ 1,166	$ 2,401	$ 2,960	$ 7,777
Basic net income per common share	$ 0.27	$ 0.26	$ 0.58	$ 0.72	$ 1.80
Diluted net income per common share	$ 0.27	$ 0.26	$ 0.58	$ 0.71	$ 1.80

(a) Includes (loss) from discontinued operations, net of tax	$ (194)	$ (244)	$ (464)	$ (678)	$ (1,580)

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011		Twelve Months Ended December 31, 2011
(in thousands, except per share data)
Net sales	$ 52,594	$ 56,266	$ 52,092	$ 51,379		$ 212,331
Cost of products sold	$ 34,819	$ 37,890	$ 36,011	$ 34,700		$ 143,420
Income from continuing operations before income taxes	$ 4,882	$ 5,758	$ 3,473	$ 4,304		$ 18,417
Net income (loss) (a)	$ 3,412	$ 4,209	$ 2,276	$ (1,699)		$ 8,198
Basic net income (loss) per common share	$ 0.76	$ 0.93	$ 0.50	$ (0.37)		$ 1.81
Diluted net income (loss) per common share	$ 0.75	$ 0.92	$ 0.50	$ (0.37)		$ 1.79

(a) Includes (loss) income from discontinued operations, net of tax	$ (190)	$ 593(b)	$ (261)	$ (4,779)	(c)	$ (4,637)

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

Note 27. Subsequent Events

As a result of a work stoppage at the Company’s Xianghe manufacturing capabilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $1,300,000. The Company will realize those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the first quarter of 2013 related to the work stoppage including employee, travel, consulting and legal costs of approximately $700,000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(in thousands)
YEAR ENDED DECEMBER 31, 2012
Allowance for:
Doubtful accounts	$603	$20	$—	$32	$591

YEAR ENDED DECEMBER 31, 2011
Allowance for:
Doubtful accounts	$585	$18	$—	$—	$603

YEAR ENDED DECEMBER 31, 2010
Allowance for:
Doubtful accounts	$651	$(48)	$(4)	$14	$585

Description	Balance at Beginning of Period	Allowance Recorded on Current Year Losses	Release of Allowance on Current Year Utilization	Release of Allowance on Losses Expired or Revalued	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2012
Allowance for:
Deferred tax valuation	$1,926	$64	$—	$(3)	$1,987

YEAR ENDED DECEMBER 31, 2011
Allowance for:
Deferred tax valuation	$937	$338	$—	$651	$1,926

YEAR ENDED DECEMBER 31, 2010
Allowance for:
Deferred tax valuation	$560	$696	$—	$(319)	$937