Form 10-Q
period 2013-03-31
SL INDUSTRIES INC
filed 2013-05-01
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [    ]    Accelerated filer [    ]            Non-accelerated filer [    ]    Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes        No  X

The number of shares of common stock outstanding as of April 18, 2013 was 4,161,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,391,000	$3,196,000
Receivables, net	30,846,000	30,306,000
Inventories, net	23,046,000	22,102,000
Other current assets	2,542,000	2,098,000
Deferred income taxes, net	3,421,000	3,415,000

Total current assets	63,246,000	61,117,000

Property, plant and equipment, net	9,634,000	9,593,000
Deferred income taxes, net	9,650,000	9,719,000
Goodwill	22,732,000	22,735,000
Other intangible assets, net	2,560,000	2,670,000
Other assets and deferred charges, net	1,288,000	1,303,000

Total assets	$109,110,000	$107,137,000

LIABILITIES
Current liabilities:
Accounts payable	$17,907,000	$18,838,000
Accrued income taxes	403,000	429,000
Accrued liabilities:
Payroll and related costs	4,454,000	4,955,000
Other	10,766,000	10,586,000

Total current liabilities	33,530,000	34,808,000

Deferred compensation and supplemental retirement benefits	1,833,000	1,930,000
Other long-term liabilities	20,351,000	19,967,000

Total liabilities	55,714,000	56,705,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	-	-
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	21,700,000	21,578,000
Retained earnings	55,046,000	52,280,000
Accumulated other comprehensive (loss)	(376,000)	(452,000)
Treasury stock at cost, 2,517,000 and 2,517,000 shares, respectively	(24,305,000)	(24,305,000)

Total shareholders’ equity	53,396,000	50,432,000

Total liabilities and shareholders’ equity	$109,110,000	$107,137,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$49,095,000	$49,340,000
Cost and expenses:
Cost of products sold	32,199,000	33,771,000
Engineering and product development	3,503,000	3,021,000
Selling, general and administrative	8,807,000	9,511,000
Depreciation and amortization	600,000	665,000

Total cost and expenses	45,109,000	46,968,000

Income from operations	3,986,000	2,372,000
Other income (expense):
Amortization of deferred financing costs	(19,000)	(33,000)
Interest income	1,000	1,000
Interest expense	(35,000)	(22,000)
Other gain (loss), net	(26,000)	(8,000)

Income from continuing operations before income taxes	3,907,000	2,310,000
Income tax provision	923,000	866,000

Income from continuing operations	2,984,000	1,444,000
(Loss) from discontinued operations, net of tax	(218,000)	(194,000)

Net income	$2,766,000	$1,250,000

Basic net income (loss) per common share
Income from continuing operations	$0.72	$0.31
(Loss) from discontinued operations, net of tax	(0.05)	(0.04)

Net income	$0.67	$0.27

Diluted net income (loss) per common share
Income from continuing operations	$0.71	$0.31
(Loss) from discontinued operations, net of tax	(0.05)	(0.04)

Net income	$0.66	$0.27

Shares used in computing basic net income (loss) per common share	4,139,000	4,559,000
Shares used in computing diluted net income (loss) per common share	4,172,000	4,580,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$2,766,000	$1,250,000
Other comprehensive income, net of tax:
Foreign currency translation	76,000	19,000

Comprehensive income	$2,842,000	$1,269,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2013	2012

OPERATING ACTIVITIES:
Net income	$2,766,000	$1,250,000
Adjustment for losses from discontinued operations	218,000	194,000

Income from continuing operations	2,984,000	1,444,000

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	453,000	432,000
Amortization	147,000	233,000
Amortization of deferred financing costs	19,000	33,000
Stock-based compensation	122,000	149,000
Loss on foreign exchange contracts	26,000	8,000
Provisions for losses on accounts receivable	27,000	28,000
Deferred compensation and supplemental retirement benefits	42,000	100,000
Deferred compensation and supplemental retirement benefit payments	(135,000)	(134,000)
Deferred income taxes	62,000	217,000
Loss on sale of equipment	-	11,000
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(552,000)	(2,408,000)
Inventories	(927,000)	(388,000)
Other assets	(464,000)	(568,000)
Accounts payable	(960,000)	(452,000)
Other accrued liabilities	159,000	(855,000)
Accrued income taxes	(30,000)	87,000

Net cash provided by (used in) operating activities from continuing operations	973,000	(2,063,000)
Net cash (used in) operating activities from discontinued operations	(348,000)	(237,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	625,000	(2,300,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(419,000)	(443,000)
Acquisition of a business, net of cash acquired	-	(756,000)
Purchases of other assets	(15,000)	(119,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(434,000)	(1,318,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	3,460,000	-
Payments of Senior Revolving Credit Facility	(3,460,000)	-
Payments of deferred financing costs	(13,000)	-
Treasury stock purchases	-	(436,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(13,000)	(436,000)

Effect of exchange rate changes on cash	17,000	14,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	195,000	(4,040,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,196,000	5,632,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,391,000	$1,592,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$37,000	$22,000
Income taxes	$757,000	$410,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a New Jersey corporation, and its consolidated subsidiaries.

Certain reclassifications have been made to the prior period Consolidated Statement of Cash Flows to conform to the current year presentation.

2. Receivables

Receivables consist of the following:

	March 31, 2013	December 31, 2012

	(in thousands)

Trade receivables	$29,155	$29,284
Less: allowance for doubtful accounts	(619)	(591)

Trade receivables, net	28,536	28,693
Other	2,310	1,613

Receivables, net	$30,846	$30,306

3. Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012

	(in thousands)

Raw materials	$16,628	$15,726
Work in process	5,261	4,623
Finished goods	4,390	4,819

Gross inventory	26,279	25,168
Less: allowances	(3,233)	(3,066)

Inventories, net	$23,046	$22,102

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012

	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$2,984	$1,444

Diluted net income available to common shareholders from continuing operations	$2,984	$1,444

Shares:
Basic weighted average number of common shares outstanding	4,139	4,559

Common shares assumed upon exercise of stock options	33	21

Diluted weighted average number of common shares outstanding	4,172	4,580

Basic net income (loss) per common share:
Income from continuing operations	$0.72	$0.31
(Loss) from discontinued operations (net of tax)	(0.05)	(0.04)

Net income	$0.67	$0.27

Diluted net income (loss) per common share:
Income from continuing operations	$0.71	$0.31
(Loss) from discontinued operations (net of tax)	(0.05)	(0.04)

Net income	$0.66	$0.27

For the three months ended March 31, 2013, and 2012, 1,000 and 4,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At March 31, 2013, the Company had stock-based employee compensation plans as described below. For the three months ended March 31, 2013 and March 31, 2012, the total compensation expense (included in selling, general and administrative expense) related to these plans was $122,000, and $149,000 ($93,000, and $93,000, net of tax), respectively.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during the three months ended March 31, 2013. As of March 31, 2013, there were 135,000 options outstanding under the 2008 Plan. As of March 31, 2013, there were 131,000 shares available for grant under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the three months ended March 31, 2013, $20,000 was charged to compensation expense. As of March 31, 2013, total unamortized compensation expense for this grant was $72,000. As of March 31, 2013, the maximum number of achievable RSUs under the 2011 LTIP was 36,000 RSUs.

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

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During the three months ended March 31, 2013, $10,000 was charged to compensation expense. As of March 31, 2013, total unamortized compensation expense for this grant was $90,000. As of March 31, 2013, the maximum number of achievable RSUs under the 2012 LTIP was 54,000 RSUs.

On April 2, 2012, the Company granted each Director, except the Chairman, 3,000 restricted shares pursuant to the 2008 Plan. The Chairman was granted 10,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the earlier to occur of the first anniversary of the grant date or at the discretion of the Compensation Committee, upon the Director ending his continuous service as a director of the Company. Based on the terms of the awards the shares were immediately expensed and as a result the Company recognized $431,000 of stock compensation expense during the second quarter of 2012. The weighted-average price of these restricted stock grants was $19.57 per share based on the grant date of April 2, 2012. As of March 31, 2013, no shares were granted under this award.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. During the three months ended March 31, 2013, $10,000 was charged to compensation expense. As of March 31, 2013, total unamortized compensation expense for this grant was $366,000. As of March 31, 2013, the maximum number of achievable RSUs under the 2013 LTIP was 27,000 RSUs.

Stock Options

Option activity under the principal option plans as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2012	135	$12.79	4.33	$670
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding as of March 31, 2013	135	$12.79	4.08	$722

Exercisable as of March 31, 2013	87	$12.90	3.94	$455

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2013, and March 31, 2012, no options to purchase common stock were exercised by option holders.

As of March 31, 2013, $115,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.4 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no options exercised during the three months ended March 31, 2013 and March 31, 2012. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the three months ended March 31, 2013 and March 31, 2012, the estimated income tax rate from continuing operations was 24% and 37%, respectively. The decrease in the effective tax rate was due to an increase in foreign operations and foreign tax credits of approximately 5%. The effective tax rate also decreased by 8% due to the recording of a tax benefit of $333,000, which was primarily related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

As of March 31, 2013, the Company’s gross research and development tax credit carryforwards totaled approximately $1,276,000. Of these credits, approximately $598,000 can be carried forward for 15 years and will expire between 2014 and 2028, and approximately $678,000 can be carried forward indefinitely. As of March 31, 2013, the Company’s gross deferred foreign tax credits totaled approximately $35,000 which are due to expire by 2023.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2013 and December 31, 2012 of $683,000 and $595,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) for periods up to and including the calendar year 2010. State statutes are open for periods back to and including the calendar year 2008.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $37,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2013, the Company has a liability for unrecognized benefits of $419,000 for federal taxes and $264,000 for state taxes. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2013, and December 31, 2012, the Company has accrued approximately $71,000 and $62,000 for the payment of interest and penalties, respectively.

7. Recently Adopted and Issued Accounting Pronouncements

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matter (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force,” which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU 2013-05 is effective for fiscal periods beginning after December 15, 2013. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

8. Goodwill And Intangible Assets

Acquisition in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. Astromec designs, develops and manufactures high-reliability, fractional horsepower motors and motion control accessories. Astromec provides custom motor and motion control solutions to the aerospace, defense, medical and commercial and industrial markets. SL Montevideo Technology, Inc. (“SL-MTI”) recorded direct acquisition costs of approximately $200,000 and $434,000 during the three months ended March 31, 2012 and during the twelve months ended December 31, 2012, respectively. Direct acquisition costs were recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

At December 31, 2012, the financial statements reflected the final purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also included $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2013, $45,000 was paid related to the earn-out. The results from the acquisition date through March 31, 2013 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		March 31, 2013			December 31, 2012

	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value

		(in thousands)

Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$3,168	$700	$3,868	$3,078	$790
Patents (2)	5 to 20	1,285	1,194	91	1,285	1,187	98
Developed technology	5 to 6	1,700	1,700	-	1,700	1,700	-
Licensing fees	5 to 10	450	353	97	450	340	110

Total amortized finite-lived intangible assets		7,303	6,415	888	7,303	6,305	998

Indefinite-lived intangible assets:
Trademarks		1,672	-	1,672	1,672	-	1,672

Other intangible assets, net		$8,975	$6,415	$2,560	$8,975	$6,305	$2,670

(1)	On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.
(2)	During 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

In accordance with ASC 350 “Intangibles – Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2012.

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

For the testing conducted as of December 31, 2012, the Company concluded that no impairment charge was warranted. Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2013, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350, during 2013. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2013	$440
2014	$401
2015	$58
2016	$39
2017	$14

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended March 31, 2013 and March 31, 2012 was $111,000 and $195,000 respectively. Amortization expense related to software for the three months ended March 31, 2013 and March 31, 2012 was $36,000 and $38,000, respectively.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance December 31, 2012	Translation Adjustment	Balance March 31, 2013

		(in thousands)

SL Power Electronics Corp.	$4,242	$(3)	$4,239

High Power Group:
MTE Corporation	8,189	-	8,189
Teal Electronics Corp.	5,055	-	5,055
RFL Electronics Inc.	5,249	-	5,249

Goodwill	$22,735	$(3)	$22,732

9. Debt

On August 9, 2012, the Company entered into a new senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”) to replace its Amended and Restated Revolving Credit Agreement, as amended (the “2008 Credit Facility”) with Bank of America, N.A. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013, as described below) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

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

On March 11, 2013, the Company entered into a First Amendment (the “First Amendment”) to the 2012 Credit Facility. The First Amendment, among other things, (a) amends the Letter of Credit (“LC”) sublimit amount to the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000 and (b) allows the Company to enter into foreign currency exchange services with Loan Parties on an unsecured basis and that such obligations shall not exceed at any time an aggregate amount equal to $3,500,000. In consideration for this amendment, the Company incurred $13,000 in fees and expenses, which are amortized over the remaining life of the 2012 Credit Facility.

As of March 31, 2013, and December 31, 2012 the Company had no outstanding balance under the 2012 Credit Facility. At March 31, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $39,510,000 and $39,510,000, respectively.

10. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	March 31, 2013	December 31, 2012

	(in thousands)

Taxes (other than income) and insurance	$512	$602
Commissions	660	680
Litigation and legal fees	139	138
Other professional fees	312	418
Environmental	5,046	5,334
Warranty	1,191	1,102
Deferred revenue	158	56
Acquisition earn-out, current	139	164
Other	2,609	2,092

Accrued liabilities - other	$10,766	$10,586

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

The following is a summary of activity in accrued warranty and service liabilities:

Three Months Ended March 31, 2013

(in thousands)

Liability, beginning of year	$1,102
Expense for new warranties issued	263
Warranty claims	(174)

Liability, end of period	$1,191

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012

	(in thousands)

Environmental	$19,400	$19,033
Unrecognized tax benefits, interest and penalties	754	657
Long-term incentive plan	148	220
Acquisition earn-out, long-term	49	57

Other long-term liabilities	$20,351	$19,967

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

The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit (“OU-1”) consists of an area of chromium groundwater contamination in three aquifers that exceeds the selected cleanup standard. The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit. The EPA advised the Company in October 2010 that OU-2 includes soil contamination in the immediate vicinity of the Company’s Pennsauken Site.

In June 2011, the EPA announced a proposed plan for “cleaning up the soil” at OU-2. The remedy proposed by the EPA is “Geochemical Fixation.” This remedy involves applying a chemical reductant to the contaminated soil to reduce hexavalent chromium by converting it to immobilized trivalent chromium. The EPA’s estimated cost for this remedy is $20,700,000 over seven years. The public comment period for the proposed plan expired on July 27, 2011. On September 26, 2011 the EPA issued a Record of Decision (“ROD”) selecting the Geochemical Fixation remedy. This remedy involves mixing a reducing agent to treat soils containing concentrations of hexavalent chromium greater than 20 parts per million. The remedy also requires post-remediation sampling, site restoration and implementing a groundwater sampling and analysis program.

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement, the terms of which are described below. The Company has agreed to perform the remediation for OU-2. The Company intends to have its environmental consultants, who are expected to perform the requirements of the OU-2 remediation, perform an active role in the remediation design. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000 for a total $10,705,000, plus interest. The first payment plus interest is to be made thirty days after the effective date of the Consent Decree (day the judge signs and files the decree). The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000 plus interest to avoid two payments in one continuous twelve month period. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The Consent Decree was subject to a 30 day public comment period which expired on April 25, 2013.

The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000 (the “New Jersey Claim”). Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement, the Company has offered to pay $250,000 to fully resolve the claim recently presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey is currently evaluating the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the New Jersey Claim to be in the range of $20,378,000 to $32,078,000. The Company has recorded an accrual of $20,378,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the ROD for OU-2 and the evaluation of data by our environmental engineering consultants. The liability for OU-1 and OU-2 is based upon the current terms of the Consent Decree.

Other

During 2012, the Company conducted an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). Based upon the China Investigation, which we believe is substantially complete, the estimated amounts of such gifts and entertainment was not material to the Company’s financial statements. Such estimate does not take into account the costs to the Company of the China Investigation itself, or any other additional costs.

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

The Company had retained outside counsel and forensic accountants to assist in the China Investigation. Additionally, the Company hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which was completed in December 2012. Also, during the first quarter of 2013 the Company engaged outside consultants to perform FCPA compliance tests at its operations in China and Mexico. The Company cannot predict at this time whether any regulatory action may be taken or any other adverse consequences may result from this matter.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $24,446,000 of which $19,400,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of March 31, 2013. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other responsible parties, the divisibility of costs. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2014. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. Implementation of the groundwater pilot study is scheduled to occur in 2013 with post-injection effectiveness monitoring to occur in 2014.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. Certain COCs have also been detected in the indoor air of two commercial buildings, located on the property. One of the buildings (the “Main Building”) was outfitted with a sub-slab depressurization system as a mitigation measure. The source investigations under the Main Building were completed in June 2012. Soil and groundwater samples collected from underneath the Main Building identified COCs in excess of the NJDEP’s applicable remediation standards. Consequently, a soil contaminant source remains under the Main Building that is feeding the groundwater contamination. The remedial investigation conducted in the second quarter of 2012 identified a new soil source of COCs. A soil remedial action plan will be required in order to remove the new soil source contamination by a second building that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. The remaining steps under this plan are the monitoring of samples. Costs related to this site are recorded as a component of continuing operations.

As of March 31, 2013 and December 31, 2012, environmental accruals of $24,446,000 and $24,367,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 10 and 11 for additional information).

13. Segment Information

The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL-MTI and RFL Electronics Inc. (“RFL”). Teal Electronics Corp. (“TEAL”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.” Business units are also combined if they have similar characteristics in each of the following areas:

¡	nature of products and services
¡	nature of production process
¡	type or class of customer
¡	methods of distribution

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (TEAL and MTE). TEAL designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods and three month periods ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

	(in thousands)

Net sales
SLPE	$17,594	$18,343
High Power Group	17,093	15,575
SL-MTI	9,094	9,599
RFL	5,314	5,823

Net sales	$49,095	$49,340

	Three Months Ended March 31,
	2013	2012

	(in thousands)

Income from operations
SLPE	$1,050	$(211)
High Power Group	2,114	1,365
SL-MTI	1,313	1,703
RFL	936	1,058
Unallocated Corporate Expenses	(1,427)	(1,543)

Income from operations	$3,986	$2,372

Total assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

	(in thousands)

Total assets
SLPE	$36,828	$36,419
High Power Group	32,688	31,296
SL-MTI	12,941	12,012
RFL	13,592	13,744
Unallocated Corporate Assets	13,061	13,666

Total assets	$109,110	$107,137

Goodwill and other intangible assets, net, as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

	(in thousands)

Goodwill and other intangible assets, net
SLPE	$4,554	$4,563
High Power Group	15,261	15,343
SL-MTI	132	140
RFL	5,345	5,359

Goodwill and other intangible assets, net	$25,292	$25,405

14. Retirement Plans And Deferred Compensation

During the three months ended March 31, 2013 and March 31, 2012, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, RFL, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $216,000 during the three months ended March 31, 2013 compared to $201,000 during the three months ended March 31, 2012.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $42,000 for the three months ended March 31, 2013 compared to $100,000 for three months ended March 31, 2012.

15. Discontinued Operations

For the three months ended March 31, 2013 and March 31, 2012, total loss from discontinued operations before income taxes was $358,000 and $313,000 ($218,000 and $194,000 net of tax), respectively. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites).

16. Fair Value Measurement and Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013

	(in thousands)
Assets
Derivative financial instruments	$-	$217	$-	$217

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2013.

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

17. Derivative Instruments and Hedging Activities

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

Risk Management Objective of Using Derivatives

The Company is a U.S. dollars (USD) functional currency entity that manufactures products in the USA, Mexico and China. The Company’s sales are priced in USD and its costs and expenses are priced in USD, Mexican pesos (MXN) and Chinese Yuan (CNH). As a result, the Company has exposure to changes in exchange rates between the time when expenses in the non-functional currencies are initially incurred and the time when the expenses are ultimately paid. The Company’s objective in using derivatives is to add stability and to manage its exposure to foreign exchange risks. To accomplish this objective, the Company uses foreign currency forward contracts to manage its exposure to fluctuations in the exchange rates. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date.

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2013, the fair value of the foreign currency forward contracts was recorded as a $217,000 asset in other current assets on the Consolidated Balance Sheets. As of December 31, 2012, the fair value of the foreign currency forward contracts was recorded as a $243,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of March 31, 2013.

Product	Number of Instruments	Notional

		(in thousands)
Mexican Peso (MXN) Forward Contracts	8	MXN 44,000
Chinese Yuan (CNH) Forward Contracts	9	CNH 47,000

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three months ended March 31, 2013:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(26)

18. Foreign Operations

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company will realize those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the first quarter of 2013 related to the work stoppage including employee, travel, consulting and legal costs of $734,000.

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

Forward-Looking Statements

In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and Current Reports on Form 8-K.

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company is comprised of four domestic business segments, three of which have significant manufacturing operations in Mexico. SL Power Electronics Corp. (“SLPE”) has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to the quarter ended 2013 or three months ended 2013 refer to the three month period ended March 31, 2013. Statements with respect to the quarter ended 2012 or three months ended 2012 refer to the three month period ended March 31, 2012. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company will realize those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the first quarter of 2013 related to the work stoppage including employee, travel, consulting and legal costs of $734,000.

On March 11, 2013, the Company entered into a First Amendment (the “First Amendment”) to the senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The First Amendment, among other things, (a) amends the Letter of Credit (“LC”) sublimit amount to the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000 and (b) allows the Company to enter into foreign currency exchange services with Loan Parties on an unsecured basis and that such obligations shall not exceed at any time an aggregate amount equal to $3,500,000 (See Note 9 – Debt for terms and conditions of the 2012 Credit Facility).

Business Trends

Demand for the Company’s products and services were relatively flat during 2013 compared to 2012. Sales for the three months ended March 31, 2013, decreased by $245,000, or less than 1%, while income from operations increased by $1,614,000, or 68%. MTE Corporation (“MTE”), which is part of the High Power Group, recorded an increase in sales during 2013, which was offset by decreases at the remaining operating units. SLPE and MTE recorded increases in income from operations during 2013 as compared to 2012, which was partially offset by decreases at Teal Electronics Corp. (“TEAL”), which is part of the High Power Group, Montevideo Technology, Inc. (“SL-MTI”), and RFL Electronics Inc. (“RFL”).

During the three months ended March 31, 2013, the Company’s backlog increased to $65,402,000, from $65,274,000 for the same period in the prior year, for a change of less than 1% on a comparative basis. The increase in backlog in 2013 was primarily attributable to SLPE, RFL, and the High Power Group, who recorded a 5%, 1%, and 1% increase in backlog, respectively. The increases in backlog were partially offset by a decrease at SL-MTI of 4%. The Company’s net new orders for the three months ended March 31, 2013 increased by 6%, compared to the three months ended March 31, 2012.

The Company’s management is taking numerous actions to improve sales through the deployment of numerous growth tools aimed at identifying attractive market segments and penetrating those markets through aggressive new product introduction. The Company is also identifying and penetrating selected geographic opportunities. The Company is continuing to emphasize lean initiatives at all of its facilities in manufacturing as well as in the transactional and reporting processes. The Company also continues to pursue strategic alternatives to maximize shareholder value. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets.

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

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the three months ended 2013 and 2012.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the three month periods ended 2013 and 2012 by approximately 0.5% and 0.8%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 2.1% and 2.0% of gross trade receivables as of March 31, 2013 and December 31, 2012.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of March 31, 2013 and December 31, 2012 were $13,071,000 and $13,134,000, respectively, net of valuation allowances of $1,988,000 and $1,987,000 (mostly related to discontinued operations) as of March 31, 2013 and December 31, 2012, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of certain federal and state tax expenses, research and development tax credits, and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2013 and December 31, 2012 was $683,000 and $595,000, respectively. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2013 and December 31, 2012, the Company reported accrued interest and penalties related to unrecognized tax benefits of $71,000 and $62,000, respectively. For additional disclosures related to accounting for income taxes, see Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 12 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 12. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2012. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the three months ended 2013 and 2012. As of March 31, 2013 and December 31, 2012, goodwill totaled $22,732,000 and $22,735,000 (representing 21% and 21% of total assets), respectively.

As of the testing conducted as of December 31, 2012, the Company concluded that no impairment charge was warranted. However, there can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2013, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350 “Intangibles – Goodwill and Other,” during 2013. Accordingly, no interim impairment test has been performed.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses, monitoring expenses, and certain potential claims. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 15 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 to this Quarterly Report.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Part 1 to this Quarterly Report.

Liquidity And Capital Resources

	March 31, 2013	December 31, 2012	$ Variance	% Variance

	(in thousands)

Cash and cash equivalents	$3,391	$3,196	$195	6%
Working capital	$29,716	$26,309	$3,407	13%
Shareholders’ equity	$53,396	$50,432	$2,964	6%

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

At March 31, 2013, the Company reported $3,391,000 of cash, compared to $3,196,000 of cash and cash equivalents as of December 31, 2012. Cash and cash equivalents increased in 2013 primarily due to $973,000 of cash provided by operating activities from continuing operations, which was partially offset by $434,000 of cash used in investing activities and $13,000 of cash used in financing activities. The increase in cash in 2013 was also partially offset by $348,000 of cash used in operating activities from discontinued operations.

Net cash provided by operating activities from continuing operations during the three month period ended March 31, 2013 was $973,000 as compared to net cash used in operating activities from continuing operations of $2,063,000 during the three month period ended March 31, 2012. The primary source of cash from operating activities for the three month period ended March 31, 2013 was income from continuing operations of $2,984,000. In addition, depreciation and amortization expense of $600,000 and non-cash stock compensation expense of $122,000 were added to income from continuing operations. These sources of cash from operating activities were partially offset by a decrease in accounts payable of $960,000, an increase in inventory of $927,000, an increase in accounts receivable of $552,000 and an increase in other assets of $464,000. The largest decrease in accounts payable occurred at SLPE, which was partially offset by large increases at SL-MTI and MTE. The decrease at SLPE was primarily due to the extending of 2012 payments until the first quarter of 2013. The increases at SL-MTI and MTE were primarily due to increased inventory purchases to meet anticipated customer demand in 2013. The largest increases in inventory occurred at SLPE and TEAL, which were partially offset by large decreases at SL-MTI and MTE. The increase at SLPE was primarily due to delays in customer shipments until the second quarter of 2013 as the result of a work stoppage at the Company’s Xianghe, China manufacturing facilities from March 7, 2013 through March 20, 2013. The increase at TEAL was primarily due to delays in customer shipments until the second quarter of 2013. The decreases in inventory at SL-MTI and MTE were primarily due to an increase in sales during the first quarter of 2013 as compared to the fourth quarter of 2012. The largest increases in accounts receivable occurred at MTE and SL-MTI, which were partially offset by large decreases at SLPE and TEAL. The increases at MTE and SL-MTI were primarily due to an increase in sales during the first quarter of 2013 as compared to the fourth quarter of 2012 while the decreases at SLPE and TEAL were primarily due to a decrease in sales during the first quarter of 2013 as compared to the fourth quarter of 2012. The increase in other assets was primarily due to the renewal of certain insurance policies during the first quarter of 2013.

Net cash used in operating activities from continuing operations during the first quarter of 2012 was $2,063,000. The uses of cash from operating activities during 2012 were an increase in accounts receivable of $2,408,000, a decrease in other accrued liabilities of $855,000, an increase in other assets of $568,000, and a decrease in accounts payable of $452,000. These uses were partially offset by income from continuing operations of $1,444,000 and the add-back of depreciation and amortization expense of $665,000. The largest increases in accounts receivable occurred at TEAL and SL-MTI primarily due to the timing of two customer payments, $523,000 at TEAL and $500,000 at SL-MTI, which were collected in April 2012. These increases were partially offset by a decrease at SLPE. The decrease at SLPE was primarily due to decreased sales during 2012. The decrease in other accrued liabilities was primarily due to the payment of 2011 bonuses during March 2012. The increase in other assets was primarily due to an increase in payments related to purchase agreements for copper at MTE and TEAL. The increase in other assets was also due to the renewal of certain insurance policies during the first quarter of 2012. The largest decrease in accounts payable occurred at SLPE, which was partially offset by increases at TEAL and SL-MTI. The decrease at SLPE was primarily due to a decrease in inventory purchases due to reduced backlog coupled with the extending of 2011 payments until the first quarter of 2012. The increases at TEAL and SL-MTI were primarily due to increased inventory purchases to meet customer demand and extended payment terms to suppliers.

Net cash used in investing activities during the three month period ended March 31, 2013 was $434,000 as compared to net cash used in investing activities of $1,318,000 during the three month period ended March 31, 2012. Cash used in investing activities during 2013 was for the purchases of property, plant and equipment of $419,000 and for the purchase of other assets of $15,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2012 was for the acquisition of certain assets of a business of $756,000, the purchases of property, plant and equipment of $443,000, and for the purchase of other assets of $119,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software.

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The acquisition was paid in cash. SL-MTI recorded direct acquisition costs of approximately $200,000 during the first quarter of 2012. The results from the acquisition date through March 31, 2013 are included in the SL-MTI segment.

Net cash used in financing activities during the three month period ended March 31, 2013 was $13,000 as compared to net cash used in financing activities of $436,000 during the three month period ended March 31, 2012. Cash used in financing activities during 2013 was related to payments of deferred financing costs associated with costs to amend the 2012 Credit Facility. Cash used in financing activities during 2012 was related the purchase and retirement of Company stock pursuant to the Company’s 2010 Repurchase Plan.

On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its Amended and Restated Revolving Credit Agreement, as amended (the “2008 Credit Facility”) with Bank of America, N.A. The 2012 Credit Facility, which consists of a new $40,000,000 four year senior revolving credit facility with a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013, as described below) and provides for a separate $10,700,000 letter of credit. The senior revolving credit facility can be increased up to $70,000,000 under certain conditions. The 2012 Credit Facility expires on August 9, 2016. (See Note 9 – Debt for the terms and conditions of the 2012 Credit Facility).

On March 11, 2013, the Company entered into a First Amendment (the “First Amendment”) to the 2012 Credit Facility. The First Amendment, among other things, (a) amends the Letter of Credit (“LC”) sublimit amount to the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000 and (b) allows the Company to enter into foreign currency exchange services with Loan Parties on an unsecured basis and that such obligations shall not exceed at any time an aggregate amount equal to $3,500,000. In consideration for this amendment, the Company incurred $13,000 in fees and expenses, which are amortized over the remaining life of the 2012 Credit Facility.

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first quarter of 2012, the Company purchased approximately 24,000 shares of Company stock at a weighted average price of $18.07 a share pursuant to the 2010 Repurchase Plan, for a total purchase price of $436,000 excluding transaction costs. No shares of Company stock were purchased pursuant to the 2010 Repurchase Plan during 2013. As a result, as of March 31, 2013, 330,000 shares remained available for purchase under the 2010 Repurchase Plan.

As of March 31, 2013 and December 31, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At March 31, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $39,510,000 and $39,510,000, respectively.

The Company’s current ratio was 1.89 to 1 at March 31, 2013 and 1.76 to 1 at December 31, 2012. Current assets increased by $2,129,000 from December 31, 2012, while current liabilities decreased by $1,278,000 during the same period.

Capital expenditures were $419,000 in 2013, which represented a decrease of $24,000 from the capital expenditure levels of 2012. The Company anticipates spending approximately $3,300,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology, during the remainder of 2013. The 2013 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three months ended March 31, 2013.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at March 31, 2013 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

	(in thousands)

Operating Leases	$680	$2,824	$2,041	$1,489	$7,034

The table above excludes the Company’s gross liability for uncertain tax positions of $683,000, including accrued interest and penalties, which totaled $71,000 as of March 31, 2013, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to stabilize copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of March 31, 2013, inventory purchase agreements for copper totaled $557,000. No purchase commitments for copper were greater than six months.

Results of Operations

Three months ended March 31, 2013, compared with three months ended March 31, 2012

The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2013 (“2013”) and the quarter ended March 31, 2012 (“2012”):

	Net Sales

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year

	(in thousands)

SLPE	$17,594	$18,343	$(749)	(4%)
High Power Group	17,093	15,575	1,518	10
SL-MTI	9,094	9,599	(505)	(5)
RFL	5,314	5,823	(509)	(9)

Net sales	$49,095	$49,340	$(245)	0%

	Income from Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year

	(in thousands)

SLPE	$1,050	$(211)	$1,261	598%
High Power Group	2,114	1,365	749	55
SL-MTI	1,313	1,703	(390)	(23)
RFL	936	1,058	(122)	(12)
Unallocated Corporate Expenses	(1,427)	(1,543)	116	8

Income from operations	$3,986	$2,372	$1,614	68%

During 2013, consolidated net sales decreased by $245,000, or less than 1%, compared to net sales during the first quarter of 2012. When compared to 2012, net sales of SLPE decreased by $749,000, or 4%; net sales of the High Power Group increased by $1,518,000, or 10%; net sales of SL-MTI decreased by $505,000, or 5%; and net sales at RFL decreased by $509,000, or 9%. SL-MTI benefited from $780,000 of sales in 2013 as compared to $247,000 of sales in 2012 related to the Astromec acquisition, which was completed on February 27, 2012.

In 2013, the Company’s income from operations increased by $1,614,000 from $2,372,000 in 2012 to $3,986,000 in 2013. Income from operations was 8% of net sales in 2013, compared to 5% of net sales in 2012. All of the Company’s operating entities recorded income from operations in 2013. All of the Company’s operating entities, except SLPE, recorded income from operations in 2012. In addition, Unallocated Corporate Expenses decreased by $116,000, or 8%, in 2013 compared to 2012.

Income from continuing operations in 2013 was $2,984,000, or $0.71 per diluted share, compared to income from continuing operations in 2012 of $1,444,000, or $0.31 per diluted share. Income from continuing operations was approximately 6% of net sales in 2013, compared to income from continuing operations of 3% of net sales in 2012.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $17,594,000 or 36% of consolidated net sales in 2013, compared to $18,343,000, or 37% of consolidated net sales in 2012. At SLPE, sales of the data communications product line decreased by $472,000, or 16%, sales of the industrial product line decreased by $456,000, or 18%, and sales of other products decreased by $164,000, or 98%, which were partially offset by an increase in sales of the medical equipment product line of $289,000, or 2%. The decrease in sales of the data communications product line was primarily due to decreased sales volumes to a large domestic distributor, coupled with decreased sales to a large domestic customer. The decrease in sales in the industrial product line was primarily due to decreased distributor sales to several domestic industrial customers due to a general decline in demand in this market segment. The decrease in sales of other products was primarily due to a decrease in volumes as a result of a shift in focus to standard platform products and services. The increase in sales of the medical equipment product line was primarily due to increased sales volumes to several domestic distributors and increased sales volumes to several international customers, which were partially offset by a decrease in sales to a large domestic distributor. Returns and distributor credits also negatively affected net sales, which represented approximately 1% and 3% of SLPE gross sales in 2013 and 2012, respectively. Domestic sales decreased by 12% and international sales increased by 29% during 2013.

SLPE reported income from operations of $1,050,000 in 2013, compared to a loss from operations of $211,000 in 2012. Income from operations increased in 2013 primarily due to an improvement in cost of products sold as a percentage of net sales and a decrease in operating costs, which was partially offset by a 4% decrease in sales. Cost of products sold as a percentage of net sales improved by 5% as a percentage of net sales during 2013. Operating costs decreased by approximately $634,000, or 13%, during 2013, primarily due to a decrease in selling, general and administrative expenses of $440,000, a decrease in engineering and product development costs of $135,000, and a decrease in depreciation and amortization expense of $59,000. These reductions in cost were partially offset by $734,000 ($665,000 recorded in cost of products sold and $69,000 recorded in selling, general and administrative expenses) in incremental costs related to a work stoppage in China.

High Power Group

The High Power Group reported net sales of $17,093,000, or 35% of consolidated net sales in 2013, compared to $15,575,000, or 32% of consolidated net sales in 2012. The increase in net sales during 2013 was due to an increase in net sales at MTE of $2,508,000, or 32%, which was partially offset by a decrease at TEAL of $990,000, or 13%.

MTE’s sales increase during 2013 was primarily attributable to an increase in filter sales to the oil industry, an increase in sales to the shipboard marine market, and an increase in sales in the general industrial market and mining industry. Domestic sales increased by 41% while international sales increased by 8%. The increase in domestic sales was primarily due to increased filter sales to a large customer in the oil industry, increased sales to a large customer in the shipboard marine market and increased sales to several customers in the general industrial market. The increase in international sales was primarily due to increased sales to two large customers in the mining market and a large customer in the general industrial market, which were partially offset by decreased sales to a large oil customer located in South America.

TEAL’s sales decrease was primarily attributable to a decrease in sales to the medical imaging equipment market of $559,000, a decrease in sales to the semi-conductor market of $273,000 and a decrease in sales to the military and aerospace markets of $160,000. Sales to customers in the solar market were relatively flat during 2013. The decrease in sales to the medical imaging equipment market was primarily due to decreased orders from a large domestic customer. The decrease in the semi-conductor market was primarily driven by a decrease in sales to a large international customer. Sales to military and aerospace customers decreased during 2013 primarily due to decreased volumes to a large domestic customer. Domestic sales decreased by 13%, and international sales decreased by 13% during 2013.

The High Power Group reported income from operations of $2,114,000 in 2013, which represented an increase of 55% from 2012. The increase in income from operations during 2013 was due to an increase at MTE of $1,148,000, which was partially offset by a decrease of $399,000 at TEAL. The increase in the High Power Group’s income from operations was due to an increase in sales of 10% and a decrease in cost of products sold as a percentage of net sales, which were partially offset by an increase in operating expenses. Cost of products sold as a percentage of net sales improved by approximately 3% during 2013. Operating costs increased by $249,000, or 8%, during 2013 primarily due to an increase in engineering and product development costs of $191,000 and an increase in selling, general and administrative expenses of $86,000, which were partially offset by a decrease in depreciation and amortization expenses of $28,000.

SL-MTI

SL-MTI recorded net sales of $9,094,000, or 18% of consolidated net sales in 2013, compared to $9,599,000, or 19% of consolidated net sales in 2012. SL-MTI recorded $780,000 of sales in 2013 as compared to $247,000 of sales in 2012 related to the Astromec acquisition, which was completed on February 27, 2012. As a result, comparable sales, net of the acquisition, decreased by $1,039,000, or 11%, during 2013. Sales to the defense industry, excluding Astromec sales, decreased by $683,000, or 13%, sales to customers in the commercial aerospace industry, excluding Astromec sales, decreased by $386,000, or 12%, and sales of medical products, excluding Astromec sales, decreased by $46,000, or 18%, which were partially offset by an increase in sales of other commercial products of $76,000, or 13%.

Domestic sales decreased by 7% and international sales increased by 4% during 2013. The decrease in domestic sales was primarily due to a decrease in sales volumes to large military customer and decreased sales volumes to two large customers in the commercial aerospace industry, which were partially offset by an increase in Astromec sales during 2013. The increase in international sales was primarily related to increased volumes to a military customer located in Canada, which was partially offset by decreased sales to a military customer located in Australia. SL-MTI reported income from operations of $1,313,000 in 2013, which represented a decrease of 23% from 2012. The decrease was primarily due to a 5% decrease in sales and an increase in operating costs, which was partially offset by a 1% improvement in cost of products sold as a percentage of net sales. Operating costs increased by 23% primarily due to an increase of $396,000 in engineering and product development costs, and an increase of $46,000 in depreciation and amortization expenses, which were partially offset by a decrease in selling, general and administrative expenses of $107,000. During the first quarter of 2012, SL-MTI recorded $200,000 of direct costs related to the Astromec acquisition.

RFL

RFL recorded net sales of $5,314,000, or 11% of consolidated net sales in 2013, compared to $5,823,000, or 12% of consolidated net sales in 2012. Sales of RFL’s protection products decreased by $248,000, or 8%, customer service sales decreased by $176,000, or 48%, and sales of communications products decreased by $85,000, or 4%. The decrease in protection products was primarily due to decreased legacy product sales related to a large domestic customer project in 2012 without a project of comparable size in 2013. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales to a domestic customer. The decrease in the communications product line during 2013 was primarily due to decreased sales to a large domestic customer in the railroad industry during 2013, which was partially offset by increased sales related to a new large project in 2013. Domestic sales decreased by $544,000, or 11%, while international sales increased by $35,000, or 5%.

RFL reported income from operations of $936,000 in 2013, which represented a decrease of 12% from 2012. Income from operations decreased in 2013 due primarily to a 9% decrease in sales, which was partially offset by a 1% decrease in cost of products sold as a percentage of net sales and a decrease in operating costs. Operating costs decreased by 6% primarily due to a $127,000 decrease in selling, general and administrative expenses, and a $25,000 decrease in depreciation and amortization expenses, which were partially offset by an increase of $31,000 in engineering and product development expenses.

Cost of Products Sold

Cost of products sold was approximately 66% of net sales in 2013, compared to 68% for the quarter ended 2012. Cost of products sold as a percentage of net sales decreased 2% while net sales remained relatively flat during 2013.

All operating segments recorded an improvement in cost of products sold as a percentage of net sales. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 5% during 2013 primarily due to a favorable product mix as the result of the introduction of new products into the market, a decrease in labor costs associated with the implementation of a prior year restructuring plan, and decreased materials costs in China. The decrease in SLPE’s cost of products sold as a percentage of net sales was partially offset by $665,000 of additional costs and lower absorption rate associated with a work stoppage in China. The High Power Group recorded a 3% decrease in its cost of products sold as a percentage of net sales due to a 5% decrease at MTE, which was partially offset by a 1% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to improved product mix, a decrease in raw materials costs, and increased productivity. The decrease at MTE was also due to a shift in labor to Mexico and increased sales levels, which improved overhead absorption. The decrease at MTE was partially offset by an increase in the inventory reserve. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix, which was partially offset by decreased materials and fixed overhead costs. During 2013, SL-MTI recorded a 1% decrease in its cost of products sold as a percentage of net sales primarily due to a more favorable sales mix. The decrease at SL-MTI was also due to increased costs during the first quarter of 2012 due to Astromec integration costs. Cost of products sold as a percentage of net sales decreased by 1% at RFL primarily due to a favorable change in product mix, which was partially offset by an increase in the inventory reserve. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 7% of net sales in 2013 compared to 6% in 2012. Engineering and product development expenses increased by $482,000, or 16%, during the first quarter of 2013 primarily due to an increase of $396,000 at SL-MTI, an increase of $191,000 at the High Power Group, and an increase of $30,000 at RFL, which were partially offset by a decrease at SLPE of $135,000. The increase in engineering and product development costs at SL-MTI was primarily due to a decrease in customer funding received for prototype projects during 2013 coupled with an increase in prototype development costs. The increase in engineering and product development costs at the High Power Group was primarily due to increased new product development costs at TEAL and an increase in engineering staff and employee compensation costs at MTE. Engineering and product development costs at RFL increased primarily due to an increase in new product design development costs, which was partially offset by lower employee compensation costs due to a lower headcount in the engineering department. The decrease in engineering and product development costs at SLPE was primarily due to the reduction of engineering staff in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 18% of net sales for 2013, compared to 19% in 2012. During 2013, selling, general and administrative expenses decreased by $704,000, or 7%, while sales were relatively flat.

Selling, general and administrative expenses at SLPE decreased by $440,000 in 2013 primarily due to an increase in consulting and legal fees in 2012 related to the China Investigation and a reduction in staffing levels associated with the implementation of a prior year restructuring plan. Selling, general and administrative expenses at RFL decreased by $127,000 primarily due to a reduction in staffing levels associated with the implementation of a prior year restructuring plan. Selling, general and administrative expenses at SL-MTI decreased by $107,000 primarily due to decreased commissions costs on lower sales volumes in 2013 coupled with direct acquisition costs incurred in 2012 related to the Astromec acquisition. The High Power Group recorded an increase in selling, general and administrative expenses of $87,000 primarily due to increased employee compensation and related costs related to increased commissions costs on higher sales volumes at MTE, which were partially offset by decreased compensation costs at TEAL. Unallocated Corporate Expenses decreased by $116,000 primarily due to reduced professional and consulting fees.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2013 were $600,000, a decrease of $65,000, or 10%, compared to depreciation and amortization expenses in 2012.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendment, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. In connection with entering into the 2008 Credit Facility and related waivers and amendments, which expired on August 9, 2012, the Company incurred deferred financing costs which were amortized over the term of the 2008 Credit Facility. During 2013 and 2012, the amortization of deferred financing costs equaled $19,000 and $33,000, respectively.

Interest Expense

Interest expense in 2013 was $35,000 compared to $22,000 in 2012. The increase in interest expense in 2013 was primarily due to increased borrowings under the Company’s 2012 Credit Facility during 2013 compared to borrowings during the same period in 2012 under the Company’s 2008 Credit Facility. The Company had no outstanding balance as of March 31, 2013 under the 2012 Credit Facility, and no outstanding balance as of March 31, 2012 under the 2008 Credit Facility.

Other gain (loss), net

Other gain (loss), net in 2013 was a net loss of $26,000 compared to net loss of $8,000 in 2012. During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2012 and 2013 represents the change in fair value of foreign currency forward contracts that are marked to market.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2013 was approximately 24% as compared to 37% during 2012. The decrease in the effective tax rate was due to an increase in foreign operations and foreign tax credits of approximately 5%. The effective tax rate also decreased by 8% due to the recording of a tax benefit of $333,000, which was primarily related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

Discontinued Operations

During 2013, the Company recorded a loss from discontinued operations, net of tax, of $218,000, compared to a loss of $194,000, net of tax, in 2012. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 12 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $2,766,000, or $0.66 per diluted share, for 2013 compared to $1,250,000, or $0.27 per diluted share, for 2012. The weighted average number of shares used in the diluted earnings per share computation was 4,172,000 and 4,580,000 for 2013 and 2012, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 15 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective April 30, 2013, the United States District judge signed the Consent Decree which governs the Company’s liability related to the Puchack Well Field located in Pennsauken Township, New Jersey (see Note 12 for a detailed discussion related to the Company’s obligation under the Consent Decree).

ITEM 6. EXHIBITS

10.1 Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 5, 2013 (incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011).

10.2 Amendment to Credit Agreement, dated March 11, 2013, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013.

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

Date: May 1, 2013	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer
(Principal Accounting Officer)