Form 10-Q
period 2013-09-30
SL INDUSTRIES INC
filed 2013-10-29
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of October 22, 2013 was 4,122,000.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2013 (Unaudited) and December 31, 2012	3

	Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2013 and 2012 (Unaudited) and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures		58

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,032,000	$3,196,000
Receivables, net	33,671,000	30,306,000
Inventories, net	25,756,000	22,102,000
Other current assets	5,498,000	2,098,000
Deferred income taxes, net	3,704,000	3,415,000

Total current assets	70,661,000	61,117,000

Property, plant and equipment, net	10,830,000	9,593,000
Deferred income taxes, net	9,238,000	9,719,000
Goodwill	22,723,000	22,735,000
Other intangible assets, net	2,342,000	2,670,000
Other assets and deferred charges, net	1,399,000	1,303,000

Total assets	$117,193,000	$107,137,000

LIABILITIES
Current liabilities:
Debt, current portion	$3,500,000	$—
Accounts payable	18,592,000	18,838,000
Accrued income taxes	94,000	429,000
Accrued liabilities:
Payroll and related costs	5,420,000	4,955,000
Other	11,386,000	10,586,000

Total current liabilities	38,992,000	34,808,000

Deferred compensation and supplemental retirement benefits	1,755,000	1,930,000
Other long-term liabilities	18,470,000	19,967,000

Total liabilities	59,217,000	56,705,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,007,000	21,578,000
Retained earnings	60,213,000	52,280,000
Accumulated other comprehensive (loss)	(132,000)	(452,000)
Treasury stock at cost, 2,525,000 and 2,517,000 shares, respectively	(25,443,000)	(24,305,000)

Total shareholders’ equity	57,976,000	50,432,000

Total liabilities and shareholders’ equity	$117,193,000	$107,137,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$52,999,000	$50,886,000	$151,880,000	$149,125,000
Cost and expenses:
Cost of products sold	35,772,000	34,572,000	100,735,000	101,099,000
Engineering and product development	3,187,000	3,182,000	10,362,000	9,157,000
Selling, general and administrative	8,757,000	8,081,000	26,668,000	27,729,000
Depreciation and amortization	578,000	666,000	1,793,000	2,038,000
Restructuring charges	—	852,000	—	852,000

Total cost and expenses	48,294,000	47,353,000	139,558,000	140,875,000

Income from operations	4,705,000	3,533,000	12,322,000	8,250,000
Other income (expense):
Amortization of deferred financing costs	(21,000)	(46,000)	(60,000)	(118,000)
Interest income	8,000	1,000	11,000	4,000
Interest expense	(21,000)	(8,000)	(71,000)	(39,000)
Other gain (loss), net	(21,000)	312,000	(348,000)	142,000

Income from continuing operations before income taxes	4,650,000	3,792,000	11,854,000	8,239,000
Income tax provision	1,216,000	927,000	3,184,000	2,520,000

Income from continuing operations	3,434,000	2,865,000	8,670,000	5,719,000
(Loss) from discontinued operations, net of tax	(282,000)	(464,000)	(737,000)	(902,000)

Net income	$3,152,000	$2,401,000	$7,933,000	$4,817,000

Basic net income (loss) per common share
Income from continuing operations	$0.83	$0.69	$2.09	$1.31
(Loss) from discontinued operations, net of tax	(0.07)	(0.11)	(0.18)	(0.21)

Net income	$0.76	$0.58	$1.91	$1.10

Diluted net income (loss) per common share
Income from continuing operations	$0.82	$0.69	$2.07	$1.30
(Loss) from discontinued operations, net of tax	(0.07)	(0.11)	(0.18)	(0.20)

Net income	$0.75	$0.58	$1.89	$1.10

Shares used in computing basic net income (loss) per common share	4,134,000	4,121,000	4,144,000	4,375,000
Shares used in computing diluted net income (loss) per common share	4,184,000	4,133,000	4,190,000	4,390,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,152,000	$2,401,000	$7,933,000	$4,817,000
Other comprehensive income, net of tax:
Foreign currency translation	22,000	28,000	115,000	(66,000)
Net unrealized gain on available-for-sale securities	205,000	—	205,000	—

Comprehensive income	$3,379,000	$2,429,000	$8,253,000	$4,751,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2013	2012
OPERATING ACTIVITIES:
Net income	$7,933,000	$4,817,000
Adjustment for losses from discontinued operations	737,000	902,000

Income from continuing operations	8,670,000	5,719,000

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,345,000	1,316,000
Amortization	448,000	722,000
Amortization of deferred financing costs	60,000	118,000
Stock-based compensation	446,000	909,000
Excess tax benefit on stock compensation	(120,000)	—
Loss (gain) on foreign exchange contracts	348,000	(142,000)
Provisions for losses on accounts receivable	38,000	54,000
Deferred compensation and supplemental retirement benefits	223,000	265,000
Deferred compensation and supplemental retirement benefit payments	(388,000)	(404,000)
Deferred income taxes	191,000	(412,000)
Loss on sale of equipment	—	21,000
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(3,339,000)	(1,237,000)
Inventories	(3,568,000)	133,000
Other assets	(823,000)	(542,000)
Accounts payable	(389,000)	(154,000)
Other accrued liabilities	2,343,000	(249,000)
Accrued income taxes	(349,000)	234,000

Net cash provided by operating activities from continuing operations	5,136,000	6,351,000
Net cash (used in) operating activities from discontinued operations	(3,607,000)	(780,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,529,000	5,571,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,541,000)	(1,432,000)
Purchases of available-for-sale securities	(2,362,000)	—
Acquisition of a business, net of cash acquired	—	(756,000)
Purchases of other assets	(223,000)	(202,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(5,126,000)	(2,390,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	25,090,000	—
Payments of Senior Revolving Credit Facility	(21,590,000)	—
Proceeds from Revolving Credit Facility	—	4,100,000
Payments of Revolving Credit Facility	—	(4,100,000)
Payments of deferred financing costs	(42,000)	(316,000)
Repurchase and retirement of common stock	—	(4,262,000)
Treasury stock purchases	(1,803,000)	(2,468,000)
Proceeds from stock options exercised	631,000	—
Excess tax benefit on stock compensation	120,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,406,000	(7,046,000)

Effect of exchange rate changes on cash	27,000	16,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,164,000)	(3,849,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,196,000	5,632,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,032,000	$1,783,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$66,000	$39,000
Income taxes	$2,765,000	$2,256,000

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

2. Receivables

Receivables consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Trade receivables	$32,392	$29,284
Less: allowance for doubtful accounts	(626)	(591)

Trade receivables, net	31,766	28,693
Other	1,905	1,613

Receivables, net	$33,671	$30,306

3. Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$18,499	$15,726
Work in process	5,566	4,623
Finished goods	4,374	4,819

Gross inventory	28,439	25,168
Less: allowances	(2,683)	(3,066)

Inventories, net	$25,756	$22,102

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$3,434	$2,865	$8,670	$5,719

Diluted net income available to common shareholders from continuing operations	$3,434	$2,865	$8,670	$5,719

Shares:
Basic weighted average number of common shares outstanding	4,134	4,121	4,144	4,375

Common shares assumed upon exercise of stock options	50	12	46	15

Diluted weighted average number of common shares outstanding	4,184	4,133	4,190	4,390

Basic net income (loss) per common share:
Income from continuing operations	$0.83	$0.69	$2.09	$1.31
(Loss) from discontinued operations (net of tax)	(0.07)	(0.11)	(0.18)	(0.21)

Net income	$0.76	$0.58	$1.91	$1.10

Diluted net income (loss) per common share:
Income from continuing operations	$0.82	$0.69	$2.07	$1.30
(Loss) from discontinued operations (net of tax)	(0.07)	(0.11)	(0.18)	(0.20)

Net income	$0.75	$0.58	$1.89	$1.10

For the three and nine months ended September 30, 2013, no stock options were excluded from the dilutive computation because the option exercise prices were not greater than the average market price of the Company’s common stock.

For the three and nine months ended September 30, 2012, 9,000 and 6,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At September 30, 2013, total compensation expense (included in selling, general and administrative expense) related to stock-based compensation plans for the three and nine months ended September 30, 2013 was $114,000 and $446,000 ($85,000 and $326,000 net of tax), respectively. For the three and nine months ended September 30, 2012, total compensation expense was $165,000 and $909,000 ($154,000 and $631,000, net of tax), respectively.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2013 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2013 to December 2015 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2015 (100% of earned RSUs vest at December 31, 2015). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. During the three and nine months ended September 30, 2013, $31,000 and $74,000 was charged to compensation expense, respectively. As of September 30, 2013, total unamortized compensation expense for this grant was $292,000. As of September 30, 2013, the maximum number of achievable RSUs under the 2013 LTIP was 28,000 RSUs.

On May 9, 2013, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $77,000 and $122,000 of stock compensation expense during the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, total unamortized compensation expense for this grant was $187,000. The weighted-average price of these restricted stock grants was $20.60 per share based on the grant date of May 9, 2013. As of September 30, 2013, no shares were granted under this award.

Stock Options

Option activity under the principal option plans as of September 30, 2013 and changes during the nine months ended September 30, 2013 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2012	135	$12.79	4.33	$670
Granted	—	—
Exercised	(46)	13.64
Forfeited	—	—
Expired	—	—

Outstanding as of September 30, 2013	89	$12.35	3.58	$1,129

Exercisable as of September 30, 2013	83	$11.99	3.54	$1,074

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2013 was $563,000. No options were exercised during the nine months ended September 30, 2012.

As of September 30, 2013, $10,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.2 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises for the nine months ended September 30, 2013 was $631,000. The actual tax benefit realized for the tax deduction from option exercises of share-based payment arrangements totaled $203,000 for the nine months ended September 30, 2013. No options were exercised during the nine months ended September 30, 2012. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the nine months ended September 30, 2013 and September 30, 2012, the estimated income tax rate from continuing operations was 27% and 31%, respectively. The decrease in the effective tax rate was primarily due to the recording of a research and development tax benefit of $906,000 in 2013, of which $431,000 was related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012. These credits were not available to the Company in 2012.

During the three months ended September 30, 2013, the Company recorded additional benefits from federal and state research and development tax credits of $245,000 and $67,000 respectively. During the nine months ended September 30, 2013, the Company recorded additional benefits from federal and state research and development tax credits of $741,000 and $165,000 respectively. The Company did not record additional benefits from federal and state research and development tax credits during the three and nine months ended September 30, 2012.

As of September 30, 2013, the Company’s gross research and development tax credit carryforwards totaled approximately $1,120,000. Of these credits, approximately $453,000 can be carried forward for 15 years and will expire between 2015 and 2028, and approximately $667,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2013 and December 31, 2012 of $819,000 and $595,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has been examined by the Internal Revenue Service (the “IRS”) through the calendar year 2010. State income tax statutes are generally open for periods back to and including the calendar year 2008.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $38,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of September 30, 2013, the Company has a liability for unrecognized benefits of $529,000 for federal taxes and $290,000 for state taxes. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2013, and December 31, 2012, the Company has accrued approximately $97,000 and $62,000 for the payment of interest and penalties, respectively.

The final regulations regarding the deduction and capitalization of expenditures related to tangible property were issued during the third quarter of 2013 by the IRS. The Company has reviewed these regulations and does not intend to early adopt or amend any previously filed returns. The implementation of these regulations did not have a material impact on the Company’s consolidated financial statements for the year ending December 31, 2013.

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

8. Goodwill And Intangible Assets

Acquisition in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. SL Montevideo Technology, Inc. (“SL-MTI”) recorded direct acquisition costs of approximately $10,000 and $432,000 during the three and nine months ended September 30, 2012, respectively. Direct acquisition costs were recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

At December 31, 2012, the financial statements reflected the final purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also included $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The total liability for the earn-out as of September 30, 2013 and December 31, 2012 was $130,000 and $221,000, respectively. During 2013, $119,000 was paid related to the earn-out. The results from the acquisition date through September 30, 2013 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		September 30, 2013			December 31, 2012
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$3,347	$521	$3,868	$3,078	$790
Patents (2)	5 to 20	1,291	1,211	80	1,285	1,187	98
Developed technology	5 to 6	1,700	1,700	—	1,700	1,700	—
Licensing fees	5 to 10	450	381	69	450	340	110

Total amortized finite-lived intangible assets		7,309	6,639	670	7,303	6,305	998

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$8,981	$6,639	$2,342	$8,975	$6,305	$2,670

(1)	On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.
(2)	During 2013 and 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

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

Management has not identified any triggering events, as defined by ASC 350, during 2013. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2013	$440
2014	$401
2015	$59
2016	$40
2017	$11

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended September 30, 2013 and September 30, 2012 was $110,000 and $202,000 respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2013 and September 30, 2012 was $334,000 and $603,000, respectively. Amortization expense related to software for the three months ended September 30, 2013 and September 30, 2012 was $41,000 and $40,000, respectively. Amortization expense related to software for the nine months ended September 30, 2013 and September 30, 2012 was $114,000 and $119,000, respectively.

Changes in goodwill balances by segment (defined below) are as follows:

	Balance December 31, 2012	Translation Adjustment	Balance September 30, 2013
	(in thousands)
SL Power Electronics Corp.	$4,242	$(12)	$4,230
High Power Group:
MTE Corporation	8,189	—	8,189
Teal Electronics Corp.	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249

Goodwill	$22,735	$(12)	$22,723

9. Investments

Investments in publicly traded equity securities (which include equity interests of less than 20%) are classified as available-for-sale securities. These investments are carried at fair value using quoted market prices and are included in other current assets in the Company’s Consolidated Balance Sheets. Unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in shareholders’ equity.

Available-for-sale securities consist of the following:

	September 30, 2013
	(in thousands)
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Estimated Fair Value
Common stock	$2,362	$326	$2,688

The Company had no available-for-sale securities as of December 31, 2012.

No available-for-sale securities were sold during the nine months ended September 30, 2013. Gross unrealized holding gains on available-for-sale securities for the three and nine months ended September 30, 2013 were $326,000 ($205,000 net of tax), have been included in accumulated other comprehensive income.

10. Debt

Debt as of September 30, 2013 consisted of the following:

September 30, 2013
(in thousands)
2012 Credit Facility:
$40 million variable interest rate revolving credit facility maturing in 2016	$3,500

Total debt	3,500
Less: current portion	(3,500)

Total long-term debt	$—

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 (see note 13 for additional information). The letter of credit expires on May 28, 2014 and requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

On June 20, 2013, the Company entered into a Second Amendment and Joinder to Credit Agreement and to Security Agreement (the “Second Amendment”), which amends the 2012 Credit Facility in order to reflect the Reincorporation of the Company. The Second Amendment, among other things, joins the Company as a “Borrower” under the Credit Agreement and a “Debtor” under the Security Agreement entered into by SL-NJ in connection with the 2012 Credit Facility. In consideration for the Second Amendment, the Company incurred $28,000 in fees and expenses, which are amortized over the remaining life of the 2012 Credit Facility.

As of September 30, 2013, the Company had an outstanding balance of $3,500,000 under the 2012 Credit Facility. As of December 31, 2012 the Company had no outstanding balance under the 2012 Credit Facility. At September 30, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $36,026,000 and $39,510,000, respectively.

11. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Taxes (other than income) and insurance	$667	$602
Commissions	634	680
Litigation and legal fees	118	138
Other professional fees	472	418
Environmental	4,820	5,334
Warranty	1,422	1,102
Deferred revenue	83	56
Acquisition earn-out, current	105	164
Other	3,065	2,092

Accrued liabilities – other	$11,386	$10,586

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

The following is a summary of activity in accrued warranty and service liabilities:

Nine Months Ended September 30, 2013
(in thousands)
Liability, beginning of year	$1,102
Expense for new warranties issued	919
Warranty claims	(599)

Liability, end of period	$1,422

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Environmental	$17,200	$19,033
Unrecognized tax benefits, interest and penalties	916	657
Long-term incentive plan	329	220
Acquisition earn-out, long-term	25	57

Other long-term liabilities	$18,470	$19,967

13. Commitments and Contingencies

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

The Company has reached an agreement with both the DOJ and EPA related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement, the terms of which are described below. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On May 10, 2013 the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest. On May 28, 2013, a letter of credit in the amount of $8,564,000 was issued in favor of the EPA to provide financial assurance related to the Company’s remaining obligation to pay for the EPA’s past cost as mentioned above. Also, on July 19, 2013 the Company obtained financial assurance as required by the terms of the Consent Decree related to its obligations to remediate OU-2.

On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000 (the “New Jersey Claim”). Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement, the Company has offered to pay $250,000 to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey is evaluating the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the New Jersey Claim to be in the range of $17,911,000 to $29,295,000 The Company has recorded an accrual of $17,911,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the ROD for OU-2 and the evaluation of data by the Company’s environmental engineering consultants. The liability for OU-1 and OU-2 is based upon the current terms of the Consent Decree.

Other

During 2012, the Company conducted an investigation to determine whether certain employees of SL Xianghe Power Electronics Corporation, SL Shanghai Power Electronics Corporation and SL Shanghai International Trading Corporation, three of the Company’s indirect wholly-owned subsidiaries incorporated and operating exclusively in China, may have improperly provided gifts and entertainment to government officials (the “China Investigation”). The Company had retained outside counsel and forensic accountants to assist in the China Investigation. Based upon the China Investigation, the estimated amounts of such gifts and entertainment were not material to the Company’s financial statements. Such estimates did not take into account the costs to the Company of the China Investigation itself, or any other additional costs.

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully. Additionally, the Company hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which was completed in December 2012. Also, during the first and second quarters of 2013 the Company engaged outside consultants to perform FCPA compliance tests at its operations in China and Mexico. On September 26, 2013, the DOJ notified the Company that it had closed its inquiry into this matter without filing criminal charges. The Company has not received an update from the SEC regarding the status of its inquiry. The Company cannot predict at this time whether any action may be taken by the SEC.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $22,020,000, of which $17,200,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of September 30, 2013. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP will be submitted to the NJDEP, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in 2014. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. Implementation of the groundwater pilot study is currently underway with post-injection effectiveness monitoring expected to continue through 2014.

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

As of September 30, 2013 and December 31, 2012, environmental accruals of $22,020,000 and $24,367,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 11 and 12 for additional information).

14. Segment Information

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

The unaudited comparative results for the three and nine month periods ended September 30, 2013 September 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net sales
SLPE	$22,370	$21,194	$58,350	$58,361
High Power Group	16,396	15,620	51,096	47,091
SL-MTI	9,414	9,490	27,568	28,166
RFL	4,819	4,582	14,866	15,507

Net sales	$52,999	$50,886	$151,880	$149,125

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income from operations
SLPE	$2,115	$1,144	$4,296	$1,412
High Power Group	1,444	1,499	5,596	4,449
SL-MTI	1,880	1,875	4,762	5,019
RFL	770	153	2,099	1,789
Unallocated Corporate Expenses	(1,504)	(1,138)	(4,431)	(4,419)

Income from operations	$4,705	$3,533	$12,322	$8,250

Total assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Total assets
SLPE	$39,195	$36,419
High Power Group	34,383	31,296
SL-MTI	14,374	12,012
RFL	13,756	13,744
Unallocated Corporate Assets	15,485	13,666

Total assets	$117,193	$107,137

Goodwill and other intangible assets, net, as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,530	$4,563
High Power Group	15,102	15,343
SL-MTI	115	140
RFL	5,318	5,359

Goodwill and other intangible assets, net	$25,065	$25,405

15. Retirement Plans And Deferred Compensation

During the nine months ended September 30, 2013 and September 30, 2012, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, RFL, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $179,000 and $576,000 during the three month and nine month periods ended September 30, 2013 compared to $181,000 and $614,000 during the three month and nine month periods ended September 30, 2012.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $91,000 and $223,000 for the three month and nine month periods ended September 30, 2013 compared to $64,000 and $265,000 for the three month and nine month periods ended September 30, 2012.

16. Discontinued Operations

For the three and nine months ended September 30, 2013, total loss from discontinued operations before income taxes was $463,000 and $1,211,000 ($282,000 and $737,000, net of tax). For the three and nine months ended September 30, 2012, total loss from discontinued operations before income taxes was $764,000 and $1,478,000 ($464,000 and $902,000, net of tax), respectively. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

During the third quarter of 2013, the Company purchased publicly traded equity securities which are classified as available-for-sale securities. Fair values for these investments are based on closing stock prices from active markets for identical assets and therefore are classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities is included in other current assets in the Company’s Consolidated Balance Sheets.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
	(in thousands)
Assets
Available-for-sale securities	$2,688	$—	$—	$2,688

Liabilities
Derivative financial instruments	$—	$105	$—	$105

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets
Derivative financial instruments	$—	$243	$—	$243

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2013 and December 31, 2012.

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

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of September 30, 2013, the fair value of the foreign currency forward contracts was recorded as a $105,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2012, the fair value of the foreign currency forward contracts was recorded as a $243,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of September 30, 2013.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	18	MXN	72,392
Chinese Yuan (CNH) Forward Contracts	17	CNH	89,843

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three and nine months ended September 30, 2013 and September 30, 2012:

		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(21)	Other gain (loss), net	$312

		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(348)	Other gain (loss), net	$142

19. Foreign Operations

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the nine months ended September 30, 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $662,000.

20. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2013, the Company purchased approximately 76,000 shares of Company stock at an average price of $23.90 a share. As a result, as of September 30, 2013, approximately 254,000 shares remained available for purchase under the 2010 Repurchase Plan.

21. Related Party Transactions

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

In the sections that follow, statements with respect to the quarter ended 2013 or nine months ended 2013 refer to the three month and nine month periods ended September 30, 2013. Statements with respect to the quarter ended 2012 or nine months ended 2012 refer to the three month and nine month periods ended September 30, 2012. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the nine months ended September 30, 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $662,000.

On March 11, 2013, the Company entered into a First Amendment (the “First Amendment”) to the senior revolving credit facility (the “2012 Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The First Amendment, among other things, (a) amends the Letter of Credit (“LC”) sublimit amount to the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000 and (b) allows the Company to enter into foreign currency exchange services with Loan Parties on an unsecured basis and that such obligations shall not exceed at any time an aggregate amount equal to $3,500,000 (See Note 10 – Debt for terms and conditions of the 2012 Credit Facility).

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

Business Trends

Demand for the Company’s products and services increased during 2013 compared to 2012. Sales for the nine months ended September 30, 2013, increased by $2,755,000, or 2%, and income from operations increased by $4,072,000, or 49%.

Sales increased during the nine months ended September 30, 2013 due to an increase at the High Power Group, which was partially offset by decreases at RFL Electronics Inc. (“RFL”) and Montevideo Technology, Inc. (“SL-MTI”). SL Power Electronics Corp. (“SLPE”) remained relatively flat during 2013. The increase in sales at the High Power Group was due to an increase at MTE Corporation (“MTE”), which was partially offset by a decrease at Teal Electronics Corp. (“TEAL”).

Income from operations increased during the nine months ended September 30, 2013 due to increases at SLPE, the High Power Group, and RFL, which was partially offset by a decrease at SL-MTI. Unallocated Corporate Expenses remained flat during 2013 compared to 2012. The increase in income from operations at the High Power Group was due to an increase at MTE, which was partially offset by a decrease at TEAL.

During the nine months ended September 30, 2013, the Company’s backlog increased to $66,909,000, from $64,608,000 for the same period in the prior year, for a change of 4% on a comparative basis. The increase in backlog in 2013 was primarily attributable to SL-MTI, who recorded a 20% increase in backlog. The increase in backlog at SL-MTI was partially offset by decreases at RFL, SLPE and the High Power Group of 26%, 7%, and 3%, respectively. The Company’s net new orders for the nine months ended September 30, 2013 increased by 4%, compared to the nine months ended September 30, 2012.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria is met at the time the product is shipped. Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the nine months ended 2013 and 2012.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous nine month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the nine month periods ended 2013 and 2012 by approximately 0.5% and 0.7%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.9% and 2.0% of gross trade receivables as of September 30, 2013 and December 31, 2012.

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

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of September 30, 2013 and December 31, 2012 were $12,942,000 and $13,134,000, respectively, net of valuation allowances of $2,008,000 and $1,987,000 (mostly related to discontinued operations) as of September 30, 2013 and December 31, 2012, respectively. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of certain federal and state tax expenses, research and development tax credits, and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of gross unrecognized tax benefits, excluding interest and penalties, as of September 30, 2013 and December 31, 2012 was $819,000 and $595,000, respectively. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of September 30, 2013 and December 31, 2012, the Company reported accrued interest and penalties related to unrecognized tax benefits of $97,000 and $62,000, respectively. For additional disclosures related to accounting for income taxes, see Note 10 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 13. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2012. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. There were no impairment charges for the nine months ended 2013 and 2012. As of September 30, 2013 and December 31, 2012, goodwill totaled $22,723,000 and $22,735,000 (representing 19% and 21% of total assets), respectively.

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

Impairment Of Long-Lived And Intangible Assets

The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses, monitoring expenses, and certain potential claims. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 15 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 13 to this Quarterly Report.

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

Liquidity And Capital Resources

	September 30, 2013	December 31, 2012	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$2,032	$3,196	$(1,164)	(36%)
Bank debt	$3,500	$—	$3,500	100%
Working capital	$31,669	$26,309	$5,360	20%
Shareholders’ equity	$57,976	$50,432	$7,544	15%

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

At September 30, 2013, the Company reported $2,032,000 of cash, compared to $3,196,000 of cash and cash equivalents as of December 31, 2012. Cash and cash equivalents decreased in 2013 primarily due to $5,126,000 of cash used in investing activities and $3,607,000 of cash used in operating activities from discontinued operations, which were partially offset by $5,136,000 of cash provided by operating activities from continuing operations and $2,406,000 of cash provided by financing activities.

Cash used in operating activities from discontinued operations during the nine month period ended September 30, 2013 was $3,607,000 as compared to cash used in operating activities from discontinued operations of $780,000 during the nine month period ended September 30, 2012. Cash used in operating activities from discontinued operations during 2013 was primarily related to a payment of $2,185,000, which included interest, for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1 according to the terms set forth in the Consent Decree (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree). The remaining payments in 2013 and the payments in 2012 were related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net cash provided by operating activities from continuing operations during the nine month period ended September 30, 2013 was $5,136,000 as compared to net cash provided by operating activities from continuing operations of $6,351,000 during the nine month period ended September 30, 2012. The primary sources of cash from operating activities for the nine month period ended September 30, 2013 were income from continuing operations of $8,670,000 and an increase in other accrued liabilities of $2,343,000. In addition, depreciation and amortization expense of $1,793,000 was added to income from continuing operations. The largest increase in other accrued liabilities occurred at SLPE. The increase at SLPE was primarily due to an increase in accrued bonus and other compensation, an increase in accrued U.S. agency fees, and an increase in the warranty reserve. The sources of cash from operating activities were partially offset by an increase in inventory of $3,568,000, an increase in accounts receivable of $3,339,000, and an increase in other assets of $823,000. The largest increases in inventory occurred at The High Power Group and SLPE. The increase at the High Power Group was primarily due to an increase at TEAL due to the cancellation of a large solar customer order (cost recovery negotiations are underway) coupled with the delay of customer shipments temporarily held at the Mexican border, which were shipped in October 2013. The increase at SLPE was primarily due to the delay of a large customer shipment until the fourth quarter of 2013. The largest increases in accounts receivable occurred at SL-MTI and SLPE. The increase at SL-MTI was primarily due to an increase in sales during the third quarter of 2013 as compared to relatively low sales in the fourth quarter of 2012 coupled with the delay of two large customer receipts until October 2013. The increase at SLPE was primarily due to an increase in international sales during the third quarter of 2013 as compared to the fourth quarter of 2012. The increase in other assets was primarily due to the timing of certain insurance premiums paid during the first half of 2013 and an increase in prepaid taxes. The increase in other assets was also due to an increase in payments related to purchase agreements for copper at the High Power Group.

Net cash provided by operating activities from continuing operations during the nine month period ended September 30, 2012 was $6,351,000. The sources of cash from operating activities for the nine month period ended September 30, 2012 were income from continuing operations of $5,719,000, the add-back of depreciation and amortization expense of $2,038,000, and the add-back of non-cash stock compensation expense of $909,000. These sources of cash from operating activities were partially offset by an increase in accounts receivable of $1,237,000 and an increase in other assets of $542,000. The largest increases in accounts receivable occurred at SL-MTI and at the High Power Group, which were partially offset by a large decrease at RFL. The increase at SL-MTI was due to increased sales during the third quarter of 2012 coupled with a large customer payment which was not received until October 2012. The increase at the High Power Group was primarily due to an increase at TEAL due to increased sales during the third quarter of 2012 coupled with two large customer payments which were not received until October 2012. The decrease at RFL was primarily due to decreased sales during 2012. The increase in other assets was due primarily to the capitalization of financing costs to replace the 2008 Credit Facility with the new 2012 Credit Facility and the timing of certain insurance premiums paid during the first half of 2012.

Net cash used in investing activities during the nine month period ended September 30, 2013 was $5,126,000 as compared to net cash used in investing activities of $2,390,000 during the nine month period ended September 30, 2012. Cash used in investing activities during 2013 was for the purchases of property, plant and equipment of $2,541,000, the purchases of common stock classified as available-for-sale securities of $2,362,000, and for the purchase of other assets of $223,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology, to acquire new production equipment in Mexico, and to acquire demonstration equipment related to new product introductions. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2012 was for the purchases of property, plant and equipment of $1,432,000, the acquisition of certain assets of a business of $756,000, and for the purchase of other assets of $202,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE.

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

Net cash provided by financing activities during the nine month period ended September 30, 2013 was $2,406,000 as compared to net cash used in financing activities of $7,046,000 during the nine month period ended September 30, 2012. Cash provided by financing activities during 2013 was primarily related to $3,500,000 of net borrowings under the 2012 Credit Facility and $631,000 of proceeds from the stock option exercises, which were partially offset by the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan (described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) in the amount of $1,803,000. Cash used in financing activities during 2012 was primarily related to the repurchase and retirement of common stock pursuant to the Company’s Tender Offer and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan.

On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its Amended and Restated Revolving Credit Agreement with Bank of America, N.A., as amended (the “2008 Credit Facility”). The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016 (See Note 10 – Debt for the terms and conditions of the 2012 Credit Facility).

As of September 30, 2013, the Company had an outstanding balance of $3,500,000 under the 2012 Credit Facility. As of December 31, 2012, the Company had no outstanding balance under the 2012 Credit Facility. At September 30, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $36,026,000 and $39,510,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 6.0% as of September 30, 2013.

The Company’s current ratio was 1.81 to 1 at September 30, 2013 and 1.76 to 1 at December 31, 2012. Current assets increased by $9,544,000 from December 31, 2012, while current liabilities increased by $4,184,000 during the same period.

Capital expenditures were $2,541,000 in 2013, which represented an increase of $1,109,000 from the capital expenditure levels of 2012. The Company anticipates spending approximately $997,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology, during the remainder of 2013. The 2013 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the nine months ended September 30, 2013.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at September 30, 2013 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Debt (1)	$3,504	$—	$—	$—	$3,504
Operating leases	213	2,563	1,732	1,272	5,780
Payments to EPA(2)	2,208	4,365	2,158	—	8,731

	$5,925	$6,928	$3,890	$1,272	$18,015

(1)	Includes interest payments through maturity of $4,000. Interest payments on debt are based on interest rates as of September 30, 2013.
(2)	In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree).

The table above excludes the Company’s gross liability for uncertain tax positions of $819,000, including accrued interest and penalties, which totaled $97,000 as of September 30, 2013, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to stabilize copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of September 30, 2013, inventory purchase agreements for copper totaled $2,302,000. As of September 30, 2013, no purchase commitments for copper were greater than twelve months.

Results of Operations

Three months ended September 30, 2013, compared with three months ended September 30, 2012

The tables below show the comparisons of net sales and income from operations for the quarter ended September 30, 2013 (“2013”) and the quarter ended September 30, 2012 (“2012”):

	Net Sales
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$22,370	$21,194	$1,176	6%
High Power Group	16,396	15,620	776	5
SL-MTI	9,414	9,490	(76)	(1)
RFL	4,819	4,582	237	5

Net sales	$52,999	$50,886	$2,113	4%

	Income from Operations
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$2,115	$1,144	$971	85%
High Power Group	1,444	1,499	(55)	(4)
SL-MTI	1,880	1,875	5	N/M
RFL	770	153	617	403
Unallocated Corporate Expenses	(1,504)	(1,138)	(366)	(32)

Income from operations	$4,705	$3,533	$1,172	33%

N/M – Not material.

During 2013, consolidated net sales increased by $2,113,000, or 4%, compared to net sales during the third quarter of 2012. When compared to 2012, net sales of SLPE increased by $1,176,000, or 6%; net sales of the High Power Group increased by $776,000, or 5%; net sales of SL-MTI decreased by $76,000, or 1%; and net sales at RFL increased by $237,000, or 5%.

In 2013, the Company’s income from operations increased by $1,172,000 from $3,533,000 in 2012 to $4,705,000 in 2013. Income from operations was 9% of net sales in 2013, compared to 7% of net sales in 2012. All of the Company’s operating entities recorded income from operations in 2013 and 2012. In addition, Unallocated Corporate Expenses increased by $366,000, or 32%, in 2013 compared to 2012.

Income from continuing operations in 2013 was $3,434,000, or $0.82 per diluted share, compared to income from continuing operations in 2012 of $2,865,000, or $0.69 per diluted share. Income from continuing operations was approximately 6% of net sales in 2013, compared to income from continuing operations of 6% of net sales in 2012.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $22,370,000 or 42% of consolidated net sales in 2013, compared to $21,194,000, or 42% of consolidated net sales in 2012. At SLPE, sales of the data communications product line increased by $699,000, or 30%, sales of the industrial product line increased by $668,000, or 20%, and sales of the medical equipment product line increased by $128,000, or 1%, which were partially offset by a decrease in sales of other products of $319,000, or 38%. The increase in sales in the data communications product line was primarily due to increased domestic distributor sales. The increase in sales in the industrial product line was primarily due to increased domestic distributor sales, which was partially offset by decreased sales to a large international customer. The increase in sales of the medical equipment product line was primarily due to increased sales volumes to several large international and domestic customers, which was partially offset by a decrease in domestic distributor sales. The decrease in sales of other products was primarily due to a decrease in volumes as a result of a shift in focus to standard platform products and services. Returns and distributor credits also negatively affected net sales, which represented approximately 1% and 2% of SLPE gross sales in 2013 and 2012, respectively. Domestic sales increased by 2% and international sales increased by 17% during 2013.

SLPE reported income from operations of $2,115,000 in 2013, compared to $1,144,000 in 2012. Income from operations increased in 2013 primarily due to an improvement in cost of products sold as a percentage of net sales and a decrease in operating costs. Cost of products sold as a percentage of net sales improved approximately 2% during 2013. Operating costs decreased by approximately $261,000, or 6%, during 2013 primarily due to $727,000 of restructuring charges in 2012 and a decrease in depreciation and amortization expense of $48,000, which were partially offset by an increase in selling, general and administrative expenses of $456,000, or 18%, and an increase in engineering and product development costs of $58,000, or 5%.

High Power Group

The High Power Group reported net sales of $16,396,000, or 31% of consolidated net sales in 2013, compared to $15,620,000, or 31% of consolidated net sales in 2012. The increase in net sales during 2013 was due to an increase in net sales at MTE of $396,000, or 5% and an increase in net sales at TEAL of $380,000, or 5%.

MTE’s sales increase during 2013 was primarily attributable to an increase in reactor sales to the industrial automation industry and filter sales to the oil industry. Domestic sales increased by 13% while international sales decreased by 18%. The increase in domestic sales was primarily due to increased reactor sales to a large industrial automation OEM and increased filter sales to several large domestic customers in the oil industry and the introduction of new matrix filter products. The decrease in international sales was primarily due to decreased sales to a large customer and a large distributor in the oil industry located in South America.

TEAL’s sales increase was primarily attributable to an increase in sales to the semi-conductor market of $1,386,000, an increase in sales to customers in the solar market of $425,000, and an increase in sales to the military and aerospace markets of $385,000, which were partially offset by a decrease in sales to the medical imaging equipment market of $1,796,000. The increase in the semi-conductor market was primarily driven by sales of new products to two large international customers. Sales to customers in the solar market increased during 2013 primarily due to increased sales to a new large domestic customer, partially offset by decreased sales to a large domestic customer. Sales to military and aerospace customers increased during 2013 primarily due to increased volumes to a domestic customer, partially offset by decreased sales to a large international customer. The decrease in sales to the medical imaging equipment market was primarily due to a general decline in demand in this market as evidenced by a decrease in sales to several large domestic and international customers. Domestic sales decreased by 12%, and international sales increased by 259% during 2013.

The High Power Group reported income from operations of $1,444,000 in 2013, which represented a decrease of 4% from 2012. The decrease in income from operations during 2013 was due to a decrease at TEAL of $344,000, which was partially offset by an increase at MTE of $289,000. The decrease in the High Power Group’s income from operations was due to an increase in cost of products sold as a percentage of sales, which was partially offset by a 5% increase in sales and a 5% decrease in operating costs. Cost of products sold as a percentage of net sales increased by approximately 3% during 2013. Operating costs decreased by $152,000 primarily due to a decrease in selling, general and administrative expenses of $99,000 and a decrease in depreciation and amortization expenses of $55,000, which were partially offset by an increase in engineering and product development costs of $60,000. Operating costs also decreased due to $58,000 of restructuring charges incurred during 2012 at TEAL.

SL-MTI

SL-MTI recorded net sales of $9,414,000, or 18% of consolidated net sales in 2013, compared to $9,490,000, or 18% of consolidated net sales in 2012. Sales to customers in the commercial aerospace industry decreased $352,000, or 10%, and sales to the defense industry decreased $139,000, or 3%, which were partially offset by an increase in sales of other commercial products of $250,000, or 27%, and an increase in sales of medical products of $165,000, or 76%. Domestic sales were relatively flat during 2013 primarily due to an increase in the industrial product line due to a new domestic customer project, which was partially offset by a decrease in sales volumes to several commercial aerospace customers. International sales decreased by 8% during 2013 primarily due to decreased volumes to military customers located in Canada and the United Kingdom.

SL-MTI reported income from operations of $1,880,000 in 2013, which represented an increase of less than 1% from 2012. Income from operations was relatively flat in 2013 primarily due a decrease in operating costs, which was partially offset by a 1% decrease in sales. Operating costs decreased by 2% due to a decrease in engineering and product development costs of $72,000, which was partially offset by an increase in selling, general and administrative expenses of $31,000. Cost of products sold as a percentage of net sales was relatively flat during 2013.

RFL

RFL recorded net sales of $4,819,000, or 9% of consolidated net sales in 2013, compared to $4,582,000, or 9% of consolidated net sales in 2012. Sales of RFL’s communication products increased by $191,000, or 9%, and sales of protection products increased by $68,000, or 3%, which were partially offset by a decrease in customer service sales of $22,000, or 12%. The increase in the communications product line during 2013 was primarily due a new large domestic customer project in 2013 without a comparable project in 2012. The increase in protection products was primarily due to an increase in legacy product sales, partially offset by decreased sales volumes to a customer in Mexico. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales to a domestic customer. Domestic sales increased by $775,000, or 23%, while international sales decreased by $538,000, or 44%.

RFL reported income from operations of $770,000 in 2013, which represented an increase of 403% from 2012. Income from operations increased in 2013 due primarily to a 5% increase in sales, a 7% decrease in cost of products sold as a percentage of net sales, and a 9% decrease in operating costs. Operating costs decreased by 9% primarily due to a $78,000 decrease in selling, general, and administrative expenses and a $41,000 decrease in engineering and product development expenses, which were partially offset by a $12,000 increase in depreciation and amortization expenses. Operating costs also decreased due to $67,000 of restructuring charges incurred during 2012.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2013, compared to 68% for the quarter ended 2012. Cost of products sold as a percentage of net sales decreased 1% while net sales increased 4% during 2013.

SLPE and RFL each recorded an improvement in cost of products sold as a percentage of net sales, while the High Power Group recorded an increase in cost of products sold as a percentage of net sales. Cost of products sold at SL-MTI was relatively flat during 2013. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 2% during 2013 primarily due to a favorable product mix partially due to the introduction of new products into the market, and a decrease in the inventory reserve during 2013. The decrease in SLPE’s cost of products sold as a percentage of net sales was also due to the recording of additional social taxes in China during 2012. The High Power Group recorded a 3% increase in its cost of products sold as a percentage of net sales due to a 7% increase at TEAL, which was partially offset by a 1% decrease at MTE. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix, an increase in inventory reserve, and an increase in freight and delivery expenses. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to an improved product mix, a decrease in raw materials costs, and increased sales levels which improved overhead absorption. The decrease at MTE was also due to a shift in labor to Mexico. Cost of products sold as a percentage of net sales decreased by 7% at RFL primarily due to a favorable market mix and favorable project mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2013 and 2012. Engineering and product development expenses increased by $5,000, or less than 1% during the third quarter of 2013 primarily due to an increase of $60,000 at the High Power Group, and an increase of $58,000 at SLPE, which were partially offset by a decrease of $72,000 at SL-MTI and a decrease of $41,000 at RFL. The increase in engineering and product development costs at the High Power Group was primarily due to an increase in engineering staff and employee compensation costs at MTE, which was partially offset by decreased new product development costs at TEAL. The increase in engineering and product development costs at SLPE was primarily due to an increase in other compensation costs, partially offset by a decrease in consulting fees. The decrease in engineering and product development costs at SL-MTI was primarily due to a decrease in prototype development costs. Engineering and product development costs at RFL decreased primarily due to a decrease in salaries and other compensation costs due to a lower employee headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2013, compared to 16% in 2012. During 2013, selling, general and administrative expenses increased by $676,000, or 8%, while sales increased by 4%. Selling, general and administrative expenses at SLPE increased by $456,000 in 2013 primarily due to increased salaries and other compensation costs and increased advertising expenses, which were partially offset by a decrease in consulting fees related to costs incurred in 2012 in connection with China Investigation. Selling, general and administrative expenses at SL-MTI increased by $31,000 primarily due to an increase in compensation costs and an increase in rent expense for a new satellite office in 2013. The High Power Group recorded a decrease in selling, general and administrative expenses of $99,000 due to decreases at MTE and TEAL. The decrease at MTE was primarily due to a decrease in litigation costs which were incurred in 2012, which was partially offset by increased salaries due to an increase in headcount and increased commissions related to higher sales volumes. The decrease at TEAL was primarily due to lower compensation costs. Selling, general and administrative expenses at RFL decreased by $78,000 primarily due to an insurance settlement received related to damages incurred from Hurricane Sandy, which was partially offset by an increase in consulting fees. Unallocated Corporate Expenses increased by $366,000 primarily due to increased employee compensation costs resulting from a reversal of bonus accruals in 2012, and Delaware state franchise tax incurred in 2013 resulting from the Company’s reincorporation in Delaware.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2013 were $578,000, a decrease of $88,000, or 13%, compared to depreciation and amortization expenses in 2012.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. Costs related to the 2008 Credit Facility and related waivers and amendments, which expired on August 9, 2012, were amortized over the term of the 2008 Credit Facility. During 2013 and 2012, the amortization of deferred financing costs equaled $21,000 and $46,000, respectively.

Interest Expense

Interest expense in 2013 was $21,000 compared to $8,000 in 2012. The increase in interest expense in 2013 was primarily due to increased borrowings under the Company’s 2012 Credit Facility during 2013 compared to borrowings during the same period in 2012. The Company had an outstanding balance of $3,500,000 as of September 30, 2013 and no outstanding balance as of September 30, 2012.

Other gain (loss), net

Other gain (loss), net in 2013 was a net loss of $21,000 compared to net gain of $312,000 in 2012. During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2013 was approximately 26% as compared to 24% during 2012. The increase in the effective tax rate was due to a decrease in foreign tax credits and international rate differences, which were partially offset by certain permanent adjustments.

Discontinued Operations

During 2013, the Company recorded a loss from discontinued operations, net of tax, of $282,000, compared to a loss of $464,000, net of tax, in 2012. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $3,152,000, or $0.75 per diluted share, for 2013 compared to $2,401,000, or $0.58 per diluted share, for 2012. The weighted average number of shares used in the diluted earnings per share computation was 4,184,000 and 4,133,000 for 2013 and 2012, respectively.

Results of Operations

Nine months ended September 30, 2013, compared with nine months ended September 30, 2012

The tables below show the comparisons of net sales and income from operations for the nine months ended September 30, 2013 (“2013”) and the nine months ended September 30, 2012 (“2012”):

	Net Sales
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$58,350	$58,361	$(11)	N/M
High Power Group	51,096	47,091	4,005	9%
SL-MTI	27,568	28,166	(598)	(2)
RFL	14,866	15,507	(641)	(4)

Net sales	$151,880	$149,125	$2,755	2%

	Income from Operations
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$4,296	$1,412	$2,884	204%
High Power Group	5,596	4,449	1,147	26
SL-MTI	4,762	5,019	(257)	(5)
RFL	2,099	1,789	310	17
Unallocated Corporate Expenses	(4,431)	(4,419)	(12)	N/M

Income from operations	$12,322	$8,250	$4,072	49%

N/M – Not material.

During 2013, consolidated net sales increased by $2,755,000 or 2%, compared to net sales during 2012. When compared to 2012, net sales of SLPE decreased by $11,000, or less than 1%; net sales of the High Power Group increased by $4,005,000, or 9%; net sales of SL-MTI decreased by $598,000, or 2%; and net sales at RFL decreased by $641,000, or 4%.

In 2013, the Company’s income from operations increased by $4,072,000 from $8,250,000 in 2012 to $12,322,000 in 2013. Income from operations was 8% of net sales in 2013, compared to 6% of net sales in 2012. All of the Company’s operating entities recorded income from operations in 2013 and 2012. In addition, Unallocated Corporate Expenses increased by $12,000, or less than 1%, in 2013 compared to 2012.

Income from continuing operations in 2013 was $8,670,000 or $2.07 per diluted share, compared to income from continuing operations in 2012 of $5,719,000, or $1.30 per diluted share. Income from continuing operations was approximately 6% of net sales in 2013, compared to income from continuing operations of 4% of net sales in 2012.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $58,350,000 or 38% of consolidated net sales in 2013, compared to $58,361,000, or 39% of consolidated net sales in 2012. At SLPE, sales of the industrial product line decreased by $743,000, or 8%, and sales of other products decreased by $588,000, or 30%, which were partially offset by an increase in sales of the medical equipment product line of $691,000, or 2%, and an increase in sales of the data communications product line of $629,000, or 9%. The decrease in sales in the industrial product line was primarily due to a general decline in demand in this market as evidenced by a decrease in domestic distributor sales. The decrease was also due to a decrease in sales volumes to a large international customer during 2013. The decrease in sales of other products was primarily due to a decrease in volumes as a result of a shift in focus to standard platform products and services. The increase in sales of the medical equipment product line was primarily due to increased sales volumes to several large domestic and international customers, which was partially offset by a decrease in domestic distributor sales. The increase in sales of the data communications product line was primarily due to increased domestic distributor sales. Returns and distributor credits also negatively affected net sales, which represented approximately 1% and 2% of SLPE gross sales in 2013 and 2012, respectively. Domestic sales decreased by 3% and international sales increased by 8% during 2013.

SLPE reported income from operations of $4,296,000 in 2013, compared to $1,412,000 in 2012. Income from operations increased in 2013 primarily due to an improvement in cost of products sold as a percentage of net sales and a decrease in operating costs. Cost of products sold as a percentage of net sales improved by 3% as a percentage of net sales during 2013. Operating costs decreased by approximately $1,325,000, or 9%, during 2013, primarily due to a decrease in selling, general and administrative expenses of $514,000, and a decrease in depreciation and amortization expense of $168,000, which were partially offset by an increase in engineering and product development costs of $84,000. Operating costs also decreased due to $727,000 of restructuring charges incurred during 2012.

Included in cost of products sold and operating costs during 2013 are $662,000 ($555,000 recorded in cost of products sold and $107,000 recorded in selling, general and administrative expenses) of incremental costs related to a work stoppage in China. Also, SLPE incurred $836,000 in legal and accounting fees related to the FCPA investigation in China in 2012 that were not repeated in 2013.

High Power Group

The High Power Group reported net sales of $51,096,000, or 34% of consolidated net sales in 2013, compared to $47,091,000, or 32% of consolidated net sales in 2012. The increase in net sales during 2013 was due to an increase in net sales at MTE of $4,501,000, or 19%, which was partially offset by a decrease at TEAL of $496,000, or 2%.

MTE’s sales increase during 2013 was primarily attributable to an increase in filter sales to the oil industry and the introduction of new matrix filter products, and an increase in reactor sales to the industrial automation market. Domestic sales increased by 28% while international sales decreased by 7%. The increase in domestic sales was primarily due to increased filter sales to two large customers in the oil industry and increased reactor sales to a large industrial automation OEM. The decrease in international sales was primarily due to decreased sales to a large customer and a large distributor in the oil industry located in South America, which was partially offset by increased sales to a large customer in the mining market.

TEAL’s sales decrease was primarily attributable to a decrease in sales to the medical imaging equipment market of $2,480,000, which was partially offset by an increase in sales to the semi-conductor market of $1,256,000, an increase in sales to customers in the solar market of $532,000, and an increase in sales to the military and aerospace markets of $220,000. The decrease in sales to the medical imaging equipment market was primarily due to a general decline in demand in this market as evidenced by a decrease in sales to several domestic and international customers. The increase in the semi-conductor market was primarily driven by sales of new products to two large international customers. Sales to customers in the solar market increased during 2013 primarily due to increased sales to a new large domestic customer, partially offset by decreased sales to a large domestic customer. Sales to military and aerospace customers increased during 2013 primarily due to increased sales volumes to a large domestic customer, partially offset by decreased volumes to a large domestic customer and a large international customer. Domestic sales decreased by 9%, and international sales increased by 54% during 2013.

The High Power Group reported income from operations of $5,596,000 in 2013, which represented an increase of 26% from 2012. The increase in income from operations during 2013 was due to an increase at MTE of $2,160,000, which was partially offset by a decrease of $1,013,000 at TEAL. The increase in the High Power Group’s income from operations was due to an increase in sales of 9% and a decrease in cost of products sold as a percentage of net sales, which were partially offset by an increase in operating expenses. Cost of products sold as a percentage of net sales improved by approximately 1% during 2013. Operating costs increased by $412,000, or 4%, during 2013 primarily due to an increase in engineering and product development costs of $512,000 and an increase in selling, general and administrative expenses of $67,000, which were partially offset by a decrease in depreciation and amortization expenses of $109,000. Operating costs also decreased due to $58,000 of restructuring charges incurred during 2012 at TEAL, and the absence of legal costs which were incurred in 2012 at MTE.

SL-MTI

SL-MTI recorded net sales of $27,568,000, or 18% of consolidated net sales in 2013, compared to $28,166,000, or 19% of consolidated net sales in 2012. Sales to customers in the commercial aerospace industry decreased by $890,000, or 8%, and sales to the defense industry decreased by $593,000, or 4%, which were partially offset by an increase in sales of other commercial products of $759,000, or 39%, and an increase in sales of medical products of $126,000, or 17%. Domestic sales decreased by 1% and international sales decreased by 14% during 2013. The decrease in domestic sales was primarily due to decreased sales volumes to several customers in the commercial aerospace industry, which was partially offset by increased downhole exploration sales in the oil and gas market and a new customer project in the industrial market. The decrease in domestic sales was also partially offset by $582,000 of non-comparable Astromec sales in 2013. The decrease in international sales was primarily related to decreased military sales to customers located in Australia and the United Kingdom.

SL-MTI reported income from operations of $4,762,000 in 2013, which represented a decrease of 5% from 2012. The decrease was primarily due to a 2% decrease in sales and an increase in operating costs, which was partially offset by a 1% improvement in cost of products sold as a percentage of net sales. Operating costs increased by 6% primarily due to an increase of $574,000 in engineering and product development costs and an increase of $63,000 in depreciation and amortization expenses, which were partially offset by a decrease in selling, general and administrative expenses of $351,000. SL-MTI recorded $432,000 of direct costs related to the Astromec acquisition during 2012.

RFL

RFL recorded net sales of $14,866,000, or 10% of consolidated net sales in 2013, compared to $15,507,000, or 10% of consolidated net sales in 2012. Sales of RFL’s protection products decreased by $412,000, or 5%, customer service sales decreased by $205,000, or 25%, and sales of communications products decreased by $24,000, or less than 1%. The decrease in protection products was primarily due to a large domestic project in 2012 without a project of comparable size in 2013. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales to a domestic customer. The decrease in the communications product line during 2013 was primarily due to decreased sales to a large domestic customer in the railroad industry, which were partially offset by increased sales related to a large new domestic project in 2013. Domestic sales increased by $163,000, or 1%, and international sales decreased by $804,000, or 27%.

RFL reported income from operations of $2,099,000 in 2013, which represented an increase of 17% from 2012. Income from operations increased in 2013 due primarily to an improvement in cost of products sold as a percentage of net sales and a decrease in operating costs, which were partially offset by a 4% decrease in sales. Cost of products sold as a percentage of net sales improved by 2% during 2013. Operating costs decreased by 6% primarily due to a $274,000 decrease in selling, general and administrative expenses and a $32,000 decrease in depreciation and amortization expenses, which were partially offset by an increase of $35,000 in engineering and product development expenses. Operating costs also decreased due to $67,000 of restructuring charges incurred during 2012. Included in selling, general and administrative expenses is a business insurance settlement of $205,000, which was received in September 2013.

Cost of Products Sold

Cost of products sold was approximately 66% of net sales in 2013, compared to 68% in 2012. Cost of products sold as a percentage of net sales decreased 2% while net sales increased by 2% during 2013.

All of the Company’s operating entities recorded an improvement in cost of products sold as a percentage of net sales during 2013. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 3% during 2013 primarily due to a favorable sales mix, a favorable product mix partially due to the introduction of new products into the market, a decrease in labor costs associated with the implementation of a prior year restructuring plan, and a decrease in inventory reserve during 2013 compared to 2012. SLPE’s cost of products sold as a percentage of net sales also decreased due to the recording of additional social taxes in China in 2012. The decrease in SLPE’s cost of products sold as a percentage of net sales was partially offset by $555,000 of additional costs incurred due to a work stoppage in China during March 2013. The High Power Group recorded a 1% decrease in its cost of products sold as a percentage of net sales due to a 3% decrease at MTE, which was partially offset by a 3% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to improved product mix and a decrease in commodity costs, primarily for copper and steel. The decrease at MTE was also due to a shift in labor to Mexico and increased sales levels, which improved overhead absorption. The improvements in cost of products sold as a percentage of net sales at MTE were partially offset by an increase in the inventory reserve during 2013. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix, an increase in the inventory reserve, and higher labor costs due to additional support needed for new product programs. The increase in cost of products sold as a percentage of net sales at TEAL was partially offset by lower commodity costs, primarily for copper and steel. During 2013, SL-MTI recorded a 1% decrease in its cost of products sold as a percentage of net sales primarily due to a more favorable sales mix and lower commodity costs. The decrease at SL-MTI was also due to increased costs incurred during the first nine months of 2012 due to Astromec integration costs. RFL recorded a 2% decrease in its cost of products sold as a percentage of net sales due to a favorable market mix and project mix, partially offset by unfavorable overhead variances due to a decrease in sales volumes. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 7% of net sales in 2013 compared to 6% in 2012. Engineering and product development expenses increased by $1,205,000, or 13%, during 2013 primarily due to an increase of $574,000 at SL-MTI, an increase of $512,000 at the High Power Group, increase at SLPE of $84,000, and an increase of $35,000 at RFL. The increase in engineering and product development costs at SL-MTI was primarily due to a decrease in customer funding received for prototype projects during 2013 coupled with an increase in prototype development costs. The increase in engineering and product development costs at the High Power Group was primarily due to increased new product development costs at TEAL and an increase in engineering staff and employee compensation costs at MTE. The increase in engineering and product development costs at SLPE was primarily due to an increase in other compensation costs during 2013. Engineering and product development costs at RFL increased primarily due to an increase in new product development costs primarily in the communications product line, which was partially offset by lower employee compensation costs due to a lower employee headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 18% of net sales for 2013, compared to 19% in 2012. During 2013, selling, general and administrative expenses decreased by $1,061,000, or 4%, while sales increased by 2%. Selling, general and administrative expenses at SLPE decreased by $514,000 in 2013 primarily due to costs incurred for consulting and legal fees in 2012 in connection with the China Investigation, which were partially offset by an increase in other compensation costs during 2013 and $107,000 of additional costs incurred due to a work stoppage in China during March 2013. Selling, general and administrative expenses at SL-MTI decreased by $351,000 primarily due to direct acquisition costs incurred in 2012 related to the Astromec acquisition. Selling, general and administrative expenses at RFL decreased by $274,000 primarily due a business insurance settlement received related to damages incurred from Hurricane Sandy, as mentioned previously, and lower compensation costs, which was partially offset by an increase in consulting fees. The High Power Group recorded an increase in selling, general and administrative expenses of $67,000 primarily due to an increase in salaries related to an increase in employee headcount, and increased other employee compensation costs related to commissions on higher sales volumes at MTE. The increase at the High Power Group was partially offset by a decrease in compensation costs at TEAL and the absence of litigation costs at MTE in 2012. Unallocated Corporate Expenses were relatively flat during 2013.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2013 were $1,793,000, a decrease of $245,000, or 12%, compared to depreciation and amortization expenses in 2012.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. Costs related to the 2008 Credit Facility and related waivers and amendments, which expired on August 9, 2012, were amortized over the term of the 2008 Credit Facility. During 2013 and 2012, the amortization of deferred financing costs equaled $60,000 and $118,000, respectively.

Interest Expense

Interest expense in 2013 was $71,000 compared to $39,000 in 2012. The increase in interest expense in 2013 was primarily due to increased borrowings during 2013 compared to borrowings during the same period in 2012. The Company had an outstanding balance of $3,500,000 as of September 30, 2013 and no outstanding balance as of September 30, 2012.

Other gain (loss), net

Other gain (loss), net in 2013 was a net loss of $348,000 compared to net gain of $142,000 in 2012. During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2013 was approximately 27% as compared to 31% during 2012. The decrease in the effective tax rate was primarily due to the recording of a research and development tax benefit of $906,000 in 2013, of which $431,000 was related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012. These credits were not available to the Company in 2012.

Discontinued Operations

During 2013, the Company recorded a loss from discontinued operations, net of tax, of $737,000, compared to a loss of $902,000, net of tax, in 2012. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $7,933,000 or $1.89 per diluted share, for 2013 compared to $4,817,000, or $1.10 per diluted share, for 2012. The weighted average number of shares used in the diluted earnings per share computation was 4,190,000 and 4,390,000 for 2013 and 2012, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 15 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first nine months of 2013, the Company purchased approximately 76,000 shares of Company stock at an average price of $23.90 a share. As a result, as of September 30, 2013, approximately 254,000 shares remained available for purchase under the 2010 Repurchase Plan.

The following table presents information related to the repurchases of common stock that the Company made during the nine months ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2013	—		—	—	330,000
February 2013	—		—	—	330,000
March 2013	—		—	—	330,000
April 2013	—		—	—	330,000
May 2013	19,000	(1)	$23.02	19,000	311,000
June 2013	14,000	(1)	$24.82	14,000	297,000
July 2013	8,000	(1)	$24.83	8,000	289,000
August 2013	31,000	(1)	$23.68	31,000	258,000
September 2013	4,000	(1)	$24.62	4,000	254,000

Total	76,000		$23.90	76,000	254,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Exchange Act, the Company is responsible for listing the non-audit services performed by Grant Thornton LLP, the Company’s external auditor, in the first nine months of 2013, as approved by its Audit Committee. During the nine months ended September 30, 2013, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Grant Thornton LLP. These non-audit services that were approved relate to domestic and international tax advisory and compliance.

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

Date: October 29, 2013	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer
(Principal Accounting Officer)