Form 10-K
period 2013-12-31
SL INDUSTRIES INC
filed 2014-03-19
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $54,655,000 based on the closing price of the Registrant’s common stock on the NYSE MKT on that date. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 28, 2014 was 4,125,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2014 annual meeting of stockholders.

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

On May 9, 2013, the Company’s shareholders voted to approve a proposal to change the state of incorporation of SL Industries from the State of New Jersey to the State of Delaware by merging SL-NJ with and into SL-DE (the “Reincorporation”). On June 20, 2013 (the “Effective Date”), the Reincorporation was effected by merging SL-NJ with and into SL-DE pursuant to an Agreement and Plan of Merger, dated June 3, 2013, between SL-NJ and SL-DE. SL-DE survived the merger and SL-NJ ceased to exist. The principal reason for the Reincorporation was to give the Company a greater measure of flexibility and simplicity in corporate governance and provide greater clarity and predictability with respect to the Company’s corporate legal affairs. The Reincorporation did not result in any change in the name, business, management, fiscal year, accounting, location of the principal executive officers, assets or liabilities or net worth (other than the costs of reincorporation which were immaterial) of the Company.

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility”), to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013, as described below) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 (see Note 16 for additional information). The letter of credit expires on May 28, 2014 and requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

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

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share through the 2010 Repurchase Plan. As of December 31, 2013, approximately 243,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

(b) Financial Information About Segments

Financial information about the Company’s business segments is incorporated herein by reference to Note 23 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

SLPE – SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, LED, and information technology equipment. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 38%, 39% and 43%, respectively.

HIGH POWER GROUP – The High Power Group sells products under two brand names: TEAL and MTE. TEAL designs and manufactures power quality products that include noise suppression isolation transformers, power conditioned distribution systems, voltage regulators, and high level integrated cabinets with preinstalled prewired power quality and distribution components. TEAL primarily sells to OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar, and advanced simulation systems. MTE designs and manufactures power quality solutions used to protect electrical equipment, bring harmonics into compliance, and improve the efficiency of variable speed motor drive systems. MTE’s standard product lines include: harmonic filters, three-phase AC reactors, DC link chokes, and motor protection filters. TEAL and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, renewable energy facilities, and commercial buildings. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 34%, 32% and 30%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors that are used in numerous mission critical applications, including military and commercial aerospace, oil and gas, medical, and industrial products. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 18%, 18% and 16%, respectively.

RFL – RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. These products are sophisticated communication systems that allow electric utilities to manage their high-voltage power lines more efficiently. RFL also provides products and systems used by rail and highway industries. RFL provides systems design, commissioning, training, customer service, and maintenance for all of its products. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, net sales of RFL, as a percentage of consolidated net sales from continuing operations, were 10%, 11% and 11%, respectively.

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

Raw Materials

Raw material components are supplied by various domestic and international vendors. In general, availability of materials is not a problem for the Company; however, at times the Company has had to locate alternate suppliers for certain key components. Raw materials are purchased directly from the manufacturer whenever possible to avoid distributor mark-ups. Average lead times generally run from immediate availability to 22 weeks. Lead times can be substantially higher for strategic components subject to industry shortages. In most cases, viable multiple sources are maintained for flexibility and competitive leverage.

Copper is used primarily by the High Power Group in its transformers and reactors. In an attempt to limit the volatility of copper costs, the High Power Group entered into forward purchase agreements during 2013 in the aggregate amount of approximately $2,420,000. As of December 31, 2013, forward purchase agreements in the aggregate amount of approximately $2,300,000 were entered into for 2014. As of December 31, 2013, no copper purchase commitments were greater than nine months.

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

Backlog

At March 2, 2014, March 1, 2013 and March 2, 2012, backlog was $70,163,000, $65,200,000, and $65,415,000, respectively. The backlog at March 2, 2014 increased by $4,963,000, or 8%, compared to March 1, 2013. The High Power Group and SL-MTI each recorded an increase in backlog, while SLPE and RFL each recorded a decrease in backlog at March 2, 2014, compared to March 1, 2013.

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

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $21,789,000, of which $17,200,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2013. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils will be submitted to the NJDEP in the second quarter of 2014, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in the fourth quarter of 2014. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. Implementation of the groundwater pilot study is currently underway with post-injection effectiveness monitoring expected to continue through the third quarter of 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan will be required in order to remove the new soil source contamination that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered by the state for some of the contaminants at the site. In response to this regulatory change SL-MTI’s consultants will conduct additional testing to delineate site impacts and update the site conceptual model. SL-MTI increased its reserve related to this regulatory change by approximately $97,000 during the fourth quarter of 2013. Costs related to this site are recorded as a component of continuing operations.

Employees

As of December 31, 2013, the Company had approximately 1,400 employees. Of these employees, 150, or approximately 11%, were subject to collective bargaining agreements in Mexico.

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

Generally, the Company’s sales are priced in U.S. dollars (USD) and its costs and expenses are priced in U.S. dollars, Mexican pesos (MXN) and Chinese yuan (CNH). SLPE, the High Power Group and SL-MTI price and invoice their sales primarily in U.S. dollars. The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be. RFL sales, costs, and expenses are priced in U.S. dollars.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 21%, 20% and 21% of net sales from continuing operations for fiscal 2013, 2012 and 2011, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar.

During 2013 and 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings in other gain, net on the Consolidated Statements of Income.

For additional information related to financial information about foreign operations, see Notes 17 and 23 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information

Additional information regarding the development of the Company’s businesses during 2013 and 2012 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2013.

Location	General Character	Approx. Square Footage	Owned or Leased And Expiration Date
Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 1/31/2016
Canton, MA	Design of power supply products (SLPE)	2,560	Leased – 8/31/2016
Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased – 12/15/2020
Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2016
Shanghai, China	Design of power supply products (SLPE)	600	Leased – 7/31/2014
Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	60,600	Leased – month to month
Xianghe, China	Manufacture and distribution of power supply products and employee dormitory (SLPE)	43,300	Owned
San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2017
Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 3/31/2015
Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	8,900	Leased – 11/30/2014
Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality products (High Power Group)	38,500	Leased – 7/31/2015
Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned
Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	28,300	Leased – 12/31/2014
Eden Prairie, MN	Administration and design of precision motors and motion control systems (SL-MTI)	1,950	Leased – 3/31/2018
Boonton Twp., NJ	Administration, design, sales and manufacture of electric utility equipment protection systems (RFL)	78,000	Owned
Pennsauken, NJ	Land (Unallocated Corporate Assets) (1)	6,000	Owned
Mt. Laurel, NJ	Corporate office (Unallocated Corporate Assets)	4,200	Leased – 11/30/2015

(1)	Formerly a document warehouse, which was demolished during December 2013. The property was originally used for industrial surface finishing operations.

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

The Company has reached an agreement with both the DOJ and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement, the terms of which are as follows. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On May 10, 2013 the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest. On May 28, 2013, a letter of credit in the amount of $8,564,000 was issued in favor of the EPA to provide financial assurance related to the Company’s remaining obligation to pay for the EPA’s past cost as mentioned above. Also, on July 19, 2013 the Company obtained financial assurance as required by the terms of the Consent Decree related to its obligations to remediate OU-2. The financial instruments mentioned above did not affect the Company’s availability under its Credit facility (see Note 12 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000 (the “New Jersey Claim”). Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement, on February 13, 2013 the Company offered to pay $250,000 to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey has not responded to the Company’s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the New Jersey Claim to be $17,587,000 related to its combined liability related to this site.

The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the Record of Decision for OU-2, which was issued by the EPA in September 2011, and the evaluation of data by the Company’s environmental engineering consultants. The liability for OU-1 and OU-2 is based upon the current terms of the Consent Decree.

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

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully. Additionally, the Company hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which is now completed by such employees annually. Also, during the first and second quarters of 2013 the Company engaged outside consultants to perform FCPA compliance tests at its operations in China and Mexico, which, going forward, will be performed by the Company annually. On September 26, 2013, the DOJ notified the Company that it had closed its inquiry into this matter without filing criminal charges. The Company has not received an update from the SEC regarding the status of its inquiry. The Company cannot predict at this time whether any action may be taken by the SEC.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the NYSE MKT under the ticker symbol “SLI”. The following table sets forth the high and low closing sales price per share of the Company’s common stock for the periods indicated:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	$19.65	$16.60	$20.00	$16.48
2nd Quarter	$26.04	$18.35	$19.91	$11.30
3rd Quarter	$31.00	$22.14	$16.75	$13.00
4th Quarter	$30.50	$24.58	$20.75	$11.83

Holders of Record

As of February 28, 2014, there were approximately 443 holders of record of the Company’s common stock.

Dividends

On November 26, 2012, the board of directors of the Company declared a one-time special cash dividend of $2.00 per common share (the “Dividend”) for an aggregate dividend of approximately $8,322,000. The Dividend was payable on December 17, 2012 to shareholders of record at the close of business on December 6, 2012. The Dividend was funded primarily from available cash on hand with the remainder from borrowings under the 2012 Credit Facility. No dividends were declared during fiscal 2013.

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

Issuer Purchases of Equity Securities

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share through the 2010 Repurchase Plan. As of December 31, 2013, approximately 243,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

The following table presents information related to the repurchase of common stock that the Company made during the twelve months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2013	—	—	—	330,000
February 2013	—	—	—	330,000
March 2013	—	—	—	330,000
April 2013	—	—	—	330,000
May 2013	19,000	$23.02	19,000	311,000
June 2013	14,000	$24.82	14,000	297,000
July 2013	8,000	$24.83	8,000	289,000
August 2013	31,000	$23.68	31,000	258,000
September 2013	4,000	$24.62	4,000	254,000
October 2013	9,000	$24.60	9,000	245,000
November 2013	1,000	$24.95	1,000	244,000
December 2013	1,000	$24.93	1,000	243,000

Total	87,000	$23.99	87,000	243,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.

Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2013, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warranty and rights		Weighted-average exercise price of outstanding options, warranty and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	153,000	(1)	$11.99	(2)	163,000	(3)

Equity compensation plans not approved by security holders	none

Total	153,000		$11.99		163,000

(1)	This amount includes the following:

•	83,000 shares issuable upon the exercise of outstanding stock options under the 2008 Incentive Stock Plan (the “2008 Plan”) with a weighted-average price of $11.99.

•	7,000 restricted stock units (“RSUs”) earned under the Company’s 2011 Long-term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan.

•	43,000 RSUs issuable under the Company’s 2012 Long-term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

•	20,000 RSUs issuable under the Company’s 2013 Long-term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

(2)	The 2013 LTIP, 2012 LTIP and 2011 LTIP RSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)	This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the Company’s active shareholder approved stock plan, the 2008 Plan. The 2008 Plan allows for the issuance of up to 450,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2013, 2012, 2011, 2010, and 2009, are presented below.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands except per share data)
Net sales	$204,688	$200,577	$212,331	$189,768	$147,551
Income from continuing operations (1)	$9,332	$9,357	$12,835	$9,782	$3,564
(Loss) from discontinued operations (2)	$(1,092)	$(1,580)	$(4,637)	$(7,226)	$(628)
Net income (3)	$8,240	$7,777	$8,198	$2,556	$2,936
Diluted net income per common share	$1.97	$1.80	$1.79	$0.44	$0.49
Shares used in computing diluted net income per common shares (4)	4,184	4,330	4,573	5,811	6,015
Year-end financial position
Working capital (5)	$37,051	$26,309	$34,404	$21,029	$35,064
Current ratio (5)	2.10	1.76	2.09	1.52	2.68
Total assets	$113,334	$107,137	$111,226	$104,899	$99,451
Long-term debt, less current maturities	$187	$—	$—	$—	$—
Shareholders’ equity	$59,175	$50,432	$56,857	$47,249	$69,100
Book value per share	$14.34	$12.18	$12.45	$10.53	$11.27
Other
Capital expenditures	$2,750	$1,804	$2,690	$1,416	$838
Depreciation and amortization (6)	$2,406	$2,711	$2,870	$3,026	$3,395

(1)	Fiscal 2013 includes a $5,055,000 ($3,172,000 net of tax) goodwill impairment related to the TEAL reporting unit, which is part of the High Power Group segment.
(2)	Discontinued operations for fiscal 2013 and 2012 largely relate to expenses for environmental remediation activities associated with the Company’s five environmental sites. Prior to fiscal 2012, discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities, legal expenses, and potential settlement costs associated with SurfTech.
(3)	During the fourth quarter of 2011, the Company recorded a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site, which was partially offset by a $787,000 favorable settlement with a foreign tax authority during the second quarter of 2011. Fiscal 2010 includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site and $784,000, net of tax, related to the Camden Site.
(4)	Fiscal 2013 represents the effect of the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. The Company purchased approximately 87,000 shares of its common stock in connection with the 2010 Repurchase Plan.

Fiscal 2012 represents the effect of the Company’s “Dutch Auction” tender offer that expired on June 27, 2012 (the “2012 Tender Offer”) and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. The Company purchased and retired approximately 307,000 shares of its common stock in connection with the 2012 Tender Offer, and purchased approximately 140,000 shares in connection with the 2010 Repurchase Plan.

Fiscal 2011 represents the full year effect of the Company’s tender offer that expired on October 13, 2010 (the “2010 Tender Offer”) and the purchase of Company stock held by the Company’s defined contribution plan during the fourth quarter of 2010. During 2010, the Company purchased and retired approximately 1,335,000 shares of its common stock in connection with the 2010 Tender Offer, and purchased approximately 252,000 shares of its common stock held by its defined contribution plan.

(5)	The Consolidated Balance Sheet for fiscal year 2010 was revised due to the reclassification of the Company’s long-term incentive plan accrual from payroll and related costs to other long-term liabilities.
(6)	Excludes amortization of deferred financing costs.

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

In the sections that follow, statements with respect to 2013 or fiscal 2013 refer to the twelve month period ending December 31, 2013. Statements with respect to 2012 or fiscal 2012 refer to the twelve month period ending December 31, 2012.

Significant Transactions and Financial Trends

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

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $675,000.

On March 11, 2013, the Company entered into the First Amendment to the 2012 Credit Facility with PNC Bank. The First Amendment, among other things, (a) amends the LC sublimit amount to the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000 and (b) allows the Company to enter into foreign currency exchange services with Loan Parties on an unsecured basis and that such obligations shall not exceed at any time an aggregate amount equal to $3,500,000 (See Note 12 – Debt for terms and conditions of the 2012 Credit Facility contained in Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

On May 9, 2013, the Company’s shareholders voted to approve a proposal to change the state of incorporation of SL Industries from the State of New Jersey to the State of Delaware by merging SL-NJ with and into SL-DE (the “Reincorporation”). On June 20, 2013 (the “Effective Date”), the Reincorporation was effected by merging SL-NJ with and into SL-DE pursuant to an Agreement and Plan of Merger, dated June 3, 2013, between SL-NJ and SL-DE. SL-DE survived the merger and SL-NJ ceased to exist. The principal reason for the Reincorporation was to give the Company a greater measure of flexibility and simplicity in corporate governance and provide greater clarity and predictability with respect to the Company’s corporate legal affairs. The Reincorporation did not result in any change in the name, business, management, fiscal year, accounting, location of the principal executive officers, assets or liabilities or net worth (other than the costs of reincorporation which were immaterial) of the Company.

On June 20, 2013, the Company entered into the Second Amendment, which amends the 2012 Credit Facility in order to reflect the Reincorporation of the Company. The Second Amendment, among other things, joins the Company as a “Borrower” under the Credit Agreement and a “Debtor” under the Security Agreement entered into by SL-NJ in connection with the 2012 Credit Facility.

During 2013, the Company’s annual impairment test resulted in our assessment that the carrying value of the TEAL reporting unit exceeded its fair value. As a result of the annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in the Company’s High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit.

On November 16, 2010, the Board of Directors authorized the 2010 Repurchase Plan, which allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share through the 2010 Repurchase Plan. As a result, as of December 31, 2013, approximately 243,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

Business Trends

Demand for the Company’s products and services increased during 2013, compared to 2012. Sales for the year increased by $4,111,000, or 2%. During the year, 2013 sales were greater than 2012 sales each quarter, except for the first quarter of 2013. The largest increases in sales during the year occurred at MTE, which is part of the High Power Group, and SL-MTI.

Income from operations for the year increased by $10,000, or less than 1%, compared to 2012. During 2013, income from operations was negatively impacted by a $5,055,000 non-cash goodwill impairment charge related to the Company’s TEAL reporting unit, which is part of the High Power Group segment. Without this charge, income from operations would have increased by $5,065,000, or 39%. The increase in income from operations for the year was primarily due to increases at SLPE, MTE, and SL-MTI.

During 2013, bookings increased by $10,474,000, or 5%, compared to 2012, with significant increases at SL-MTI and the High Power Group. Backlog at December 31, 2013 was $67,090,000, compared to $60,445,000 at December 31, 2012, for an increase of $6,645,000, or 11%. The most significant increases occurred at the High Power Group and SL-MTI, which were partially offset by a large decrease at SLPE.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.” The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria are met at the time the product is shipped. The Company does not currently have any multiple-element arrangements.

Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the years ended 2013, 2012 and 2011.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2013, 2012 and 2011 by approximately 0.5%, 0.6% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 1.9% and 2.0% of gross trade receivables at December 31, 2013 and December 31, 2012, respectively.

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

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of all securities held by the Company is determined by quoted market prices.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of December 31, 2013 and December 31, 2012 were $13,043,000 and $13,134,000, respectively, net of valuation allowances of $2,003,000 for 2013 and $1,987,000 for 2012. The 2013 and 2012 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions.

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

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits as of December 31, 2013 was $834,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2013 and December 31, 2012, the Company reported accrued interest and penalties related to unrecognized tax benefits of $100,000 and $62,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 16 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants and legal counsel. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 16. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2013. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit.

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

For 2013, 2012, and 2011 there were four reporting units identified for impairment testing. Those units were SLPE, TEAL, MTE and RFL. Based upon the assumptions described above, the Company’s 2013 annual impairment test resulted in our assessment that the carrying value of the TEAL reporting unit exceeded its fair value. As a result of the annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in the Company’s High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit. There were no impairment charges related to goodwill recorded during 2012 and 2011.

As of December 31, 2013, the total fair values for each of the remaining reporting units in all of the Company’s segments exceeded their total carrying values by 111% or greater. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test for all reporting units that have goodwill. Based upon the Company’s annual assessment:

•	a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit, excluding the TEAL reporting unit, by approximately 3% and would not result in an impairment of any reporting unit;

•	a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit, excluding the TEAL reporting unit, by a range of approximately 11% to 18% and would not result in an impairment of any reporting unit; or

•	a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit, excluding the TEAL reporting unit, by a range of approximately 4% to 5% and would not result in an impairment of any reporting unit.

Goodwill totaled $17,666,000 and $22,735,000 as of December 31, 2013 and December 31, 2012 (representing 16% and 21% of total assets), respectively.

Impairment Of Long-Lived And Intangible Assets

The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no impairment charges related to long-lived and intangible assets recorded during 2013, 2012 and 2011.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 16 of the Notes to the Consolidated Financial Statements.

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

Liquidity And Capital Resources

	December 31, 2013	December 31, 2012	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$7,163	$3,196	$3,967	124%
Bank debt	$1,000	$—	$1,000	100%
Capital leases	$235	$—	$235	100%
Working capital	$37,051	$26,309	$10,742	41%
Shareholders’ equity	$59,175	$50,432	$8,743	17%

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

At December 31, 2013, the Company reported $7,163,000 of cash and cash equivalents, compared to $3,196,000 of cash and cash equivalents as of December 31, 2012. Cash and cash equivalents increased in 2013 primarily due to $14,045,000 of cash provided by operating activities from continuing operations, which was partially offset by $5,532,000 of cash used in investing activities and $246,000 of cash used in financing activities. The increase in cash in 2013 was also partially offset by $4,346,000 of cash used in operating activities from discontinued operations.

Cash used in operating activities from discontinued operations was $4,346,000 during 2013 as compared to $959,000 during 2012. Cash used in operating activities from discontinued operations during 2013 was primarily related to a payment of $2,185,000, which included interest, for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1 according to the terms set forth in the Consent Decree (See Note 16 – Commitments and Contingencies for the terms and conditions of the Consent Decree). The remaining payments in 2013 and the payments in 2012 were related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

During 2013, net cash provided by operating activities from continuing operations was $14,045,000 as compared to net cash provided by operating activities from continuing operations of $16,487,000 during 2012. The primary sources of cash from operating activities for 2013 were income from continuing operations of $9,332,000 and an increase in other accrued liabilities of $1,472,000. In addition, a non-cash goodwill impairment expense of $5,055,000 related to the Company’s TEAL reporting unit, which is part of the High Power Group segment, and depreciation and amortization expense of $2,406,000 were added to income from continuing operations.

The increase in other accrued liabilities was primarily due to an increase in accrued bonus and other compensation costs as the result of the Company’s improved financial performance during 2013. The sources of cash from operating activities were partially offset by a decrease in accounts payable of $1,897,000 and an increase in other assets of $1,702,000. The largest decrease in accounts payable occurred at SLPE, which was partially offset by a large increase at MTE, which is part of the High Power Group. The decrease at SLPE was due to less inventory purchases during the fourth quarter of 2013 as compared to the fourth quarter of 2012 primarily due to lean initiatives to reduce inventory levels. The increase at MTE was due to an increase in inventory purchases during the fourth quarter of 2013 in order to fulfill a large customer order which is scheduled to be delivered during the beginning of 2014. The increase in other assets was primarily due to the increase in fair value of certain publicly traded equity securities which the Company has classified as available-for-sale securities coupled with an increase in prepaid taxes at SLPE.

During 2012, net cash provided by operating activities from continuing operations was $16,487,000. The primary sources of cash from operating activities for 2012 were income from continuing operations of $9,357,000, an increase in accounts payable of $1,913,000, a decrease in inventory of $1,195,000, and a decrease in accounts receivable of $831,000. In addition, depreciation and amortization expense of $2,711,000 and non-cash stock compensation expense of $842,000 were added to income from continuing operations. All of the Company’s operating segments recorded increases in accounts payable during 2012 due primarily to increased efforts to extend payment terms with suppliers. The increase in accounts payable was also due to large increases at TEAL and MTE, which make up the High Power Group, due to increased inventory purchases to meet anticipated customer demand in 2013. The decrease in inventory was primarily due to a large decrease at SLPE, which was partially offset by increases at MTE, TEAL, and SL-MTI. The decrease at SLPE was primarily due to lean initiatives to reduce inventory levels coupled with a decline in sales volumes. The increase at TEAL and MTE was due to the build-up of inventory to meet anticipated customer demand in 2013. The increase at SL-MTI was due to increased inventory for new customer projects coupled with the rescheduling of existing customer orders to the first quarter of 2013. The decrease in accounts receivable was primarily due to large decreases at SL-MTI and SLPE, which was partially offset by a large increase at TEAL. The decreases at SL-MTI and SLPE were primarily due to decreased net sales during the fourth quarter of 2012 as compared to the fourth quarter of 2011. The decrease at SL-MTI was also due to strong collections during December 2012 as compared to December 2011. The increase in accounts receivable at TEAL was primarily due to a 49% increase in net sales during the fourth quarter of 2012 as compared to the fourth quarter of 2011.

During 2013, net cash used in investing activities was $5,532,000 as compared to net cash used in investing activities of $2,694,000 during 2012. Cash used in investing activities during 2013 was for the purchases of property, plant and equipment of $2,750,000, the purchases of common stock classified as available-for-sale securities of $2,362,000, and for the purchase of other assets of $420,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology, to acquire new production equipment in Mexico, and to acquire demonstration equipment related to new product introductions. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE. Cash used in investing activities during 2012 was for the purchases of property, plant and equipment of $1,804,000, the acquisition of certain assets of a business of $756,000, and for the purchase of other assets of $215,000, which was partially offset by $81,000 of proceeds from the sale of an investment. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software and the capitalization of legal fees related to a new patent application at MTE. On December 17, 2012, the Company sold its investment in RFL Communications PLC, (“RFL Communications”) for $81,000 and recognized a gain on sale of $59,000.

On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex, for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The acquisition was paid for in cash. The earn-out is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. During 2013 and 2012, $148,000 and $112,000 was paid related to the earn-out. The total liability for the earn-out as of December 31, 2013 and December 31, 2012 was $116,000 and $221,000, respectively.

During 2013, net cash used in financing activities was $246,000 as compared to net cash used in financing activities of $15,281,000 during 2012. Cash used in financing activities during 2013 was primarily related to the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan (described in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) in the amount of $2,079,000, which was partially offset by $1,000,000 of net borrowings under the 2012 Credit Facility and $743,000 of proceeds from the stock option exercises. Cash used in financing activities during 2012 was primarily related to the payment of a cash dividend, the repurchase and retirement of common stock pursuant to the 2012 Tender Offer, and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. Cash used in financing activities during 2012 was also due to payments of deferred financing costs primarily associated with costs to replace the 2008 Credit Facility with the new 2012 Credit Facility.

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility”), to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013, as described below) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

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

On May 30, 2012, the Company announced a modified “Dutch Auction” tender offer (the “2012 Tender Offer”) to purchase up to $10 million of its common shares. The Company accepted for purchase 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the 2012 Tender Offer. With the completion of the 2012 Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the 2012 Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the 2012 Tender Offer with available cash on hand.

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

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share through the 2010 Repurchase Plan. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As of December 31, 2013, approximately 243,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

As of December 31, 2013, the Company’s total debt equaled $1,235,000, which was comprised of $1,000,000 under the 2012 Credit Facility and $235,000 related to capital leases. As of December 31, 2012, the Company had no outstanding debt. At December 31, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $38,526,000 and $39,510,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 2.1% as of December 31, 2013.

The Company’s current ratio was 2.10 to 1 at December 31, 2013 and 1.76 to 1 at December 31, 2012. Current assets increased by $9,746,000 from December 31, 2012, while current liabilities decreased by $996,000 during the same period.

Capital expenditures were $2,750,000 in 2013, which represented an increase of $946,000 from the capital expenditure levels of 2012. The Company anticipates spending approximately $3,700,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology during 2014. The 2014 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations during 2013 and 2012.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at December 31, 2013 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Debt (1)	$1,001	$—	$—	$—	$1,001
Capital Leases (2)	56	112	105		273
Operating leases	1,440	2,110	1,172	775	5,497
Payments to EPA(3)	2,208	4,365	2,158	—	8,731

	$4,705	$6,587	$3,435	$775	$15,502

(1)	Includes interest payments through maturity of $1,000. Interest payments on debt are based on interest rates as of December 31, 2013.
(2)	Includes interest payments through maturity of $38,000.
(3)	In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest (See Note 16 – Commitments and Contingencies for the terms and conditions of the Consent Decree).

The table above excludes the Company’s gross liability for uncertain tax positions of $934,000, including accrued interest and penalties, which totaled $100,000 as of December 31, 2013, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of December 31, 2013, inventory purchase commitments for copper totaled $2,300,000. As of December 31, 2013, no purchase commitments for copper were greater than nine months.

Restructuring Costs

Restructuring activity for the period ended December 31, 2012 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2012
	(in thousands)
2012 Plan
Severance and other employee-related charges	$—	$857	$857	$—

2011 Plan
Severance and other employee-related charges	56	—	56	—

Total restructuring reserve	$56	$857	$913	$—

No restructuring activity was recognized during the period ended December 31, 2013.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

	Net Sales
	Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(in thousands)
SLPE	$78,177	$77,869	$308	N/M
High Power Group	68,752	65,283	3,469	5%
SL-MTI	37,729	36,223	1,506	4
RFL	20,030	21,202	(1,172)	(6)

Net Sales	$204,688	$200,577	$4,111	2%

	Income from Operations
	Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(in thousands)
SLPE	$6,558	$2,487	$4,071	164%
High Power Group (1)	2,206	6,822	(4,616)	(68)
SL-MTI	7,202	6,292	910	14
RFL	2,676	2,763	(87)	(3)
Unallocated Corporate Expenses	(5,731)	(5,463)	(268)	(5)%

Income from Operations	$12,911	$12,901	$10	N/M

N/M – Not material.

(1)	Fiscal 2013 includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.

During 2013, consolidated net sales increased by $4,111,000, or 2%. When compared to 2012, net sales at SLPE increased by $308,000, or less than 1%; net sales of the High Power Group increased by $3,469,000, or 5%; net sales at SL-MTI increased by $1,506,000, or 4%; and net sales at RFL decreased by $1,172,000, or 6%.

In 2013, the Company’s income from operations was $12,911,000 compared to $12,901,000 in 2012, representing an increase of $10,000, or less than 1%. Income from operations was approximately 6% of net sales in 2013 and 2012. During 2013, the Company’s income from operations was negatively impacted by a $5,055,000 non-cash goodwill impairment charge related to the Company’s TEAL reporting unit, which is part of the High Power Group segment. Without this charge, income from operations would have increased by $5,065,000, or 39%. During 2012, the Company’s income from operations was negatively impacted by $857,000 of restructuring costs. All of the Company’s operating segments recorded income from operations in 2013 and 2012.

Income from continuing operations in 2013 was $9,332,000, or $2.23 per diluted share, compared to income from continuing operations in 2012 of $9,357,000, or $2.16 per diluted share. Income from continuing operations was approximately 5% of net sales in 2013 and 2012. During 2013, a $5,055,000 ($3,172,000, net of tax) non-cash goodwill impairment charge had a negative impact of approximately $0.76 per diluted share. During 2012, restructuring costs of $857,000 ($616,000, net of tax) had a negative impact of approximately $0.14 per diluted share. In 2013 and 2012, income from continuing operations benefited from research and development tax credits by approximately $1,051,000 and $512,000, or $0.25 and $0.12 per diluted share, respectively.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $78,177,000 or 38% of consolidated net sales in 2013, compared to $77,869,000, or 39% of consolidated net sales in 2012. At SLPE, net sales of the industrial product line increased by $1,284,000 or 11%, and sales of other products increased by $361,000, or 15%, which was partially offset by a decrease in sales of the data communications product line of $816,000, or 7%, and a decrease in sales of the medical equipment product line of $520,000, or 1%. The increase in sales in the industrial product line was primarily due to increased sales volumes to a large international customer. The decrease in sales of the data communications line was primarily due to no sales in 2013 to a former large domestic customer, coupled with a general decline in domestic distributor and customer sales during 2013. The decrease in sales of the medical equipment product line was primarily due to decreased sales to a large domestic distributor. The decrease in medical equipment sales was partially offset by increased sales to several large domestic and international customers. Returns and distributor credits also negatively affected net sales, which represented approximately 1% and 2% of gross sales in 2013 and 2012, respectively. Domestic sales decreased by 5% and international sales increased by 18% during 2013.

SLPE reported income from operations of $6,558,000 in 2013, compared to income from operations of $2,487,000 in 2012. Income from operations increased in 2013 primarily due to an improvement in cost of products sold as a percentage of net sales and a decrease in operating expenses. Cost of products sold improved by approximately 3% as a percentage of net sales during 2013. Operating costs decreased by approximately $1,692,000, or 9%, during 2013 primarily due to a decrease in selling, general and administrative expenses of $727,000, a decrease in depreciation and amortization expense of $183,000, and a decrease in engineering and product development costs of $50,000. Also, on a comparative basis, operating costs decreased due to $732,000 of restructuring charges which were incurred in 2012 while no restructuring charges were incurred in 2013.

Included in cost of products sold and operating costs during 2013 are $675,000 ($568,000 recorded in cost of products sold and $107,000 recorded in selling, general and administrative expenses) of incremental costs related to a work stoppage in China. Also, SLPE incurred $844,000 in legal and accounting fees related to the FCPA investigation in China in 2012 that were not repeated in 2013.

High Power Group

The High Power Group reported net sales of $68,752,000 or 34% of consolidated net sales in 2013, compared to $65,283,000, or 32% of consolidated net sales in 2012. The increase in net sales during 2013 was due to an increase in sales at MTE of $5,013,000, or 15%, which was offset by a decrease in sales at TEAL of $1,544,000, or 5%.

MTE’s sales increase during 2013 was primarily attributable to an increase in filter sales to the oil industry and the introduction of new matrix filter products. MTE’s sales increase was also due to an increase in reactor sales to the industrial automation market. Domestic sales increased by 23% while international sales decreased by 7%. The increase in domestic sales was primarily due to a general increase in demand as a result of the introduction of new filter products, increased filter sales to a large customer in the oil industry, and increased reactor sales to a large industrial automation OEM. The decrease in international sales was primarily due to decreased sales to a large customer and a large distributor in the oil industry located in South America.

TEAL’s sales decrease was primarily attributable to a decrease in sales to the medical imaging equipment market of $2,990,000, or 12%, which was partially offset by an increase in sales to the semi-conductor market of $1,227,000, or 74%, an increase in sales to the military and aerospace markets of $191,000, or $7%, and an increase in sales to customers in the solar market of $91,000, or 3%. The decrease in sales to the medical imaging equipment market was primarily due to a general decline in demand in this market. The increase in the semi-conductor market was primarily driven by sales of new products to two large international customers. Sales to military and aerospace customers increased during 2013 primarily due to an increased focus on the military and aerospace business, which was evident by an increase in sales volumes to two large domestic customers. Sales to customers in the solar market increased due to a new large domestic customer in 2013, which was partially offset by sales to a large domestic customer in 2012. Domestic sales decreased by 11%, and international sales increased by 52% during 2013.

The High Power Group reported income from operations of $2,206,000 in 2013, which represented a decrease of 68% from 2012. The decrease in income from operations during 2013 was due to a decrease of $6,581,000 at TEAL, which was partially offset by an increase at MTE of $1,965,000. The decrease in the High Power Group’s income from operations was due to an increase in operating costs, which was partially offset by an increase in sales of 5%. Cost of products sold as a percentage of net sales was relatively flat during 2013. Operating costs increased by $5,613,000, or 43%, during 2013 primarily due to a non-cash goodwill impairment charge of $5,055,000 recorded at TEAL. Without this charge, operating costs increased by $558,000, or 4%. This increase in operating expenses was due to an increase in engineering and product development costs of $585,000 and an increase in selling, general and administrative expenses of $196,000. The increase in operating expenses was partially offset by a decrease in depreciation and amortization expenses of $165,000 and $58,000 of restructuring charges incurred during 2012 at TEAL.

SL-MTI

SL-MTI recorded net sales of $37,729,000 or 18% of consolidated net sales in 2013, compared to $36,223,000, or 18% of consolidated net sales in 2012. Sales of industrial products increased by $1,863,000, or 81%, and sales to customers in the medical industry increased by $239,000, or 24%, which were partially offset by a decrease in sales to the defense industry of $619,000, or 3%. Sales to customers in the commercial aerospace industry were relatively flat during 2013. Domestic sales increased by 6% while international sales decreased by 8% during 2013. The increase in domestic sales was primarily due to increased downhole exploration sales in the oil and gas market and increased sales volumes to a large customer in the industrial market. The increase in domestic sales was partially offset by a decrease in sales volumes to two large military customers. The decrease in international sales was primarily related to decreased military sales to a large customer located in Australia.

SL-MTI reported income from operations of $7,202,000 in 2013, which represented an increase of 14% from 2012. The increase was primarily due to a 4% increase in sales and a 3% improvement in cost of products sold as a percentage of net sales, which were partially offset by an 11% increase in operating costs. Operating costs increased by $630,000 due to an increase of $788,000 in engineering and product development costs and an increase of $63,000 in depreciation and amortization expenses, which were partially offset by a decrease in selling, general and administrative expenses of $221,000. SL-MTI recorded $434,000 of direct costs related to the Astromec acquisition during 2012.

RFL

RFL recorded net sales of $20,030,000, or 10% of consolidated net sales in 2013, compared to $21,202,000, or 11% of consolidated net sales in 2012. Sales of communications products decreased by $582,000, or 6%, sales of protection products decreased by $299,000, or 3%, and customer service sales decreased by $291,000, or 26%. The decrease in the communications product line during 2013 was primarily due to decreased sales to a large domestic customer in the railroad industry. The decrease was also due to a large international customer project and a large domestic customer project in the power utility industry in 2012 without comparable projects in 2013. The decrease in the communications product line was partially offset by increased sales related to a large new domestic project in the power utility industry during 2013. The decrease in protection products was primarily due to a large domestic project and international project in 2012 without projects of comparable size in 2013. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales to a domestic customer. Domestic sales increased by $369,000, or 2%, while international sales decreased by $1,541,000, or 32%. The decrease in international sales is primarily related to a management decision not to quote lower margin international projects.

RFL reported income from operations of $2,676,000 in 2013, which represented a decrease of 3% from 2012. Income from operations decreased in 2013 due primarily to a 6% decrease in sales, which was partially offset by an improvement in cost of products sold as a percentage of net sales and decrease in operating costs. Cost of products sold as a percentage of net sales improved by 3% during 2013. Operating costs decreased $11,000 during 2013 primarily due to a $19,000 decrease in depreciation and amortization expenses and a $15,000 decrease in engineering and product development, which were partially offset by a $90,000 increase in selling, general and administrative expenses. Also, on a comparative basis, operating costs decreased due to $67,000 of restructuring charges incurred during 2012 while no charges were incurred in 2013.

Cost Of Products Sold

Cost of products sold was approximately 66% and 68% of net sales in 2013 and 2012, respectively. Cost of products sold as a percentage of net sales decreased 2% while net sales increased by 2% during 2013.

SLPE, SL-MTI, and RFL each recorded an improvement in cost of products sold as a percentage of net sales, while the cost of products sold as a percentage of net sales at the High Power Group was relatively flat during 2013. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 3% during 2013 primarily due to a favorable sales mix, a favorable product mix partially due to the introduction of new products into the market, a decrease in labor costs associated with the implementation of a prior year restructuring plan, and a decrease in inventory reserve charges incurred during 2013 compared to 2012. SLPE’s cost of products sold as a percentage of net sales also decreased due to the recording of additional social taxes in China in 2012, while the recording of additional social taxes were not required in 2013.

The decrease in SLPE’s cost of products sold as a percentage of net sales was partially offset by $568,000 of additional costs incurred due to a work stoppage in China during March 2013. Cost of products sold as a percentage of net sales at the High Power Group was relatively flat during 2013 due to a 2% decrease at MTE, which was offset by a 4% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to improved product mix and a decrease in commodity costs, primarily for copper and steel. The decrease at MTE was also due to a shift in labor to Mexico and increased sales levels, which improved overhead absorption. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix and higher labor costs due to additional support needed for new product programs. The increase in cost of products sold as a percentage of net sales at TEAL was partially offset by lower commodity costs, primarily for copper and steel. During 2013, SL-MTI recorded a 3% decrease in its cost of products sold as a percentage of net sales primarily due to a more favorable sales mix, lower commodity costs, and improved lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The decrease at SL-MTI was also due to increased costs incurred during 2012 due to the Astromec integration, which was completed during that year. RFL recorded a 3% decrease in its cost of products sold as a percentage of net sales primarily due to a favorable market mix and project mix. The change in market mix and project mix was primarily related to a decrease in international sales, which had lower margins. The decrease was partially offset by unfavorable overhead variances due to a decrease in sales volumes. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering And Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2013 and 2012, respectively. Engineering and product development expenses increased by $1,308,000, or 11%, during 2013 primarily due to an increase of $788,000 at SL-MTI, and an increase of $585,000 at the High Power Group, which were partially offset by a decrease of $50,000 at SLPE, and a decrease of $15,000 at RFL. The increase in engineering and product development costs at SL-MTI was primarily due to a decrease in customer funding received for prototype projects during 2013. The increase in engineering and product development costs at the High Power Group was due to increases at MTE and TEAL. The increase at MTE was primarily due to an increase in engineering staff and an increase in new product development costs. The increase in engineering and product development costs at TEAL was due to increased new product development costs, which was partially offset by a decrease in consulting fees. The decrease in engineering and product development costs at SLPE was primarily due to a decrease in consulting fees and product development costs, which were partially offset by an increase in compensation costs as a result of an increase in engineering staff during 2013. Engineering and product development costs at RFL decreased primarily due to a reduction in staff, which was partially offset by an increase in new product development costs primarily in the communications product line.

Selling, General And Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2013 and 18% of net sales for 2012. During 2013, selling, general and administrative expenses decreased by $395,000, or 1%, while sales increased by 2%.

Selling, general and administrative expenses at SLPE decreased by $727,000 in 2013 primarily due to costs incurred for consulting and legal fees in 2012 in connection with the China Investigation, which were partially offset by $107,000 of additional costs incurred due to a work stoppage in China during March 2013. Selling, general and administrative expenses at SL-MTI decreased by $221,000 primarily due to direct acquisition costs incurred in 2012 related to the Astromec acquisition, which were partially offset by increased consulting fees and an increase of approximately $100,000 related to an environmental accrual due to a regulatory change. The High Power Group recorded an increase in selling, general and administrative expenses of $196,000 primarily due to a $448,000 increase at MTE, which was partially offset by a $252,000 decrease at TEAL. The increase at MTE was due to an increase in salaries as the result of an increase in staffing in 2013, and increased other employee compensation costs related to commissions on higher sales volumes. The increase was partially offset by the absence of litigation costs at MTE, which were incurred in 2012. The decrease in selling, general and administrative expenses at TEAL was due to a decrease in compensation costs. Selling, general and administrative expenses at RFL increased by $90,000 primarily due to an increase in consulting fees and advertising costs, which were partially offset by lower compensation costs. Unallocated Corporate Expenses increased by $268,000, or 5%, primarily due to the cost of the Delaware state franchise tax, expenses related to executive recruiting, and a management service fee (see Note 26 – Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for details on the management service fee). The increase was partially offset by a decrease in stock compensation expense.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2013 were $2,406,000, a decrease of $305,000, or 11%, compared to depreciation and amortization expenses in 2012. Depreciation and amortization expenses were approximately 1% of net sales in 2013 and 2012.

Goodwill Impairment

Goodwill impairment expense in 2013 was $5,055,000, or 2.5% of net sales, without a comparable charge in 2012. The 2013 expense is detailed in the “Goodwill” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 – Goodwill and Intangibles in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Amortization Of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. Costs related to the 2008 Credit Facility and related waivers and amendments, which expired on August 9, 2012, were amortized over the term of the 2008 Credit Facility. During 2013 and 2012, the amortization of deferred financing costs equaled $83,000 and $138,000, respectively.

Interest Income And Interest Expense

In 2013, interest income was $12,000 compared to $5,000 in 2012. Interest expense in 2013 was $87,000 compared to $48,000 in 2012. The increase in interest expense in 2013 was primarily due to increased borrowings under the 2012 Credit Facility during 2013 compared to borrowings under the 2012 Credit Facility and 2008 Credit Facility during 2012. The Company had an outstanding balance of $1,000,000 as of December 31, 2013, under the 2012 Credit Facility. The Company had no outstanding balance as of December 31, 2012, under the 2012 Credit Facility.

Other gain, net

Other gain, net in 2013 was a net gain of $124,000 compared to a net gain of $302,000 in 2012. Other gain, net in 2013 includes a business insurance settlement of $202,000 received in 2013 for business interruptions related to Hurricane Sandy and $12,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $90,000 loss on foreign currency forward contracts. Other gain, net in 2012 includes a $243,000 gain on foreign currency forward contracts and a $59,000 gain recognized on the sale of the Company’s investment in RFL Communications.

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market.

Taxes (Continuing Operations)

The effective tax rate was approximately 28% in 2013 and 2012, respectively. During 2013, the effective tax rate was positively impacted by the recording of a research and development tax benefit of $1,051,000, of which $431,000 was related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012. These credits were not available to the Company in 2012.

Discontinued Operations

Loss from discontinued operations was $1,092,000, net of tax, in 2013 as compared to $1,580,000, net of tax, in 2012. The loss from discontinued operations during 2013 and 2012 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 16 – Commitments and Contingencies for further information concerning the environmental sites).

For a discussion of potential environmental liabilities, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.

Net Income

Net income was $8,240,000, or $1.97 per diluted share, for 2013 compared to $7,777,000, or $1.80 per diluted share, for 2012. The weighted-average number of shares used in the diluted earnings per share computation was 4,184,000 and 4,330,000 for 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

	Net Sales
	Years Ended December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
SLPE	$77,869	$91,066	$(13,197)	(14)%
High Power Group	65,283	63,027	2,256	4
SL-MTI	36,223	35,413	810	2
RFL	21,202	22,825	(1,623)	(7)

Net Sales	$200,577	$212,331	$(11,754)	(6%)

	Income from Operations
	Years Ended December 31,
	2012	2011	$ Variance	% Variance
	(in thousands)
SLPE	$2,487	$7,825	$(5,338)	(68)%
High Power Group	6,822	6,940	(118)	(2)
SL-MTI	6,292	6,219	73	1
RFL	2,763	3,189	(426)	(13)
Unallocated Corporate Expenses	(5,463)	(5,639)	176	3

Income from Operations	$12,901	$18,534	$(5,633)	(30%)

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

SL-MTI

SL-MTI recorded net sales of $36,223,000, or 18% of consolidated net sales in 2012, compared to $35,413,000, or 16% of consolidated net sales in 2011. SL-MTI recorded $2,617,000 of sales related to the Astromec acquisition during the 2012. As a result, comparable sales, net of the acquisition, decreased by $1,807,000, or 5%, during 2012 as compared to 2011. Sales to customers in the defense industry, excluding the acquisition, decreased by $2,331,000, or 11%, which was partially offset by an increase in industrial products, excluding Astromec sales, of $245,000, or 12%, an increase in sales of medical products, excluding Astromec sales, of $156,000, or 23%, and an increase in sales to customers in the commercial aerospace industries, excluding Astromec sales, of $123,000, or 1%. Domestic sales increased by 3% and international sales decreased by 5% during 2012. The increase in domestic sales was primarily due to $2,617,000 of sales related to the Astromec acquisition previously mentioned, which was partially offset by a decrease in military sales. The decrease in international sales was primarily related to lower volumes to two large military customers, partially offset by a large customer order in Australia, an increase in sales to customers in the medical industry and an increase in sales to customers in the oil and gas industry.

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

All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor in an attempt to improve future margins. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See the “Restructuring Costs” section located below and Note 24 for additional information).

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

SLPE’s expenses increased by $231,000 in 2012 primarily due to an increase in consulting and legal fees related to the China Investigation, which was partially offset by lower commission expenses due to reduced sales volumes in 2012 and a decrease in executive bonus expense. The High Power Group recorded an increase in selling, general and administrative expenses of $951,000 primarily due to an increase in selling, general and administrative expenses at MTE of $882,000 and an increase at TEAL of $69,000. MTE’s expenses increased primarily due to litigation costs related to settlement proceedings which have been resolved, and increased selling expenses related to increased sales and new product growth. The increase at TEAL was primarily due to increased salaries and commissions, partially offset by a decrease in executive bonus expense. SL-MTI increased by $617,000 primarily due to direct costs related to the Astromec acquisition of $434,000. Selling, general and administrative expenses at RFL decreased by $156,000 primarily due to decreased salaries and other employee compensation expenses as a result of reduced headcount, which were partially offset by increased consulting costs for marketing services. Unallocated Corporate Expenses decreased by $176,000 primarily due to a decrease in executive bonus expense and reduced professional fees, primarily related to legal and consulting fees, partially offset by an increase in stock compensation expense related to restricted shares granted to the Company’s Directors on April 2, 2012. During the third quarter of 2012, the management of SLPE, RFL, and TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity (See Note 24 for additional information).

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

Other gain, net

Other gain, net in 2012 was a net gain of $302,000 while no gain or loss was recorded in 2011. During 2012, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The Company recognized a $243,000 gain in 2012, which represents the unrealized gain on foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011. Other gain, net also includes a $59,000 gain recognized on the sale of the Company’s investment in RFL Communications during 2012.

Taxes (Continuing Operations)

The effective tax rate was approximately 28% in 2012 as compared to approximately 30% in 2011. The decrease in the effective tax rate during 2012 was due to a 1% decrease in both the tax rate differential on domestic manufacturing deduction benefit and the state income tax expense, net of federal benefit.

Discontinued Operations

Loss from discontinued operations was $1,580,000, net of tax, in 2012 as compared to $4,637,000, net of tax, in 2011. Loss from discontinued operations during 2012 primarily related to environmental remediation costs, consulting fees, legal charges, and certain claims associated with the past operations at the Company’s five environmental sites (See Note 16 – Commitments and Contingencies for further information concerning the environmental sites).

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2013 and concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders.

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

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 are submitted herewith:

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

SL INDUSTRIES, INC.
(Company)

By	/s/ William T. Fejes	Date:	March 19, 2014
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

By	/s/ Glen M. Kassan	Date:	March 19, 2014
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date:	March 19, 2014
William T. Fejes – President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Louis J. Belardi	Date:	March 19, 2014
Louis J. Belardi – Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ Warren G. Lichtenstein	Date:	March 19, 2014
Warren G. Lichtenstein – Director

By	/s/ Avrum Gray	Date:	March 19, 2014
Avrum Gray - Director

By	/s/ James A. Risher	Date:	March 19, 2014
James A. Risher - Director

By	/s/ Mark E. Schwarz	Date:	March 19, 2014
Mark E. Schwarz - Director

EXHIBIT INDEX

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description

2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

2.4	Agreement and Plan of Merger, dated June 3, 2013, by and between SL Industries, Inc., a New Jersey corporation, and SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

3.1	Amended and Restated Certificate of Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

3.2	By-Laws of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

4.1	Form of Common Stock Certificate Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

10.1+	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2+	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.3+	2008 Incentive Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.4	Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, TEAL Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2008.

10.5	First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, TEAL Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2009.

10.6+	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.7+	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.8+	Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.9+	Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.10+	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.11+	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.12	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 19, 2010, as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.

10.13	Third Amendment to Credit Agreement, dated March 28, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.14	Fourth Amendment to Credit Agreement, dated July 20, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

10.15+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, entered into during the second fiscal quarter of 2011. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.16+	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2011.

10.17+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 17, 2012. Form of Restricted Stock Unit Grant Letter and Agreement incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.18+	Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.19	Fifth Amendment to Credit Agreement, dated May 29, 2012, by and among the Company, Bank of America, N.A. as administrative agent and lender, and a syndicate of other lenders party thereto, further amending the Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012.

10.20	Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.21	Amendment to Credit Agreement, dated March 11, 2013, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013.

10.22+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 5, 2013. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.23+	Form of 2013 Restricted Shares Agreement, dated May 9, 2013, between the Company and each director of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10.24	Second Amendment and Joinder to Credit Agreement and to Security Agreement, dated June 20, 2013, by and among the Company, subsidiaries of the Company, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, subsidiaries of the Company, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

14	Code of Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2012.

21**	Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract, or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SL Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SL Industries, Inc.

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 19, 2014

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,163,000	$3,196,000
Receivables, net	30,765,000	30,306,000
Inventories, net	22,963,000	22,102,000
Other current assets	7,168,000	2,098,000
Deferred income taxes, net	2,804,000	3,415,000

Total current assets	70,863,000	61,117,000

Property, plant and equipment, net	10,790,000	9,593,000
Deferred income taxes, net	10,239,000	9,719,000
Goodwill	17,666,000	22,735,000
Other intangible assets, net	2,346,000	2,670,000
Other assets and deferred charges, net	1,430,000	1,303,000

Total assets	$113,334,000	$107,137,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,048,000	$—
Accounts payable	17,112,000	18,838,000
Accrued income taxes	20,000	429,000
Accrued liabilities:
Payroll and related costs	5,373,000	4,955,000
Other	10,259,000	10,586,000

Total current liabilities	33,812,000	34,808,000

Long-term debt, less current maturites	187,000	—
Deferred compensation and supplemental retirement benefits	1,695,000	1,930,000
Other long-term liabilities	18,465,000	19,967,000

Total liabilities	54,159,000	56,705,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,153,000	21,578,000
Retained earnings	60,520,000	52,280,000
Accumulated other comprehensive gain (loss), net of tax	822,000	(452,000)
Treasury stock at cost, 2,530,000 and 2,517,000 shares, respectively	(25,651,000)	(24,305,000)

Total shareholders’ equity	59,175,000	50,432,000

Total liabilities and shareholders’ equity	$113,334,000	$107,137,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011

Net sales	$204,688,000	$200,577,000	$212,331,000
Cost and expenses:
Cost of products sold	135,837,000	136,542,000	143,420,000
Engineering and product development	13,054,000	11,746,000	12,820,000
Selling, general and administrative	35,425,000	35,820,000	34,426,000
Depreciation and amortization	2,406,000	2,711,000	2,870,000
Restructuring charges	—	857,000	261,000
Goodwill impairment	5,055,000	—	—

Total cost and expenses	191,777,000	187,676,000	193,797,000

Income from operations	12,911,000	12,901,000	18,534,000
Other income (expense):
Amortization of deferred financing costs	(83,000)	(138,000)	(218,000)
Interest income	12,000	5,000	3,000
Interest expense	(87,000)	(48,000)	(179,000)
Fire related gain	—	—	277,000
Other gain, net	124,000	302,000	—

Income from continuing operations before income taxes	12,877,000	13,022,000	18,417,000
Income tax provision	3,545,000	3,665,000	5,582,000

Income from continuing operations	9,332,000	9,357,000	12,835,000
(Loss) from discontinued operations, net of tax	(1,092,000)	(1,580,000)	(4,637,000)

Net income	$8,240,000	$7,777,000	$8,198,000

Basic net income (loss) per common share
Income from continuing operations	$2.25	$2.17	$2.83
(Loss) from discontinued operations, net of tax	(0.26)	(0.37)	(1.02)

Net income	$1.99	$1.80	$1.81

Diluted net income (loss) per common share
Income from continuing operations	$2.23	$2.16	$2.80
(Loss) from discontinued operations, net of tax	(0.26)	(0.36)	(1.01)

Net income	$1.97	$1.80	$1.79

Shares used in computing basic net income (loss) per common share	4,138,000	4,313,000	4,535,000
Shares used in computing diluted net income (loss) per common share	4,184,000	4,330,000	4,573,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
Net income	$8,240,000	$7,777,000	$8,198,000
Other comprehensive income, net of tax:
Foreign currency translation	180,000	(103,000)	(262,000)
Net unrealized gain on available-for-sale securities	1,094,000	—	—

Comprehensive income	$9,514,000	$7,674,000	$7,936,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Common Stock				Capital in		Accumulated Other	Total
	Issued		Held In Treasury		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	(Loss) Income	Equity
Balance December 31, 2010	6,963,000	$1,393,000	(2,477,000)	$(22,769,000)	$24,085,000	$44,627,000	$(87,000)	$47,249,000
Net income						8,198,000		8,198,000
Foreign currency translation							(262,000)	(262,000)
Other, including exercise of employee stock options and related income tax benefits			82,000	755,000	353,000			1,108,000
Stock-based compensation					564,000			564,000

Balance December 31, 2011	6,963,000	$1,393,000	(2,395,000)	$(22,014,000)	$25,002,000	$52,825,000	$(349,000)	$56,857,000

Net income						7,777,000		7,777,000
Foreign currency translation							(103,000)	(103,000)
Other, including exercise of employee stock options, awards released and related income tax benefits			18,000	177,000	(64,000)			113,000
Stock-based compensation					842,000			842,000
Repurchase and retirement of common stock	(307,000)	(62,000)			(4,202,000)			(4,264,000)
Treasury stock purchased			(140,000)	(2,468,000)				(2,468,000)
Dividends declared						(8,322,000)		(8,322,000)

Balance December 31, 2012	6,656,000	$1,331,000	(2,517,000)	$(24,305,000)	$21,578,000	$52,280,000	$(452,000)	$50,432,000

Net income						8,240,000		8,240,000
Foreign currency translation							180,000	180,000
Net unrealized gain on available-for-sale securities, net of tax							1,094,000	1,094,000
Other, including exercise of employee stock options, awards released and related income tax benefits			74,000	733,000	30,000			763,000
Stock-based compensation					545,000			545,000
Treasury stock purchased			(87,000)	(2,079,000)				(2,079,000)

Balance December 31, 2013	6,656,000	$1,331,000	(2,530,000)	$(25,651,000)	$22,153,000	$60,520,000	$822,000	$59,175,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$8,240,000	$7,777,000	$8,198,000
Adjustment for losses from discontinued operations	1,092,000	1,580,000	4,637,000

Income from continuing operations	9,332,000	9,357,000	12,835,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,800,000	1,791,000	1,842,000
Amortization	606,000	920,000	1,028,000
Amortization of deferred financing costs	83,000	138,000	218,000
Stock-based compensation	545,000	842,000	564,000
Excess tax benefit on stock compensation	(132,000)	(33,000)	(291,000)
Loss (gain) on foreign exchange contracts	90,000	(243,000)	—
Provisions for losses on accounts receivable	46,000	20,000	18,000
Deferred compensation and supplemental retirement benefits	313,000	399,000	423,000
Deferred compensation and supplemental retirement benefit payments	(533,000)	(539,000)	(537,000)
Deferred income taxes	89,000	181,000	(1,587,000)
Non-cash fire related (gain)	—	—	(277,000)
(Gain) on sale of investment	—	(59,000)	—
Loss on sales of equipment	—	24,000	22,000
Goodwill impairment	5,055,000	—	—
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(465,000)	831,000	(388,000)
Inventories	(760,000)	1,195,000	(374,000)
Other assets	(1,702,000)	71,000	(599,000)
Accounts payable	(1,897,000)	1,913,000	1,981,000
Other accrued liabilities	1,472,000	(767,000)	3,360,000
Accrued income taxes	103,000	446,000	(1,215,000)

Net cash provided by operating activities from continuing operations	14,045,000	16,487,000	17,023,000
Net cash (used in) operating activities from discontinued operations	(4,346,000)	(959,000)	(1,347,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,699,000	15,528,000	15,676,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,750,000)	(1,804,000)	(2,690,000)
Acquisition of a business, net of cash acquired	—	(756,000)	—
Purchases of available-for-sale securities	(2,362,000)	—	—
Purchases of other assets	(420,000)	(215,000)	(71,000)
Return of deposit on land rights	—	—	137,000
Proceeds from sale of investment	—	81,000	—

NET CASH (USED IN) INVESTING ACTIVITIES	(5,532,000)	(2,694,000)	(2,624,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	25,490,000	2,850,000	—
Payments of Senior Revolving Credit Facility	(24,490,000)	(2,850,000)	—
Proceeds from Revolving Credit Facility	—	4,100,000	11,000,000
Payments of Revolving Credit Facility	—	(4,100,000)	(20,800,000)
Payments of deferred financing costs	(42,000)	(340,000)	(67,000)
Repurchase and retirement of common stock	—	(4,264,000)	—
Treasury stock purchases	(2,079,000)	(2,468,000)	—
Proceeds from stock options exercised	743,000	80,000	817,000
Excess tax benefit on stock compensation	132,000	33,000	291,000
Dividends paid	—	(8,322,000)	—

NET CASH (USED IN) FINANCING ACTIVITIES	(246,000)	(15,281,000)	(8,759,000)

Effect of exchange rate changes on cash	46,000	11,000	(35,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,967,000	(2,436,000)	4,258,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,196,000	5,632,000	1,374,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,163,000	$3,196,000	$5,632,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Background: SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality, and specialized communication equipment that is used in a variety of medical, commercial and military aerospace, solar, computer, datacom, industrial, telecom, transportation, utility, rail and highway equipment applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), the utility industry and, to a lesser extent, to commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 23. The Company’s discontinued operations are described and defined in Note 4.

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

On May 9, 2013, the Company’s shareholders voted to approve a proposal to change the state of incorporation of SL Industries from the State of New Jersey to the State of Delaware by merging SL-NJ with and into SL-DE (the “Reincorporation”). On June 20, 2013 (the “Effective Date”), the Reincorporation was effected by merging SL-NJ with and into SL-DE pursuant to an Agreement and Plan of Merger, dated June 3, 2013, between SL-NJ and SL-DE. SL-DE survived the merger and SL-NJ ceased to exist. The principal reason for the Reincorporation was to give the Company a greater measure of flexibility and simplicity in corporate governance and provide greater clarity and predictability with respect to the Company’s corporate legal affairs. The Reincorporation did not result in any change in the name, business, management, fiscal year, accounting, location of the principal executive officers, assets or liabilities or net worth (other than the costs of reincorporation which were immaterial) of the Company.

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

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2013 and December 31, 2012, cash and cash equivalents held in the United States are held principally at one financial institution.

Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $581,000 and $591,000 as of December 31, 2013 and December 31, 2012, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

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

Investments: The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of all securities held by the Company is determined by quoted market prices.

Property, Plant And Equipment: Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, any gain or loss is recognized currently. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets, which range from 25 to 40 years for buildings, 3 to 15 years for equipment and other property, and the lesser of the lease term or life of the asset for leasehold improvements. Assets subject to capital leases are depreciated over the lesser of the estimated useful life of the asset or length of the contract.

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

The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2013.

A two-step process is utilized to determine if goodwill has been impaired. In the first step, the fair value of each reporting unit is compared to the net asset value recorded for such unit. If the fair value exceeds the net asset value, the goodwill of the reporting unit is not adjusted. However, if the recorded net asset value exceeds the fair value, the Company would perform a second step to measure the amount of impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the goodwill recorded for such unit. If the recorded amount of goodwill exceeds the implied fair value, an impairment loss is recognized in the amount of the excess. The nonrecurring fair value measurement of goodwill is developed using significant unobservable inputs (Level 3) (see Note 18 for additional information).

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The major portion of the Company’s revenue is derived from equipment sales. The Company recognizes equipment revenue upon shipment or delivery, depending upon the terms of the order, and transfer of title. Generally, the revenue recognition criteria are met at the time the product is shipped. Provisions are made at the time the related revenue is recognized for product returns, product warranties, rebates, certain re-stocking programs with distributors and other sales incentives offered by the Company to its customers. Freight revenues billed to customers are included in net sales and expenses for shipping products are included in cost of sales.

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

Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” The net unamortized deferred financing costs at December 31, 2013 and December 31, 2012 were $227,000 and $268,000, respectively. The financing cost amortization expense was $83,000, $138,000, and $218,000, for 2013, 2012, and 2011, respectively.

Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2013, 2012 and 2011, these expenses were $904,000, $695,000 and $643,000, respectively.

Advertising Costs: Advertising costs are expensed as incurred. For 2013, 2012 and 2011, these costs were $465,000, $340,000 and $299,000, respectively.

Research And Development Costs: Research and development costs are expensed as incurred. For 2013, 2012 and 2011, these costs were $3,794,000, $3,316,000 and $2,888,000, respectively.

Other Gain, net: Other gain, net in 2013 includes a business insurance settlement of $202,000 received in 2013 for business interruptions related to Hurricane Sandy and $12,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $90,000 loss on foreign currency forward contracts. Other gain, net in 2012 includes a $243,000 gain on foreign currency forward contracts and a $59,000 gain recognized on the sale of the Company’s investment in RFL Communications PLC (“RFL Communications”).

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market. The Company did not enter into foreign exchange contracts during 2011 (see Note 19 for additional information).

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

Foreign Currency Conversion: Assets and liabilities of foreign operations are translated from local currency to U.S. dollars at the exchange rates in effect at the end of the fiscal period. Gains and losses from the translation of foreign operations are included in accumulated other comprehensive gain (loss) on the Company’s Consolidated Balance Sheets. Revenue and expenses are translated at the year-to-date average rate of exchange. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the Company’s Consolidated Statements of Income.

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

The table below sets forth the computation of basic and diluted net income (loss) per share:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except per share amounts)
Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$9,332	$9,357	$12,835

Diluted net income available to common shareholders from continuing operations	$9,332	$9,357	$12,835

Shares:
Basic weighted average number of common shares outstanding	4,138	4,313	4,535
Common shares assumed upon exercise of stock options	46	17	38

Diluted weighted average number of common shares outstanding	4,184	4,330	4,573

Basic net income (loss) per common share:
Income from continuing operations	$2.25	$2.17	$2.83
(Loss) from discontinued operations (net of tax)	(0.26)	(0.37)	(1.02)

Net income	$1.99	$1.80	$1.81

Diluted net income (loss) per common share:
Income from continuing operations	$2.23	$2.16	$2.80
(Loss) from discontinued operations (net of tax)	(0.26)	(0.36)	(1.01)

Net income	$1.97	$1.80	$1.79

For the year ended December 31, 2013, no stock options were excluded from the dilutive computation because the option exercise prices were not greater than the average market price of the Company’s common stock.

For the years ended December 31, 2012 and December 31, 2011, approximately 6,000 and 4,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

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

Note 4. Discontinued Operations

For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, total loss from discontinued operations was $1,620,000, $2,151,000, and $9,688,000 ($1,092,000, $1,580,000, and $4,637,000, net of tax), respectively. The losses from discontinued operations during 2013 and 2012 relate to environmental remediation costs, consulting fees, and legal expenses associated with the past operations at the Company’s five environmental sites (See Note 16 for additional information).

During the fourth quarter of 2011, the Company recorded a $8,300,000 ($5,151,000 net of tax) charge related to estimated environmental remediation liabilities associated with the past operations of SurfTech (see Note 16 for additional information). The remaining loss from discontinued operations during 2011 was related to environmental remediation costs, consulting fees, and legal charges associated with the past operations of the Company’s other four environmental sites. The charges mentioned above were partially offset by a favorable settlement with a foreign tax authority which was recorded as part of discontinued operations. The settlement was associated with the Company’s Elektro-Metall Export GmbH subsidiary, which was sold in January 2003. As a result, during the second quarter of 2011, the Company recognized a previously unrecognized tax position related to the settlement in the amount of $787,000 ($619,000 tax and $168,000 interest). The tax settlement had no impact on the Company’s cash flows.

Note 5. Receivables

Receivables consist of the following:

	December 31,
	2013	2012
	(in thousands)
Trade receivables	$30,766	$29,284
Less: allowance for doubtful accounts	(581)	(591)

Trade receivables, net	30,185	28,693
Recoverable income taxes	344	—
Other	236	1,613

Receivables, net	$30,765	$30,306

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

Note 7. Inventories

Inventories consist of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$16,198	$15,726
Work in process	4,842	4,623
Finished goods	4,124	4,819

Gross inventory	25,164	25,168
Less: allowances	(2,201)	(3,066)

Inventories, net	$22,963	$22,102

The above includes certain inventories that are valued using the LIFO method, which aggregated $5,789,000 and $5,414,000 as of December 31, 2013 and December 31, 2012, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2013 and December 31, 2012 was approximately $495,000 and $687,000, respectively.

Note 8. Property, Plant And Equipment

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Land	$1,146	$1,146
Buildings and leasehold improvements	9,448	9,292
Equipment and other property	28,022	25,781

	38,616	36,219
Less: accumulated depreciation	(27,826)	(26,626)

Property, plant and equipment, net	$10,790	$9,593

Depreciation expense on property, plant and equipment was $1,800,000, $1,791,000, and $1,842,000 for 2013, 2012, and 2011, respectively.

Property, plant, and equipment under capital leases had a gross value of $239,000 as of December 31, 2013. The capital lease was acquired in December 2013 and is included in equipment and other property. The Company had no capital leases in 2012.

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

At December 31, 2012, the financial statements reflected the final purchase price based on estimated fair values at the date of acquisition, including $670,000 in inventories, $202,000 in equipment, and $10,000 in other current assets. The acquisition resulted in intangible assets of $168,000 while no goodwill was recognized. Intangible assets were composed of a customer list with a useful life of 5 years. The purchase price also included $294,000 in liabilities related to an estimated earn-out, which is comprised of quarterly payments based on the performance of the acquired business over the three year period immediately following the date of acquisition. The total liability for the earn-out as of December 31, 2013 and December 31, 2012 was $116,000 and $221,000, respectively. During 2013 and 2012, $148,000 and $112,000 was paid related to the earn-out. The results from the acquisition date through December 31, 2013 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		December 31, 2013			December 31, 2012
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
				(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 8	$3,868	$3,436	$432	$3,868	$3,078	$790
Patents (2)	5 to 20	1,302	1,212	90	1,285	1,187	98
Developed technology	5 to 6	1,700	1,700	—	1,700	1,700	—
Licensing fees (3)	5 to 10	550	398	152	450	340	110

Total amortized finite-lived intangible assets		7,420	6,746	674	7,303	6,305	998

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$9,092	$6,746	$2,346	$8,975	$6,305	$2,670

(1)	On February 27, 2012, the Company purchased certain assets of Astromec, a subsidiary of Pro-Dex. Included in the purchase price is a customer list valued at $168,000. The estimated useful life of the asset is 5 years.
(2)	During 2013 and 2012, the Company’s MTE division capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.
(3)	During 2013, the Company’s RFL division purchased an intellectual property license valued at $100,000. The estimated useful life of the asset is 5 years.

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

In 2013, the Company’s annual impairment test resulted in our assessment that the carrying value of the TEAL Electronics Corp (“TEAL”) reporting unit exceeded its fair value. As a result of the Company’s annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in our High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit. There were no impairment charges related to goodwill recorded during 2012 and 2011. There were no impairment charges related to indefinite-lived intangible assets recorded during 2013, 2012 and 2011.

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

As of December 31, 2013, the total fair values for each of the remaining reporting units in all of the Company’s segments exceeded their total carrying values by 111% or greater. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2014	$418
2015	$79
2016	$60
2017	$32
2018	$26

Total amortization expense, excluding the amortization of deferred financing costs, for 2013, 2012 and 2011 was $606,000, $920,000 and $1,028,000, respectively. Amortization expense related to intangible assets for 2013, 2012 and 2011 was $441,000, $761,000 and $884,000, respectively. Amortization expense related to software for 2013, 2012 and 2011 was $165,000, $159,000 and $144,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance December 31, 2012	Impairment Losses	Foreign Exchange	Balance December 31, 2013
		(in thousands)

SL Power Electronics Corp.	$4,242	$—	$(14)	$4,228
High Power Group:
MTE Corporation	8,189		—	8,189
TEAL Electronics Corp.	5,055	(5,055)	—	—
RFL Electronics Inc.	5,249		—	5,249

Goodwill	$22,735	$(5,055)	$(14)	$17,666

The following table reflects the components of goodwill as of December 31, 2013, and December 31, 2012:

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
			(in thousands)
SL Power Electronics Corp.	$4,228	$—	$4,228	$4,242	$—	$4,242
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	—	5,055
RFL Electronics Inc.	5,249	—	5,249	5,249	—	5,249

Goodwill	$22,721	$5,055	$17,666	$22,735	$—	$22,735

Note 10. Investments

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

Available-for-sale securities consist of the following:

	December 31, 2013
	(in thousands)
	Cost	Gains in Accumulated Other Comprehensive Income	Estimated Fair Value
Common stock	$2,362	$1,739	$4,101

The Company had no available-for-sale securities as of December 31, 2012.

No available-for-sale securities were sold during the year ended December 31, 2013. Gross unrealized holding gains on available-for-sale securities for the year ended December 31, 2013 of $1,739,000 ($1,094,000 net of tax), have been included in accumulated other comprehensive income.

Note 11. Income Taxes

Income tax provision (benefit) for the fiscal years 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax provision from continuing operations	$3,545	$3,665	$5,582
Income tax (benefit) from discontinued operations	(528)	(570)	(5,051)

Total income tax provision	$3,017	$3,095	$531

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$11,832	$10,820	$15,304
Foreign	1,045	2,202	3,113

Income from continuing operations before income taxes	$12,877	$13,022	$18,417

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$4,561	$2,544	$2,307
Foreign	313	719	897
State	321	(116)	202
Deferred:
Federal	(1,570)	577	1,824
Foreign	(20)	89	203
State	(60)	(148)	149

Income tax provision from continuing operations	$3,545	$3,665	$5,582

The benefit for income taxes related to discontinued operations for 2013, 2012, and 2011 was $528,000, $570,000, and $5,051,000, respectively.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets related to continuing operations:
Deferred compensation	$829	$924
Inventory valuation	512	664
Tax loss carryforward	1,293	1,587
R&D tax credit carryforward	1,146	1,047
Accrued expenses	557	508
Warranty	427	414
Vacation and bonus expense	1,443	1,330
Other	389	537
Less valuation allowances	(588)	(415)

Deferred tax assets related to continuing operations	6,008	6,596

Deferred tax liabilities related to continuing operations:
Accelerated depreciation and amortization	1,167	2,676

Net deferred tax assets related to continuing operations	4,841	3,920

Net deferred tax assets related to discontinued operations	8,202	9,214

Net deferred tax assets	$13,043	$13,134

The Company has not made a provision for U.S. income taxes and foreign withholding taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. As of December 31, 2013 and December 31, 2012, $8,772,000 and $10,548,000 of the undistributed earnings are expected to be permanently reinvested.

As of December 31, 2013 and December 31, 2012 the Company has no foreign tax credit carryforwards.

As of December 31, 2013 and December 31, 2012, the Company’s gross research and development tax credit carryforwards totaled approximately $1,762,000 and $1,610,000, respectively. The increase in research and development tax credits during 2013 was primarily due to the retroactive reinstatement of the federal credit to 2012 by the American Taxpayer Relief Act of 2012. These credits were not available to the Company in 2012. Of the December 31, 2013 credits, approximately $676,000 can be carried forward for 15 years and expire between 2015 and 2028, while $1,086,000 will carry over indefinitely.

As of December 31, 2013, the Company has gross federal and state net operating loss carryforward tax benefits of $3,094,000 and $1,773,000, respectively, which expire at various dates from 2014 to 2032. In addition, the Company has a gross foreign net operating loss carryforward tax benefit of $398,000, which does not expire.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $13,043,000 of the net deferred tax assets as of December 31, 2013 will be realized. The Company has an allowance of $2,003,000 (mostly related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.

The following is a reconciliation of income tax expense related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2013	2012	2011
Statutory rate	35%	35%	35%
Tax rate differential on domestic manufacturing deduction benefit	(2)	(2)	(1)
State income taxes, net of federal income tax	3	1	2
Foreign operations	—	(2)	(2)
Research and development credits	(8)	(4)	(4)

Effective tax rate	28%	28%	30%

For the fiscal year ended December 31, 2013, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

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

Unrecognized Tax Positions

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. During the third quarter of 2011 the Company was contacted by the Internal Revenue Service (the “IRS”) to examine the calendar years 2009 and 2010. The examination was completed during the fourth quarter of 2012 with no material adjustments. State income tax statutes are generally open for periods back to and including the calendar year 2009.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Gross unrecognized tax benefits, beginning of year	$595	$722	$2,358
Increases in tax positions taken in the current year	144	65	217
Increases in tax positions taken in prior years	172	60	57
Decreases in tax positions taken in prior years	—	—	(932	)(1)
Decreases in tax positions related to settlement with tax authorities	(34)	(96)	(564)
Statute of limitations expired	(43)	(156)	(414)

Gross unrecognized tax benefits, end of year	$834	$595	$722

(1)	The Company determined that in one state its credit carry-forward in that state was more-likely-than-not not going to be realized. As a result, the Company reclassified such position in the amount of $373,000 from an unrecognized tax position to a valuation allowance as a reduction to the deferred tax asset. In addition, in 2010 the Company established an unrecognized tax position for its method of accounting for an accrual on its tax return for all open tax years. During 2011, the uncertain tax position was released in the amount of $559,000 and a deferred tax liability was established for the repayment of the underpaid tax.

If recognized, all of the net unrecognized tax benefits at December 31, 2013 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2013 and December 31, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $100,000 and $62,000, respectively.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $318,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of December 31, 2013, the Company has a liability for unrecognized benefits of $512,000 for federal taxes and $322,000 for state taxes. Such benefits relate primarily to expenses incurred in those jurisdictions.

Note 12. Debt

Debt as of December 31, 2013 consisted of the following:

December 31,
2013
(in thousands)
2012 Credit Facility:
$40 million variable interest rate senior revolving credit facility maturing in 2016	$1,000
Other capital leases with maturities through 2018	235

Total debt	1,235
Less current portion	(1,048)

Total long-term portion	$187

As of December 31, 2012 the Company had no outstanding balance under the 2012 Credit Facility.

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility”), to replace its 2008 Credit Facility. The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility included a $5,000,000 sublimit for letters of credit (subsequently amended on March 11, 2013, as described below) and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. As of December 31, 2013, the interest rate under the 2012 Credit Facility equaled 1.42%. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 (see Note 16 for additional information). The letter of credit expires on May 28, 2014 and requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

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

As of December 31, 2013, the Company had an outstanding balance of $1,000,000 under the 2012 Credit Facility. As of December 31, 2012 the Company had no outstanding balance under the 2012 Credit Facility. At December 31, 2013 and December 31, 2012, the Company had total availability under the 2012 Credit Facility of $38,526,000 and $39,510,000, respectively.

The aggregate maturities on all long-term debt (including current portion) are:

	Debt	Capital Leases	Total Debt
	(in thousands)
2014	$1,000	$48	$1,048
2015	—	48	48
2016	—	48	48
2017	—	48	48
2018	—	43	43

Total	$1,000	$235	$1,235

Note 13. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	December 31,
	2013	2012
	(in thousands)
Taxes (other than income) and insurance	$769	$602
Commissions	645	680
Litigation and legal fees	121	138
Other professional fees	624	418
Environmental	4,589	5,334
Warranty	1,145	1,102
Deferred revenue	54	56
Acquisition earn-out, current	107	164
Other	2,205	2,092

Accrued liabilities - other	$10,259	$10,586

Included in the environmental accrual are estimates for all known costs believed to be probable and reasonably estimable for sites that the Company currently operates or operated at one time (see Note 16 for additional information).

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.

The following is a summary of activity in accrued warranty and service liabilities:

	December 31,
	2013	2012
	(in thousands)
Liability, beginning of year	$1,102	$1,318
Expense for new warranties issued	904	962
Accruals related to preexisting warranties (1)	—	(267)
Warranty claims paid	(861)	(911)

Liability, end of period	$1,145	$1,102

(1)	Includes adjustments related to changes in estimates.

Note 14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Environmental	$17,200	$19,033
Unrecognized tax benefits, interest and penalties	934	657
Long-term incentive plan	322	220
Acquisition earn-out, long-term	9	57

Other long-term liabilities	$18,465	$19,967

Note 15. Retirement Plans And Deferred Compensation

During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), the High Power Group, including TEAL and MTE Corporation (“MTE”), SL Montevideo Technology, Inc. (“SL-MTI”), RFL Electronics Inc. (“RFL”) and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2013, 2012 and 2011 amounted to approximately $512,000, $653,000, and $741,000, respectively. The reduction in costs incurred in 2013 compared to 2012 was primarily due to the Company utilizing funds from forfeitures to reduce the Company’s contribution.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $313,000, $399,000 and $423,000 for 2013, 2012 and 2011, respectively.

The Company is the owner and beneficiary of life insurance policies on the lives of some of the participants having a deferred compensation or supplemental retirement agreement. As of December 31, 2013, the aggregate death benefit totaled $513,000, with the corresponding cash surrender value of all policies totaling $323,000. As of December 31, 2012, the aggregate death benefit totaled $493,000, with the corresponding cash surrender value of all policies totaling $299,000.

As of December 31, 2013, certain agreements restrict the Company from utilizing the cash surrender value of certain life insurance policies totaling approximately $323,000 for purposes other than the satisfaction of the specific underlying deferred compensation agreements. The Company offsets the dividends realized from the life insurance policies with premium expenses. Net expenses recorded in connection with these policies amounted to $9,000, $4,000 and $11,000 for 2013, 2012 and 2011, respectively.

Note 16. Commitments And Contingencies

Leases: The Company is a party to certain operating leases for facilities, equipment and vehicles from third parties, which expire through 2020. The Company’s RFL segment is party to a capital lease with a third party for production equipment which expires in 2018.

The minimum rental commitments for capital leases and operating leases as of December 31, 2013 are as follows:

	Capital Leases	Operating Leases	Total
	(in thousands)
2014	$56	$1,440	$1,496
2015	56	1,261	1,317
2016	56	849	905
2017	56	769	825
2018	49	403	452
Thereafter	—	775	775

Total minimum lease payments	$273	$5,497	$5,770

Less: amounts representing interest	38

Total principal payable	$235

For 2013, 2012 and 2011, rental expense applicable to continuing operations aggregated approximately $2,011,000, $2,110,000 and $2,116,000, respectively.

Letters Of Credit: As of December 31, 2013 and December 31, 2012, the Company was contingently liable for $474,000 and $490,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

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

The Company has reached an agreement with both the DOJ and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement, the terms of which are described below. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest. On May 28, 2013, a letter of credit in the amount of $8,564,000 was issued in favor of the EPA to provide financial assurance related to the Company’s remaining obligation to pay for the EPA’s past cost as mentioned above. Also, on July 19, 2013 the Company obtained financial assurance as required by the terms of the Consent Decree related to its obligations to remediate OU-2. The financial instruments mentioned above did not affect the Company’s availability under its Credit facility (see Note 12 Debt).

On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000 (the “New Jersey Claim”). Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement, on February 13, 2013 the Company offered to pay $250,000 to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey has not responded to the Company’s s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the New Jersey Claim to be $17,587,000 related to its combined liability related to this site. The estimated OU-2 remediation liability is based upon the EPA’s plan for remediation as provided in the Record of Decision for OU-2 and the evaluation of data by the Company’s environmental engineering consultants. The liability for OU-1 and OU-2 is based upon the current terms of the Consent Decree.

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

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The Company’s outside counsel contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company was conducting an internal investigation, and agreed to cooperate fully. Additionally, the Company hired outside consultants to provide assistance in implementing a mandatory FCPA compliance program for all of its employees which is now completed by such employees annually. Also, during the first and second quarters of 2013 the Company engaged outside consultants to perform FCPA compliance tests at its operations in China and Mexico, which going forward, will be performed by the Company annually. On September 26, 2013, the DOJ notified the Company that it had closed its inquiry into this matter without filing criminal charges. The Company has not received an update from the SEC regarding the status of its inquiry. The Company cannot predict at this time whether any action may be taken by the SEC.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $21,789,000, of which $17,200,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2013. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils will be submitted to the NJDEP in the second quarter of 2014, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in the fourth quarter of 2014. Also, the Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. Implementation of the groundwater pilot study is currently underway with post-injection effectiveness monitoring expected to continue through the third quarter of 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan will be required in order to remove the new soil source contamination that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change SL-MTI’s consultants will conduct additional testing to delineate site impacts and update the site conceptual model. SL-MTI increased its reserve related to this regulatory change by approximately $97,000 during the fourth quarter of 2013. Costs related to this site are recorded as a component of continuing operations.

As of December 31, 2013 and December 31, 2012, environmental accruals of $21,789,000 and $24,367,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 13 and 14 for additional information).

Employment Agreements: During 2010, the Company entered into severance agreements with certain key employees that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments equal twelve months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2013 and if these employees had been terminated during the year, the payments would have aggregated approximately $676,000 under such change-of-control agreements.

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

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 21%, 20% and 21% of net sales from continuing operations for 2013, 2012 and 2011, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar (see Note 19 for additional information).

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $675,000.

Note 18. Fair Value Measurement And Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

During 2013, the Company purchased publicly traded equity securities which are classified as available-for-sale securities. Fair values for these investments are based on closing stock prices from active markets for identical assets and therefore are classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities is included in other current assets in the Company’s Consolidated Balance Sheets.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets
Available-for-sale securities	$4,101	$—	$—	$4,101
Derivative financial instruments	—	152	—	152

Total Assets	$4,101	$152	$—	$4,253

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets
Derivative financial instruments	$—	$243	$—	$243

Total Assets	$—	$243	$—	$243

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

In 2013, in connection with the Company’s annual impairment test, goodwill with a carrying amount of $5,055,000 was written down to its implied fair value of zero. This resulted in a $5,055,000 goodwill impairment charge that was recorded in goodwill impairment expense in the High Power Group segment on the Consolidated Statements of Income. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a combination of a discounted cash flow valuation methodology and comparative market multiples methodology (see Note 9 of the Consolidated Financial Statements).

The Company did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012.

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 19. Derivative Instruments And Hedging Activities

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

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain, net on the Consolidated Statements of Income. As of December 31, 2013, the fair value of the foreign currency forward contracts was recorded as a $152,000 asset in other current assets on the Consolidated Balance Sheets. As of December 31, 2012, the fair value of the foreign currency forward contracts was recorded as a $243,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of December 31, 2013:

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	14	MXN 48,967
Chinese Yuan (CNH) Forward Contracts	8	CNH 55,080

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the twelve months ended December 31, 2013 and December 31, 2012:

		Year Ended December 31, 2013		Year Ended December 31, 2012
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(90)	Other gain (loss), net	$243

The Company did not enter into foreign exchange contracts during fiscal 2011.

Note 20. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share through the 2010 Repurchase Plan. During 2012, the Company purchased approximately 140,000 shares of Company stock at an average price of $17.59 a share through the 2010 Repurchase Plan. As of December 31, 2013, approximately 243,000 shares remained available for purchase under the 2010 Repurchase Plan. Currently the 2010 Repurchase Plan has no expiration date.

On May 30, 2012, the Company announced a modified “Dutch Auction” tender offer (the “2012 Tender Offer”) to purchase up to $10 million of its common shares. The 2012 Tender Offer expired on June 27, 2012. Under the terms of the 2012 Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $12.00 and not greater than $13.50, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the 2012 Tender Offer. All common stock purchased by the Company were purchased at the same price.

The Company accepted for purchase approximately 307,000 shares of its common stock at a purchase price of $13.50 per share. These shares represented approximately 6.9% of the total common stock outstanding as of June 27, 2012 prior to the purchase of shares pursuant to the 2012 Tender Offer. With the completion of the 2012 Tender Offer, the Company had approximately 4,121,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the 2012 Tender Offer was $4,147,000 excluding transaction costs. The Company paid for the 2012 Tender Offer with available cash on hand.

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

Note 21. Stock-Based Compensation

At December 31, 2013, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, the total compensation expense (included in selling, general and administrative expense) related to these plans was $545,000, $842,000, and $564,000 ($395,000, $605,000, and $317,000, net of tax), respectively.

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

During 2011, the shareholders of the Company approved amendments to the 2008 Plan to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. No stock options were granted to select executives and key employees under the 2008 Plan during 2013. As of December 31, 2013, there were 83,000 options outstanding under the 2008 Plan. As of December 31, 2013, there were 163,000 shares available for grant under the 2008 Plan.

During the second quarter of 2011, the Company implemented a Long-Term Incentive Plan (the “2011 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2011 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2011 to December 2013 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2013 (100% of earned RSUs vest at December 31, 2013). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $23.00 per share based on the grant date of June 9, 2011. During the twelve months ended December 31, 2013, $42,000 was charged to compensation expense. At December 31, 2013, 7,000 RSUs were earned under the 2011 LTIP.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During 2013, $46,000 was charged to compensation expense. As of December 31, 2013, total unamortized compensation expense for this grant was $50,000. As of December 31, 2013, the maximum number of achievable RSUs under the 2012 LTIP was 43,000 RSUs.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2011 LTIP. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. During the year ended December 31, 2013, $60,000 was charged to compensation expense. As of December 31, 2013, total unamortized compensation expense for this grant was $146,000. As of December 31, 2013, the maximum number of achievable RSUs under the 2013 LTIP was 20,000 RSUs.

On May 9, 2013, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $200,000 of stock compensation expense during 2013. As of December 31, 2013, total unamortized compensation expense for this grant was $109,000. The weighted-average price of these restricted stock grants was $20.60 per share based on the grant date of May 9, 2013. As of December 31, 2013, no shares were granted under this award.

The fair value of all option grants was estimated using the Black-Scholes option pricing model. No stock options were granted during fiscal 2013, 2012, and 2011.

Stock Options

Option activity under the principal option plans as of December 31, 2013 and changes during the year then ended were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	148	$12.17	4.95	$608
Granted	—	—
Exercised	(13)	6.00
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2012	135	$12.79	4.33	$670
Granted	—	—
Exercised	(52)	14.03
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2013	83	$11.99	3.28	$1,247

Exercisable as of December 31, 2013	83	$11.99	3.28	$1,247

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, were $642,000, $161,000 and $879,000, respectively.

As of December 31, 2013, unrecognized compensation cost related to stock options is zero since all stock options have fully vested.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises for the year ended December 31, 2013 and December 31, 2012 was $743,000 and $80,000, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $230,000 and $33,000 for the fiscal years ended December 31, 2013 and December 31, 2012. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

Note 22. Cash Flow Information

Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Interest paid	$87	$46	$185
Income taxes paid	$3,579	$2,997	$5,264

Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 2013, is a $235,000 new capital lease obligation. The Company did not enter into any capital leases during 2012 and 2011.

Note 23. Industry Segments

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

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2013, 2012 or 2011. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net sales
SLPE	$78,177	$77,869	$91,066
High Power Group	68,752	65,283	63,027
SL-MTI	37,729	36,223	35,413
RFL	20,030	21,202	22,825

Net sales	$204,688	$200,577	$212,331

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income from operations
SLPE	$6,558	$2,487	$7,825
High Power Group (1)	2,206	6,822	6,940
SL-MTI	7,202	6,292	6,219
RFL	2,676	2,763	3,189
Unallocated Corporate Expenses (2)	(5,731)	(5,463)	(5,639)

Income from operations	12,911	12,901	18,534

Amortization of deferred financing costs	(83)	(138)	(218)
Interest income	12	5	3
Interest expense	(87)	(48)	(179)
Fire related gain	—	—	277
Other gain (loss), net	124	302	—

Income from continuing operations before income taxes	$12,877	$13,022	$18,417

(1)	Includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.
(2)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

	December 31,
	2013	2012
	(in thousands)
Total assets
SLPE	$36,835	$36,419
High Power Group	29,506	31,296
SL-MTI	14,601	12,012
RFL	13,503	13,744
Unallocated Corporate Assets	18,889	13,666

Total assets	$113,334	$107,137

	December 31,
	2013	2012
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,528	$4,563
High Power Group (1)	9,976	15,343
SL-MTI	106	140
RFL	5,402	5,359

Goodwill and other intangible assets, net	$20,012	$25,405

(1)	Includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Capital expenditures
SLPE	$1,076	$386	$1,660
High Power Group	841	613	275
SL-MTI	513	549	512
RFL	316	251	224
Unallocated Corporate Expenses	4	5	19

Capital expenditures	$2,750	$1,804	$2,690

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Depreciation and amortization (1)
SLPE	$743	$926	$1,207
High Power Group	761	926	856
SL-MTI	494	431	309
RFL	396	415	473
Unallocated Corporate Expenses	12	13	25

Depreciation and amortization	$2,406	$2,711	$2,870

(1)	Excludes amortization of deferred financing costs.

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net sales (1)
United States	$161,434	$160,059	$167,677
Foreign	43,254	40,518	44,654

Consolidated net sales	$204,688	$200,577	$212,331

Long-lived assets (2)
United States	$7,530	$6,318	$5,829
Foreign	3,260	3,275	3,587

Consolidated long-lived assets	$10,790	$9,593	$9,416

(1)	Net sales are attributed to countries based on location of customer.
(2)	Includes net tangible assets excluding goodwill and intangibles.

Note 24. Restructuring Costs

Restructuring activity for the period ended December 31, 2012 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2012
	(in thousands)
2012 Plan
Severance and other employee-related charges	$—	$857	$857	$—

2011 Plan
Severance and other employee-related charges	56	—	56	—

Total restructuring reserve	$56	$857	$913	$—

No restructuring activity was recognized during 2013.

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

Note 25. Fire Related Gain And Insurance Recovery

On March 24, 2010, the Company sustained fire damage at its then leased manufacturing facility in Mexicali, Mexico. This facility manufactured products for both SLPE and MTE, which is part of the High Power Group. The fire was contained to an area that manufactured MTE products. The Company was fully insured for the replacement of the assets damaged in the fire and for the loss of profits due to the business interruption and changed conditions caused by the fire.

During June 2011, the Company settled the fire damage claims with its insurance carriers for $810,000 and as a result the Company recorded a gain related to the fire of $277,000. The Company had recorded estimated insurance recoveries of $533,000 as of December 31, 2010. No additional material gains, losses or recoveries were recognized in subsequent periods related to the fire loss.

Note 26. Related Party Transactions

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

Note 27. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
	(in thousands, except per share data)

Net sales	$49,095	$49,786	$52,999	$52,808	$204,688
Cost of products sold	$32,199	$32,764	$35,772	$35,102	$135,837
Income from continuing operations before income taxes (1)	$3,907	$3,297	$4,650	$1,023	$12,877

(Loss) from discontinued operations, net of tax	$(218)	$(237)	$(282)	$(355)	$(1,092)
Net income	$2,766	$2,015	$3,152	$307	$8,240
Basic net income per common share	$0.67	$0.48	$0.76	$0.07	$1.99
Diluted net income per common share	$0.66	$0.48	$0.75	$0.07	$1.97

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012	Twelve Months Ended December 31, 2012
	(in thousands, except per share data)

Net sales	$49,340	$48,899	$50,886	$51,452	$200,577
Cost of products sold	$33,771	$32,756	$34,572	$35,443	$136,542
Income from continuing operations before income taxes	$2,310	$2,137	$3,792	$4,783	$13,022

(Loss) from discontinued operations, net of tax	$(194)	$(244)	$(464)	$(678)	$(1,580)
Net income	$1,250	$1,166	$2,401	$2,960	$7,777
Basic net income per common share	$0.27	$0.26	$0.58	$0.72	$1.80
Diluted net income per common share	$0.27	$0.26	$0.58	$0.71	$1.80

(1)	Includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit, which is part of the High Power Group segment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2013
Allowance for:
Doubtful accounts	$591	$46	$—	$56	$581

YEAR ENDED DECEMBER 31, 2012
Allowance for:
Doubtful accounts	$603	$20	$—	$32	$591

YEAR ENDED DECEMBER 31, 2011
Allowance for:
Doubtful accounts	$585	$18	$—	$—	$603

Description	Balance at Beginning of Period	Allowance Recorded on Current Year Losses	Release of Allowance on Current Year Utilization	Release of Allowance on Losses Expired or Revalued	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2013
Allowance for:
Deferred tax valuation	$1,987	$22	$—	$(6)	$2,003

YEAR ENDED DECEMBER 31, 2012
Allowance for:
Deferred tax valuation	$1,926	$64	$—	$(3)	$1,987

YEAR ENDED DECEMBER 31, 2011
Allowance for:
Deferred tax valuation	$937	$338	$—	$651	$1,926