Form 10-Q
period 2014-03-31
SL INDUSTRIES INC
filed 2014-05-02
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of April 24, 2014 was 4,130,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,692,000	$7,163,000
Receivables, net	32,383,000	30,765,000
Inventories, net	22,708,000	22,963,000
Other current assets	6,017,000	7,168,000
Deferred income taxes, net	2,956,000	2,804,000

Total current assets	73,756,000	70,863,000

Property, plant and equipment, net	10,818,000	10,790,000
Deferred income taxes, net	9,261,000	10,239,000
Goodwill	17,669,000	17,666,000
Other intangible assets, net	2,237,000	2,346,000
Other assets and deferred charges, net	1,384,000	1,430,000

Total assets	$115,125,000	$113,334,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$48,000	$1,048,000
Accounts payable	19,211,000	17,112,000
Accrued income taxes	—	20,000
Accrued liabilities:
Payroll and related costs	3,781,000	5,373,000
Other	14,137,000	10,259,000

Total current liabilities	37,177,000	33,812,000

Long-term debt, less current maturities	175,000	187,000
Deferred compensation and supplemental retirement benefits	1,629,000	1,695,000
Other long-term liabilities	14,596,000	18,465,000

Total liabilities	53,577,000	54,159,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,204,000	22,153,000
Retained earnings	63,047,000	60,520,000
Accumulated other comprehensive gain, net of tax	592,000	822,000
Treasury stock at cost, 2,525,000 and 2,530,000 shares, respectively	(25,626,000)	(25,651,000)

Total shareholders’ equity	61,548,000	59,175,000

Total liabilities and shareholders’ equity	$115,125,000	$113,334,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$52,585,000	$49,095,000
Cost and expenses:
Cost of products sold	35,177,000	32,199,000
Engineering and product development	3,298,000	3,503,000
Selling, general and administrative	8,624,000	8,807,000
Depreciation and amortization	614,000	600,000
Restructuring charges	463,000	—

Total cost and expenses	48,176,000	45,109,000

Income from operations	4,409,000	3,986,000
Other income (expense):
Amortization of deferred financing costs	(21,000)	(19,000)
Interest income	2,000	1,000
Interest expense	(35,000)	(35,000)
Other (loss), net	(250,000)	(26,000)

Income from continuing operations before income taxes	4,105,000	3,907,000
Income tax provision	1,440,000	923,000

Income from continuing operations	2,665,000	2,984,000
(Loss) from discontinued operations, net of tax	(138,000)	(218,000)

Net income	$2,527,000	$2,766,000

Basic net income (loss) per common share
Income from continuing operations	$0.64	$0.72
(Loss) from discontinued operations, net of tax	(0.03)	(0.05)

Net income	$0.61	$0.67

Diluted net income (loss) per common share
Income from continuing operations	$0.64	$0.71
(Loss) from discontinued operations, net of tax	(0.03)	(0.05)

Net income	$0.61	$0.66

Shares used in computing basic net income (loss) per common share	4,128,000	4,139,000
Shares used in computing diluted net income (loss) per common share	4,161,000	4,172,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,527,000	$2,766,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(34,000)	76,000
Net unrealized loss on available-for-sale securities	(130,000)	—
Net gain reclassified into income on sale of available-for-sale securities	(66,000)	—

Comprehensive income	$2,297,000	$2,842,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2014	2013
OPERATING ACTIVITIES:
Net income	$2,527,000	$2,766,000
Adjustment for losses from discontinued operations	138,000	218,000

Income from continuing operations	2,665,000	2,984,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	456,000	453,000
Amortization	158,000	147,000
Amortization of deferred financing costs	21,000	19,000
Stock-based compensation	109,000	122,000
Loss on foreign exchange contracts	363,000	26,000
(Recoveries of) provisions for losses on accounts receivable	(168,000)	27,000
Deferred compensation and supplemental retirement benefits	64,000	42,000
Deferred compensation and supplemental retirement benefit payments	(126,000)	(135,000)
Deferred income taxes	826,000	62,000
(Gain) on sale of available-for-sale securities	(106,000)	—
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(1,438,000)	(552,000)
Inventories	236,000	(927,000)
Other assets	817,000	(464,000)
Accounts payable	2,122,000	(960,000)
Other accrued liabilities	(1,833,000)	159,000
Accrued income taxes	82,000	(30,000)

Net cash provided by operating activities from continuing operations	4,248,000	973,000
Net cash (used in) operating activities from discontinued operations	(362,000)	(348,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,886,000	625,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(501,000)	(419,000)
Proceeds from sale of available-for-sale securities	241,000	—
Purchases of other assets	(26,000)	(15,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(286,000)	(434,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	—	3,460,000
Payments of Senior Revolving Credit Facility	(1,000,000)	(3,460,000)
Payments of Capital Leases	(12,000)	—
Payments of deferred financing costs	—	(13,000)
Treasury stock purchases	(46,000)	—

NET CASH (USED IN) FINANCING ACTIVITIES	(1,058,000)	(13,000)

Effect of exchange rate changes on cash	(13,000)	17,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,529,000	195,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,163,000	3,196,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,692,000	$3,391,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$36,000	$37,000
Income taxes	$950,000	$757,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a Delaware corporation, and its consolidated subsidiaries.

2. Receivables

Receivables consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Trade receivables	$32,087	$30,766
Less: allowance for doubtful accounts	(350)	(581)

Trade receivables, net	31,737	30,185
Recoverable income taxes	273	344
Other	373	236

Receivables, net	$32,383	$30,765

3. Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$16,646	$16,198
Work in process	5,051	4,842
Finished goods	3,597	4,124

Gross inventory	25,294	25,164
Less: allowances	(2,586)	(2,201)

Inventories, net	$22,708	$22,963

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

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$2,665	$2,984

Diluted net income available to common shareholders from continuing operations	$2,665	$2,984

Shares:
Basic weighted average number of common shares outstanding	4,128	4,139

Common shares assumed upon exercise of stock options	33	33

Diluted weighted average number of common shares outstanding	4,161	4,172

Basic net income (loss) per common share:
Income from continuing operations	$0.64	$0.72
(Loss) from discontinued operations (net of tax)	(0.03)	(0.05)

Net income	$0.61	$0.67

Diluted net income (loss) per common share:
Income from continuing operations	$0.64	$0.71
(Loss) from discontinued operations (net of tax)	(0.03)	(0.05)

Net income	$0.61	$0.66

For the three months ended March 31, 2014 and March 31, 2013, 7,000 and 1,000 stock options were excluded from the dilutive computation, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock.

5. Stock-Based Compensation

At March 31, 2014, the Company had stock-based employee compensation plans as described below. For the three months ended March 31, 2014 and March 31, 2013, the total compensation expense (included in selling, general and administrative expense) related to these plans was $109,000 and $122,000 ($71,000 and $93,000 net of tax), respectively.

During the first quarter of 2014, the Company implemented a Long-Term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2014 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2014 to December 2016 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2016 (100% of earned RSUs vest at December 31, 2016). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $26.24 per share based on the grant date of March 3, 2014. During the three months ended March 31, 2014, $17,000 was charged to compensation expense. As of March 31, 2014, total unamortized compensation expense for this grant was $381,000. As of March 31, 2014, the maximum number of achievable RSUs under the 2014 LTIP was 22,000 RSUs.

During the first quarter of 2014, the Company granted 91,000 stock options to two officers of the Company under the 2008 Incentive Stock Plan (the “2008 Plan”). The options issued vest in two equal installments each on the second and third anniversary of the grant date. The options granted are exercisable no later than 5 years after the grant date. Compensation expense is recognized straight-line over the vesting period of the options.

During the first quarter of 2014, the Company granted 10,000 stock options to a key executive under the 2008 Plan. The options issued vest in three equal installments each on the first, second and third anniversary of the grant date. The options granted are exercisable no later than 10 years after the grant date. Compensation expense is recognized straight-line over the vesting period of the options.

The Company uses the Black-Scholes option pricing model to value all stock options. Volatility is determined using changes in historical stock prices. The weighted average expected life computation is based on historical exercise patterns and post-vesting termination behavior. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Three Months Ended March 31, 2014
Weighted average fair value of grants	$9.00
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	47.62
Expected life (in years)	3.35
Risk-free interest rate	0.83%

No stock options were granted during the three months ended March 31, 2013.

Stock Options

Option activity under the principal option plans as of March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2013	83	$11.99	3.28	$1,247
Granted	101	26.02
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2014	184	$19.71	4.35	$1,066

Exercisable as of March 31, 2014	83	$11.99	3.04	$1,058

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2014, and March 31, 2013, no options to purchase common stock were exercised by option holders.

As of March 31, 2014, $885,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.9 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. No options were exercised during the three months ended March 31, 2014 and March 31, 2013. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the three months ended March 31, 2014 and March 31, 2013, the estimated income tax rate from continuing operations was 35% and 24%, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credits in 2014 as compared to the first quarter of 2013. In the first quarter of 2013, the Company recorded a research and development tax benefit for the quarter, plus the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

During the three months ended March 31, 2014, the Company recorded additional benefits from state research and development tax credits of $61,000. During the three months ended March 31, 2013, the Company recorded additional benefits from federal and state research and development tax credits of $300,000 and $33,000, respectively.

As of March 31, 2014, the Company’s gross research and development tax credit carryforwards totaled approximately $1,187,000. Of these credits, approximately $469,000 can be carried forward for 15 years and will expire between 2015 and 2029, and approximately $718,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2014 and December 31, 2013 of $834,000. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has adopted FASB Accounting Standard 2013-11 effective during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. During the first quarter, the Company has reclassified $322,000 of its uncertain tax positions against its related deferred tax assets.

The Company has been examined by the Internal Revenue Service (the “IRS”) through the calendar year 2010. State income tax statutes are generally open for periods back to and including the calendar year 2009.

It is reasonably possible that the Company’s gross unrecognized tax benefits, including interest, may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $322,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2014, the Company has a liability for unrecognized benefits of $512,000 and $322,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2014, and December 31, 2013, the Company has accrued approximately $112,000 and $100,000 for the payment of interest and penalties, respectively.

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

In March 2014, the FASB issued ASU No. 2014-06, “Technical Corrections and Improvements Related to Glossary Terms,” which amends the FASB Accounting Standards Codification Master Glossary to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, and makes minor improvements to the Master Glossary. The amendments are not expected to result in substantive changes to the application of existing guidance. ASU 2014-06 is effective upon issuance. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity,” which amends the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

8. Goodwill And Intangible Assets

Acquisition in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The total liability for the earn-out as of March 31, 2014 and December 31, 2013 was $85,000 and $116,000, respectively. During the three month periods ended March 31, 2014, and March 31, 2013, $42,000 and $45,000 were paid related to the earn-out, respectively. The results from the acquisition date through March 31, 2014 are included in the SL Montevideo Technology, Inc. (“SL-MTI”) segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		March 31, 2014			December 31, 2013
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships	5 to 8	$3,868	$3,526	$342	$3,868	$3,436	$432
Patents	5 to 20	1,302	1,212	90	1,302	1,212	90
Developed technology	5 to 6	1,700	1,700	—	1,700	1,700	—
Licensing fees	5 to 10	550	417	133	550	398	152

Total amortized finite-lived intangible assets		7,420	6,855	565	7,420	6,746	674

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$9,092	$6,855	$2,237	$9,092	$6,746	$2,346

In accordance with ASC 350 “Intangibles – Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2013.

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

Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2014, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350, during the three months ended March 31, 2014. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense
(in thousands)
2014	$418
2015	$79
2016	$60
2017	$32
2018	$26

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended March 31, 2014 and March 31, 2013 was $109,000 and $111,000 respectively. Amortization expense related to software for the three months ended March 31, 2014 and March 31, 2013 was $49,000 and $36,000, respectively.

There were no changes in goodwill balances by segment for the three months ended March 31, 2014.

The following table reflects the components of goodwill as of March 31, 2014, and December 31, 2013:

	March 31, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Impairment	Goodwill,	Gross	Impairment	Goodwill,
	Amount	Losses	Net	Amount	Losses	Net
	(in thousands)
SL Power Electronics Corp.	$4,231	—	$4,231	$4,228	—	$4,228
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
RFL Electronics Inc.	5,249	—	5,249	5,249	—	5,249

Goodwill	$22,724	$5,055	$17,669	$22,721	$5,055	$17,666

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

Available-for-sale securities consist of the following:

	March 31, 2014			December 31, 2013
	(in thousands)			(in thousands)
		Gains in			Gains in
		Accumulated			Accumulated
		Other			Other
		Comprehensive	Estimated		Comprehensive	Estimated
	Cost	Income	Fair Value	Cost	Income	Fair Value
Common stock	$2,226	$1,429	$3,655	$2,362	$1,739	$4,101

During the three months ended March 31, 2014, available-for-sale securities were sold for total proceeds of $241,000. The gross realized gains on these sales totaled $106,000 ($66,000 net of tax). For purpose of determining gross realized gains, the cost of securities sold is based on the first in, first out (FIFO) method. Gross unrealized holding gains on available-for-sale securities for the three months ended March 31, 2014 were $205,000 ($130,000 net of tax), and have been included in accumulated other comprehensive income. The Company had no available-for-sale securities during the three months ended March, 31, 2013.

10. Debt

Debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
2012 Credit Facility:
$40 million variable interest rate senior revolving credit facility maturing in 2016	$—	$1,000
Other capital leases with maturities through 2018	223	235

Total debt	223	1,235
Less current portion	(48)	(1,048)

Total long-term portion	$175	$187

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility). The 2012 Credit Facility was amended on March 11, 2013 and June 20, 2013.

The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The sublimit for letters of credit equals the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000. The 2012 Credit Facility expires on August 9, 2016.

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability under the terms of the Consent Decree (see Note 13 for additional information). The letter of credit expires on May 28, 2014, and requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

As of March 31, 2014, the Company had no outstanding balance under the 2012 Credit Facility. As of December 31, 2013, the Company had an outstanding balance $1,000,000 under the 2012 Credit Facility. At March 31, 2014, and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,526,000 and $38,526,000, respectively.

The aggregate maturities on all long-term debt (including current portion) are:

Capital Leases
(in thousands)
2014	$36
2015	48
2016	48
2017	48
2018	43

Total	$223

11. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Taxes (other than income) and insurance	$669	$769
Commissions	619	645
Litigation and legal fees	155	121
Other professional fees	530	624
Environmental	8,028	4,589
Warranty	1,246	1,145
Deferred revenue	222	54
Acquisition earn-out, current	85	107
Other	2,583	2,205

Accrued liabilities – other	$14,137	$10,259

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

The following is a summary of activity in accrued warranty and service liabilities:

March 31, 2014
(in thousands)
Liability, beginning of year	$1,145
Expense for new warranties issued	244
Warranty claims paid	(143)

Liability, end of period	$1,246

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Environmental	$13,622	$17,200
Unrecognized tax benefits, interest and penalties	624	934
Long-term incentive plan	350	322
Acquisition earn-out, long-term	—	9

Other long-term liabilities	$14,596	$18,465

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

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 and has entered into a Consent Decree which governs the agreement, the terms of which are described below. The Company has agreed to perform the remediation for OU-2. Also, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for remediation and fixed payments as required by the terms of the Consent Decree. The financial instruments did not affect the Company’s availability under its Credit facility (see Note 10 Debt).

On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand is for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000 (the “New Jersey Claim”). Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement, on February 13, 2013 the Company offered to pay $250,000 to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. The State of New Jersey has not responded to the Company’s s counter-offer. Based on the current available information, the Company has estimated a total combined potential liability for OU-1 and OU-2 and the New Jersey Claim to be $17,477,000 related to its combined liability related to this site. The current estimated cost for the OU-2 remediation liability is based upon the EPA’s plan for the remediation as provided in its Record of Decision for OU-2 and the results of pre-design work by the Company’s environmental consultants. The project is currently in the remedial design phase with the remedial activities to commence in the fall 2014 for expected completion in 2015. The total liability for OU-1 and OU-2 is established by the terms and understandings of the Consent Decree.

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

The China Investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. The Company’s outside counsel contacted the DOJ and the Securities and Exchange Commission (the “SEC”) voluntarily to disclose that the Company conducted an internal investigation, and agreed to cooperate fully. On September 26, 2013, the DOJ notified the Company that it had closed its inquiry into this matter without filing criminal charges. The Company has not received an update from the SEC regarding the status of its inquiry. The Company cannot predict at this time whether any action may be taken by the SEC.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $21,650,000, of which $13,622,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of March 31, 2014. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan will be required in order to remove the new soil source contamination that continues to impact groundwater. Our consultants have reviewed data to determine what supplemental remedial action is necessary for soils, and whether to modify or expand the groundwater remedy that will likely consist of additional in-situ injections of food grade product into the groundwater. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency. A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change, SL-MTI’s consultants are conducting additional testing to delineate site impacts and update the site conceptual model. Costs related to this site are recorded as a component of continuing operations.

As of March 31, 2014 and December 31, 2013, environmental accruals of $21,650,000 and $21,789,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 11 and 12 for additional information).

14. Segment Information

The Company currently operates under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL-MTI and RFL Electronics Inc. (“RFL”). TEAL Electronics Corp (“TEAL”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.” Business units are also combined if they have similar characteristics in each of the following areas:

•	nature of products and services

•	nature of production process

•	type or class of customer

•	methods of distribution

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (TEAL and MTE). TEAL designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net sales
SLPE	$17,584	$17,594
High Power Group	20,310	17,093
SL-MTI	10,852	9,094
RFL	3,839	5,314

Net sales	$52,585	$49,095

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income from operations
SLPE	$939	$1,050
High Power Group	2,917	2,114
SL-MTI	2,095	1,313
RFL	(39)	936
Unallocated Corporate Expenses (1)	(1,503)	(1,427)

Income from operations	$4,409	$3,986

(1)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

Total assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Total assets
SLPE	$33,387	$36,835
High Power Group	31,009	29,506
SL-MTI	15,541	14,601
RFL	12,831	13,503
Unallocated Corporate Assets	22,357	18,889

Total assets	$115,125	$113,334

Goodwill and other intangible assets, net, as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,531	$4,528
High Power Group	9,894	9,976
SL-MTI	98	106
RFL	5,383	5,402

Goodwill and other intangible assets, net	$19,906	$20,012

15. Retirement Plans and Deferred Compensation

During the three months ended March 31, 2014 and March 31, 2013, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, RFL, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $229,000 during the three months ended March 31, 2014 compared to $187,000 during the three months ended March 31, 2013.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $64,000 for the three months ended March 31, 2014 compared to $42,000 for the three months ended March 31, 2013.

16. Discontinued Operations

For the three months ended March 31, 2014 and March 31, 2013, total loss from discontinued operations before income taxes was $226,000 and $358,000 ($138,000 and $218,000, net of tax), respectively. The loss from discontinued operations during 2014 and 2013 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

During the third quarter of 2013, the Company purchased publicly traded equity securities which are classified as available-for-sale securities. Fair values for these investments are based on closing stock prices from active markets for identical assets and therefore are classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities is included in other current assets in the Company’s Consolidated Balance Sheets (see Note 9 for additional information).

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
	(in thousands)
Assets
Available-for-sale securities	$3,655	$—	$—	$3,655

Liabilities
Derivative financial instruments	$—	$211	$—	$211

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets
Available-for-sale securities	$4,101	$—	$—	$4,101
Derivative financial instruments	—	152	—	152

Total Assets	$4,101	$152	$—	$4,253

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2014.

As of December 31, 2013, the Company used significant unobservable inputs (Level 3) in connection with the Company’s annual goodwill impairment test. During 2013, goodwill with a carrying amount of $5,055,000 was written down to its implied fair value of zero. This resulted in a $5,055,000 goodwill impairment charge that was recorded in goodwill impairment expense in the High Power Group segment on the Consolidated Statements of Income. The fair value was computed using a combination of a discounted cash flow valuation methodology and comparative market multiples methodology.

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

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The losses associated with the foreign currency forward contracts are included in other (loss), net on the Consolidated Statements of Income. As of March 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $211,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2013, the fair value of the foreign currency forward contracts was recorded as a $152,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of March 31, 2014.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	20	MXN 83,081
Chinese Yuan (CNH) Forward Contracts	18	CNH 91,442

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three months ended March 31, 2014 and March 31, 2013:

		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other (loss), net	$(363)	Other (loss), net	$(26)

19. Foreign Operations

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the three months ended March 31, 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $734,000. No incremental costs were incurred during the three months ended March 31, 2014.

20. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first three months of 2014, the Company purchased approximately 2,000 shares of Company stock at an average price of $24.52 a share. As a result, as of March 31, 2014, approximately 241,000 shares remained available for purchase under the 2010 Repurchase Plan.

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

22. Restructuring Costs

Restructuring activity for the period ended March 31, 2014 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at March 31, 2014
	(in thousands)
2014 Plan
Severance and otheremployee-related charges	$—	$463	$378	$85

No restructuring activity was recognized during 2013.

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at the High Power Group. As of March 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated as of March 31, 2014.

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

Forward-Looking Statements

In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and Current Reports on Form 8-K.

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

In the sections that follow, statements with respect to the quarter ended 2014 or three months ended 2014 refer to the three month period ended March 31, 2014. Statements with respect to the quarter ended 2013 or three months ended 2013 refer to the three month period ended March 31, 2013. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Business Trends

Demand for the Company’s products and services increased during 2014 compared to 2013. Sales for the three months ended March 31, 2014, increased by $3,490,000 or 7%, and income from operations increased by $423,000, or 11%.

Sales increased during the three months ended March 31, 2014 due to an increase at the High Power Group and Montevideo Technology, Inc. (“SL-MTI”), which was partially offset by a decrease at RFL Electronics Inc. (“RFL”). SL Power Electronics Corp. (“SLPE”) remained relatively flat during 2014.

Income from operations increased during the three months ended March 31, 2014 due to increases at the High Power Group and SL-MTI, which were partially offset by decreases at RFL and SLPE. In addition, Unallocated Corporate Expenses increased in 2014 compared to 2013.

During the three months ended March 31, 2014, the Company’s backlog increased to $70,771,000 from $65,402,000 for the same period in the prior year, for a change of 8% on a comparative basis. The increase in backlog in 2014 was attributable to the High Power Group and SL-MTI, who recorded 27% and 21% increases, respectively. The increase in backlog was partially offset by decreases at RFL and SLPE of 23% and 11%, respectively. The Company’s net new orders for the three months ended March 31, 2014 increased by 4%, compared to the three months ended March 31, 2014.

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

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

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

Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the three months ended 2014 and 2013.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the three month periods ended 2014 and 2013 by approximately 0.3% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.1% and 1.9% of gross trade receivables as of March 31, 2014 and December 31, 2013.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of March 31, 2014 and December 31, 2013 were $12,217,000 and $13,043,000, respectively, net of valuation allowances of $2,101,000 and $2,003,000 as of March 31, 2014 and December 31, 2013, respectively. The 2014 and 2013 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2014 and December 31, 2013 was $834,000, respectively. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2014 and December 31, 2013, the Company reported accrued interest and penalties related to unrecognized tax benefits of $112,000 and $100,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no impairment charges for the three months ended 2014 and 2013. As of March 31, 2014 and December 31, 2013, goodwill totaled $17,669,000 and $17,666,000 (representing 15% and 16% of total assets), respectively.

There can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2014, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350 “Intangibles – Goodwill and Other,” during 2014. Accordingly, no interim impairment test has been performed.

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

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 16 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 13 to this Quarterly Report.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part 1 to this Quarterly Report.

Liquidity And Capital Resources

	March 31, 2014	December 31, 2013	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$9,692	$7,163	$2,529	35%
Bank debt	$—	$1,000	$(1,000)	(100%)
Capital leases	$223	$235	$(12)	(5%)
Working capital	$36,579	$37,051	$(472)	(1%)
Shareholders’ equity	$61,548	$59,175	$2,373	4%

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

At March 31, 2014, the Company reported $9,692,000 of cash, compared to $7,163,000 of cash and cash equivalents as of December 31, 2013. Cash and cash equivalents increased in 2014 primarily due to $4,248,000 of cash provided by operating activities from continuing operations, which was partially offset by $1,058,000 of cash used in financing activities, $362,000 of cash used in operating activities from discontinued operations, and $286,000 of cash used in investing activities.

Net cash provided by operating activities from continuing operations during the three month period ended March 31, 2014 was $4,248,000 as compared to net cash provided by operating activities from continuing operations of $973,000 during the three month period ended March 31, 2013. The primary sources of cash from operating activities for the three month period ended March 31, 2014 were income from continuing operations of $2,665,000, an increase in accounts payable of $2,122,000, a decrease in deferred income tax assets of $826,000, and a decrease in other assets of $817,000. In addition, depreciation and amortization expense of $614,000 was added to income from continuing operations. All of the Company’s operating segments, except RFL, recorded increases in accounts payable. The decrease in deferred income tax assets was primarily due to the payment of 2013 bonuses during March 2014, as well as the adoption of FASB Accounting Standard 2013-11 which requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. During the first quarter, the Company reclassified a portion of its uncertain tax positions against its related deferred tax assets.

The decrease in other assets was primarily due to the collection of prepaid value-added tax in China during 2014. These sources of cash from operating activities were partially offset by a $1,833,000 decrease in other accrued liabilities and a $1,438,000 increase in accounts receivable. The decrease in other accrued liabilities was primarily due to the payment of 2013 bonuses during March 2014. The largest increases in accounts receivable occurred at The High Power Group and SL-MTI. The increase at the High Power Group was primarily due to an increase in sales during the first quarter of 2014 as compared to the fourth quarter of 2013. The increase at the SL-MTI was primarily due to an increase in sales during the first quarter of 2014 as compared to the fourth quarter of 2013, coupled with strong collections during December 2013.

Net cash provided by operating activities from continuing operations during the three month period ended March 31, 2013 was $973,000. The primary source of cash from operating activities for the three month period ended March 31, 2013 was income from continuing operations of $2,984,000. In addition, depreciation and amortization expense of $600,000 and non-cash stock compensation expense of $122,000 were added to income from continuing operations. These sources of cash from operating activities were partially offset by a decrease in accounts payable of $960,000, an increase in inventory of $927,000, an increase in accounts receivable of $552,000 and an increase in other assets of $464,000. The largest decrease in accounts payable occurred at SLPE, which was partially offset by large increases at SL-MTI and MTE, which is part of the High Power Group segment. The decrease at SLPE was primarily due to the extending of 2012 payments until the first quarter of 2013. The increases at SL-MTI and MTE were primarily due to increased inventory purchases to meet anticipated customer demand in 2013. The largest increases in inventory occurred at SLPE and TEAL, which is part of the High Power Group segment, which were partially offset by large decreases at SL-MTI and MTE. The increase at SLPE was primarily due to delays in customer shipments until the second quarter of 2013 as the result of a work stoppage at the Company’s Xianghe, China manufacturing facilities from March 7, 2013 through March 20, 2013. The increase at TEAL was primarily due to delays in customer shipments until the second quarter of 2013. The decreases in inventory at SL-MTI and MTE were primarily due to an increase in sales during the first quarter of 2013 as compared to the fourth quarter of 2012. The largest increases in accounts receivable occurred at MTE and SL-MTI, which were partially offset by large decreases at SLPE and TEAL. The increases at MTE and SL-MTI were primarily due to an increase in sales during the first quarter of 2013 as compared to the fourth quarter of 2012 while the decreases at SLPE and TEAL were primarily due to a decrease in sales during the first quarter of 2013 as compared to the fourth quarter of 2012. The increase in other assets was primarily due to the renewal of certain insurance policies during the first quarter of 2013.

Cash used in operating activities from discontinued operations was $362,000 during the first quarter of 2014 as compared to $348,000 during the first quarter of 2013. Cash used in operating activities from discontinued operations during 2014 and 2013 were primarily related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net cash used in investing activities during the three month period ended March 31, 2014 was $286,000 as compared to net cash used in investing activities of $434,000 during the three month period ended March 31, 2013. Cash used in investing activities during 2014 was for the purchases of property, plant and equipment of $501,000 and for the purchase of other assets of $26,000, which were partially offset by $241,000 of proceeds from the sale of common stock classified as available-for-sale securities. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2013 was for the purchases of property, plant and equipment of $419,000 and for the purchase of other assets of $15,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software.

Net cash used in financing activities during the three month period ended March 31, 2014 was $1,058,000 as compared to net cash used in financing activities of $13,000 during the three month period ended March 31, 2013. Cash used in financing activities during 2014 was primarily related to $1,000,000 of payments under the 2012 Credit Facility and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan in the amount of $46,000. Cash used in financing activities during 2013 was related to payments of deferred financing costs associated with costs to amend the 2012 Credit Facility.

As of March 31, 2014, the Company’s total debt equaled $223,000, which was related to capital leases. As of December 31, 2013, the Company’s total debt equaled $1,235,000, which was comprised of $1,000,000 under the 2012 Credit Facility and $235,000 related to capital leases. At March 31, 2014 and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,526,000 and $38,526,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 0.4% and 2.1% as of March 31, 2014 and December 31, 2013, respectively.

The Company’s current ratio was 1.98 to 1 at March 31, 2014 and 2.10 to 1 at December 31, 2013. Current assets increased by $2,893,000 from December 31, 2013, while current liabilities increased by $3,365,000 during the same period.

Capital expenditures were $501,000 in 2014, which represented an increase of $82,000 from the capital expenditure levels of 2013. The Company anticipates spending approximately $4,235,000 on property, plant and equipment, used primarily to upgrade production capabilities and technology, during the remainder of 2014. The 2014 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the RFL segment and the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the three months ended March 31, 2014.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at March 31, 2014 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Capital Leases (1)	$42	$111	$106	$—	$259
Operating leases	1,184	2,291	1,198	672	5,345
Payments to EPA(2)	2,210	4,369	2,158	—	8,737

	$3,436	$6,771	$3,462	$672	$14,341

(1)	Includes interest payments through maturity of $36,000.
(2)	In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. The next four payments will be made on the anniversary of the first payment plus ten days in the same amount of $2,141,000, plus interest (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree).

The table above excludes the Company’s gross liability for uncertain tax positions of $834,000 including accrued interest and penalties, which totaled $112,000 as of March 31, 2014, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of March 31, 2014, inventory purchase commitments for copper totaled $2,084,000. As of March 31, 2014, no purchase commitments for copper were greater than twelve months.

Restructuring Costs

Restructuring activity for the period ended March 31, 2014 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at March 31, 2014
	(in thousands)
2014 Plan
Severance and other employee-related charges	$—	$463	$378	$85

No restructuring activity was recognized during 2013.

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at the High Power Group. As of March 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated as of March 31, 2014. The remaining unpaid termination benefits associated with the plan are anticipated to be paid by the end of the third quarter of 2014.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2014 (“2014”) and the quarter ended March 31, 2013 (“2013”):

	Net Sales
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$17,584	$17,594	$(10)	N/M
High Power Group	20,310	17,093	3,217	19%
SL-MTI	10,852	9,094	1,758	19
RFL	3,839	5,314	(1,475)	(28)

Net Sales	$52,585	$49,095	$3,490	7%

	Income from Operations
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$939	$1,050	$(111)	(11%)
High Power Group	2,917	2,114	803	38
SL-MTI	2,095	1,313	782	60
RFL	(39)	936	(975)	(104)
Unallocated Corporate Expenses	(1,503)	(1,427)	(76)	(5)

Income from Operations	$4,409	$3,986	$423	11%

N/M – Not material

During 2014, consolidated net sales increased by $3,490,000 or 7%, compared to net sales during the first quarter of 2013. When compared to 2013, net sales of SLPE decreased by $10,000, or less than 1%; net sales of the High Power Group increased by $3,217,000, or 19%; net sales of SL-MTI increased by $1,758,000, or 19%; and net sales at RFL decreased by $1,475,000, or 28%.

In 2014, the Company’s income from operations increased by $423,000, or 11%, when compared to 2013. Income from operations was 8% of net sales in 2014 and 2013. All of the Company’s operating entities, except RFL, recorded income from operations in 2014. All of the Company’s operating entities recorded income from operations in 2013. In addition, Unallocated Corporate Expenses increased by $76,000, or 5%, in 2014 compared to 2013.

Income from continuing operations in 2014 was $2,665,000, or $0.64 per diluted share, compared to income from continuing operations in 2013 of $2,984,000, or $0.71 per diluted share. While the Company’s income from operations increased by $423,000, or 11% when compared to 2013, the effective tax rate increased to 35% compared to 24% in 2013. This is primarily due to federal research and development credits recorded in 2013 that are not currently available in 2014. On a comparative basis, the Company’s effective tax rate was negatively impacted by approximately 7% in 2014. Income from continuing operations was approximately 5% of net sales in 2014, compared to income from continuing operations of 6% of net sales in 2013.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $17,584,000 or 33% of consolidated net sales in 2014, compared to $17,594,000, or 36% of consolidated net sales in 2013. At SLPE, sales of the medical equipment product line decreased by $663,000, or 5%, which was partially offset by an increase in sales of the industrial product line of $363,000, or 17%, an increase in sales of other products of $176,000, or 50%, and an increase in sales of the data communication product line of $114,000, or 5%. The decrease in sales of the medical equipment product line was primarily due to a general decline in domestic demand, which was evidenced by decreased sales volumes to several domestic distributors. The decrease in sales of the medical equipment product line was partially offset by a general increase in demand by international customers, especially an increase in sales to a large customer in China. The increase in sales in the industrial product line was primarily due to increased sales to a large international customer. The increase in sales in the data communications product line was primarily due to increased domestic distributor sales, particularly increased sales to a large domestic distributor. Returns and distributor credits also negatively affected net sales, which represented approximately 1% of SLPE gross sales in 2014 and 2013. Domestic sales decreased by 6% and international sales increased by 17% during 2014.

SLPE reported income from operations of $939,000 in 2014, compared to $1,050,000 in 2013. Income from operations decreased in 2014 primarily due to an increase in cost of products sold as a percentage of net sales, which was partially offset by a decrease in operating costs. Cost of products sold as a percentage of net sales increased approximately 2% during 2014. Operating costs decreased by approximately $317,000, or 8%, during 2014 due to a decrease in selling, general and administrative expenses of $336,000, or 12%, and a decrease in depreciation and amortization expense of $6,000, or 3%, which were partially offset by an increase in engineering and product development costs of $25,000, or 2%.

High Power Group

The High Power Group reported net sales of $20,310,000, or 39% of consolidated net sales in 2014, compared to $17,093,000, or 35% of consolidated net sales in 2013. The increase in net sales during 2014 was due to an increase in net sales at TEAL of $1,670,000, or 25%, and an increase at MTE of $1,547,000, or 15%.

TEAL’s sales increase was primarily attributable to an increase in sales to the military and aerospace markets of $1,078,000, or 288%, an increase in sales to the semi-conductor market of $519,000, or 446%, and an increase in sales to customers in the solar market of $291,000, or 114%. The increase in sales was partially offset by a decrease in sales to the medical imaging equipment market of $210,000, or 3%. Sales to military and aerospace customers increased during 2014 primarily due to increased volumes to two large domestic customers. The increase in the semi-conductor market was primarily driven by sales of a new product to a large international customer. Solar market sales increased during 2014 primarily due to sales to a large domestic customer. The decrease in sales to the medical imaging equipment market was primarily due to a general decline in demand in this market as evidenced by a decrease in sales to two large domestic customers. The decrease in the medical imaging equipment market was also due to the push out of orders into the second quarter of 2014 due to a business interruption at one of our large domestic customers. The decrease in sales in the medical imaging equipment market was partially offset by an increase in sales to a large international customer. Domestic sales decreased by 6%, and international sales increased by 275% during 2014.

MTE’s sales increase during 2014 was primarily attributable to an increase in domestic filter sales to a large new customer in the electronic equipment industry, which was partially offset by a decrease in domestic filter sales to a large customer in the oil and gas industry. Domestic sales increased by 19% while international sales increased by 3%.

The High Power Group reported income from operations of $2,917,000 in 2014, which represented an increase of 38% from 2013. The increase in income from operations during 2014 was due to an increase at MTE of $843,000, which was partially offset by a decrease at TEAL of $40,000. The increase in the High Power Group’s income from operations was due to an increase in sales of 19%, which was partially offset by an increase in operating costs of 9% recorded on higher sales. Operating costs increased by $328,000 due to $463,000 of restructuring charges incurred during 2014, and an increase in selling, general and administrative expenses of $63,000, which were partially offset by a decrease in engineering and product development costs of $199,000. Cost of products sold as a percentage of net sales was relatively flat during 2014.

SL-MTI

SL-MTI recorded net sales of $10,852,000, or 21% of consolidated net sales in 2014, compared to $9,094,000, or 18% of consolidated net sales in 2013. SL-MTI experienced increased net sales in all industry product lines. Sales to customers in the commercial aerospace industry increased $737,000, or 21%, sales of industrial products increased $553,000, or 82%, sales to the defense industry increased $341,000, or 7%, and sales to customers in the medical industry increased $127,000, or 56%. Domestic sales increased 18% primarily due to an increase in military sales to a large domestic customer, an increase in sales volumes to two large commercial aerospace customers, and an increase in the industrial product line. The increase in the industrial product line was primarily due to a large customer project in 2014. The increase in the industrial product line was also due to increased downhole exploration sales in the domestic oil and gas market. International sales increased by 25% during 2014 primarily due to sales volumes to a new large commercial aerospace customer in the Netherlands, increased sales to a large medical customer in the United Kingdom, and increased sales volumes to a military customer in Turkey.

SL-MTI reported income from operations of $2,095,000 in 2014, which represented an increase of 60% from 2013. Income from operations increased in 2014 primarily due to a 19% increase in net sales and a 2% improvement in cost of products sold as a percentage of net sales, which were partially offset by an increase in operating costs of $50,000, or 3%. Operating costs increased due to an increase in selling, general and administrative expenses of $75,000 and an increase in depreciation and amortization expense of $3,000, which were partially offset by a decrease in engineering and product development costs of $28,000.

RFL

RFL recorded net sales of $3,839,000, or 7% of consolidated net sales in 2014, compared to $5,314,000, or 11% of consolidated net sales in 2013. Sales of protection products decreased by $845,000, or 31%, sales of RFL’s communication products decreased by $589,000, or 25%, and customer service sales decreased by $41,000, or 22%. The decrease in protection products was primarily due to decreased legacy product sales related to several domestic customer projects in 2013 without projects of comparable size in 2014. The decrease in the communications product line during 2014 was primarily due to a decrease in IMUX 2000 related projects. Customer service sales, which are a relatively minor component of RFL’s sales, decreased primarily due to reduced spare parts sales. Domestic sales decreased by $1,408,000, or 31%, while international sales decreased by $67,000, or 8%.

RFL reported a loss from operations of $39,000 in 2014, compared to income from operations of $936,000 in 2013. Income from operations decreased in 2014 due to a 28% decrease in sales and a 6% increase in cost of products sold as a percentage of net sales, which were partially offset by a 2% decrease in operating costs. Operating costs decreased by $47,000, or 2%, due to a $61,000 decrease in selling, general, and administrative expenses and a $3,000 decrease in engineering and product development expenses, which were partially offset by a $17,000 increase in depreciation and amortization expenses.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2014, compared to 66% for the quarter ended 2013. Cost of products sold as a percentage of net sales increased 1% while net sales increased 7% during 2014.

SLPE and RFL each recorded an increase in cost of products sold as a percentage of net sales, while SL-MTI recorded an improvement in cost of products sold as a percentage of net sales. Cost of products sold as a percentage of net sales at the High Power Group was relatively flat during 2014. SLPE’s cost of products sold as a percentage of net sales increased by approximately 2% during 2014 primarily due to an increase in the inventory reserve, a decrease in overhead absorption in China, an urban construction tax incurred in China, an increase in machine repairs, and an increase in the warranty reserve during 2014. The increase in SLPE’s cost of products sold as a percentage of net sales was partially offset by $665,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Cost of products sold as a percentage of net sales increased by 6% at RFL primarily due to unabsorbed factory overhead related to the 28% reduction in sales levels. MTI recorded a 2% improvement in its cost of products sold as a percentage of net sales during 2014 primarily due to increased sales volumes, which improved overhead absorption, improved product mix, and decreased materials spending in Mexico. During 2014, cost of products sold as a percentage of net sales was relatively flat at the High Power Group primarily due to a decrease of 5% at MTE, which was partially offset by an increase of 6% at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales volumes, which improved overhead absorption, and an improved product mix. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an increase in the inventory reserve and an unfavorable product mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2014, compared to 7% in 2013. Engineering and product development expenses decreased by $205,000, or 6% during the first quarter of 2014 primarily due to an decrease of $199,000 at the High Power Group, a decrease of $28,000 at SL-MTI and a decrease of $3,000 at RFL, which were partially offset by an increase of $25,000 at SLPE. The decrease in engineering and product development costs at the High Power Group was primarily due to decreased consulting fees for new product development and decreased employee compensation costs at TEAL due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. The decrease at TEAL was partially offset by an increase in engineering staff and employee compensation costs at MTE. The decrease in engineering and product development costs at SL-MTI was primarily due to an increase in customer funding received for prototype projects during 2014. Engineering and product development costs at RFL were relatively flat during 2014. The increase in engineering and product development costs at SLPE was primarily due to an increase in consulting fees related to new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales for 2014, compared to 18% in 2013. During 2014, selling, general and administrative expenses decreased by $183,000, or 2%, while sales increased by 7%. Selling, general and administrative expenses at SLPE decreased by $336,000 in 2014 primarily due to a decrease in employee compensation costs and a decrease in the allowance for doubtful accounts. The decrease at SLPE was also due to $69,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Selling, general and administrative expenses at SL-MTI increased by $75,000 primarily due to an increase in employee compensation costs and increased insurance expenses during 2014. The High Power Group recorded an increase in selling, general and administrative expenses of $63,000 due to an increase at MTE, which was partially offset by a decrease at TEAL. The increase at MTE was primarily due to increased compensation costs due to a higher employee headcount and increased consulting fees. The decrease at TEAL was primarily due to decreased compensation costs due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. Selling, general and administrative expenses at RFL decreased by $61,000 primarily due to lower compensation costs, lower commissions on decreased sales volumes, and decreased advertising costs. The decrease in selling, general and administrative expenses at RFL was partially offset by an increase in consulting fees. Unallocated Corporate Expenses increased by $76,000 primarily due to the Delaware state franchise tax incurred in 2014 resulting from the Company’s reincorporation in Delaware in June 2013 and increased stock compensation costs, which were partially offset by a decrease in legal fees.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2014 were $614,000, an increase of $14,000, or 2%, compared to depreciation and amortization expenses in 2013.

Restructuring Costs

Restructuring costs were $463,000 in 2014 and consisted of severance costs and other employee related charges. During the first quarter of 2014, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at the High Power Group. No restructuring costs were incurred during 2013.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2014 and 2013, the amortization of deferred financing costs equaled $21,000 and $19,000, respectively.

Interest Expense

Interest expense was $35,000 in 2014 and 2013. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility of as of March 31, 2014 and March 31, 2013.

Other (Loss), net

Other (loss), net in 2014 was a net loss of $250,000 compared to net loss of $26,000 in 2013. Other (loss), net in 2014 included a $363,000 loss on foreign currency forward contracts, which was partially offset by a $106,000 gain recognized from the sale of available-for-sale securities and $7,000 of dividend income received from investments in available-for-sale securities. Other (loss), net in 2013 included a $26,000 loss on foreign currency forward contracts.

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2014 and the loss recognized in 2013 represents the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2014 was approximately 35% as compared to 24% during 2013. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credits in 2014 as compared to the first quarter of 2013. In the first quarter of 2013, the Company recorded a research and development tax benefit of $333,000, which was primarily related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

Discontinued Operations

During 2014, the Company recorded a loss from discontinued operations, net of tax, of $138,000, compared to a loss of $218,000, net of tax, in 2013. The loss from discontinued operations during 2014 and 2013 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $2,527,000, or $0.61 per diluted share, for 2014 compared to $2,766,000, or $0.66 per diluted share, for 2013. The weighted average number of shares used in the diluted earnings per share computation was 4,161,000 and 4,172,000 for 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first three months of 2014, the Company purchased approximately 2,000 shares of Company stock at an average price of $24.52 a share. As a result, as of March 31, 2014, approximately 241,000 shares remained available for purchase under the 2010 Repurchase Plan.

The following table presents information related to the repurchases of common stock that the Company made during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2014	—	—	—	243,000
February 2014	2,000	$24.52	2,000	241,000
March 2014	—	—	—	241,000

Total	2,000	$24.52	2,000	241,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2014, the Company renewed the Management Services Agreement (“Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). SP Corporate is an affiliate of SPH Group Holdings LLC (“SPHG”). A member of the Company’s Board of Directors, Warren G. Lichtenstein, is affiliated with SPHG. Also, the Company’s Chairman of the Board, Glen M. Kassan is affiliated with SPHG. Pursuant to the Management Services Agreement, SP Corporate agreed to provide, at the direction of the Company’s Chief Executive Officer, non-exclusive services to support the Company’s growth strategy, business development, planning, execution assistance and related support services. The monthly fee for these services is $10,400 paid in advance. The Management Services Agreement has a term of one year and has been approved by the Audit Committee of the Board of Directors and a majority of the disinterested directors of the Company.

ITEM 6. EXHIBITS

10.1 Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 27, 2014 (incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011). +

10.2 Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and William Fejes, Jr. * +

10.3 Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and Louis J. Belardi. * +

31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document. *

101.SCH XBRL Taxonomy Extension Schema Document. *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2014	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
President and Chief Executive Officer

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer, Treasurer and Secretary