Form 10-Q
period 2014-06-30
SL INDUSTRIES INC
filed 2014-08-01
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding as of July 25, 2014 was 4,144,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,790,000	$7,163,000
Receivables, net	34,876,000	30,765,000
Inventories, net	23,076,000	22,963,000
Other current assets	1,988,000	7,168,000
Deferred income taxes, net	3,033,000	2,804,000

Total current assets	78,763,000	70,863,000

Property, plant and equipment, net	10,772,000	10,790,000
Deferred income taxes, net	9,367,000	10,239,000
Goodwill	17,670,000	17,666,000
Other intangible assets, net	2,298,000	2,346,000
Other assets and deferred charges, net	1,390,000	1,430,000

Total assets	$120,260,000	$113,334,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$48,000	$1,048,000
Accounts payable	19,996,000	17,112,000
Accrued income taxes	1,100,000	20,000
Accrued liabilities:
Payroll and related costs	4,457,000	5,373,000
Other	14,034,000	10,259,000

Total current liabilities	39,635,000	33,812,000

Long-term debt, less current maturities	164,000	187,000
Deferred compensation and supplemental retirement benefits	1,591,000	1,695,000
Other long-term liabilities	12,339,000	18,465,000

Total liabilities	53,729,000	54,159,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,313,000	22,153,000
Retained earnings	68,575,000	60,520,000
Accumulated other comprehensive (loss) income, net of tax	(154,000)	822,000
Treasury stock at cost, 2,512,000 and 2,530,000 shares, respectively	(25,534,000)	(25,651,000)

Total shareholders’ equity	66,531,000	59,175,000

Total liabilities and shareholders’ equity	$120,260,000	$113,334,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$56,749,000	$49,786,000	$109,334,000	$98,881,000
Cost and expenses:
Cost of products sold	36,686,000	32,764,000	71,863,000	64,963,000
Engineering and product development	3,097,000	3,672,000	6,395,000	7,175,000
Selling, general and administrative	9,555,000	9,104,000	18,179,000	17,911,000
Depreciation and amortization	636,000	615,000	1,250,000	1,215,000
Restructuring charges	—	—	463,000	—

Total cost and expenses	49,974,000	46,155,000	98,150,000	91,264,000

Income from operations	6,775,000	3,631,000	11,184,000	7,617,000
Other income (expense):
Amortization of deferred financing costs	(22,000)	(20,000)	(43,000)	(39,000)
Interest income	1,000	2,000	3,000	3,000
Interest expense	(8,000)	(15,000)	(43,000)	(50,000)
Other gain (loss), net	1,729,000	(301,000)	1,479,000	(327,000)

Income from continuing operations before income taxes	8,475,000	3,297,000	12,580,000	7,204,000
Income tax provision	2,820,000	1,045,000	4,260,000	1,968,000

Income from continuing operations	5,655,000	2,252,000	8,320,000	5,236,000
(Loss) from discontinued operations, net of tax	(127,000)	(237,000)	(265,000)	(455,000)

Net income	$5,528,000	$2,015,000	$8,055,000	$4,781,000

Basic net income (loss) per common share
Income from continuing operations	$1.37	$0.54	$2.01	$1.26
(Loss) from discontinued operations, net of tax	(0.03)	(0.06)	(0.06)	(0.11)

Net income	$1.34	$0.48	$1.95	$1.15

Diluted net income (loss) per common share
Income from continuing operations	$1.36	$0.54	$2.00	$1.25
(Loss) from discontinued operations, net of tax	(0.03)	(0.06)	(0.07)	(0.11)

Net income	$1.33	$0.48	$1.93	$1.14

Shares used in computing basic net income (loss) per common share	4,138,000	4,157,000	4,133,000	4,148,000
Shares used in computing diluted net income (loss) per common share	4,168,000	4,204,000	4,163,000	4,189,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$5,528,000	$2,015,000	$8,055,000	$4,781,000
Other comprehensive income, net of tax:
Foreign currency translation	152,000	17,000	118,000	93,000
Net unrealized gain on available-for-sale securities	130,000	—	—	—
Net unrealized gain reclassified into income on sale of available-for-sale securities	(1,028,000)	—	(1,094,000)	—

Comprehensive income	$4,782,000	$2,032,000	$7,079,000	$4,874,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013
OPERATING ACTIVITIES:
Net income	$8,055,000	$4,781,000
Adjustment for losses from discontinued operations	265,000	455,000

Income from continuing operations	8,320,000	5,236,000
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	930,000	918,000
Amortization	320,000	297,000
Amortization of deferred financing costs	43,000	39,000
Stock-based compensation	334,000	332,000
Excess tax benefit on stock compensation	—	(35,000)
Loss on foreign exchange contracts	221,000	327,000
(Recoveries of) provisions for losses on accounts receivable	(141,000)	34,000
Deferred compensation and supplemental retirement benefits	151,000	132,000
Deferred compensation and supplemental retirement benefit payments	(249,000)	(260,000)
Deferred income taxes	643,000	70,000
(Gain) on sale of available-for-sale securities	(1,691,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,949,000)	(1,820,000)
Inventories	(136,000)	(2,507,000)
Other assets	1,716,000	(1,049,000)
Accounts payable	2,912,000	(1,045,000)
Other accrued liabilities	(967,000)	335,000
Accrued income taxes	1,305,000	(383,000)

Net cash provided by operating activities from continuing operations	9,762,000	621,000
Net cash (used in) operating activities from discontinued operations	(2,833,000)	(2,934,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,929,000	(2,313,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(940,000)	(1,801,000)
Proceeds from sale of available-for-sale securities	4,054,000	—
Purchases of other assets	(264,000)	(62,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,850,000	(1,863,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	—	13,550,000
Payments of Senior Revolving Credit Facility	(1,000,000)	(11,060,000)
Payments of Capital Leases	(24,000)	—
Payments of deferred financing costs	—	(30,000)
Treasury stock purchases	(106,000)	(792,000)
Proceeds from stock options exercised	—	227,000
Excess tax benefit on stock compensation	—	35,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,130,000)	1,930,000

Effect of exchange rate changes on cash	(22,000)	24,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,627,000	(2,222,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,163,000	3,196,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,790,000	$974,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$44,000	$49,000
Income taxes	$1,754,000	$2,445,000

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

2. Receivables

Receivables consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Trade receivables	$34,482	$30,766
Less: allowance for doubtful accounts	(379)	(581)

Trade receivables, net	34,103	30,185
Recoverable income taxes	273	344
Other	500	236

Receivables, net	$34,876	$30,765

3. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$16,988	$16,198
Work in process	4,669	4,842
Finished goods	4,013	4,124

Gross inventory	25,670	25,164
Less: allowances	(2,594)	(2,201)

Inventories, net	$23,076	$22,963

4. Income Per Share

The Company has presented net income (loss) per common share pursuant to Accounting Standards Codification (“ASC”) 260 “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted-average number of shares outstanding for the period.

Diluted net income (loss) per common share is computed by dividing reported net income (loss) available to common shareholders by the weighted-average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. For the three and six months ended June 30, 2014, 13,000 and 11,000 stock options were excluded from the dilutive computation, respectively, as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2013.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Basic net income available to common shareholders:
Net income available to common shareholders from continuing operations	$5,655	$2,252	$8,320	$5,236

Diluted net income available to common shareholders from continuing operations	$5,655	$2,252	$8,320	$5,236

Shares:
Basic weighted average number of common shares outstanding	4,138	4,157	4,133	4,148

Common shares assumed upon exercise of stock options	30	47	30	41

Diluted weighted average number of common shares outstanding	4,168	4,204	4,163	4,189

Basic net income (loss) per common share:
Income from continuing operations	$1.37	$0.54	$2.01	$1.26
(Loss) from discontinued operations (net of tax)	(0.03)	(0.06)	(0.06)	(0.11)

Net income	$1.34	$0.48	$1.95	$1.15

Diluted net income (loss) per common share:
Income from continuing operations	$1.36	$0.54	$2.00	$1.25
(Loss) from discontinued operations (net of tax)	(0.03)	(0.06)	(0.07)	(0.11)

Net income	$1.33	$0.48	$1.93	$1.14

5. Stock-Based Compensation

At June 30, 2014, the Company had stock-based employee compensation plans as described below. For the three and six months ended June 30, 2014, the total compensation expense (included in selling, general and administrative expense) related to these plans was $225,000 and $334,000 ($150,000 and $221,000 net of tax), respectively. For the three and six months ended June 30, 2013, the total compensation expense was $210,000 and $332,000 ($148,000 and $241,000, net of tax), respectively.

During the first quarter of 2014, the Company implemented a Long-Term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2014 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2014 to December 2016 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2016 (100% of earned RSUs vest at December 31, 2016). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $26.24 per share based on the grant date of March 3, 2014. During the three and six months ended June 30, 2014, $31,000 and $48,000 was charged to compensation expense. As of June 30, 2014, total unamortized compensation expense for this grant was $369,000. As of June 30, 2014, the maximum number of achievable RSUs under the 2014 LTIP was 22,000 RSUs.

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

On May 9, 2013, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. All shares vested and were granted under this award on May 9, 2014.

On May 12, 2014, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $54,000 of stock compensation expense during the second quarter of 2014. As of June 30, 2014, total unamortized compensation expense for this grant was $348,000. The weighted-average price of these restricted stock grants was $26.79 per share based on the grant date of May 12, 2014. As of June 30, 2014, no shares were granted under this award.

On May 12, 2014, the shareholders of the Company approved an amendment to the 2008 Plan to increase number of shares of Common Stock subject to the 2008 Plan from 450,000 shares to 500,000 shares. As of June 30, 2014, there were 184,000 options outstanding under the 2008 Plan. As of June 30, 2014, there were 79,000 shares available for grant under the 2008 Plan.

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

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Six Months Ended June 30, 2014
Weighted average fair value of grants	$9.00
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	47.62%
Expected life (in years)	3.35
Risk-free interest rate	0.83%

No stock options were granted during the six months ended June 30, 2013.

Stock Options

Option activity under the principal option plans as of June 30, 2014 and changes during the six months ended June 30, 2014 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2013	83	$11.99	3.28	$1,247
Granted	101	26.02
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of June 30, 2014	184	$19.71	4.10	$1,616

Exercisable as of June 30, 2014	83	$11.99	2.79	$1,364

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s stock. No options were exercised during the six months ended June 30, 2014. The total intrinsic value of options exercised for the six months ended June 30, 2013 was $185,000.

As of June 30, 2014, $809,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. No options were exercised during the six months ended June 30, 2014. Cash received from option exercises for the six months ended June 30, 2013 was $227,000. The actual tax benefit realized for the tax deduction from option exercises of share-based payment arrangements totaled $70,000 for the six months ended June 30, 2013. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the six months ended June 30, 2014 and June 30, 2013, the estimated income tax rate from continuing operations was 34% and 27%, respectively. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credits in 2014 as compared to 2013. In the first quarter of 2013, the Company recorded a research and development tax benefit for the quarter, plus the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

During the three and six months ended June 30, 2014, the Company recorded additional benefits from state research and development tax credits of $61,000 and $122,000, respectively. During the three months ended June 30, 2013, the Company recorded additional benefits from federal and state research and development tax credits of $196,000 and $65,000, respectively. During the six months ended June 30, 2013, the Company recorded additional benefits from federal and state research and development tax credits of $496,000 and $98,000, respectively.

As of June 30, 2014, the Company’s gross research and development tax credit carryforwards totaled approximately $1,165,000. Of these credits, approximately $493,000 can be carried forward for 15 years and will expire between 2015 and 2029, and approximately $672,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2014 and December 31, 2013 of $859,000 and $834,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company has adopted FASB Accounting Standard Update (“ASU”) 2013-11 effective during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. During the six months ended June 30, 2014, the Company has reclassified $347,000 of its uncertain tax positions against its related deferred tax assets.

The Company has been examined by the Internal Revenue Service (the “IRS”) through the calendar year 2010. State income tax statutes are generally open for periods back to and including the calendar year 2009.

It is reasonably possible that the Company’s gross unrecognized tax benefits, including interest, may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $327,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of June 30, 2014, the Company has a liability for unrecognized benefits of $512,000 and $347,000 for federal and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2014, and December 31, 2013, the Company has accrued approximately $126,000 and $100,000 for the payment of interest and penalties, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for fiscal periods beginning after December 15, 2015. Earlier application is permitted. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

8. Goodwill And Intangible Assets

Acquisition in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The total liability for the earn-out as of June 30, 2014 and December 31, 2013 was $56,000 and $116,000, respectively. During the six month periods ended June 30, 2014, and June 30, 2013, $74,000 and $88,000 were paid related to the earn-out, respectively. The results from the acquisition date through June 30, 2014 are included in the SL Montevideo Technology, Inc. (“SL-MTI”) segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		June 30, 2014			December 31, 2013
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships	5 to 8	$3,868	$3,616	$252	$3,868	$3,436	$432
Patents (1)	5 to 20	1,475	1,216	259	1,302	1,212	90
Developed technology	5 to 6	1,700	1,700	—	1,700	1,700	—
Licensing fees	5 to 10	550	435	115	550	398	152

Total amortized finite-lived intangible assets		7,593	6,967	626	7,420	6,746	674

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$9,265	$6,967	$2,298	$9,092	$6,746	$2,346

(1)	During 2014, the Company’s MTE division purchased a patent from a third party. The value of the asset is $160,000 and the estimated useful life of the asset is 14 years. During 2014. The Company’s MTE division also capitalized legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

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

Management has not identified any triggering events, as defined by ASC 350, during the six months ended June 30, 2014. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense
(in thousands)
2014	$425
2015	$91
2016	$72
2017	$43
2018	$38

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended June 30, 2014 and June 30, 2013 was $111,000 and $113,000 respectively. Amortization expense related to intangible assets for the six months ended June 30, 2014 and June 30, 2013 was $220,000 and $224,000, respectively. Amortization expense related to software for the three months ended June 30, 2014 and June 30, 2013 was $51,000 and $37,000, respectively. Amortization expense related to software for the six months ended June 30, 2014 and June 30, 2013 was $100,000 and $73,000, respectively.

The following table reflects the components of goodwill as of June 30, 2014, and December 31, 2013:

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
	(in thousands)
SL Power Electronics Corp.	$4,232	—	$4,232	$4,228	—	$4,228
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
RFL Electronics Inc.	5,249	—	5,249	5,249	—	5,249

Goodwill	$22,725	$5,055	$17,670	$22,721	$5,055	$17,666

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

Available-for-sale securities consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	(in thousands)			(in thousands)
	Cost	Gains in Accumulated Other Comprehensive Income	Estimated Fair Value	Cost	Gains in Accumulated Other Comprehensive Income	Estimated Fair Value
Common stock	$—	$—	$—	$2,362	$1,739	$4,101

During the six months ended June 30, 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,585,000 ($997,000 net of tax), and $1,691,000 ($1,063,000 net of tax), for the three and six months ended June 30, 2014. For the purpose of determining gross realized gains, the cost of securities sold was based on the first in, first out (FIFO) method.

The Company had no available-for-sale securities during the six months ended June 30, 2013.

10. Debt

Debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
2012 Credit Facility:
$40 million variable interest rate senior revolving credit facility maturing in 2016	$—	$1,000
Other capital leases with maturities through 2018	212	235

Total debt	212	1,235
Less current portion	(48)	(1,048)

Total long-term portion	$164	$187

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

On May 28, 2013, a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability under the terms of the Consent Decree (see Note 13 for additional information). The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,141,000, excluding interest. As of June 30, 2014, the total liability under the letter of credit equaled $6,423,000. The letter of credit expires on May 28, 2015, and is renewed annually.

As of June 30, 2014, the Company had no outstanding balance under the 2012 Credit Facility. As of December 31, 2013, the Company had an outstanding balance of $1,000,000 under the 2012 Credit Facility. At June 30, 2014, and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,527,000 and $38,526,000, respectively.

The aggregate maturities on all long-term debt (including current portion) are:

Capital Leases
(in thousands)
2014	$24
2015	48
2016	48
2017	48
2018	44

Total	$212

11. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Taxes (other than income) and insurance	$571	$769
Commissions	610	645
Litigation and legal fees	187	121
Other professional fees	403	624
Environmental	8,166	4,589
Warranty	1,281	1,145
Deferred revenue	118	54
Acquisition earn-out, current	56	107
Other	2,642	2,205

Accrued liabilities – other	$14,034	$10,259

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

The following is a summary of activity in accrued warranty and service liabilities:

June 30, 2014
(in thousands)
Liability, beginning of year	$1,145
Expense for new warranties issued	516
Warranty claims paid	(380)

Liability, end of period	$1,281

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Environmental	$11,247	$17,200
Unrecognized tax benefits, interest and penalties	638	934
Long-term incentive plan	454	322
Acquisition earn-out, long-term	—	9

Other long-term liabilities	$12,339	$18,465

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

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. Specifically, the Company has agreed to perform the remediation for OU-2 and pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial instruments did not affect the Company’s availability under its Credit facility (see Note 10 Debt).

The Company is currently in the final stages of the design phase of the remediation activities for OU-2. The “90% Pre-Final Remediation Design” (the “Pre-Final Design”) is expected to be submitted during the first week of August as required by the Scope of Work to complete the Company’s obligation under the Consent Decree. The Company expects the EPA to respond to this submission by the end of August. The Pre-Final Design, once approved by the EPA, will essentially set the scope of work for the Company’s remediation responsibility related to OU-2 under the terms of the Consent Decree. The Company expects to incur significant remediation costs, which have been accrued, to commence in the fall of 2014 and continue into early 2016.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $19,413,000, of which $11,247,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of June 30, 2014. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan for soils (“RAWP”) is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils will be submitted to the NJDEP in the third quarter of 2014, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP is scheduled to be implemented in the fourth quarter of 2014, so that the injections do not impact the bio-barrier pilot tests mentioned below. The Company’s environmental consultants finalized an interim remedial action pilot study to treat on-site contaminated groundwater, consisting of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” The pilot study includes post-injection monitoring to assess the bio-barrier’s ability to treat contaminated groundwater. Implementation of the groundwater pilot study is currently underway with post-injection effectiveness monitoring expected to continue through the third quarter of 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP filed a RAWP and permit application with the NJDEP to implement a supplemental groundwater remedial action that will likely consist of additional in-situ injections of food grade product into on-site groundwater. The NJDEP has issued a permit authorizing the remedial action to proceed which is scheduled to occur in the fourth quarter of 2014. Estimates have been developed by the Company’s consultants, which includes costs to enhance the existing vapor intrusion system, remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

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

As of June 30, 2014 and December 31, 2013, environmental accruals of $19,413,000 and $21,789,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 11 and 12 for additional information).

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

The unaudited comparative results for the three and six month periods ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net sales
SLPE	$19,099	$18,386	$36,683	$35,980
High Power Group	22,452	17,607	42,762	34,700
SL-MTI	10,118	9,060	20,970	18,154
RFL	5,080	4,733	8,919	10,047

Net sales	$56,749	$49,786	$109,334	$98,881

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income from operations
SLPE	$2,293	$1,131	$3,232	$2,181
High Power Group	3,921	2,038	6,838	4,152
SL-MTI	1,808	1,569	3,903	2,882
RFL	479	393	440	1,329
Unallocated Corporate Expenses (1)	(1,726)	(1,500)	(3,229)	(2,927)

Income from operations	$6,775	$3,631	$11,184	$7,617

(1)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

Total assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Total assets
SLPE	$34,112	$36,835
High Power Group	32,997	29,506
SL-MTI	15,423	14,601
RFL	14,182	13,503
Unallocated Corporate Assets	23,546	18,889

Total assets	$120,260	$113,334

Goodwill and other intangible assets, net, as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,532	$4,528
High Power Group	9,982	9,976
SL-MTI	90	106
RFL	5,364	5,402

Goodwill and other intangible assets, net	$19,968	$20,012

15. Retirement Plans and Deferred Compensation

During the six months ended June 30, 2014 and June 30, 2013, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, RFL, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $153,000 and $382,000 during the three and six months ended June 30, 2014 compared to $150,000 and $337,000 during the three and six months ended June 30, 2013.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $87,000 and $151,000 for the three month and six month periods ended June 30, 2014 compared to $90,000 and $132,000 for the three month and six month periods ended June 30, 2013.

16. Discontinued Operations

For the three and six months ended June 30, 2014, total loss from discontinued operations before income taxes was $210,000 and $436,000 ($127,000 and $265,000, net of tax). For the three and six months ended June 30, 2013, total loss from discontinued operations before income taxes was $390,000 and $748,000 ($237,000 and $455,000, net of tax), respectively. The loss from discontinued operations in 2014 and 2013 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

During the third quarter of 2013, the Company purchased publicly traded equity securities which had been classified as available-for-sale securities. Fair values for these investments were based on closing stock prices from active markets for identical assets and therefore were classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities was included in other current assets in the Company’s Consolidated Balance Sheets at December 31, 2013 (see Note 9 for additional information). During the six months ended June 30, 2014, the Company sold all of its available-for-sale securities.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
	(in thousands)
Liabilities
Derivative financial instruments	$—	$69	$—	$69

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets
Available-for-sale securities	$4,101	$—	$—	$4,101
Derivative financial instruments	—	152	—	152

Total Assets	$4,101	$152	$—	$4,253

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2014.

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

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of June 30, 2014, the fair value of the foreign currency forward contracts was recorded as a $69,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2013, the fair value of the foreign currency forward contracts was recorded as a $152,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of June 30, 2014.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	17	MXN	86,632
Chinese Yuan (CNH) Forward Contracts	18	CNH	93,019

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three and six months ended June 30, 2014 and June 30, 2013:

		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative	Location of Income (Loss) Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$142	Other gain (loss), net	$(301)

		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative	Location of Income (Loss) Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(221)	Other gain (loss), net	$(327)

19. Other Gain (Loss), net

Other gain (loss), net for the six months ended June 30, 2014 includes a $1,691,000 gain recognized from the sale of available-for-sale securities (see Note 9 – Investments for further information) and $9,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $221,000 unrealized loss on foreign currency forward contracts. Other gain (loss), net for the six months ended June 30, 2013 includes a $327,000 unrealized loss on foreign currency forward contracts.

20. Foreign Operations

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during the six months ended June 30, 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $535,000. No incremental costs were incurred during the six months ended June 30, 2014.

21. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2014, the Company purchased approximately 4,000 shares of Company stock at an average price of $24.68 a share. As a result, as of June 30, 2014, approximately 239,000 shares remained available for purchase under the 2010 Repurchase Plan.

22. Related Party Transactions

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

23. Restructuring Costs

Restructuring activity for the period ended June 30, 2014 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at June 30, 2014
	(in thousands)
2014 Plan
Severance and other employee-related charges	$—	$463	$453	$10

No restructuring activity was recognized during 2013.

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at the High Power Group. As of June 30, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014.

24. Subsequent Event

On July 25, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) to purchase certain assets and assume certain liabilities of Dynetic Systems, Inc. (“Dynetic Systems”), for an initial purchase price of $4,000,000. The agreement provides for certain target working capital adjustments and an earn-out provision commencing on the closing date through December 31, 2017. Dynetic Systems designs, develops and manufactures precision quality, instrument grade motion control products. Dynetic Systems provides custom motor and motion control solutions to the aerospace, defense, medical, commercial and industrial markets. The financial results from the acquisition will be included in the SL-MTI segment.

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

In the sections that follow, statements with respect to the quarter ended 2014 or six months ended 2014 refer to the three month and six month periods ended June 30, 2014. Statements with respect to the quarter ended 2013 or six months ended 2013 refer to the three month and six month periods ended June 30, 2013. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

During the third quarter of 2013, the Company purchased publicly traded equity securities which were classified as available-for-sale securities. During the six months ended June 30, 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,585,000 ($997,000 net of tax), and $1,691,000 ($1,063,000 net of tax), for the three and six months ended June 30, 2014 (see Note 9 for additional information).

During the second quarter of 2013, the Company reached an agreement with both the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest.

Business Trends

Demand for the Company’s products and services increased during 2014 compared to 2013. Sales for the six months ended June 30, 2014, increased by $10,453,000 or 11%, and income from operations increased by $3,567,000, or 47%.

Sales increased during the six months ended June 30, 2014 due to increases at the High Power Group, Montevideo Technology, Inc. (“SL-MTI”), and SL Power Electronics Corp. (“SLPE”), which were partially offset by a decrease at RFL Electronics Inc.

Income from operations increased during the six months ended June 30, 2014 due to increases at the High Power Group, SLPE, and SL-MTI, which were partially offset by a decrease at RFL. In addition, Unallocated Corporate Expenses increased in 2014 compared to 2013.

During the six months ended June 30, 2014, the Company’s backlog decreased to $70,778,000 from $72,125,000 for the same period in the prior year, for a change of 2% on a comparative basis. The decrease in backlog in 2014 was attributable to SLPE and the High Power Group, who recorded 24% and 1% decreases, respectively. The decrease in backlog was partially offset by increases at RFL and SL-MTI of 55% and 17%, respectively. The Company’s net new orders for the six months ended June 30, 2014 increased by 3%, compared to the six months ended June 30, 2013.

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

Provisions are established for product warranties, principally based on historical experience. At times the Company establishes reserves for specific warranty issues known by management. Customer service and installation revenue is recognized when completed. RFL has customer service revenue, which accounted for less than one percent of consolidated net revenue for the six months ended 2014 and 2013.

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six month periods ended 2014 and 2013 by approximately 0.3% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 1.1% and 1.9% of gross trade receivables as of June 30, 2014 and December 31, 2013.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of June 30, 2014 and December 31, 2013 were $12,400,000 and $13,043,000, respectively, net of valuation allowances of $1,926,000 and $2,003,000 as of June 30, 2014 and December 31, 2013, respectively. The 2014 and 2013 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2014 and December 31, 2013 was $859,000 and $834,000, respectively. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of June 30, 2014 and December 31, 2013, the Company reported accrued interest and penalties related to unrecognized tax benefits of $126,000 and $100,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no impairment charges for the six months ended 2014 and 2013. As of June 30, 2014 and December 31, 2013, goodwill totaled $17,670,000 and $17,666,000 (representing 15% and 16% of total assets), respectively.

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

Liquidity And Capital Resources

	June 30, 2014	December 31, 2013	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$15,790	$7,163	$8,627	120%
Bank debt	$—	$1,000	$(1,000)	(100%)
Capital leases	$212	$235	$(23)	(10%)
Working capital	$39,128	$37,051	$2,077	6%
Shareholders’ equity	$66,531	$59,175	$7,356	12%

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

At June 30, 2014, the Company reported $15,790,000 of cash, compared to $7,163,000 of cash and cash equivalents as of December 31, 2013. Cash and cash equivalents increased in 2014 due to $9,762,000 of cash provided by operating activities from continuing operations and $2,850,000 of cash provided by investing activities, which were partially offset by $2,833,000 of cash used in operating activities from discontinued operations and $1,130,000 of cash used in financing activities.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2014 was $9,762,000 as compared to net cash provided by operating activities from continuing operations of $621,000 during the six month period ended June 30, 2013. The primary sources of cash from operating activities for the six month period ended June 30, 2014 were income from continuing operations of $8,320,000, an increase in accounts payable of $2,912,000, a decrease in other assets of $1,716,000, and an increase in accrued income taxes of $1,305,000. In addition, depreciation and amortization expense of $1,250,000, non-cash stock based compensation of $334,000, and an unrealized loss on foreign exchange contracts of $221,000 were added to income from continuing operations. All of the Company’s operating segments recorded increases in accounts payable.

The increase in accounts payable was primarily due to increased sales and related inventory purchases to meet customer demand during 2014. The decrease in other assets was primarily due to the sale of available-for-sale securities and the collection of prepaid value-added tax in China during 2014. The increase in accrued income taxes was primarily due to an increase in income from continuing operations before income taxes coupled with a realized gain from the sale of common stock classified as available-for-sale securities during 2014. These sources of cash from operating activities were partially offset by a $3,949,000 increase in accounts receivable, a gain from the sale of common stock classified as available-for-sale securities of $1,691,000, and a $967,000 decrease in other accrued liabilities. The largest increases in accounts receivable occurred at TEAL and MTE, which comprise the High Power Group, and SL-MTI. The increases at TEAL, MTE, and SL-MTI were primarily due to increases in sales during the second quarter of 2014 as compared to the fourth quarter of 2013. The increase at the SL-MTI was also due to strong collections during December 2013. The decrease in other accrued liabilities was primarily due to the payment of 2013 bonuses during March 2014.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2013 was $621,000. The primary source of cash from operating activities for the six month period ended June 30, 2013 was income from continuing operations of $5,236,000. In addition, depreciation and amortization expense of $1,215,000, non-cash stock compensation expense of $332,000, and an unrealized loss on foreign exchange contracts of $327,000 were added to income from continuing operations. These sources of cash from operating activities were partially offset by an increase in inventory of $2,507,000, an increase in accounts receivable of $1,820,000, an increase in other assets of $1,049,000, and a decrease in accounts payable of $1,045,000. The largest increases in inventory occurred at SLPE and TEAL, which were partially offset by a large decrease at MTE. The increase at SLPE was primarily due to delays in customer shipments until the third quarter of 2013. The increase at TEAL was primarily due to the rollout of several new products in 2013. The decrease in inventory at MTE was primarily due to an increase in sales during the second quarter of 2013 as compared to the fourth quarter of 2012 coupled with the completion of a large domestic customer project during the second quarter of 2013. The largest increases in accounts receivable occurred at SL-MTI and MTE, which were partially offset by large decrease at RFL. The increases at SL-MTI and MTE were primarily due to an increase in sales during the second quarter of 2013 as compared to the fourth quarter of 2012 while the decrease at RFL was primarily due to a decrease in sales during the second quarter of 2013 as compared to the fourth quarter of 2012. The increase in other assets was primarily due to an increase in payments related to purchase agreements for copper at MTE and TEAL. The increase in other assets was also due to the renewal of certain insurance policies during the first half of 2013. The largest decrease in accounts payable occurred at SLPE, which was partially offset by large increase at SL-MTI. The decrease at SLPE was primarily due to the extending of 2012 payments until 2013. The increase in accounts payable at SL-MTI was primarily due to a large payment in December 2012 without a comparable payment in June 2013.

Net cash used in operating activities from discontinued operations during the six month period ended June 30, 2014 was $2,833,000 as compared to cash used in operating activities from discontinued operations of $2,934,000 during the six month period ended June 30, 2013. Cash used in operating activities from discontinued operations during 2014 and 2013 was primarily related to payments of $2,211,000 and $2,185,000, which included interest, for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1 according to the terms set forth in the Consent Decree (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree). The remaining payments in 2014 and 2013 were related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net cash provided by investing activities during the six month period ended June 30, 2014 was $2,850,000 as compared to net cash used in investing activities of $1,863,000 during the six month period ended June 30, 2013. Cash provided by investing activities during 2014 was primarily related to the proceeds from the sale of common stock classified as available-for-sale securities of $4,054,000, which was partially offset by purchases of property, plant and equipment of $940,000 and for the purchase of other assets of $264,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of a patent from a third party at MTE and the purchase of software. Cash used in investing activities during 2013 was for the purchases of property, plant and equipment of $1,801,000 and for the purchase of other assets of $62,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software.

Net cash used in financing activities during the six month period ended June 30, 2014 was $1,130,000 as compared to net cash provided by financing activities of $1,930,000 during the six month period ended June 30, 2013. Cash used in financing activities during 2014 was primarily related to $1,000,000 of payments made under the 2012 Credit Facility and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan (described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) in the amount of $106,000. Cash provided by financing activities during 2013 was primarily related to $2,490,000 of net borrowings under the 2012 Credit Facility and proceeds from the stock option exercises, which were partially offset by the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan in the amount of $792,000.

As of June 30, 2014, the Company’s total debt equaled $212,000, which was related to capital leases. As of December 31, 2013, the Company’s total debt equaled $1,235,000, which was comprised of $1,000,000 under the 2012 Credit Facility and $235,000 related to capital leases. At June 30, 2014 and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,527,000 and $38,526,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 0.3% and 2.1% as of June 30, 2014 and December 31, 2013, respectively.

The Company’s current ratio was 1.99 to 1 at June 30, 2014 and 2.10 to 1 at December 31, 2013. Current assets increased by $7,900,000 from December 31, 2013, while current liabilities increased by $5,823,000 during the same period.

Capital expenditures were $940,000 in 2014, which represented a decrease of $861,000 from the capital expenditure levels of 2013. The Company anticipates spending approximately $3,758,000 on property, plant and equipment during the remainder of 2014, used primarily to upgrade production capabilities and technology and for the relocation to a new manufacturing facility in Xianghe, China. The 2014 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations for the six months ended June 30, 2014.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at June 30, 2014 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Capital Leases (1)	$28	$112	$106	$—	$246
Operating leases	855	2,252	1,264	777	5,148
Payments to EPA(2)	2,193	4,334	—	—	6,527

	$3,076	$6,698	$1,370	$777	$11,921

(1)	Includes interest payments through maturity of $34,000.
(2)	In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for
OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree).

The table above excludes the Company’s gross liability for uncertain tax positions of $859,000 including accrued interest and penalties, which totaled $126,000 as of June 30, 2014, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of June 30, 2014, inventory purchase commitments for copper totaled $1,344,000. As of June 30, 2014, no purchase commitments for copper were greater than nine months.

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

The tables below show the comparisons of net sales and income from operations for the quarter ended June 30, 2014 (“2014”) and the quarter ended June 30, 2013 (“2013”):

	Net Sales
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$19,099	$18,386	$713	4%
High Power Group	22,452	17,607	4,845	28
SL-MTI	10,118	9,060	1,058	12
RFL	5,080	4,733	347	7

Net Sales	$56,749	$49,786	$6,963	14%

	Income from Operations
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$2,293	$1,131	$1,162	103%
High Power Group	3,921	2,038	1,883	92
SL-MTI	1,808	1,569	239	15
RFL	479	393	86	22
Unallocated Corporate Expenses	(1,726)	(1,500)	(226)	(15)

Income from Operations	$6,775	$3,631	$3,144	87%

During 2014, consolidated net sales increased by $6,963,000 or 14%, compared to net sales during the second quarter of 2013. When compared to 2013, net sales of SLPE increased by $713,000, or 4%; net sales of the High Power Group increased by $4,845,000, or 28%; net sales of SL-MTI increased by $1,058,000, or 12%; and net sales at RFL increased by $347,000, or 7%.

In 2014, the Company’s income from operations increased by $3,144,000, or 87%, when compared to 2013. Income from operations was 12% of net sales in 2014 compared to 7% in 2013. All of the Company’s operating entities recorded income from operations in 2014 and 2013. In addition, Unallocated Corporate Expenses increased by $226,000, or 15%, in 2014 compared to 2013.

Income from continuing operations in 2014 was $5,655,000, or $1.36 per diluted share, compared to income from continuing operations in 2013 of $2,252,000, or $0.54 per diluted share. Income from continuing operations was approximately 10% of net sales in 2014, compared to income from continuing operations of 5% of net sales in 2013.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $19,099,000 or 34% of consolidated net sales in 2014, compared to $18,386,000, or 37%, of consolidated net sales in 2013. SLPE’s sales increase was primarily attributable to an increase in domestic distributor sales in the data communications product line. Domestic sales increased by 1% and international sales increased by 54% during 2014. The increase in international sales was primarily due to a general increase in demand in the medical product line. Returns and distributor credits negatively affected net sales, which represented approximately 1% and 2% of SLPE gross sales in 2014 and 2013, respectively.

SLPE reported income from operations of $2,293,000 in 2014, compared to $1,131,000 in 2013. Income from operations increased in 2014 primarily due to a 4% increase in sales, a 4% decrease in cost of products sold as a percentage of net sales, and a 2% decrease in operating costs. Operating costs decreased during 2014 primarily due to a decrease in engineering and product development costs of $134,000, or 10%. Selling, general and administrative expenses and depreciation and amortization were relatively flat during 2014.

High Power Group

The High Power Group reported net sales of $22,452,000, or 39% of consolidated net sales in 2014, compared to $17,607,000, or 35% of consolidated net sales in 2013. The High Power Group recognized an increase in net sales in all product lines during 2014. In addition, the MTE unit experienced record sales for a quarter during the second quarter of 2014. The increase in net sales during 2014 was due to an increase in net sales at TEAL of $2,436,000, or 33%, and an increase at MTE of $2,409,000, or 24%.

TEAL’s sales increase during 2014 was primarily attributable to an increase in new product sales to a large international customer in the medical imaging equipment market, an increase in new product sales to a large international customer in the semi-conductor market, and an increase in sales to a large domestic customer in the solar market. Domestic sales decreased by 18%, while international sales increased by 255% during 2014.

MTE’s sales increase during 2014 was primarily attributable to an increase in domestic harmonic filter sales to a large new customer in the electronic equipment industry, and an increase in new product sales within the motor protection filter product line. Domestic sales increased by 17% and international sales increased by 48% during 2014.

The High Power Group reported income from operations of $3,921,000 in 2014, compared to $2,038,000 in 2013. The increase in income from operations during 2014 was due to an increase at MTE of $1,212,000 and an increase at TEAL of $671,000. Income from operations increased in 2014 primarily due to a 28% increase in sales, a 1% decrease in cost of products sold as a percentage of net sales, and a 5% decrease in operating costs. Operating costs decreased during 2014 primarily due to a decrease in engineering and product development costs of $294,000, or 28%, which was partially offset by an increase in selling, general and administrative expenses of $111,000, or 5%.

SL-MTI

SL-MTI recorded net sales of $10,118,000, or 18% of consolidated net sales in 2014, compared to $9,060,000, or 18% of consolidated net sales in 2013. SL-MTI recognized an increase in net sales in all product lines during 2014. SL-MTI’s sales increase was primarily attributable to increases in the commercial aerospace industry, medical industry, and military industry. The increase in the commercial aerospace industry was primarily due to increased sales volumes to two large domestic customers. The increase was also due to sales to a new large international customer located in Europe. The increase in the medical industry was primarily due to an increase in sales to a large international customer located in the United Kingdom. The increase in the military industry was primarily due to an increase in sales to a large international customer located in the United Kingdom. Domestic sales decreased by 2%, while international sales increased by 230% during 2014.

SL-MTI reported income from operations of $1,808,000 in 2014, compared to $1,569,000 in 2013. Income from operations increased in 2014 primarily due to a 12% increase in sales and a 3% decrease in operating costs, which were partially offset by a 2% increase in cost of products sold as a percentage of net sales. Operating costs decreased during 2014 primarily due to a decrease in engineering and product development costs of $99,000, or 13%, which was partially offset by an increase in selling, general and administrative expenses of $47,000, or 6%.

RFL

RFL recorded net sales of $5,080,000, or 9% of consolidated net sales in 2014, compared to $4,733,000, or 10% of consolidated net sales in 2013. RFL’s sales increase was primarily attributable to an increase in GARD protection products for two large domestic projects, which was partially offset by a decrease in the communications product line primarily due to a decrease in IMUX 2000 related projects. Domestic sales increased by 12%, while international sales decreased by 21% during 2014.

RFL reported income from operations of $479,000 in 2014, compared to $393,000 in 2013. Income from operations increased in 2014 primarily due to a 7% increase in sales and a 1% decrease in operating costs, which were partially offset by a 2% increase in cost of products sold as a percentage of net sales. Operating costs decreased in 2014 primarily due to a decrease in engineering and product development costs of $48,000, or 10%. Selling, general, and administrative expenses were relatively flat during 2014.

Cost of Products Sold

Cost of products sold was approximately 65% of net sales in 2014, compared to 66% for the quarter ended 2013. Cost of products sold as a percentage of net sales decreased 1% while net sales increased 14% during 2014.

SLPE and the High Power Group each recorded an improvement in cost of products sold as a percentage of net sales, while SL-MTI and RFL recorded an increase in cost of products sold as a percentage of net sales. SLPE’s cost of products sold as a percentage of net sales improved by approximately 4% during 2014 primarily due to an improved product mix and increased sales volumes, which improved overhead absorption. During 2014, cost of products sold as a percentage of net sales improved by 1% at the High Power Group primarily due to an improvement of 4% at MTE, which was partially offset by an increase of 2% at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales volumes, which improved overhead absorption, an improved product mix, and a shift in manufacturing costs to a lower cost region. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable product mix during 2014. SL-MTI recorded a 2% increase in its cost of products sold as a percentage of net sales during 2014 primarily due to an unfavorable sales mix, which was partially offset by an increase in sales volumes, which improved overhead absorption. Cost of products sold as a percentage of net sales increased by 2% at RFL primarily due to an unfavorable project mix, which was partially offset by increased sales volumes which improved overhead absorption levels. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 5% of net sales in 2014, compared to 7% in 2013. Engineering and product development expenses decreased by $575,000, or 16% during the second quarter of 2014 due to a decrease of $294,000 at the High Power Group, a decrease of $134,000 at SLPE, a decrease of $99,000 at SL-MTI, and a decrease of $48,000 at RFL. The decrease in engineering and product development costs at the High Power Group was primarily due to decreased consulting fees for new product development and decreased employee compensation costs at TEAL due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. Engineering and product development costs at MTE were relatively flat during 2014. The decrease in engineering and product development costs at SLPE was primarily due to a decrease in consulting fees related to new product development. The decrease in engineering and product development costs at SL-MTI was primarily due to an increase in customer funding received for prototype projects during 2014. Engineering and product development costs at RFL decreased primarily due to a decrease in hardware prototype costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2014, compared to 18% in 2013. During 2014, selling, general and administrative expenses increased by $451,000, or 5%, while sales increased by 14%.

The High Power Group recorded an increase in selling, general and administrative expenses of $111,000 due to an increase at MTE, which was partially offset by a decrease at TEAL. The increase at MTE was primarily due to increased salaries due to a higher employee headcount and increased commissions and other compensation costs on higher sales volumes. The decrease at TEAL was primarily due to decreased compensation costs due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. Selling, general and administrative expenses at SL-MTI increased by $47,000 primarily due to an increase in employee headcount and an increase in other employee compensation costs. Selling, general and administrative expenses at SLPE and RFL were relatively flat during 2014. Unallocated Corporate Expenses increased by $226,000 primarily due to increased compensation costs and stock compensation expense. The increase was also due to the Delaware state franchise tax incurred in 2014 resulting from the Company’s reincorporation in Delaware in June 2013.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2014 were $636,000, an increase of $21,000, or 3%, compared to depreciation and amortization expenses in 2013.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2014 and 2013, the amortization of deferred financing costs equaled $22,000 and $20,000, respectively.

Interest Expense

Interest expense was $8,000 and $15,000 in 2014 and 2013, respectively. The Company had no outstanding balance as of June 30, 2014, and an outstanding balance of $2,490,000 as of June 30, 2013 under the 2012 Credit Facility.

Other Gain (Loss), net

Other gain (loss), net in 2014 was a net gain of $1,729,000 compared to net loss of $301,000 in 2013. Other gain (loss), net in 2014 was primarily due to a $1,585,000 gain recognized from the sale of available-for-sale securities and $142,000 unrealized gain on foreign currency forward contracts. Other gain (loss), net in 2013 was due to a $301,000 unrealized loss on foreign currency forward contracts.

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2014 and the loss recognized in 2013 represents the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2014 was approximately 33% as compared to 32% during 2013. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credits in 2014 as compared to the second quarter of 2013.

Discontinued Operations

During 2014, the Company recorded a loss from discontinued operations, net of tax, of $127,000, compared to a loss of $237,000, net of tax, in 2013. The loss from discontinued operations during 2014 and 2013 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $5,528,000, or $1.33 per diluted share, for 2014 compared to $2,015,000, or $0.48 per diluted share, for 2013. The weighted average number of shares used in the diluted earnings per share computation was 4,168,000 and 4,204,000 for 2014 and 2013, respectively.

Results of Operations

Six months ended June 30, 2014 compared with six months ended June 30, 2013

The tables below show the comparisons of net sales and income from operations for the six months ended June 30, 2014 (“2014”) and the six months ended June 30, 2013 (“2013”):

	Net Sales
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$36,683	$35,980	$703	2%
High Power Group	42,762	34,700	8,062	23
SL-MTI	20,970	18,154	2,816	16
RFL	8,919	10,047	(1,128)	(11)

Net Sales	$109,334	$98,881	$10,453	11%

	Income from Operations
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$3,232	$2,181	$1,051	48%
High Power Group	6,838	4,152	2,686	65
SL-MTI	3,903	2,882	1,021	35
RFL	440	1,329	(889)	(67)
Unallocated Corporate Expenses	(3,229)	(2,927)	(302)	(10)

Income from Operations	$11,184	$7,617	$3,567	47%

During 2014, consolidated net sales increased by $10,453,000 or 11%, compared to net sales during 2013. When compared to 2013, net sales of SLPE increased by $703,000, or 2%; net sales of the High Power Group increased by $8,062,000, or 23%; net sales of SL-MTI increased by $2,816,000, or 16%; while net sales at RFL decreased by $1,128,000, or 11%.

In 2014, the Company’s income from operations increased by $3,567,000, or 47%, when compared to 2013. Income from operations was 10% of net sales in 2014 compared to 8% in 2013. All of the Company’s operating entities recorded income from operations in 2014 and 2013. In addition, Unallocated Corporate Expenses increased by $302,000, or 10%, in 2014 compared to 2013.

Income from continuing operations in 2014 was $8,320,000, or $2.00 per diluted share, compared to income from continuing operations in 2013 of $5,236,000, or $1.25 per diluted share. Income from continuing operations was approximately 8% of net sales in 2014, compared to income from continuing operations of 5% of net sales in 2013.

While the Company’s income from continuing operations increased by $3,084,000, or 59% when compared to 2013, the effective tax rate increased to 34% in 2014 compared to 27% in 2013. This is primarily due to federal research and development credits recorded in 2013 that are not currently available in 2014. On a comparative basis, the Company’s effective tax rate was negatively impacted by approximately 7% in 2014.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $36,683,000 or 34% of consolidated net sales in 2014, compared to $35,980,000, or 36% of consolidated net sales in 2013. SLPE’s sales increase was primarily attributable to an increase in sales to a large domestic distributor in the data communications product line. Domestic sales decreased by 3% while international sales increased by 35% during 2014. The increase in international sales was primarily due to a general increase in demand in the medical product line coupled with an increase in sales to a large customer in the industrial product line. Returns and distributor credits also negatively affected net sales, which represented approximately 1% of SLPE gross sales in 2014 and 2013.

SLPE reported income from operations of $3,232,000 in 2014, compared to $2,181,000 in 2013. Income from operations increased in 2014 primarily due to a 2% increase in sales, a 1% decrease in cost of products sold as a percentage of net sales, and a 5% decrease in operating costs. Operating costs decreased during 2014 primarily due to a decrease in selling, general and administrative expenses of $293,000, or 5%, and a decrease in engineering and product development costs of $109,000, or 4%.

High Power Group

The High Power Group reported net sales of $42,762,000, or 39% of consolidated net sales in 2014, compared to $34,700,000, or 35% of consolidated net sales in 2013. The High Power Group recognized an increase in net sales in all product lines during 2014. In addition, the MTE unit experienced record sales for the first six months of a year during 2014. The increase in net sales during 2014 was due to an increase in net sales at TEAL of $4,106,000, or 29%, and an increase at MTE of $3,956,000, or 19%.

TEAL’s sales increase during 2014 was primarily attributable to an increase in new product sales to a large international customer in the semi-conductor market and an increase in new product sales to a large international customer in the medical imaging equipment market. The increase was also due to an increase in sales to a large domestic customer in the military and aerospace market and an increase in sales to a large domestic customer in the solar market. Domestic sales decreased by 12% while international sales increased by 260% during 2014.

MTE’s sales increase during 2014 was primarily attributable to an increase in domestic harmonic filter sales to a large new customer in the electronic equipment industry, and an increase in new product sales within the motor protection filter product line. The increase in sales was partially offset by a decrease in domestic harmonic filter sales to a large customer in the oil and gas industry. Domestic sales increased by 18% and international sales increased by 25%.

The High Power Group reported income from operations of $6,838,000 in 2014, compared to $4,152,000 in 2013. The increase in income from operations during 2014 was due to an increase at MTE of $2,164,000, and an increase at TEAL of $522,000. Income from operations increased in 2014 primarily due to a 23% increase in sales and a 1% decrease in cost of products sold as a percentage of net sales, which were partially offset by a 2% increase in operating costs. Operating costs increased during 2014 primarily due to $463,000 of restructuring charges incurred during 2014 and an increase in selling, general and administrative expenses of $174,000, or 4%, which were partially offset by a decrease in engineering and product development costs of $493,000, or 23%.

SL-MTI

SL-MTI recorded net sales of $20,970,000, or 19% of consolidated net sales in 2014, compared to $18,154,000, or 19% of consolidated net sales in 2013. SL-MTI’s sales increase was attributable to increases in net sales in all product lines during 2014. The increase in the commercial aerospace industry was primarily due to increased sales volumes to two large domestic customers. The increase was also due to sales to a new large international customer located in Europe. The increase in the industrial industry was primarily due to a large domestic customer project in 2014. The increase in the military industry was primarily due to an increase in sales to a large domestic customer while the increase in the medical industry was primarily due to an increase in sales to a large international customer located in the United Kingdom. Domestic sales increased by 8% and international sales increased by 87% during 2014.

SL-MTI reported income from operations of $3,093,000 in 2014, compared to $2,882,000 in 2013. Income from operations increased in 2014 primarily due to a 16% increase in net sales. Cost of products sold as a percentage of net sales was relatively flat during 2014. Operating costs were also relatively flat during 2014 primarily due to a decrease in engineering and product development costs of $127,000, or 8%, which was offset by an increase in selling, general and administrative expenses of $121,000, or 8%.

RFL

RFL recorded net sales of $8,919,000, or 8% of consolidated net sales in 2014, compared to $10,047,000, or 10% of consolidated net sales in 2013. The decrease in net sales at RFL was primarily due to a decrease in the communications product line due to a decrease in IMUX 2000 related projects. Sales of protection products were relatively flat during 2014 primarily due to an increase in sales of GARD protection products for two large domestic projects, which was partially offset by decreased legacy product sales related to several domestic customer projects in 2013 without projects of comparable size in 2014. Domestic sales decreased by 11% and international sales decreased by 14% during 2014.

RFL reported income from operations of $440,000 in 2014, compared to income from operations of $1,329,000 in 2013. Income from operations decreased in 2014 due to an 11% decrease in sales and a 4% increase in cost of products sold as a percentage of net sales, which were partially offset by a 1% decrease in operating costs. Operating costs decreased primarily due to a decrease in engineering and product development costs of $51,000, or 6%.

Cost of Products Sold

Cost of products sold was approximately 66% of net sales in 2014 and 2013. Cost of products sold as a percentage of net sales was flat while net sales increased 11% during 2014.

SLPE and the High Power Group each recorded an improvement in cost of products sold as a percentage of net sales, while RFL recorded an increase in cost of products sold as a percentage of net sales. Cost of products sold as a percentage of net sales at SL-MTI was relatively flat between periods. SLPE’s cost of products sold as a percentage of net sales improved by approximately 1% during 2014 primarily due to an improved product mix and increased sales volumes, which improved overhead absorption. The decrease in SLPE’s cost of products sold as a percentage of net sales was also due to $428,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Cost of products sold as a percentage of net sales at the High Power Group improved by approximately 1% during 2014 due to a decrease of 4% at MTE, which was partially offset by an increase of 4% at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to an improved product mix, increased sales volumes, which improved overhead absorption, and a shift in manufacturing costs to a lower cost region. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable product mix during 2014 and an increase in the inventory reserve. Cost of products sold as a percentage of net sales increased by 4% at RFL primarily due to an unfavorable project mix and unabsorbed factory overhead related to the 11% reduction in sales levels. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2014, compared to 7% in 2013. Engineering and product development expenses decreased by $780,000, or 11% during 2014 primarily due to an decrease of $493,000 at the High Power Group, a decrease of $127,000 at SL-MTI, a decrease of $109,000 at SLPE, and a decrease of $51,000 at RFL. The decrease in engineering and product development costs at the High Power Group was primarily due to decreased consulting fees for new product development and decreased employee compensation costs at TEAL due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. The decrease at TEAL was partially offset by an increase in engineering staff and employee compensation costs at MTE. The decrease in engineering and product development costs at SL-MTI was primarily due to an increase in customer funding received for prototype projects during 2014. The decrease in engineering and product development costs at SLPE was primarily due to a decrease in consulting fees related to new product development. Engineering and product development costs at RFL decreased primarily due to a decrease in hardware prototype costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2014, compared to 18% in 2013. During 2014, selling, general and administrative expenses increased by $268,000, or 1%, while sales increased by 11%. The High Power Group recorded an increase in selling, general and administrative expenses of $174,000 due to an increase at MTE, which was partially offset by a decrease at TEAL. The increase at MTE was primarily due to increased salaries due to a higher employee headcount and increased commissions and other compensation costs on higher sales volumes. The decrease at TEAL was primarily due to decreased compensation costs due to a reduction in staffing levels associated with the implementation of a current year restructuring plan, which was partly offset by increased commissions on higher sales volumes. Selling, general and administrative expenses at SL-MTI increased by $121,000 primarily due to an increase in employee compensation costs. Selling, general and administrative expenses at SLPE decreased by $293,000 in 2014 primarily due to a decrease in employee compensation costs and a decrease in the allowance for doubtful accounts. The decrease at SLPE was also due to $107,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Selling, general and administrative expenses at RFL were relatively flat during 2014. Unallocated Corporate Expenses increased by $302,000 primarily due to increased compensation costs and stock compensation expense. The increase was also due to the Delaware state franchise tax incurred in 2014 resulting from the Company’s reincorporation in Delaware in June 2013.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2014 were $1,250,000, an increase of $35,000, or 3%, compared to depreciation and amortization expenses in 2013.

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

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2014 and 2013, the amortization of deferred financing costs equaled $43,000 and $39,000, respectively.

Interest Expense

Interest expense was $43,000 and $50,000 in 2014 and 2013, respectively. The Company had no outstanding balance as of June 30, 2014, and an outstanding balance of $2,490,000 as of June 30, 2013 under the 2012 Credit Facility.

Other Gain (Loss), net

Other gain (loss), net in 2014 was a net gain of $1,479,000 compared to net loss of $327,000 in 2013. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities and $9,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $221,000 unrealized loss on foreign currency forward contracts. Other gain (loss), net in 2013 included a $327,000 unrealized loss on foreign currency forward contracts.

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2014 and the loss recognized in 2013 represents the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2014 was approximately 34% as compared to 27% during 2013. The increase in the effective tax rate was primarily due to the expiration of the federal research and development tax credits in 2014 as compared to the first six months of 2013. In 2013, the Company recorded a research and development tax benefit of $594,000, which was primarily related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

Discontinued Operations

During 2014, the Company recorded a loss from discontinued operations, net of tax, of $265,000, compared to a loss of $455,000, net of tax, in 2013. The loss from discontinued operations during 2014 and 2013 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

Net Income

Net income was $8,055,000, or $1.93 per diluted share, for 2014 compared to $4,781,000, or $1.14 per diluted share, for 2013. The weighted average number of shares used in the diluted earnings per share computation was 4,163,000 and 4,189,000 for 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2014, the Company purchased approximately 4,000 shares of Company stock at an average price of $24.68 a share. As a result, as of June 30, 2014, approximately 239,000 shares remained available for purchase under the 2010 Repurchase Plan.

The following table presents information related to the repurchases of common stock that the Company made during the six months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2014	—	—	—	243,000
February 2014	2,000	$24.52	2,000	241,000
March 2014	—	—	—	241,000
April 2014	2,000	$24.80	2,000	239,000
May 2014	—	—	—	239,000
June 2014	—	—	—	239,000

Total	4,000	$24.68	4,000	239,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Form of 2014 Restricted Shares Agreement, dated May 12, 2014, between the Company and each director of the Company. Form of Restricted Shares Agreement incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014. +

10.2 2008 Incentive Stock Plan, as amended. Incorporate by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014. +

31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

Date: August 1, 2014	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
President and Chief Executive Officer

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer, Treasurer and Secretary