Form 10-K
period 2014-12-31
SL INDUSTRIES INC
filed 2015-03-17
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $64,099,000 based on the closing price of the Registrant’s common stock on the NYSE MKT on that date. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 27, 2015 was 4,086,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Company’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2014 annual meeting of stockholders.

PART I

ITEM 1. BUSINESS

(a) General Development Of Business

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and power quality electromagnetic equipment that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”) and, to a lesser extent, to commercial distributors. The Company was incorporated as G-L Electronics Company in the state of New Jersey on March 29, 1956. The Company’s name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a Delaware corporation, and its consolidated subsidiaries after Reincorporation (defined and described below) and SL Industries, Inc., a New Jersey corporation prior to Reincorporation. In the context of describing the Reincorporation, “SL-NJ” means SL Industries, Inc., a New Jersey corporation, and “SL-DE” means SL Industries, Inc., a Delaware corporation and wholly owned subsidiary of SL-NJ.

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

On November 17, 2014, SL Delaware Holdings, Inc. (“SL Delaware Holdings”), a wholly-owned subsidiary of the Company, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Hubbell Power Systems, Inc. (“Hubbell”), a subsidiary of Hubbell Incorporated, pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL Electronics Inc. (“RFL”) to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. A portion of the cash consideration ($2,000,000, subject to adjustment after nine months), is being held in escrow to secure the indemnification obligations of SL Delaware Holdings. As a result, the Company recognized a pre-tax gain of $6,650,000 ($4,322,000 net of tax).

(b) Financial Information About Segments

Financial information about the Company’s business segments is incorporated herein by reference to Note 23 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(c) Narrative Description Of Business

Segments

The Company currently operates under three business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, and SL Montevideo Technology, Inc. (“SL-MTI”). TEAL Electronics Corp. (“TEAL”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.”

SLPE – SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, LED, and information technology equipment. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 36%, 42% and 44%, respectively.

HIGH POWER GROUP – The High Power Group sells products under two brand names: TEAL and MTE. TEAL designs and manufactures power quality products that include noise suppression isolation transformers, power conditioned distribution systems, voltage regulators, and high level integrated cabinets with preinstalled prewired power quality and distribution components. TEAL primarily sells to OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar, and advanced simulation systems. MTE designs and manufactures power quality solutions used to protect electrical equipment, bring harmonics into compliance, and improve the efficiency of variable speed motor drive systems. MTE’s standard product lines include: harmonic filters, three-phase AC reactors, DC link chokes, and motor protection filters. TEAL and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, renewable energy facilities, and commercial buildings. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 42%, 37% and 36%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors that are used in numerous mission critical applications, including military and commercial aerospace, oil and gas, medical, and industrial products. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 22%, 21% and 20%, respectively.

Discontinued Operations

RFL – RFL designs and manufactures communication and power protection products/systems that are used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, sold all of the issued and outstanding capital stock of RFL. As a result, the results of operations and cash flows of RFL are reported as discontinued operations for all periods presented.

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

Copper is used primarily by the High Power Group in its transformers, filters and reactors. In an attempt to limit the volatility of copper costs, the High Power Group entered into forward purchase agreements during 2014 in the aggregate amount of approximately $2,600,000. As of December 31, 2014, forward purchase agreements in the aggregate amount of approximately $914,000 were entered into for 2015. As of December 31, 2014, no copper purchase commitments were greater than nine months.

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

Significant Customers

The Company has no customer that accounts for 10% or more of its consolidated net sales from continuing operations. SLPE, the High Power Group, and SL-MTI each have certain major customers, the loss of any of which could have a material adverse effect on such segment.

Backlog

At February 27, 2015, March 2, 2014, and March 1, 2013, backlog was $78,358,000, $68,951,000, and $62,747,000, respectively. The backlog at February 27, 2015 increased by $9,407,000, or 14%, compared to March 2, 2014. SL-MTI and SLPE recorded increases in backlog while the High Power Group was relatively flat.

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

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $16,859,000, of which $7,384,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2014. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the first quarter of 2015, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented in the third quarter of 2015. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A Remedial Action Report/Remedial Action Workplan for full scale implementation will be provided to the NJDEP in 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater is scheduled to occur through 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act or (“ISRA”), which applies to New Jersey statutorily defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern. The LSRP completed most of the Site Investigation in January 2015, and the remainder of the investigation is scheduled to be completed by April 2015. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by no later than November 17, 2015. The Company may then be obligated to perform additional investigation or remediation, depending on the outcome of the Site Investigation.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency (“MCPA”). A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change, SL-MTI’s consultants are conducting additional testing to delineate site impacts and update the site conceptual model. A work plan was submitted to MPCA and approved on September 22, 2014. Pending the results of work performed during 2015, additional investigations or remedial actions may be required in the future. Costs related to this site are recorded as a component of continuing operations.

Employees

As of December 31, 2014, the Company had approximately 1,400 employees. Of these employees, 177, or approximately 13%, were subject to collective bargaining agreements in Mexico.

Foreign Operations

In addition to manufacturing operations in California, Minnesota, and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, and Xianghe, China. SLPE manufactures most of its products in Mexico and China. TEAL, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced and invoiced in U.S. dollars (USD) and its costs and expenses are priced in U.S. dollars, Mexican pesos (MXN) and Chinese yuan (CNH). The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 30%, 22% and 20% of net sales from continuing operations for fiscal 2014, 2013 and 2012, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar.

Since 2012, the Company has entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward agreements involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings in other gain, net on the Consolidated Statements of Income.

For additional information related to financial information about foreign operations, see Notes 17 and 23 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information

Additional information regarding the development of the Company’s businesses during 2014 and 2013 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2014.

Location	General Character	Approx. Square Footage	Owned or Leased And Expiration Date

Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 1/13/2016

Canton, MA	Design of power supply products (SLPE)	2,560	Leased – 8/31/2016

Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased – 12/15/2020

Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2016

Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2015

Xianghe, China	Manufacture and distribution of power supply products (SLPE)	52,400	Leased – 12/31/2017

San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2017

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 3/31/2015

Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	8,900	Leased – 11/30/2015

Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality products (High Power Group)	43,200	Leased – 12/31/2017

Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	30,000	Leased – 12/31/2015

Eden Prairie, MN	Administration and design of precision motors and motion control systems (SL-MTI)	3,700	Leased – 3/31/2018

Pennsauken, NJ	Land (Unallocated Corporate Assets) (1)	6,000	Owned

Mt. Laurel, NJ	Corporate office (Unallocated Corporate Assets)	4,200	Leased – 11/30/2015

(1)	Formerly a document warehouse, which was demolished during December 2013. The property was originally used for industrial surface finishing operations.

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

The Company has completed the final stages of the design phase of the remediation activities for OU-2. The “100% Remediation Design” (the “Final Design”) was finalized in November 2014. The Final Design, was approved by the EPA in January 2015. The Final Design essentially sets the scope of work for the Company’s remediation responsibility related to OU-2 under the terms of the Consent Decree. The Company’s consultants performed a significant amount of work during 2014, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and set in-place the main components of the on-site soil processing batch plant. The Company’s consultants have been providing the EPA with progress reports during the year, prior to submission of the Final Design. The Company expects to incur significant remediation costs in 2015, which have been accrued.

Other

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI intends to vigorously defend the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. The Company has notified its insurance carriers regarding this claim.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the NYSE MKT under the ticker symbol “SLI”. The following table sets forth the high and low closing sales price per share of the Company’s common stock for the periods indicated:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	$27.99	$24.01	$19.65	$16.60
2nd Quarter	$32.05	$24.84	$26.04	$18.35
3rd Quarter	$49.59	$29.86	$31.00	$22.14
4th Quarter	$50.15	$35.74	$30.50	$24.58

Holders of Record

As of February 27, 2015, there were approximately 473 holders of record of the Company’s common stock.

Dividends

The Company has not paid a cash dividend on its common stock since 2012. The declaration and payment of dividends in the future, if any, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and business requirements (including working capital needs), and other factors. On August 9, 2012, the Company entered into the 2012 Credit Facility with PNC Bank to replace its 2008 Credit Facility. The 2012 Credit Facility imposes restrictions on our ability to pay dividends, and thus the Company’s ability to pay dividends on our common stock will depend upon, among other things, the Company’s level of indebtedness at the time of the proposed dividend and whether the Company is in default under any of our debt obligations. The Company’s ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party.

Issuer Purchases of Equity Securities

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2014, the Company purchased approximately 4,000 shares of Company stock at an average price of $24.68 a share under the 2010 Repurchase Plan.

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). The 2014 Repurchase Plan supersedes the 2010 Repurchase Plan. Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. No purchases were made under the 2014 Repurchase Plan during 2014. As of December 31, 2014, 420,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date.

The following table presents information related to the repurchase of common stock that the Company made during the twelve months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs

February 2014	2,000	24.52	2,000	241,000

March 2014	—	—	—	241,000

April 2014	2,000	24.80	2,000	239,000

May 2014	—	—	—	239,000

June 2014	—	—	—	239,000

July 2014	—	—	—	239,000

August 2014	—	—	—	239,000

September 2014	—	—	—	239,000

October 2014	—	—	—	239,000

November 2014	—	—	—	239,000

December 2014	—	—	—	420,000	(2)

Total	4,000	$24.68	4,000	420,000

(1)	The number of shares purchased pursuant to the 2010 Repurchase Plan.
(2)	The number of shares available for purchase pursuant to the 2014 Repurchase Plan.

Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2014, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warranty and rights		Weighted-average exercise price of outstanding options, warranty and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	228,000	(1)	$19.71	(2)	116,000	(3)

Equity compensation plans not approved by security holders	none

Total	228,000		$19.71		116,000

(1)	This amount includes the following:

•	184,000 shares issuable upon the exercise of outstanding stock options under the 2008 Incentive Stock Plan (the “2008 Plan”) with a weighted-average price of $19.71.

•	6,000 restricted stock units (“RSUs”) earned under the Company’s 2012 Long-term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan.

•	18,000 RSUs issuable under the Company’s 2013 Long-term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

•	20,000 RSUs issuable under the Company’s 2014 Long-term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

(2)	The 2014 LTIP, 2013 LTIP, and 2012 LTIP RSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)	This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the Company’s active shareholder approved stock plan, the 2008 Plan. The 2008 Plan allows for the issuance of up to 500,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2014, 2013, 2012, 2011, and 2010, are presented below.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands except per share data)
Net sales (1)	$204,417	$184,658	$179,375	$189,506	$167,370
Income from continuing operations (1)(2)	$14,180	$7,478	$7,539	$10,792	$7,859
Income (loss) from discontinued operations (1)(3)	$4,715	$762	$238	$(2,594)	$(5,303)
Net income (1)(4)	$18,895	$8,240	$7,777	$8,198	$2,556
Diluted net income per common share (1)	$4.51	$1.97	$1.80	$1.79	$0.44
Shares used in computing diluted net income per common shares (1)(5)	4,187	4,184	4,330	4,573	5,811
Year-end financial position
Working capital	$56,120	$37,051	$26,309	$34,404	$21,029
Current ratio	2.27	2.10	1.76	2.09	1.52
Total assets	$131,776	$113,334	$107,137	$111,226	$104,899
Long-term debt, less current maturities	$—	$187	$—	$—	$—
Shareholders’ equity	$77,321	$59,175	$50,432	$56,857	$47,249
Book value per share	$18.66	$14.34	$12.18	$12.45	$10.53
Other
Capital expenditures (6)	$2,850	$2,434	$1,553	$2,450	$1,190
Depreciation and amortization (7)	$2,220	$2,010	$2,296	$2,397	$2,561

(1)	On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations for the periods presented have been recast to reflect the formerly owned RFL businesses as discontinued operations.
(2)	Fiscal 2013 includes a $5,055,000 ($3,172,000 net of tax) goodwill impairment related to the TEAL reporting unit, which is part of the High Power Group segment.
(3)	Discontinued operations include the results of operations of the Company’s RFL business and environmental remediation activities associated with the Company’s five environmental sites. Prior to fiscal 2012, discontinued operations for the periods indicated largely relate to expenses for environmental remediation activities, legal expenses, and potential settlement costs associated with SurfTech, which were partially offset by the results of operations of the Company’s RFL business.
(4)	During the fourth quarter of 2011, the Company recorded a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site, which was partially offset by a $787,000 favorable settlement with a foreign tax authority during the second quarter of 2011. Fiscal 2010 includes a provision for environmental remediation of $5,132,000, net of tax, related to the Pennsauken Site and $784,000, net of tax, related to the Camden Site.
(5)	Fiscal 2014 and 2013 represents the effect of the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. During 2014 and 2014, the Company purchased approximately 4,000 shares and 87,000 shares of its common stock in connection with the 2010 Repurchase Plan.

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

(6)	Excludes capital expenditures of the formerly owned RFL business.
(7)	Excludes amortization of deferred financing costs. Also excludes depreciation and amortization of the formerly owned RFL business.

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

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and power quality electromagnetic equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to OEMs and, to a lesser extent, to commercial distributors. The Company is comprised of three domestic business segments, all of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to 2014 or fiscal 2014 refer to the twelve month period ending December 31, 2014. Statements with respect to 2013 or fiscal 2013 refer to the twelve month period ending December 31, 2013.

Significant Transactions and Financial Trends

On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. A portion of the cash consideration ($2,000,000, subject to adjustment after nine months), is being held in escrow to secure the indemnification obligations of SL Delaware Holdings. As a result, the Company recognized a pre-tax gain of $6,650,000 ($4,322,000 net of tax).

On July 25, 2014, the Company acquired certain assets and assumed certain liabilities of Dynetic Systems, Inc. (“Dynetic”), pursuant to an Asset Purchase Agreement for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000 (the “Dynetic Acquisition”). The Asset Purchase Agreement also includes a possible earn-out, initially estimated at $310,000, which is comprised of annual payments based on sales of Dynetic products and sales to Dynetic customers over the period immediately following the date of the Dynetic Acquisition through December 31, 2017. Dynetic designed, developed and manufactured precision quality, instrument grade motion control products, and provided custom motor and motion control solutions to the aerospace, defense, medical, commercial and industrial markets. In connection with the Dynetic Acquisition, SL Montevideo Technology, Inc. (“SL-MTI”) recorded $266,000 of non-cash inventory step-up amortization due to purchase accounting and direct acquisition costs of approximately $146,000 during 2014. The non-cash inventory step-up amortization was recorded within cost of products sold and direct acquisition costs were recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS LLC (“SLMTI DS”), a new formed subsidiary of SL-MTI, holds the assets acquired in the Dynetic Acquisition.

During 2013, the Company reached an agreement with both the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (see Note 16 for additional information).

During 2013, the Company purchased publicly traded equity securities which were classified as available-for-sale securities. During 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,691,000 ($1,063,000 net of tax), for the year ended December 31, 2014 (see Note 10 for additional information).

Business Trends

Demand for the Company’s products and services increased during 2014 compared to 2013. During 2014, net sales increased by $19,759,000, or 11%, while income from operations increased by $9,327,000, or 91%. The largest increases in net sales during the year occurred at the High Power Group and SL-MTI. Excluding a $5,055,000 non-cash goodwill impairment charge recognized in 2013 by TEAL, which is part of the High Power Group, income from operations increased by $4,272,000, or 28%, during 2014. The largest increase in income from operations occurred at the High Power Group.

During 2014, bookings increased by $18,498,000, or 10%, compared to 2013. All operating segments experienced increases in bookings in 2014 with the most significant increases occurring at SL-MTI and the High Power Group. Backlog at December 31, 2014, was $72,292,000, compared to $65,641,000 at December 31, 2013, for an increase of $6,651,000, or 10%. The most significant increase occurred at SL-MTI, which was partially offset by a large decrease at the High Power Group.

The Company’s management is taking numerous actions to improve sales through the deployment of growth tools aimed at identifying attractive market segments and penetrating those markets through aggressive new product introduction. The Company is also identifying and penetrating selected geographic opportunities. The Company is continuing to emphasize lean initiatives at all of its facilities in manufacturing as well as in finance and administration.

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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2014, 2013 and 2012 by approximately 0.3%, 0.5% and 0.7%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 0.8% and 1.9% of gross trade receivables at December 31, 2014 and December 31, 2013, respectively.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of December 31, 2014 and December 31, 2013 were $11,601,000 and $13,043,000, respectively, net of valuation allowances of $1,720,000 for 2014 and $2,003,000 for 2013. The 2014 and 2013 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits as of December 31, 2014 was $865,000, excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2014 and December 31, 2013, the Company reported accrued interest and penalties related to unrecognized tax benefits of $81,000 and $100,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

Goodwill

The Company has allocated its adjusted goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2014. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

For 2014, there were three reporting units identified for impairment testing. Those units were SLPE, MTE and SL-MTI. For 2013 and 2012, there were four reporting units identified for impairment testing. Those units were SLPE, TEAL, MTE and RFL. There were no impairment charges related to goodwill recorded during 2014 and 2012. Based upon the assumptions described above, the Company’s 2013 annual impairment test resulted in our assessment that the carrying value of the TEAL reporting unit exceeded its fair value. As a result of the annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in the Company’s High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit.

As of December 31, 2014, the total fair values for each of the remaining reporting units in all of the Company’s segments exceeded their total carrying values by 168% or greater. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test for all reporting units that have goodwill. Based upon the Company’s annual assessment:

•	a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by a range of approximately 2% to 3% and would not result in an impairment of any reporting unit;

•	a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 8% to 16% and would not result in an impairment of any reporting unit; or

•	a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 4% to 5% and would not result in an impairment of any reporting unit.

Goodwill totaled $13,072,000 and $17,666,000 as of December 31, 2014 and December 31, 2013 (representing 10% and 16% of total assets), respectively.

Impairment Of Long-Lived And Intangible Assets

The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no impairment charges related to long-lived and intangible assets recorded during 2014, 2013 and 2012.

Environmental Expenditures

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

Liquidity And Capital Resources

	December 31, 2014	December 31, 2013	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$31,950	$7,163	$24,787	346%
Bank debt	$—	$1,000	$(1,000)	(100%)
Capital leases	$—	$235	$(235)	(100%)
Working capital	$56,120	$37,051	$19,069	51%
Shareholders’ equity	$77,321	$59,175	$18,146	31%

The Company’s liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, acquisitions, working capital requirements, and certain environmental and legal remediation costs. The Company has met its liquidity needs primarily through cash generated from operations and, to a lesser extent, through bank borrowings. The Company believes that cash provided by operating activities from continuing operations and funding available under the 2012 Credit Facility will be adequate to service debt and meet working capital needs, capital investment, and product development requirements for the next twelve months.

At December 31, 2014, the Company reported $31,950,000 of cash and cash equivalents, compared to $7,163,000 of cash and cash equivalents as of December 31, 2013. Cash and cash equivalents increased in 2014 primarily due to $17,207,000 of net cash provided by continuing operations and $7,628,000 of net cash provided by discontinued operations. Net cash provided by continuing operations consisted of $19,849,000 of net cash provided by operating activities, which was partially offset by $1,491,000 of net cash used in investing activities and $1,151,000 of net cash used in financing activities. Net cash provided by discontinued operations consisted of $17,783,000 of net cash provided by investing activities, which was partially offset by $9,920,000 of net cash used in operating activities and $235,000 of net cash used in financing activities.

During 2014, net cash provided by operating activities from continuing operations was $19,849,000 as compared to net cash provided by operating activities from continuing operations of $13,658,000 during 2013. The primary sources of cash from operating activities during 2014 were income from continuing operations of $14,180,000, an increase in accrued income taxes of $4,152,000, an increase in accounts payable of $2,130,000, a decrease in deferred income tax assets of $1,615,000, and an increase in other accrued liabilities of $1,321,000. In addition, depreciation and amortization expense of $2,220,000 was added to income from continuing operations. The increase in accrued income taxes was primarily due to the timing of tax payments related to the gain from the sale of the company’s RFL subsidiary during the fourth quarter of 2014. All of the Company’s operating segments recorded increases in accounts payable during 2014, which was primarily the result of increased purchases during the fourth quarter of 2014 to meet customer demand. The decrease in deferred income tax assets was primarily due to environmental payments in 2014 for environmental claims, remediation, and other services which were accrued for in prior years. The increase in other accrued liabilities was primarily due to the reclassification of the fair value of the foreign currency forward contracts from other current assets in 2013 to other current liabilities in 2014 due to an unrealized loss which was recognized during 2014. The sources of cash from operating activities were partially offset by an increase in accounts receivable of $5,129,000, a gain from the sale of common stock classified as available-for-sale securities of $1,691,000, and a gain from the sale of property, plant and equipment of $1,127,000. All of the Company’s operating segments recorded increases in accounts receivable, which was primarily the result of increased sales during the fourth quarter of 2014 as compared to 2013. The gain from the sale of property, plant and equipment was primarily due to the sale of the Company’s former manufacturing facility located in Xianghe, China. The Company relocated to a new manufacturing facility in Xianghe, China during the fourth quarter of 2014.

During 2013, net cash provided by operating activities from continuing operations was $13,658,000. The primary sources of cash from operating activities during 2013 were income from continuing operations of $7,478,000 and an increase in other accrued liabilities of $3,368,000. In addition, a non-cash goodwill impairment expense of $5,055,000 related to the Company’s TEAL reporting unit, which is part of the High Power Group segment, and depreciation and amortization expense of $2,010,000 were added to income from continuing operations. The increase in other accrued liabilities was primarily due to an increase in accrued bonus and other compensation costs as the result of the Company’s improved financial performance during 2013 as compared to 2012. The sources of cash from operating activities were partially offset by a decrease in accounts payable of $1,860,000, an increase in other assets of $1,729,000, and an increase in accounts receivable of $1,028,000. The largest decrease in accounts payable occurred at SLPE, which was partially offset by a large increase at MTE, which is part of the High Power Group. The decrease at SLPE was due to less inventory purchases during the fourth quarter of 2013 as compared to the fourth quarter of 2012 primarily due to lean initiatives to reduce inventory levels. The increase at MTE was due to an increase in inventory purchases during the fourth quarter of 2013 in order to fulfill a large customer order which was delivered during the beginning of 2014. The increase in other assets was primarily due to the increase in fair value of certain publicly traded equity securities which the Company has classified as available-for-sale securities coupled with an increase in prepaid taxes at SLPE. The largest increase in accounts receivable occurred at SL-MTI, which was partially offset by a large decrease at SLPE. The increase at SL-MTI was primarily due to an increase in sales during the fourth quarter of 2013 as compared to 2012. The increase at SL-MTI was also due to decreased collections in December 2013 as compared to December 2012. The decrease in accounts receivable at SLPE was primarily related to a large VAT receivable in 2012 with no comparable receivable in 2013.

During 2014, net cash used in operating activities from discontinued operations was $9,920,000 as compared to $3,959,000 during 2013. The primary uses of cash from operating activities from discontinued operations during 2014 were an after-tax gain of $4,322,000 from the sale of the company’s RFL subsidiary (proceeds of $18,000,000 are recorded as part of investing activities), and $5,902,000 of environmental payments. The primary uses of cash from operating activities from discontinued operations during 2013 were $4,333,000 of environmental payments.

On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. A portion of the cash consideration ($2,000,000, subject to adjustment after nine months), is being held in escrow to secure the indemnification obligations of SL Delaware Holdings. As a result, the Company recognized a pre-tax gain of $6,650,000 ($4,322,000 net of tax).

During the second quarter of 2013, the Company reached an agreement with both the DOJ and EPA related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. During 2014 and 2013, the Company paid $2,211,000 and $2,185,000, which included interest, related to its obligation under the Consent Decree. The remaining environmental payments in 2014 and 2013 were related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

During 2014, net cash used in investing activities from continuing operations was $1,491,000 as compared to net cash used in investing activities from continuing operations of $5,116,000 during 2013. Net cash used in investing activities from continuing operations during 2014 was primarily related to the acquisition of certain assets of Dynetic of $3,973,000 and purchases of property, plant and equipment of $2,850,000, which were partially offset by the proceeds from the sale of common stock classified as available-for-sale securities of $4,054,000 and proceeds from the sale of property, plant and equipment of $1,657,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology, and for leasehold improvements related to the relocation to a new manufacturing facility in Xianghe, China. Proceeds from the sale of property, plant and equipment was primarily related to the sale of Company’s Xianghe, China manufacturing facility previously mentioned. During 2013, net cash used in investing activities from continuing operations was primarily for the purchases of property, plant and equipment of $2,434,000 and the purchases of common stock classified as available-for-sale securities of $2,362,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology, and to acquire new production equipment in Mexico.

On July 25, 2014, the Company entered into an Asset Purchase Agreement pursuant to which it purchased certain assets and assumed certain liabilities of Dynetic, for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000. The Asset Purchase Agreement also includes a possible earn-out, currently estimated at $288,000, which is comprised of annual payments based on sales of Dynetic products and sales to Dynetic customers over the period immediately following the date of the Dynetic Acquisition through December 31, 2017. The Dynetic Acquisition was paid for in cash.

During 2014, net cash provided by investing activities from discontinued operations was $17,783,000 as compared to net cash used in investing activities from discontinued operations of $416,000 during 2013. Net cash provided by investing activities from discontinued operations during 2014 was primarily related to the $18,000,000 of cash proceeds received from the sale of the company’s RFL subsidiary, which was partially offset by purchases of property, plant and equipment of $217,000 by RFL prior to the divestiture. Net cash used in investing activities from discontinued operations during 2013 was related to RFL’s purchases of property, plant and equipment of $316,000 and other assets of $100,000.

During 2014, net cash used in financing activities from continuing operations was $1,151,000 as compared to net cash used in financing activities from continuing operations of $246,000 during 2013. Net cash used in financing activities from continuing operations during 2014 was primarily related to $1,000,000 of payments made under the 2012 Credit Facility and $106,000 of payments made for the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan (described in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Cash used in financing activities from continuing operations during 2013 was primarily related to the to the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan in the amount of $2,079,000, which was partially offset by $1,000,000 of net borrowings under the 2012 Credit Facility and $743,000 of proceeds from the stock option exercises.

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

On May 28, 2013, a letter of credit in the amount of $8,564,000 was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability under the terms of the Consent Decree. The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility.

On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,141,000, excluding interest. As of December 31, 2014, the total liability under the letter of credit equaled $6,423,000. The letter of credit expires on May 28, 2015, and is renewed annually.

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

As of December 31, 2014, the Company had no outstanding debt. As of December 31, 2013, the Company’s total debt equaled $1,235,000, which was comprised of $1,000,000 under the 2012 Credit Facility and $235,000 related to capital leases. At December 31, 2014 and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,527,000 and $38,526,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 2.1% as of December 31, 2013. The Company’s current ratio was 2.27 to 1 at December 31, 2014 and 2.10 to 1 at December 31, 2013.

Capital expenditures from continuing operations were $2,850,000 in 2014, which represented an increase of $416,000 from the capital expenditure levels of 2013. The Company anticipates spending approximately $3,800,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology during 2015. The 2015 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury, risk management, legal, litigation, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations during 2014 and 2013.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at December 31, 2014 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$1,831	$2,464	$840	$428	$5,563
Payments to EPA(1)	2,193	4,334	—	—	6,527
Letters of credit (2)	473	—	—	—	473

	$4,497	$6,798	$840	$428	$12,563

(1)	On May 28, 2013 a letter of credit was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2. In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 16 – Commitments and Contingencies for the terms and conditions of the Consent Decree).
(2)	As of December 31, 2014, the Company was contingently liable for an outstanding letter of credit issued for casualty insurance requirements. The letter of credit has a maximum maturity of twelve months from the date of issuance.

The table above excludes the Company’s gross liability for uncertain tax positions of $946,000, including accrued interest and penalties, which totaled $81,000 as of December 31, 2014, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements which have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for operating lease commitments and letters of credit disclosed in the table above and inventory purchase commitments.

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of December 31, 2014, inventory purchase commitments for copper totaled $914,000. As of December 31, 2014, no purchase commitments for copper were greater than nine months.

Restructuring Costs

Restructuring activity for the period ended December 31, 2014 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2014
	(in thousands)
2014 Plan
Severance and other employee-related charges	$—	$463	$463	$—

No restructuring activity was recognized during the period ended December 31, 2013.

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. As of December 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014.

2012 Restructuring Plan

During the third quarter of 2012, the Company announced to its employees a restructuring plan (“2012 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE and TEAL, which is part of the High Power Group. During the year ended December 31, 2012, there was a consolidated charge to earnings of $790,000, which was comprised of a $732,000 charge at SLPE and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 55, all of which had been terminated as of December 31, 2012.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

	Net Sales
	Years Ended December 31,
	2014	2013	$ Variance	% Variance
	(in thousands)
SLPE	$74,593	$78,177	$(3,584)	(5%)
High Power Group	85,332	68,752	16,580	24
SL-MTI	44,492	37,729	6,763	18

Net Sales	$204,417	$184,658	$19,759	11%

	Income from Operations
	Years Ended December 31,
	2014	2013	$ Variance	% Variance
	(in thousands)
SLPE	$7,217	$6,558	$659	10%
High Power Group (1)	12,175	2,206	9,969	452
SL-MTI	7,170	7,202	(32)	N/M
Unallocated Corporate Expenses	(7,000)	(5,731)	(1,269)	(22)

Income from Operations	$19,562	$10,235	$9,327	91%

N/M – Not material.

(1)	Fiscal 2013 includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.

During 2014, consolidated net sales increased by $19,759,000 or 11%, compared to net sales during 2013. When compared to 2013, net sales of SLPE decreased by $3,584,000, or 5%; net sales of the High Power Group increased by $16,580,000, or 24%; and net sales of SL-MTI increased by $6,763,000, or 18%. During 2014, SL-MTI benefited from $1,861,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014.

In 2014, the Company’s income from operations increased by $9,327,000, or 91%, when compared to 2013. Income from operations was 10% of net sales in 2014 compared to 6% in 2013. All of the Company’s operating entities recorded income from operations in 2014 and 2013. Unallocated Corporate Expenses increased by $1,269,000, or 22%, in 2014 compared to 2013. In addition, income from operations for SL-MTI was negatively impacted by $598,000 primarily due to the recognition of a non-cash inventory purchase accounting adjustment, acquisition costs, and integration costs that were recognized during 2014 associated with the Dynetic Acquisition. During 2013, the Company’s income from operations was negatively impacted by a $5,055,000 non-cash goodwill impairment charge related to the Company’s TEAL reporting unit, which is part of the High Power Group segment.

Income from continuing operations in 2014 was $14,180,000 or $3.39 per diluted share, compared to income from continuing operations in 2013 of $7,478,000, or $1.79 per diluted share. Income from continuing operations was approximately 7% of net sales in 2014, compared to income from continuing operations of 4% of net sales in 2013. During 2013, a $5,055,000 ($3,172,000, net of tax) non-cash goodwill impairment charge had a negative impact of approximately $0.76 per diluted share.

The Company’s effective tax rate increased from 25% in 2013 to 33% in 2014. The increase in the effective tax rate was primarily due to federal research and development credits recorded in 2013 that were not available in 2014. In 2013, income from continuing operations benefited from research and development tax credits by approximately $1,051,000, or $0.25 per diluted share.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $74,593,000 or 36% of consolidated net sales in 2014, compared to $78,177,000, or 42% of consolidated net sales in 2013. The decrease in net sales at SLPE was primarily due to a decrease in sales in the industrial and medical product lines, which were partially offset by an increase in sales in the data communications product line primarily due to an increase in sales to a large domestic distributor. The decrease in the industrial product line was primarily due to a decrease in sales to several large international customers and a decrease in domestic distributor sales. The decrease in the medical product line was primarily due to a weakening of the domestic medical market, which resulted in a decline in domestic distributor sales. The decrease in sales in the medical product line was also due to the Company’s current year strategy to exit certain low margin business. The decreases in the medical market were partially offset by an increase in sales to the Asian medical market. Domestic sales decreased by 11% while international sales increased by 12% during 2014. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2014 and 2013, also negatively affected net sales.

SLPE reported income from operations of $7,217,000 in 2014, compared to $6,558,000 in 2013. Income from operations increased in 2014 primarily due to a 2% decrease in cost of products sold as a percentage of net sales, and a 2% decrease in operating costs, which were partially offset by a 5% decrease in sales. Operating costs decreased during 2014 primarily due to a decrease in selling, general and administrative expenses of $462,000, or 4%, which was partially offset by an increase in engineering and product development costs of $253,000, or 6%.

High Power Group

The High Power Group reported net sales of $85,332,000, or 42% of consolidated net sales in 2014, compared to $68,752,000, or 37% of consolidated net sales in 2013. The increase in net sales during 2014 was due to an increase in net sales at MTE of $9,038,000, or 24%, and an increase at TEAL of $7,542,000, or 24%.

MTE recognized record sales during 2014. MTE’s sales increase during 2014 was primarily attributable to an increase in new product sales for harmonic filters and motor protection filters. In particular, MTE recognized a large order during 2014 for new product harmonic filter sales from a new customer in the electronic equipment industry. The increase in sales was partially offset by a decrease in domestic harmonic filter sales to a large customer in the oil and gas industry. Domestic sales increased by 18% and international sales increased by 48%.

TEAL also recognized record sales during 2014. TEAL recorded an increase in net sales in all product lines during 2014 except in the solar market. TEAL recognized the largest increase in sales in the medical imaging equipment market primarily due to an increase in new product sales to a large international customer, which was partially offset by decreased sales in the solar market primarily due to a decrease in sales to a large domestic customer. Domestic sales decreased by 15% while international sales increased by 227% during 2014.

The High Power Group reported income from operations of $12,175,000 in 2014, compared to $2,206,000 in 2013. The increase in income from operations during 2014 was due to an increase at TEAL of $6,155,000 and an increase at MTE of $3,814,000. Income from operations increased in 2014 primarily due to a 24% increase in sales, a 1% decrease in cost of products sold as a percentage of net sales, and a 23% decrease in operating costs. Operating costs decreased by $4,325,000 during 2014 primarily due to a non-cash goodwill impairment charge of $5,055,000 recorded at TEAL during 2013. Operating costs also decreased due to a decrease in engineering and product development costs of $721,000, or 18%, which was offset by an increase in selling, general and administrative expenses of $913,000, or 10%, and $463,000 of restructuring charges incurred during 2014 at TEAL.

SL-MTI

SL-MTI recorded net sales of $44,492,000, or 22% of consolidated net sales in 2014, compared to $37,729,000, or 21% of consolidated net sales in 2013. SL-MTI recorded $1,861,000 of sales related to the Dynetic Acquisition during 2014. As a result, comparable sales, net of the acquisition, increased by $4,902,000, or 13%, during 2014 as compared to 2013. Excluding the Dynetic Acquisition, SL-MTI experienced an increase in net sales in all product lines during 2014. The largest increases in net sales, excluding the Dynetic Acquisition, were in the commercial aerospace and medical industries. The increase in the commercial aerospace industry was primarily due to increased component parts sales related to Airbus and Boeing 787 programs. The increase in the medical industry was primarily due to an increase in sales to a large international customer located in the United Kingdom. Excluding the Dynetic Acquisition, domestic sales increased by 8% and international sales increased by 55% during 2014.

SL-MTI reported income from operations of $7,170,000 in 2014, compared to $7,202,000 in 2013. Income from operations was negatively impacted by $598,000 due to the Dynetic Acquisition, which recognized additional expenses during 2014 as previously mentioned. Excluding the Dynetic Acquisition, income from operations increased by $566,000 in 2014 primarily due to a 13% increase in net sales, which was partially offset by a 2% increase in cost of products sold as a percentage of net sales and an increase in operating costs of $469,000, or 7% during 2014. Operating costs increased during 2014 primarily due to an increase in selling, general and administrative expenses of $214,000, or 6%, and an increase in engineering and product development costs of $169,000, or 6%.

Cost of Products Sold

Cost of products sold was approximately 68% of net sales in 2014 and 2013. Cost of products sold as a percentage of net sales was flat while net sales increased 11% during 2014.

During 2014, SLPE and the High Power Group each recorded an improvement in cost of products sold as a percentage of net sales, while SL-MTI recorded an increase in cost of products sold as a percentage of net sales. SLPE’s cost of products sold as a percentage of net sales improved by approximately 2% during 2014 primarily due to an improved product mix and current year strategy to exit certain low margin business, which was partially offset by an increase in the inventory reserve. The decrease in SLPE’s cost of products sold as a percentage of net sales was also due to $568,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Cost of products sold as a percentage of net sales at the High Power Group improved by approximately 1% during 2014 due to a decrease of 3% at MTE, which was partially offset by an increase of 2% at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to increased sales volumes, which improved overhead absorption, an improved product mix, and a shift in manufacturing costs to a lower cost region. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable product mix during 2014, which was partially offset by increased sales volumes. SL-MTI recorded a 3% increase in its cost of products sold as a percentage of net sales during 2014. Excluding the Dynetic Acquisition, SL-MTI recorded a 2% increase in cost of products sold as a percentage of net sales primarily due to an unfavorable sales mix, which was partially offset by an increase in sales volumes, which improved overhead absorption. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 5% of net sales in 2014, compared to 6% in 2013. Engineering and product development expenses decreased by $299,000, or 3% during 2014 due to an decrease of $721,000 at the High Power Group, which was partially offset by an increase of $253,000 at SLPE and an increase of $169,000 at SL-MTI. The decrease in engineering and product development costs at the High Power Group was primarily due to a decrease at TEAL. The decrease at TEAL was due to decreased consulting fees for new product development and decreased employee compensation costs due to a reduction in staffing levels associated with the implementation of a current year restructuring plan. The decrease at TEAL was partially offset by an increase at MTE due to the addition of engineering staff which increased employee salary and other compensation costs, and an increase in new product development costs. The increase in engineering and product development costs at SLPE was primarily due to an increase in consulting fees and other compensation costs. The increase in engineering and product development costs at SL-MTI was primarily due to an increase in prototype expenses during 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales in 2014 and 2013. During 2014, selling, general and administrative expenses increased by $2,751,000, or 9%, while sales increased by 11%.

During 2014, SL-MTI and the High Power Group each recorded an increase in selling, general and administrative expenses, while SLPE recorded a decrease in selling, general and administrative expenses. Selling, general and administrative expenses at SL-MTI increased by $1,026,000 primarily due to $812,000 of costs related to the Dynetics. The remainder of the increase at SL-MTI was primarily due to an increase in environmental remediation costs and increased salaries due to higher staffing levels. The High Power Group recorded an increase in selling, general and administrative expenses of $913,000 primarily due to an increase at MTE. The increase at MTE was primarily due to increased salaries due to higher staffing levels and increased commissions and other compensation costs on higher sales volumes. Selling, general and administrative expenses at TEAL were relatively flat during 2014. Selling, general and administrative expenses at SLPE decreased by $462,000 in 2014 primarily due to a decrease in employee compensation costs. The decrease at SLPE was also due to $107,000 of additional costs incurred in 2013 due to a work stoppage in China during March 2013. Unallocated Corporate Expenses increased by $1,269,000 primarily due to increased non-cash stock compensation costs and certain strategic costs that were not allocated to the operating entities. The increase was also due to the Delaware state franchise tax incurred in 2014 resulting from the Company’s reincorporation in Delaware in June 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2014 were $2,220,000, an increase of $210,000, or 10%, compared to depreciation and amortization expenses in 2013. Depreciation and amortization expenses were approximately 1% of net sales in 2014 and 2013.

Restructuring Costs

Restructuring costs were $463,000 in 2014 and consisted of severance costs and other employee related charges. During the first quarter of 2014, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. No restructuring costs were incurred during 2013.

Goodwill Impairment

Goodwill impairment expense in 2013 was $5,055,000, or 2.7% of net sales, without a comparable charge in 2014. The 2013 expense is detailed in the “Goodwill” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 – Goodwill and Intangibles in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2014 and 2013, the amortization of deferred financing costs equaled $94,000 and $83,000, respectively.

Interest Income and Interest Expense

In 2014, interest income was $13,000 compared to $12,000 in 2013. Interest expense in 2014 was $27,000 compared to $61,000 in 2013. The Company had no outstanding balance as of December 31, 2014, and an outstanding balance of $1,000,000 as of December 31, 2013 under the 2012 Credit Facility.

Other Gain (Loss), net

Other gain (loss), net in 2014 was a net gain of $1,769,000 compared to net loss of $78,000 in 2013. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities, a $892,000 gain on the sale of the Company’s former manufacturing facility located in Xianghe, China, and $11,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $825,000 unrealized loss on foreign currency forward contracts. Other gain (loss), net in 2013 included a $90,000 unrealized loss on foreign currency forward contracts, which was partially offset by $12,000 of dividend income received from investments in available-for-sale securities.

During 2013 and 2014, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2014 and 2013 represents the change in fair value of foreign currency forward contracts that are marked to market at year end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2014 was approximately 33% as compared to 25% during 2013. The increase in the effective tax rate was primarily due to the amount of federal research and development tax credits available in 2014 as compared to 2013 as well as a change in estimate related to the federal and state research and development tax credits which was recognized during the third quarter 2014. In 2013, the Company recorded a research and development tax benefit of $1,051,000, of which $431,000 was related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

Discontinued Operations

During 2014, the Company recorded income from discontinued operations, net of tax, of $4,715,000 compared to income from discontinued operations of $762,000, net of tax, in 2013. Income from discontinued operations during 2014 relates to a pre-tax gain of $6,650,000 ($4,322,000 net of tax) from the sale of RFL on November 17, 2014 (see Note 4 – Discontinued Operations for further information). Income from the discontinued operations also relates to the net earnings of RFL prior to the divestiture. These gains and earnings associated with RFL were partially offset by environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 16 – Commitments and Contingencies for further information concerning the environmental sites).

Income from discontinued operations during 2013 relates to the net earnings of the Company’s RFL business, which is classified as discontinued operations. The earnings associated with RFL were partially offset by environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net Income

Net income was $18,895,000, or $4.51 per diluted share, for 2014 compared to $8,240,000, or $1.97 per diluted share, for 2013. The weighted average number of shares used in the diluted earnings per share computation was 4,187,000 and 4,184,000 for 2014 and 2013, respectively.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

	Net Sales
	Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(in thousands)
SLPE	$78,177	$77,869	$308	N/M
High Power Group	68,752	65,283	3,469	5%
SL-MTI	37,729	36,223	1,506	4

Net Sales	$184,658	$179,375	$5,283	3%

	Income from Operations
	Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(in thousands)
SLPE	$6,558	$2,487	$4,071	164%
High Power Group (1)	2,206	6,822	(4,616)	(68)
SL-MTI	7,202	6,292	910	14
Unallocated Corporate Expenses	(5,731)	(5,463)	(268)	(5)

Income from Operations	$10,235	$10,138	$97	1%

N/M – Not material.

(1)	Fiscal 2013 includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.

During 2013, consolidated net sales increased by $5,283,000, or 3%, compared to net sales during 2012. When compared to 2012, net sales at SLPE increased by $308,000, or less than 1%; net sales of the High Power Group increased by $3,469,000, or 5%; and net sales at SL-MTI increased by $1,506,000, or 4%.

In 2013, the Company’s income from operations was $10,235,000 compared to $10,138,000 in 2012, representing an increase of $97,000, or 1%. Income from operations was approximately 6% of net sales in 2013 and 2012. During 2013, the Company’s income from operations was negatively impacted by a $5,055,000 non-cash goodwill impairment charge related to the Company’s TEAL reporting unit, which is part of the High Power Group segment. Without this charge, income from operations would have increased by $5,152,000, or 51%. During 2012, the Company’s income from operations was negatively impacted by $790,000 of restructuring costs. All of the Company’s operating segments recorded income from operations in 2013 and 2012.

Income from continuing operations in 2013 was $7,478,000, or $1.79 per diluted share, compared to income from continuing operations in 2012 of $7,539,000, or $1.74 per diluted share. Income from continuing operations was approximately 4% of net sales in 2013 and 2012. During 2013, a $5,055,000 ($3,172,000, net of tax) non-cash goodwill impairment charge had a negative impact of approximately $0.76 per diluted share. During 2012, restructuring costs of $790,000 ($589,000, net of tax) had a negative impact of approximately $0.14 per diluted share. In 2013 and 2012, income from continuing operations benefited from research and development tax credits by approximately $1,051,000 and $512,000, or $0.25 and $0.12 per diluted share, respectively.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $78,177,000 or 42% of consolidated net sales in 2013, compared to $77,869,000, or 44% of consolidated net sales in 2012. At SLPE, net sales of the industrial product line increased by $1,284,000 or 11%, and sales of other products increased by $361,000, or 15%, which was partially offset by a decrease in sales of the data communications product line of $816,000, or 7%, and a decrease in sales of the medical equipment product line of $520,000, or 1%. The increase in sales in the industrial product line was primarily due to increased sales volumes to a large international customer. The decrease in sales of the data communications line was primarily due to no sales in 2013 to a former large domestic customer, coupled with a general decline in domestic distributor and customer sales during 2013. The decrease in sales of the medical equipment product line was primarily due to decreased sales to a large domestic distributor. The decrease in medical equipment sales was partially offset by increased sales to several large domestic and international customers. Returns and distributor credits also negatively affected net sales, which represented approximately 1% and 2% of gross sales in 2013 and 2012, respectively. Domestic sales decreased by 5% and international sales increased by 18% during 2013.

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

High Power Group

The High Power Group reported net sales of $68,752,000 or 37% of consolidated net sales in 2013, compared to $65,283,000, or 36% of consolidated net sales in 2012. The increase in net sales during 2013 was due to an increase in sales at MTE of $5,013,000, or 15%, which was offset by a decrease in sales at TEAL of $1,544,000, or 5%.

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

SL-MTI

SL-MTI recorded net sales of $37,729,000 or 21% of consolidated net sales in 2013, compared to $36,223,000, or 20% of consolidated net sales in 2012. Sales of industrial products increased by $1,863,000, or 81%, and sales to customers in the medical industry increased by $239,000, or 24%, which were partially offset by a decrease in sales to the defense industry of $619,000, or 3%. Sales to customers in the commercial aerospace industry were relatively flat during 2013. Domestic sales increased by 6% while international sales decreased by 8% during 2013. The increase in domestic sales was primarily due to increased downhole exploration sales in the oil and gas market and increased sales volumes to a large customer in the industrial market. The increase in domestic sales was partially offset by a decrease in sales volumes to two large military customers. The decrease in international sales was primarily related to decreased military sales to a large customer located in Australia.

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

Cost of Products Sold

Cost of products sold was approximately 68% and 70% of net sales in 2013 and 2012, respectively. Cost of products sold as a percentage of net sales decreased 2% while net sales increased by 3% during 2013.

SLPE and SL-MTI each recorded an improvement in cost of products sold as a percentage of net sales, while the cost of products sold as a percentage of net sales at the High Power Group was relatively flat during 2013. SLPE’s cost of products sold as a percentage of net sales decreased by approximately 3% during 2013 primarily due to a favorable sales mix, a favorable product mix partially due to the introduction of new products into the market, a decrease in labor costs associated with the implementation of a prior year restructuring plan, and a decrease in inventory reserve charges incurred during 2013 compared to 2012. SLPE’s cost of products sold as a percentage of net sales also decreased due to the recording of additional social taxes in China in 2012, while the recording of additional social taxes were not required in 2013. The decrease in SLPE’s cost of products sold as a percentage of net sales was partially offset by $568,000 of additional costs incurred due to a work stoppage in China during March 2013. Cost of products sold as a percentage of net sales at the High Power Group was relatively flat during 2013 due to a 2% decrease at MTE, which was offset by a 4% increase at TEAL. The decrease in cost of products sold as a percentage of net sales at MTE was primarily due to improved product mix and a decrease in commodity costs, primarily for copper and steel. The decrease at MTE was also due to a shift in labor to Mexico and increased sales levels, which improved overhead absorption. The increase in cost of products sold as a percentage of net sales at TEAL was primarily due to an unfavorable sales mix and higher labor costs due to additional support needed for new product programs. The increase in cost of products sold as a percentage of net sales at TEAL was partially offset by lower commodity costs, primarily for copper and steel. During 2013, SL-MTI recorded a 3% decrease in its cost of products sold as a percentage of net sales primarily due to a more favorable sales mix, lower commodity costs, and improved lean initiatives implemented at its manufacturing facilities in Matamoros, Mexico and Montevideo, Minnesota. The decrease at SL-MTI was also due to increased costs incurred during 2012 due to the Astromec integration, which was completed during that year. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2013 and 2012, respectively. Engineering and product development expenses increased by $1,322,000, or 13%, during 2013 primarily due to an increase of $788,000 at SL-MTI, and an increase of $584,000 at the High Power Group, which were partially offset by a decrease of $50,000 at SLPE. The increase in engineering and product development costs at SL-MTI was primarily due to a decrease in customer funding received for prototype projects during 2013. The increase in engineering and product development costs at the High Power Group was due to increases at MTE and TEAL. The increase at MTE was primarily due to an increase in engineering staff and an increase in new product development costs. The increase in engineering and product development costs at TEAL was due to increased new product development costs, which was partially offset by a decrease in consulting fees. The decrease in engineering and product development costs at SLPE was primarily due to a decrease in consulting fees and product development costs, which were partially offset by an increase in compensation costs as a result of an increase in engineering staff during 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 16% of net sales for 2013 and 17% of net sales for 2012. During 2013, selling, general and administrative expenses decreased by $484,000, or 2%, while sales increased by 3%.

Selling, general and administrative expenses at SLPE decreased by $727,000 in 2013 primarily due to costs incurred for consulting and legal fees in 2012 in connection with the China Investigation, which were partially offset by $107,000 of additional costs incurred due to a work stoppage in China during March 2013. Selling, general and administrative expenses at SL-MTI decreased by $221,000 primarily due to direct acquisition costs incurred in 2012 related to the Astromec acquisition, which were partially offset by increased consulting fees and an increase of approximately $100,000 related to an environmental accrual due to a regulatory change. The High Power Group recorded an increase in selling, general and administrative expenses of $196,000 primarily due to a $448,000 increase at MTE, which was partially offset by a $252,000 decrease at TEAL. The increase at MTE was due to an increase in salaries as the result of an increase in staffing in 2013, and increased other employee compensation costs related to commissions on higher sales volumes. The increase was partially offset by the absence of litigation costs at MTE, which were incurred in 2012. The decrease in selling, general and administrative expenses at TEAL was due to a decrease in compensation costs. Unallocated Corporate Expenses increased by $268,000, or 5%, primarily due to the cost of the Delaware state franchise tax, expenses related to executive recruiting, and a management service fee (see Note 25 – Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for details on the management service fee). The increase was partially offset by a decrease in stock compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2013 were $2,010,000, a decrease of $286,000, or 12%, compared to depreciation and amortization expenses in 2012. Depreciation and amortization expenses were approximately 1% of net sales in 2013 and 2012.

Restructuring Costs

Restructuring costs were $790,000 in 2012 and consisted of severance costs and other employee related charges. During 2012, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE and TEAL, which is part of the High Power Group. No restructuring costs were incurred during 2013.

Goodwill Impairment

Goodwill impairment expense in 2013 was $5,055,000, or 3% of net sales, without a comparable charge in 2012. The 2013 expense is detailed in the “Goodwill” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 – Goodwill and Intangibles in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

Interest Income and Interest Expense

In 2013, interest income was $12,000 compared to $5,000 in 2012. Interest expense in 2013 was $61,000 compared to $23,000 in 2012. The increase in interest expense in 2013 was primarily due to increased borrowings under the 2012 Credit Facility during 2013 compared to borrowings under the 2012 Credit Facility and 2008 Credit Facility during 2012. The Company had an outstanding balance of $1,000,000 as of December 31, 2013, under the 2012 Credit Facility. The Company had no outstanding balance as of December 31, 2012, under the 2012 Credit Facility.

Other gain, net

Other gain, net in 2013 was a net loss of $78,000 compared to a net gain of $243,000 in 2012. Other gain, net in 2013 includes a $90,000 loss on foreign currency forward contracts, which was partially offset by $12,000 of dividend income received from investments in available-for-sale securities. Other gain, net in 2012 includes a $243,000 gain on foreign currency forward contracts.

During 2012 and 2013, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market at year end.

Taxes (Continuing Operations)

The effective tax rate was approximately 25% in 2013 compared to 26% in 2012, respectively. During 2013, the effective tax rate was positively impacted by the recording of a research and development tax benefit of $1,051,000, of which $431,000 was related to the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012. These credits were not available to the Company in 2012.

Discontinued Operations

Income from discontinued operations was $762,000, net of tax, in 2013 as compared to $238,000, net of tax, in 2012. Income from discontinued operations during 2013 and 2012 relates to the net earnings of the Company’s RFL business, which is classified as discontinued operations (see Note 4 – Discontinued Operations for further information). The earnings associated with RFL during 2013 and 2012 were partially offset by environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 16 – Commitments and Contingencies for further information concerning the environmental sites).

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 1992 Framework”). On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (“COSO 2013 Framework”). Both frameworks provide principles-based guidance for designing and implementing effective internal controls. As of December 31, 2014, the Company continues to utilize the COSO 1992 Framework. The Company has started the process to implement the COSO 2013 Framework and plans to complete implementation of the COSO 2013 Framework in 2015. Based on this evaluation under the COSO 1992 Framework, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2014 and concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, and the Code of Ethics, as set forth below, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics (the “Code of Ethics”) that applies to all of its directors, officers and employees. The Code of Ethics is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics. The Code of Ethics is available on the Investor Relations section of the Company’s website (www.slindustries.com) under the tab “Corporate Governance”. The Code of Ethics may also be requested in print, without charge, by writing to: Louis J. Belardi, Secretary, SL Industries, Inc., 520 Fellowship Road, Suite A-114, Mount Laurel, New Jersey 08054. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Investor Relations section of the Company’s website (www.slindustries.com) under the tab “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the Equity Compensation Plan Information set forth below, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders.

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

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 are submitted herewith:

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

SL INDUSTRIES, INC.
(Company)

By	/s/ William T. Fejes	Date:	March 17, 2015
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

By	/s/ Glen M. Kassan	Date:	March 17, 2015
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date:	March 17, 2015
William T. Fejes – President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Louis J. Belardi	Date:	March 17, 2015
Louis J. Belardi – Chief Financial Officer,
Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ Warren G. Lichtenstein	Date:	March 17, 2015
Warren G. Lichtenstein – Director

By	/s/ Avrum Gray	Date:	March 17, 2015
Avrum Gray - Director

By	/s/ James A. Risher	Date:	March 17, 2015
James A. Risher - Director

By	/s/ Mark E. Schwarz	Date:	March 17, 2015
Mark E. Schwarz - Director

EXHIBIT INDEX

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description

2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

2.4	Agreement and Plan of Merger, dated June 3, 2013, by and between SL Industries, Inc., a New Jersey corporation, and SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

2.5	Stock Purchase Agreement, dated as of November 17, 2014, by and among SL Delaware Holdings, Inc., SL Industries, Inc., and Hubbell Power Systems. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2014.

3.1	Amended and Restated Certificate of Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

3.2	By-Laws of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

4.1	Form of Common Stock Certificate Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

10.1+	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2+	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.3	Amended And Restated Revolving Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, TEAL Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLW Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2008.

10.4	First Amendment and Waiver Under Credit Agreement dated as of October 23, 2008, among Bank of America, N.A., as Agent, various financial institutions party hereto from time to time, as Lenders, SL Industries, Inc., as the parent borrower and, SL Delaware, Inc., SL Delaware Holdings, Inc., MTE Corporation, RFL Electronics Inc., SL Montevideo Technology, Inc., Cedar Corporation, TEAL Electronics Corporation, MEX Holdings LLC, SL Power Electronics Corporation, SLGC Holdings, Inc., SLS Holdings, Inc., SL Auburn, Inc., and SL Surface Technologies, Inc. as subsidiary borrowers. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2009.

10.5+	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.6+	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.7+	Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.8+	Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.9+	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.10+	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.11	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 19, 2010, as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.

10.12	Third Amendment to Credit Agreement, dated March 28, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.13	Fourth Amendment to Credit Agreement, dated July 20, 2011, by and among the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto, further amending that certain Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011.

10.14+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, entered into during the second fiscal quarter of 2011. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.15+	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2011.

10.16+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 17, 2012. Form of Restricted Stock Unit Grant Letter and Agreement incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.17+	Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.18	Fifth Amendment to Credit Agreement, dated May 29, 2012, by and among the Company, Bank of America, N.A. as administrative agent and lender, and a syndicate of other lenders party thereto, further amending the Amended and Restated Revolving Credit Agreement entered into as of October 23, 2008 among the Company, subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012.

10.19	Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.20	Amendment to Credit Agreement, dated March 11, 2013, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013.

10.21+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 5, 2013. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.22+	Form of 2013 Restricted Shares Agreement, dated May 9, 2013, between the Company and each director of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10.23	Second Amendment and Joinder to Credit Agreement and to Security Agreement, dated June 20, 2013, by and among the Company, subsidiaries of the Company, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, subsidiaries of the Company, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

10.24+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 27, 2014. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.25+	Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.26+	Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.27+	Form of 2014 Restricted Shares Agreement, dated May 12, 2014, between the Company and each director of the Company. Form of Restricted Shares Agreement incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014.

10.28+	2008 Incentive Stock Plan, as amended. Incorporate by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014.

10.29	Third Amendment and Joinder to Credit Agreement and to Security Agreement, dated September 15, 2014, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, further amending the Credit Agreement and the Security Agreement entered into as of August 9, 2012, by and among the Company, the subsidiaries of the Company, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the fiscal quarter ended September 30, 2014.

10.30+	Form of Indemnification Agreement for directors and officers of SL Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2014.

21**	Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract, or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SL Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SL Industries, Inc.

We have audited the accompanying consolidated balance sheets of SL Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 17, 2015

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,950,000	$7,163,000
Receivables, net	33,966,000	30,765,000
Inventories, net	23,597,000	22,963,000
Other current assets	4,751,000	7,168,000
Deferred income taxes, net	6,105,000	2,804,000

Total current assets	100,369,000	70,863,000

Property, plant and equipment, net	8,070,000	10,790,000
Deferred income taxes, net	5,496,000	10,239,000
Goodwill	13,072,000	17,666,000
Other intangible assets, net	3,788,000	2,346,000
Other assets and deferred charges, net	981,000	1,430,000

Total assets	$131,776,000	$113,334,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$1,048,000
Accounts payable	19,285,000	17,112,000
Accrued income taxes	3,618,000	20,000
Accrued liabilities:
Payroll and related costs	4,880,000	5,373,000
Other	16,466,000	10,259,000

Total current liabilities	44,249,000	33,812,000

Long-term debt, less current maturities	—	187,000
Deferred compensation and supplemental retirement benefits	1,427,000	1,695,000
Other long-term liabilities	8,779,000	18,465,000

Total liabilities	54,455,000	54,159,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,747,000	22,153,000
Retained earnings	79,415,000	60,520,000
Accumulated other comprehensive (loss) gain, net of tax	(638,000)	822,000
Treasury stock at cost, 2,512,000 and 2,530,000 shares, respectively	(25,534,000)	(25,651,000)

Total shareholders’ equity	77,321,000	59,175,000

Total liabilities and shareholders’ equity	$131,776,000	$113,334,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012

Net sales	$204,417,000	$184,658,000	$179,375,000
Cost and expenses:
Cost of products sold	138,794,000	126,432,000	126,063,000
Engineering and product development	11,041,000	11,340,000	10,018,000
Selling, general and administrative	32,337,000	29,586,000	30,070,000
Depreciation and amortization	2,220,000	2,010,000	2,296,000
Restructuring charges	463,000	—	790,000
Goodwill impairment	—	5,055,000	—

Total cost and expenses	184,855,000	174,423,000	169,237,000

Income from operations	19,562,000	10,235,000	10,138,000
Other income (expense):
Amortization of deferred financing costs	(94,000)	(83,000)	(138,000)
Interest income	13,000	12,000	5,000
Interest expense	(27,000)	(61,000)	(23,000)
Other gain (loss), net	1,769,000	(78,000)	243,000

Income from continuing operations before income taxes	21,223,000	10,025,000	10,225,000
Income tax provision	7,043,000	2,547,000	2,686,000

Income from continuing operations	14,180,000	7,478,000	7,539,000
Income from discontinued operations, net of tax	4,715,000	762,000	238,000

Net income	$18,895,000	$8,240,000	$7,777,000

Basic net income per common share
Income from continuing operations	$3.43	$1.81	$1.74
Income from discontinued operations, net of tax	1.14	0.18	0.06

Net income	$4.57	$1.99	$1.80

Diluted net income per common share
Income from continuing operations	$3.39	$1.79	$1.74
Income from discontinued operations, net of tax	1.12	0.18	0.06

Net income	$4.51	$1.97	$1.80

Shares used in computing basic net income per common share	4,139,000	4,138,000	4,313,000
Shares used in computing diluted net income per common share	4,187,000	4,184,000	4,330,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
Net income	$18,895,000	$8,240,000	$7,777,000
Other comprehensive income, net of tax:
Foreign currency translation	(366,000)	180,000	(103,000)
Net unrealized gain on available-for-sale securities	—	1,094,000	—
Net unrealized gain reclassified into income on sale of available-for-sale securities	(1,094,000)	—	—

Comprehensive income	$17,435,000	$9,514,000	$7,674,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Common Stock				Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Issued		Held In Treasury
	Shares	Amount	Shares	Amount
Balance December 31, 2011	6,963,000	$1,393,000	(2,395,000)	$(22,014,000)	$25,002,000	$52,825,000	$(349,000)	$56,857,000
Net income						7,777,000		7,777,000
Foreign currency translation							(103,000)	(103,000)
Other, including exercise of employee stock options, awards released and related income tax benefits			18,000	177,000	(64,000)			113,000
Stock-based compensation					842,000			842,000
Repurchase and retirement of common stock	(307,000)	(62,000)			(4,202,000)			(4,264,000)
Treasury stock purchased			(140,000)	(2,468,000)				(2,468,000)
Dividends declared						(8,322,000)		(8,322,000)

Balance December 31, 2012	6,656,000	$1,331,000	(2,517,000)	$(24,305,000)	$21,578,000	$52,280,000	$(452,000)	$50,432,000

Net income						8,240,000		8,240,000
Foreign currency translation							180,000	180,000
Net unrealized gain on available-for-sale securities, net of tax							1,094,000	1,094,000
Other, including exercise of employee stock options, awards released and related income tax benefits			74,000	733,000	30,000			763,000
Stock-based compensation					545,000			545,000
Treasury stock purchased			(87,000)	(2,079,000)				(2,079,000)

Balance December 31, 2013	6,656,000	$1,331,000	(2,530,000)	$(25,651,000)	$22,153,000	$60,520,000	$822,000	$59,175,000

Net income						18,895,000		18,895,000
Foreign currency translation							(366,000)	(366,000)
Net unrealized gain reclassified into income on sale of available-for-sale securities, net of tax							(1,094,000)	(1,094,000)
Other, including exercise of employee stock options, awards released and related income tax benefits			22,000	223,000	(174,000)			49,000
Stock-based compensation					768,000			768,000
Treasury stock purchased			(4,000)	(106,000)				(106,000)

Balance December 31, 2014	6,656,000	$1,331,000	(2,512,000)	$(25,534,000)	$22,747,000	$79,415,000	$(638,000)	$77,321,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$18,895,000	$8,240,000	$7,777,000
Adjustment for income from discontinued operations	(4,715,000)	(762,000)	(238,000)

Income from continuing operations	14,180,000	7,478,000	7,539,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,549,000	1,462,000	1,431,000
Amortization	671,000	548,000	865,000
Amortization of deferred financing costs	94,000	83,000	138,000
Stock-based compensation	768,000	545,000	842,000
Excess tax benefit on stock compensation	—	(132,000)	(33,000)
Loss (gain) on foreign exchange contracts	825,000	90,000	(243,000)
Provisions for losses on accounts receivable	29,000	46,000	20,000
Deferred compensation and supplemental retirement benefits	327,000	313,000	399,000
Deferred compensation and supplemental retirement benefit payments	(440,000)	(503,000)	(480,000)
Deferred income taxes	1,615,000	153,000	191,000
(Gain) on sale of available-for-sale securities	(1,691,000)	—	—
(Gain) loss on sales of property, plant and equipment	(1,127,000)	—	24,000
Goodwill impairment	—	5,055,000	—
Changes in operating assets and liabilities:
Accounts receivable	(5,129,000)	(1,028,000)	1,091,000
Inventories	(388,000)	(725,000)	847,000
Other assets	963,000	(1,729,000)	112,000
Accounts payable	2,130,000	(1,860,000)	1,882,000
Other accrued liabilities	1,321,000	3,368,000	1,400,000
Accrued income taxes	4,152,000	494,000	165,000

Net cash provided by operating activities from continuing operations	19,849,000	13,658,000	16,190,000
Net cash (used in) operating activities from discontinued operations	(9,920,000)	(3,959,000)	(662,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,929,000	9,699,000	15,528,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,850,000)	(2,434,000)	(1,553,000)
Proceeds from sale of property, plant and equipment	1,657,000	—	—
Acquisition of a business, net of cash acquired	(3,973,000)	—	(756,000)
Purchases of available-for-sale securities	—	(2,362,000)	—
Proceeds from sale of available-for-sale securities	4,054,000	—	—
Purchases of other assets	(379,000)	(320,000)	(215,000)

Net cash (used in) investing activities from continuing operations	(1,491,000)	(5,116,000)	(2,524,000)
Net cash provided by (used in) investing activities from discontinued operations	17,783,000	(416,000)	(170,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,292,000	(5,532,000)	(2,694,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	—	25,490,000	2,850,000
Payments of Senior Revolving Credit Facility	(1,000,000)	(24,490,000)	(2,850,000)
Proceeds from Revolving Credit Facility	—	—	4,100,000
Payments of Revolving Credit Facility	—	—	(4,100,000)
Payments of deferred financing costs	(45,000)	(42,000)	(340,000)
Repurchase and retirement of common stock	—	—	(4,264,000)
Treasury stock purchases	(106,000)	(2,079,000)	(2,468,000)
Proceeds from stock options exercised	—	743,000	80,000
Excess tax benefit on stock compensation	—	132,000	33,000
Dividends paid	—	—	(8,322,000)

Net cash (used in) financing activities from continuing operations	(1,151,000)	(246,000)	(15,281,000)
Net cash (used in) financing activities from discontinued operations	(235,000)	—	—

NET CASH (USED IN) FINANCING ACTIVITIES	(1,386,000)	(246,000)	(15,281,000)

Effect of exchange rate changes on cash	(48,000)	46,000	11,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,787,000	3,967,000	(2,436,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,163,000	3,196,000	5,632,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,950,000	$7,163,000	$3,196,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Background: SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and power quality electromagnetic equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”) and, to a lesser extent, to commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 23. The Company’s discontinued operations are described and defined in Note 4.

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

On November 17, 2014, SL Delaware Holdings, Inc. (“SL Delaware Holdings”), a wholly-owned subsidiary of the Company, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Hubbell Power Systems, Inc. (“Hubbell”), a subsidiary of Hubbell Incorporated, pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL Electronics Inc. (“RFL”). The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the accompanying consolidated statements of income for 2013 and 2012, the consolidated statements of cash flows for 2013 and 2012, and the amounts in these notes to the consolidated financial statements related to 2013 and 2012 have been recast to reflect the presentation of the results of operations and cash flows of the formerly owned RFL businesses as discontinued operations. Refer to Note 4, “Discontinued Operations”, for additional information regarding this transaction.

Basis Of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use Of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas that require the use of management estimates relate to product warranty costs, accrued liabilities related to litigation, allowance for doubtful accounts, allowance for inventory obsolescence and environmental costs, the valuation of acquisitions and long-lived assets, and income taxes, including estimates for certain tax liabilities and the determination of recoverability of certain of the deferred tax assets.

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2014 and December 31, 2013, cash and cash equivalents held in the United States are held principally at one financial institution.

Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $281,000 and $581,000 as of December 31, 2014 and December 31, 2013, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

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

The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2014.

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

Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” The net unamortized deferred financing costs at December 31, 2014 and December 31, 2013 were $177,000 and $227,000, respectively. The financing cost amortization expense was $94,000, $83,000, and $138,000, for 2014, 2013, and 2012, respectively.

Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2014, 2013 and 2012, product warranty costs from continuing operations were $818,000, $757,000 and $524,000, respectively.

Advertising Costs: Advertising costs are expensed as incurred. For 2014, 2013 and 2012, advertising costs from continuing operations were $349,000, $258,000 and $271,000, respectively.

Research And Development Costs: Research and development costs are expensed as incurred. For 2014, 2013 and 2012, research and development costs from continuing operations were $4,054,000, $4,215,000 and $2,992,000, respectively.

Other Gain (Loss), net: Other gain (loss), net in 2014 was a net gain of $1,769,000 compared to net loss of $78,000 in 2013 and a net gain of $243,000 in 2012. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities, a $892,000 gain on the sale of the Company’s former manufacturing facility located in Xianghe, China, and $11,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $825,000 unrealized loss on foreign currency forward contracts. Other gain (loss), net in 2013 included a $90,000 unrealized loss on foreign currency forward contracts, which was partially offset by $12,000 of dividend income received from investments in available-for-sale securities. Other gain (loss), net in 2012 included a $243,000 unrealized gain on foreign currency forward contracts.

Since 2012, the Company has entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The loss recognized in 2014 and 2013 and the gain recognized in 2012 represents the change in fair value of foreign currency forward contracts that are marked to market (see Note 19 for additional information).

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

Note 2. Income Per Share

The Company has presented net income per common share pursuant to ASC 260 “Earnings Per Share.” Basic net income per common share is computed by dividing reported net income available to common shareholders by the weighted-average number of shares outstanding for the period.

Diluted net income per common share is computed by dividing reported net income available to common shareholders by the weighted-average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

There were no anti-dilutive options for the years ended December 31, 2014 and December 31, 2013. For the year ended December 31, 2012, 6,000 stock options were excluded from the dilutive computation as the assumed shares repurchased under the treasury method would have been anti-dilutive.

The table below sets forth the computation of basic and diluted net income per share:

	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except per share amounts)

Net income available to common shareholders:
Basic net income available to common shareholders from continuing operations	$14,180	$7,478	$7,539
Basic net income available to common shareholders from discontinued operations	$4,715	$762	$238

Diluted net income available to common shareholders from continuing operations	$14,180	$7,478	$7,539
Diluted net income available to common shareholders from discontinued operations	$4,715	$762	$238

Shares:
Basic weighted average number of common shares outstanding	4,139	4,138	4,313
Common shares assumed upon exercise of stock options	48	46	17

Diluted weighted average number of common shares outstanding	4,187	4,184	4,330

Basic net income per common share:
Income from continuing operations	$3.43	$1.81	$1.74
Income from discontinued operations (net of tax)	1.14	0.18	0.06

Net income	$4.57	$1.99	$1.80

Diluted net income per common share:
Income from continuing operations	$3.39	$1.79	$1.74
Income from discontinued operations (net of tax)	1.12	0.18	0.06

Net income	$4.51	$1.97	$1.80

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

Recently Issued Accounting Pronouncements And Other Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity,” which amends the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. Early application is not permitted. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements. The Company’s management has not yet determined the method by which it will adopt the standard in 2017.

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force),” which clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments require that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16 is effective for fiscal periods beginning after December 15, 2015. Earlier adoption is permitted. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force),” which gives acquired companies the option to apply pushdown accounting to its separate financial statements upon a change-in-control event. ASU 2014-15 is effective on November 18, 2014. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 4. Discontinued Operations

The results of total income from discontinued operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 were as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Income (loss) from discontinued operations before income taxes:
Divested operations - RFL	$8,215	$2,852	$2,797
Environmental costs	(896)	(1,620)	(2,151)

Total income from discontinued operations before income taxes	$7,319	$1,232	$646

Income (loss) from discontinued operations, net of tax:
Divested operations - RFL	$5,338	$1,854	$1,818
Environmental costs	(623)	(1,092)	(1,580)

Total income from discontinued operations, net of tax	$4,715	$762	$238

The loss from discontinued operations due to environmental costs in 2014, 2013, and 2012 is related to remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 16 – Commitments and Contingencies for further information concerning the environmental sites).

On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. A portion of the cash consideration ($2,000,000, subject to adjustment after nine months), is being held in escrow to secure the indemnification obligations of SL Delaware Holdings. As a result, the Company recognized a pre-tax gain of $6,650,000 ($4,322,000 net of tax).

The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the consolidated statements of income for 2013 and 2012 and the consolidated statements of cash flows for 2013 and 2012 have been recast to reflect the formerly owned RFL businesses as discontinued operations.

The results of the discontinued operations for RFL for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 were as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Net sales	$17,093	$20,030	$21,202
Costs and expenses
Cost of products sold	8,287	9,405	10,479
Engineering and product development	1,829	1,714	1,728
Selling, general and administrative	5,027	5,839	5,750
Depreciation and amortization	352	396	415
Restructuring charges		—	67

Total cost and expenses	15,495	17,354	18,439

Income from operations	1,598	2,676	2,763
Other income (expense):
Interest expense	(33)	(26)	(25)
Other gain (loss), net	—	202	59
Gain on disposal	6,650	—	—

Income from discontinued operations before income taxes	8,215	2,852	2,797
Income tax provision	2,877	998	979

Income from discontinued operations, net of tax	$5,338	$1,854	$1,818

In the Consolidated Statements of Cash Flows, environmental costs and the financial results of the RFL segment were included in net cash (used in) operating activities from discontinued operations, net cash provided by (used in) investing activities from discontinued operations, and net cash (used in) financing activities from discontinued operations.

Note 5. Receivables

Receivables consist of the following:

	December 31,
	2014	2013
	(in thousands)
Trade receivables	$34,025	$30,766
Less: allowance for doubtful accounts	(281)	(581)

Trade receivables, net	33,744	30,185
Recoverable income taxes	81	344
Other	141	236

Receivables, net	$33,966	$30,765

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

Note 7. Inventories

Inventories consist of the following:

	December 31,
	2014	2013
	(in thousands)
Raw materials	$16,865	$16,198
Work in process	4,584	4,842
Finished goods	4,232	4,124

Gross inventory	25,681	25,164
Less: allowances	(2,084)	(2,201)

Inventories, net	$23,597	$22,963

The above includes certain inventories that are valued using the LIFO method, which aggregated $8,722,000 and $5,789,000 as of December 31, 2014 and December 31, 2013, respectively. The excess of FIFO cost over LIFO cost as of December 31, 2014 and December 31, 2013 was approximately $160,000 and $495,000, respectively.

Note 8. Property, Plant And Equipment

Property, plant and equipment consist of the following:

	December 31,
	2014	2013
	(in thousands)
Land	$216	$1,146
Buildings and leasehold improvements	6,604	9,448
Equipment and other property	25,148	28,022

	31,968	38,616
Less: accumulated depreciation	(23,898)	(27,826)

Property, plant and equipment, net	$8,070	$10,790

Depreciation expense on property, plant and equipment was $1,549,000, $1,462,000, and $1,431,000 for 2014, 2013 and 2012, respectively.

Property, plant, and equipment under capital leases had a gross value of $239,000 as of December 31, 2013. The capital lease was acquired in December 2013 by RFL and is included in equipment and other property. During 2014, the leased equipment was purchased prior to the divestiture of RFL.

Note 9. Goodwill And Intangible Assets

Acquisitions in Fiscal 2014

On July 25, 2014, the Company acquired certain assets and assumed certain liabilities of Dynetic Systems, Inc. (“Dynetic”), pursuant to an Asset Purchase Agreement for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000 (the “Dynetic Acquisition”). The Asset Purchase Agreement also includes a possible earn-out, initially estimated at $310,000, which is comprised of annual payments based on sales of Dynetic products and sales to Dynetic customers over the period immediately following the date of the Dynetic Acquisition through December 31, 2017. Dynetic designed, developed and manufactured precision quality, instrument grade motion control products, and provided custom motor and motion control solutions to the aerospace, defense, medical, commercial and industrial markets. In connection with the Dynetic Acquisition, SL Montevideo Technology, Inc. (“SL-MTI”) recorded $266,000 of non-cash inventory step-up amortization due to purchase accounting and direct acquisition costs of approximately $146,000 during 2014. The non-cash inventory step-up amortization was recorded within cost of products sold and direct acquisition costs were recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS LLC (“SLMTI DS”), a new formed subsidiary of SL-MTI, holds the assets acquired in the Dynetic Acquisition.

At December 31, 2014, the financial statements reflect the final purchase price based on estimated fair values at the date of acquisition. The acquisition resulted in intangible assets of $1,861,000 and goodwill of $653,000, which are deductible for tax purposes. Included in intangibles is a customer list valued at $1,510,000 with an estimated useful life of 10 years, developed technology valued at $280,000 with an estimated useful life of 6 years, a trademark valued at $60,000 with an estimated useful life of 2 years, and a non-competition agreement valued at $11,000 with an estimated useful life of 5 years. The total weighted-average amortization period of Dynetic intangible assets, excluding goodwill, is approximately 9 years.

As of December 31, 2014, the total liability for the estimated earn-out was $288,000. During 2014, there were no payments related to the earn-out. The Dynetic results from the date of acquisition through December 31, 2014 are included in the SL-MTI segment.

Acquisitions in Fiscal 2012

On February 27, 2012, the Company purchased certain assets of Pro-Dex Astromec, Inc. (“Astromec”), a subsidiary of Pro-Dex Inc. (“Pro-Dex”), for approximately $1,050,000, which includes the assumption of liabilities for an estimated earn-out of $294,000. The total liability for the earn-out as of December 31, 2014 and December 31, 2013 was $32,000 and $116,000, respectively. During 2014 and 2013, $112,000 and $148,000 were paid related to the earn-out, respectively. The results from the date of acquisition through December 31, 2014 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		December 31, 2014			December 31, 2013
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 10	$5,378	$3,858	$1,520	$3,868	$3,436	$432
Patents (2)	5 to 20	1,501	1,223	278	1,302	1,212	90
Developed technology (1)	5 to 6	1,980	1,719	261	1,700	1,700	—
Licensing fees (3)	5 to 10	—	—	—	550	398	152
Trademarks (1)	2	60	13	47	—	—	—
Non-compete agreements (1)	5	11	1	10	—	—	—

Total amortized finite-lived intangible assets		8,930	6,814	2,116	7,420	6,746	674

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$10,602	$6,814	$3,788	$9,092	$6,746	$2,346

(1)	On July 25, 2014, the Company purchased certain assets of Dynetic. Included in the purchase price allocation is a customer list valued at $1,510,000 with an estimated useful life of 10 years, developed technology valued at $280,000 with an estimated useful life of 6 years, a trademark valued at $60,000 with an estimated useful life of 2 years, and a non-competition agreement valued at $11,000 with an estimated useful life of 5 years.
(2)	During 2014, MTE Corporation (“MTE”), which is part of the High Power Group segment, purchased a patent from a third party. The value of the asset is $160,000 and the estimated useful life of the asset is 14 years. During 2014, MTE also capitalized $39,000 of legal fees related to a new patent application. The estimated useful life of the asset is 20 years.
(3)	On November 17, 2014, the Company sold all of the issued and outstanding capital stock of RFL, which included a licensing fee.

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

There were no impairment charges related to goodwill recorded during 2014 and 2012. There were no impairment charges related to indefinite-lived intangible assets recorded during 2014, 2013, and 2012. In 2013, the Company’s annual impairment test resulted in our assessment that the carrying value of the TEAL Electronics Corp (“TEAL”) reporting unit exceeded its fair value. As a result of the Company’s annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in our High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit.

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

As of December 31, 2013, the total fair values for each of the remaining reporting units in all of the Company’s segments exceeded their total carrying values by 168% or greater. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2015	$282
2016	$266
2017	$223
2018	$218
2019	$217

Total amortization expense, excluding the amortization of deferred financing costs, for 2014, 2013 and 2012 was $671,000, $548,000 and $865,000, respectively. Amortization expense related to intangible assets for 2014, 2013 and 2012 was $466,000, $384,000 and $706,000, respectively. Amortization expense related to software for 2014, 2013 and 2012 was $205,000, $164,000 and $159,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance December 31, 2013	Acquisitions	Discontinued Operations	Foreign Exchange	Balance December 31, 2014
	(in thousands)
SL Power Electronics Corp.	$4,228	$—	$—	$2	$4,230
High Power Group:
MTE Corporation	8,189	—	—	—	8,189
TEAL Electronics Corp.	—	—	—	—	—
SL-MTI	—	653	—	—	653
RFL Electronics Inc. (1)	5,249	—	(5,249)	—	—

Goodwill	$17,666	$653	$(5,249)	$2	$13,072

The following table reflects the components of goodwill as of December 31, 2014, and December 31, 2013:

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
	(in thousands)
SL Power Electronics Corp.	$4,230	$—	$4,230	$4,228	$—	$4,228
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
SL-MTI	653	—	653	—	—	—
RFL Electronics Inc. (1)	—	—	—	5,249	—	5,249

Goodwill	$18,127	$5,055	$13,072	$22,721	$5,055	$17,666

(1)	On November 17, 2014, SL Delaware Holdings., a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations for the periods presented have been recast to reflect the formerly owned RFL businesses as discontinued operations.

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

As of December 31, 2014, the Company had no available-for-sale securities. Available-for-sale securities consist of the following as of December 31, 2013:

	December 31, 2013
	(in thousands)
	Cost	Gains in Accumulated Other Comprehensive Income	Estimated Fair Value
Common stock	$2,362	$1,739	$4,101

During the first six months of 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,691,000 ($1,063,000 net of tax), for the year ended December 31, 2014. For the purpose of determining gross realized gains, the cost of securities sold was based on the first in, first out (FIFO) method.

No available-for-sale securities were sold during the year ended December 31, 2013. Gross unrealized holding gains on available-for-sale securities for the year ended December 31, 2013 of $1,739,000 ($1,094,000 net of tax), have been included in accumulated other comprehensive income.

Note 11. Income Taxes

Income tax provision (benefit) for the fiscal years 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax provision from continuing operations	$7,043	$2,547	$2,686
Income tax provision from discontinued operations	2,604	470	408

Total income tax provision	$9,647	$3,017	$3,094

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$17,788	$8,980	$8,023
Foreign	3,435	1,045	2,202

Income from continuing operations before income taxes	$21,223	$10,025	$10,225

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$5,613	$3,543	$1,685
Foreign	1,105	313	719
State	418	271	(191)
Deferred:
Federal	(104)	(1,510)	554
Foreign	(113)	(20)	89
State	124	(50)	(170)

Income tax provision from continuing operations	$7,043	$2,547	$2,686

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets related to continuing operations:
Deferred compensation	$695	$746
Inventory valuation	693	384
Tax loss carryforward	1,072	1,293
R&D tax credit carryforward	817	1,146
Accrued expenses	538	520
Warranty	437	349
Vacation and bonus expense	985	1,347
Other	1,065	336
Less valuation allowances	(602)	(588)

Deferred tax assets related to continuing operations	5,700	5,533

Deferred tax liabilities related to continuing operations:
Accelerated depreciation and amortization	479	794

Net deferred tax assets related to continuing operations	5,221	4,739

Net deferred tax assets related to discontinued operations	6,380	8,304

Net deferred tax assets	$11,601	$13,043

The Company has not made a provision for U.S. income taxes and foreign withholding taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. As of December 31, 2014 and December 31, 2013, $10,942,000 and $8,772,000 of the undistributed earnings are expected to be permanently reinvested.

As of December 31, 2014 and December 31, 2013 the Company has no foreign tax credit carryforwards.

As of December 31, 2014 and December 31, 2013, the Company’s gross research and development tax credit carryforwards totaled approximately $1,655,000 and $1,762,000, respectively. The decrease in research and development tax credits during 2014 was due to the utilization of the credits and a change in estimate. Of the December 31, 2014 credits, approximately $417,000 can be carried forward for 15 years and expire between 2015 and 2029, while $658,000 will carry over indefinitely.

As of December 31, 2014, the Company has gross federal and state net operating loss carryforward tax benefits of $2,383,000 and $1,320,000, respectively, which expire at various dates from 2015 to 2019. In addition, the Company has a gross foreign net operating loss carryforward tax benefit of $615,000, which does not expire.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $11,601,000 of the net deferred tax assets as of December 31, 2014 will be realized. The Company has an allowance of $1,720,000 (mostly related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.

The following is a reconciliation of income tax expense related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	35%	35%	35%
Tax rate differential on domestic manufacturing deduction benefit	(1)	(3)	(3)
State income taxes, net of federal income tax	2	4	3
Foreign operations	(2)	(1)	(2)
Research and development credits	(1)	(10)	(5)
Other	—	—	(2)

Effective tax rate from continuing operations	33%	25%	26%

For the years ended December 31, 2014 and December 31, 2013, the estimated income tax rate from continuing operations was 33% and 25%, respectively. The increase in the effective tax rate was primarily due to the amount of federal research and development tax credits available in 2014 as compared to 2013 as well as a change in estimate related to the federal and state research and development tax credits which was recognized during the third quarter of 2014. In the first quarter of 2013, the Company recorded a research and development tax benefit for the quarter, plus the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

For the fiscal years ended December 31, 2014 and December 31, 2013, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

The final regulations regarding the deduction and capitalization of expenditures related to tangible property were issued during the third quarter of 2013 by the IRS. The Company has reviewed these regulations and does not intend to early adopt or amend any previously filed returns. The implementation of these regulations did not have a material impact on the Company’s consolidated financial statements for the year ending December 31, 2014.

Unrecognized Tax Positions

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. The Company has been audited by the Internal Revenue Service (the “IRS”) through 2010. State income tax statutes are generally open for periods back to and including the calendar year 2010.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Gross unrecognized tax benefits, beginning of year	$834	$595	$722
Increases in tax positions taken in the current year	310	144	65
Increases in tax positions taken in prior years	—	172	60
Decreases in tax positions taken in prior years	(8)	—	—
Decreases in tax positions related to settlement with tax authorities	—	(34)	(96)
Statute of limitations expired	(271)	(43)	(156)

Gross unrecognized tax benefits, end of year	$865	$834	$595

If recognized, all of the net unrecognized tax benefits at December 31, 2014 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2014 and December 31, 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $81,000 and $100,000, respectively.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $244,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of December 31, 2014, the Company has a liability for unrecognized benefits of $265,000 for federal taxes and $397,000 for state taxes and $203,000 for international taxes.

Note 12. Debt

The Company had no debt as of December 31, 2014. Debt as of December 31, 2013 consisted of the following:

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

On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,141,000, excluding interest. As a result, the total liability under the letter of credit equaled $6,423,000 as of December 31, 2014. The letter of credit expires on May 28, 2015, and is renewed annually.

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

As of December 31, 2014, the Company had no outstanding balance under the 2012 Credit Facility. As of December 31, 2013, the Company had an outstanding balance of $1,000,000 under the 2012 Credit Facility. At December 31, 2014, and December 31, 2013, the Company had total availability under the 2012 Credit Facility of $39,527,000 and $38,526,000, respectively.

Note 13. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	December 31,
	2014	2013
	(in thousands)
Taxes (other than income) and insurance	$879	$769
Commissions	551	645
Litigation and legal fees	91	121
Other professional fees	496	624
Environmental	9,475	4,589
Warranty	1,176	1,145
Deferred revenue	44	54
Acquisition earn-out, current	32	107
Other	3,722	2,205

Accrued liabilities - other	$16,466	$10,259

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

The following is a summary of activity in accrued warranty and service liabilities:

	December 31,
	2014	2013
	(in thousands)
Liability, beginning of year	$1,145	$1,102
Expense for new warranties issued	818	757
Adjustments for discontinued operations (1)	(205)	(5)
Warranty claims paid	(582)	(709)

Liability, end of period	$1,176	$1,145

(1)	On November 17, 2014, SL Delaware Holdings., a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations for the periods presented have been recast to reflect the formerly owned RFL businesses as discontinued operations.

Note 14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Environmental	$7,384	$17,200
Unrecognized tax benefits, interest and penalties	549	934
Long-term incentive plan	558	322
Acquisition earn-out, long-term	288	9

Other long-term liabilities	$8,779	$18,465

Note 15. Retirement Plans And Deferred Compensation

During the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), the High Power Group, including TEAL and MTE Corporation (“MTE”), SL-MTI, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2014, 2013 and 2012 amounted to approximately $551,000, $406,000, and $510,000, respectively. The reduction in costs incurred in 2013 compared to 2012 was primarily due to the Company utilizing funds from forfeitures to reduce the Company’s contribution.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 6% to 12%. The amount charged to expense in connection with these agreements amounted to $327,000, $313,000 and $399,000 for 2014, 2013 and 2012, respectively.

Note 16. Commitments And Contingencies

Leases: The Company is a party to certain operating leases for facilities, equipment and vehicles from third parties, which expire through 2020. During 2013, the Company’s RFL segment was party to a capital lease with a third party for production equipment which was scheduled to expire in 2018. During 2014, the leased equipment was purchased prior to the divestiture of RFL.

The minimum rental commitments for capital leases and operating leases as of December 31, 2014 are as follows:

Operating Leases
(in thousands)
2015	$1,831
2016	1,266
2017	1,198
2018	422
2019	418
Thereafter	428

Total minimum lease payments	$5,563

For 2014, 2013 and 2012, rental expense from continuing operations equaled $1,934,000, $1,955,000 and $2,061,000, respectively.

Letters Of Credit: As of December 31, 2014 and December 31, 2013, the Company was contingently liable for $473,000 and $474,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

As of December 31, 2014 and December 31, 2013, the Company was contingently liable for $6,423,000 and $8,564,000, respectively, under an outstanding letter of credit issued to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2.

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

The Company has completed the final stages of the design phase of the remediation activities for OU-2. The “100% Remediation Design” (the “Final Design”) was finalized in November 2014. The Final Design, was approved by the EPA in January 2015. The Final Design essentially sets the scope of work for the Company’s remediation responsibility related to OU-2 under the terms of the Consent Decree. The Company’s consultants performed a significant amount of work during 2014, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and set in-place the main components of the on-site soil processing batch plant. The Company’s consultants have been providing the EPA with progress reports during the year, prior to submission of the Final Design. The Company expects to incur significant remediation costs in 2015, which have been accrued.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $16,859,000, of which $7,384,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2014. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the first quarter of 2015, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented in the third quarter of 2015. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A Remedial Action Report/Remedial Action Workplan for full scale implementation will be provided to the NJDEP in 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater is scheduled to occur through 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act or (“ISRA”), which applies to New Jersey statutorily defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern. The LSRP completed most of the Site Investigation in January 2015, and the remainder of the investigation is scheduled to be completed by April 2015. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by no later than November 17, 2015. The Company may then be obligated to perform additional investigation or remediation, depending on the outcome of the Site Investigation.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency (“MCPA”). A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change, SL-MTI’s consultants are conducting additional testing to delineate site impacts and update the site conceptual model. A work plan was submitted to MPCA and approved on September 22, 2014. Pending the results of work performed during 2015, additional investigations or remedial actions may be required in the future. Costs related to this site are recorded as a component of continuing operations.

As of December 31, 2014 and December 31, 2013, environmental accruals of $16,859,000 and $21,789,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 13 and 14 for additional information).

Employment Agreements: During 2010, the Company entered into severance agreements with certain key employees that provide for one-time payments in the event the employee is terminated within twelve months of a change-of-control, as defined. These payments equal twelve months of the employee’s base salary as of the termination date, as defined. If a triggering event had taken place in 2014 and if these employees had been terminated during the year, the payments would have aggregated approximately $717,000 under such change-of-control agreements.

Note 17. Foreign Operations

In addition to manufacturing operations in California, Minnesota, and Wisconsin, the Company manufactures substantial quantities of products in premises leased in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, and Xianghe, China. SLPE manufactures most of its products in Mexico and China. TEAL, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

Generally, the Company’s sales are priced and invoiced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican pesos and Chinese yuan. The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. Business operations conducted in Mexico or China incur their respective labor costs and supply expenses in Mexican pesos and Chinese yuan, as the case may be.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 30%, 22% and 20% of net sales from continuing operations for 2014, 2013 and 2012, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso and Chinese yuan versus the U.S. dollar (see Note 19 for additional information).

As a result of a work stoppage at the Company’s Xianghe manufacturing facilities from March 7, 2013 through March 20, 2013, revenues for the quarter ended March 31, 2013 were adversely impacted by approximately $900,000. The Company realized those sales during the second quarter of 2013. Additionally, certain incremental costs were incurred during 2013 related to the work stoppage, including employee, travel, consulting and legal costs of $675,000. No incremental costs were incurred during 2014.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

During the third quarter of 2013, the Company purchased publicly traded equity securities which had been classified as available-for-sale securities. Fair values for these investments were based on closing stock prices from active markets for identical assets and therefore were classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities was included in other current assets in the Company’s Consolidated Balance Sheets at December 31, 2013 (see Note 10 for additional information). During 2014, the Company sold all of its available-for-sale securities.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Liabilities
Derivative financial instruments	$—	$673	$—	$673

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets
Available-for-sale securities	$4,101	$—	$—	$4,101
Derivative financial instruments	—	152	—	152

Total Assets	$4,101	$152	$—	$4,253

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

During 2014, the Company did not have any fair value measurements that used significant unobservable inputs (Level 3). During 2013, in connection with the Company’s annual impairment test, goodwill with a carrying amount of $5,055,000 was written down to its implied fair value of zero. This resulted in a $5,055,000 goodwill impairment charge that was recorded in goodwill impairment expense in the High Power Group segment on the Consolidated Statements of Income. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a combination of a discounted cash flow valuation methodology and comparative market multiples methodology (see Note 9 of the Consolidated Financial Statements).

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

Since 2012, the Company has entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of December 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $673,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2013, the fair value of the foreign currency forward contracts was recorded as a $152,000 asset in other current assets on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of December 31, 2014:

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	18	MXN	124,703
Chinese Yuan (CNH) Forward Contracts	18	CNH	80,950

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the twelve months ended December 31, 2014 , December 31, 2013, and December 31, 2012:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(825)	$(90)	$243

Note 20. Shareholders’ Equity

On November 16, 2010, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 470,000 shares of the Company’s outstanding common stock (the “2010 Repurchase Plan”). Any repurchases pursuant to the 2010 Repurchase Plan would be made in the open market or in negotiated transactions. During 2014, the Company purchased approximately 4,000 shares of Company stock at an average price of $24.68 a share under the 2010 Repurchase Plan. During 2013, the Company purchased approximately 87,000 shares of Company stock at an average price of $23.99 a share under the 2010 Repurchase Plan.

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). The 2014 Repurchase Plan supersedes the 2010 Repurchase Plan. Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. No purchases were made under the 2014 Repurchase Plan during 2014. As of December 31, 2014, 420,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date (see Note 27 for additional information).

Note 21. Stock-Based Compensation

At December 31, 2014, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the total compensation expense (included in selling, general and administrative expense) related to these plans was $768,000, $545,000, and $842,000 ($513,000, $395,000, and $605,000, net of tax), respectively.

During 2011, the shareholders of the Company approved amendments to the previously approved 2008 Incentive Stock Plan (the “2008 Plan”) to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. On May 12, 2014, the shareholders of the Company approved an amendment to the 2008 Plan to increase number of shares of Common Stock subject to the 2008 Plan from 450,000 shares to 500,000 shares. As of December 31, 2014, there were 184,000 options outstanding under the 2008 Plan. As of December 31, 2014, there were 116,000 shares available for grant under the 2008 Plan.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2012 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2012 to December 2014 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2014 (100% of earned RSUs vest at December 31, 2014). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. During 2014, $10,000 was charged to compensation expense. At December 31, 2014, 6,000 RSUs were earned under the 2012 LTIP.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2012 LTIP. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. During the year ended December 31, 2014, $62,000 was charged to compensation expense. As of December 31, 2014, total unamortized compensation expense for this grant was $77,000. As of December 31, 2014, the maximum number of achievable RSUs under the 2013 LTIP was 18,000 RSUs.

During the first quarter of 2014, the Company implemented a Long-Term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2012 LTIP. The weighted-average price for these RSUs was $26.24 per share based on the grant date of March 3, 2014. During the year ended December 31, 2014, $112,000 was charged to compensation expense. As of December 31, 2014, total unamortized compensation expense for this grant was $295,000. As of December 31, 2014, the maximum number of achievable RSUs under the 2014 LTIP was 20,000 RSUs.

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

On May 12, 2014, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $257,000 of stock compensation expense during the year ended December 31, 2014. As of December 31, 2014, total unamortized compensation expense for this grant was $145,000. The weighted-average price of these restricted stock grants was $26.79 per share based on the grant date of May 12, 2014. As of December 31, 2014, no shares were granted under this award.

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

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Year Ended December 31, 2014
Weighted average fair value of grants	$9.00
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	47.62%
Expected life (in years)	3.35
Risk-free interest rate	0.83%

No stock options were granted during fiscal 2013 and 2012.

Stock Options

Option activity under the principal option plans as of December 31, 2014 and changes during the year then ended were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	135	$12.79	4.33	$670
Granted	—	—
Exercised	(52)	14.03
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2013	83	$11.99	3.28	$1,247
Granted	101	26.02
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2014	184	$19.71	3.59	$3,540

Exercisable as of December 31, 2014	83	$11.99	2.28	$2,228

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock. No options were exercised during the year ended December 31, 2014. The total intrinsic value of options exercised for the years ended December 31, 2013 and December 31, 2012, were $642,000 and $161,000, respectively.

As of December 31, 2014, $656,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. No options were exercised during the year ended December 31, 2014. Cash received from option exercises for the year ended December 31, 2013 and December 31, 2012 was $743,000 and $80,000, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $230,000 and $33,000 for the fiscal years ended December 31, 2013 and December 31, 2012. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

Note 22. Cash Flow Information

Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Interest paid	$61	$87	$46
Income taxes paid	$4,734	$3,579	$2,997

For the years ended December 31, 2014 and December 31, 2013, net cash used in operating activities from discontinued operations was $9,920,000, $3,959,000, and $662,000, respectively. In 2014, net cash used in operating activities from discontinued operations was primarily related to a pre-tax gain of $6,650,000 ($4,322,000 net of tax) related to the sale of the Company’s formerly owned RFL segment (see Note 4 for additional information) and $5,902,000 of environmental payments (see Note 16 for additional information). In 2013 and 2012, net cash used in operating activities from discontinued operations was primarily related environmental payments.

For the year ended December 31, 2014, net cash provided by investing activities from discontinued operations was $17,783,000. For the years ended December 31, 2013, and December 31, 2012, net cash used in investing activities from discontinued operations was $416,000 and $170,000, respectively. In 2014, net cash provided by investing activities from discontinued operations was primarily related to $18,000,000 of cash proceeds from the sale of the Company’s formerly owned RFL subsidiary. In 2013 and 2012, net cash used in investing activities from discontinued operations was primarily related to purchases of property, plant and equipment by the Company’s formerly owned RFL segment.

Note 23. Industry Segments

The Company has historically operated under four business segments: SLPE, the High Power Group, SL-MTI and RFL. On November 17, 2014, the Company completed the sale of all the issued and outstanding capital stock of RFL and classified the results of operations of its RFL segment as discontinued operations. As a result, the Company currently operates under three business segments from continuing operations: SLPE, the High Power Group, and SL-MTI. TEAL and MTE are combined into one business segment, which is reported as the High Power Group.

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (TEAL and MTE). TEAL designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2014, 2013 or 2012. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net sales
SLPE	$74,593	$78,177	$77,869
High Power Group	85,332	68,752	65,283
SL-MTI	44,492	37,729	36,223

Net sales	$204,417	$184,658	$179,375

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income from operations
SLPE	$7,217	$6,558	$2,487
High Power Group (1)	12,175	2,206	6,822
SL-MTI	7,170	7,202	6,292
Unallocated Corporate Expenses (2)	(7,000)	(5,731)	(5,463)

Income from operations	19,562	10,235	10,138

Amortization of deferred financing costs	(94)	(83)	(138)
Interest income	13	12	5
Interest expense	(27)	(61)	(23)
Other gain (loss), net	1,769	(78)	243

Income from continuing operations before income taxes	$21,223	$10,025	$10,225

(1)	Fiscal 2013 includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.
(2)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments.

	December 31,
	2014	2013
	(in thousands)
Total assets
SLPE	$34,989	$36,835
High Power Group	33,306	29,506
SL-MTI	22,752	14,601
RFL	—	13,503
Unallocated Corporate Assets	40,729	18,889

Total assets	$131,776	$113,334

	December 31,
	2014	2013
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,530	$4,528
High Power Group	9,839	9,976
SL-MTI	2,491	106
RFL	—	5,402

Goodwill and other intangible assets, net	$16,860	$20,012

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Capital expenditures (1)
SLPE	$1,287	$1,076	$386
High Power Group	700	841	613
SL-MTI	855	513	549
Unallocated Corporate Expenses	8	4	5

Capital expenditures	$2,850	$2,434	$1,553

(1)	Excludes capital expenditures of the formerly owned RFL business.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation and amortization (1)
SLPE	$702	$743	$926
High Power Group	835	761	926
SL-MTI	675	494	431
Unallocated Corporate Expenses	8	12	13

Depreciation and amortization	$2,220	$2,010	$2,296

(1)	Excludes amortization of deferred financing costs. Also excludes depreciation and amortization of the formerly owned RFL business.

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net sales (1)
United States	$143,784	$144,739	$143,733
Foreign	60,633	39,919	35,642

Consolidated net sales	$204,417	$184,658	$179,375

Long-lived assets (2)
United States	$4,214	$7,530	$6,318
Foreign	3,856	3,260	3,275

Consolidated long-lived assets	$8,070	$10,790	$9,593

(1)	Net sales are attributed to countries based on location of customer.
(2)	Includes net tangible assets excluding goodwill and intangibles.

Note 24. Restructuring Costs

Restructuring activity for the period ended December 31, 2014 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2014
	(in thousands)
2014 Plan
Severance and other employee-related charges	$—	$463	$463	$—

No restructuring activity was recognized during the period ended December 31, 2013.

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. As of December 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014.

2012 Restructuring Plan

During the third quarter of 2012, the Company announced to its employees a restructuring plan (“2012 Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily direct labor employees and engineering, selling and administration employees at SLPE and TEAL, which is part of the High Power Group. During the year ended December 31, 2012, there was a consolidated charge to earnings of $790,000, which was comprised of a $732,000 charge at SLPE and a $58,000 charge at TEAL. The charges are composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 55, all of which had been terminated as of December 31, 2012.

Note 25. Related Party Transactions

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

Note 26. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended March 31, 2014 (1)	Three Months Ended June 30, 2014 (1)	Three Months Ended September 30, 2014 (1)	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
	(in thousands, except per share data)

Net sales	$48,746	$51,669	$50,725	$53,277	$204,417
Cost of products sold	$33,214	$34,156	$34,326	$37,098	$138,794
Income from continuing operations before income taxes	$4,171	$7,998	$4,211	$4,843	$21,223
(Loss) income from discontinued operations, net of tax	$(181)	$183	$400	$4,313	$4,715
Net income	$2,527	$5,528	$2,895	$7,945	$18,895
Basic net income per common share	$0.61	$1.34	$0.70	$1.92	$4.57
Diluted net income per common share	$0.61	$1.33	$0.69	$1.89	$4.51

	Three Months Ended March 31, 2013 (1)	Three Months Ended June 30, 2013 (1)	Three Months Ended September 30, 2013 (1)	Three Months Ended December 31, 2013 (1)	Twelve Months Ended December 31, 2013 (1)
	(in thousands, except per share data)

Net sales	$43,781	$45,053	$48,180	$47,644	$184,658
Cost of products sold	$29,783	$30,505	$33,540	$32,604	$126,432
Income from continuing operations before income taxes (2)	$2,996	$2,904	$3,880	$245	$10,025
Income from discontinued operations, net of tax	$374	$18	$218	$152	$762
Net income	$2,766	$2,015	$3,152	$307	$8,240
Basic net income per common share	$0.67	$0.48	$0.76	$0.07	$1.99
Diluted net income per common share	$0.66	$0.48	$0.75	$0.07	$1.97

(1)	On November 17, 2014, SL Delaware Holdings., a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations for the periods presented have been recast to reflect the formerly owned RFL businesses as discontinued operations.
(2)	Includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit, which is part of the High Power Group segment.

Note 27. Subsequent Events

On December 24, 2014, the Board of Directors authorized the 2014 Repurchase Plan, which allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock. The 2014 Repurchase Plan supersedes the 2010 Repurchase Plan. Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. No purchases were made under the 2014 Repurchase Plan during 2014. As of February 27, 2015, the Company purchased approximately 62,000 shares of Company stock at an average price of $38.98 a share under the 2014 Repurchase Plan. As of February 27, 2015, approximately 358,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date.

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI intends to vigorously defend the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. The Company has notified its insurance carriers regarding this claim.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Adjustments for Discontinued Operations	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2014
Allowance for:
Doubtful accounts	$581	$29	$(274)	$(55)	$281

YEAR ENDED DECEMBER 31, 2013
Allowance for:
Doubtful accounts	$591	$46	$(56)	$—	$581

YEAR ENDED DECEMBER 31, 2012
Allowance for:
Doubtful accounts	$603	$20	$(32)	$—	$591

Description	Balance at Beginning of Period	Allowance Recorded on Current Year Losses	Release of Allowance on Losses Expired or Revalued	Adjustments for Discontinued Operations	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2014
Allowance for:
Deferred tax valuation	$2,003	$—	$(283)	$—	$1,720

YEAR ENDED DECEMBER 31, 2013
Allowance for:
Deferred tax valuation	$1,987	$22	$(6)	$—	$2,003

YEAR ENDED DECEMBER 31, 2012
Allowance for:
Deferred tax valuation	$1,926	$64	$(3)	$—	$1,987