Form 10-Q
period 2015-03-31
SL INDUSTRIES INC
filed 2015-05-06
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of April 27, 2015 was 3,934,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,697,000	$31,950,000
Receivables, net	34,932,000	33,966,000
Inventories, net	24,475,000	23,597,000
Other current assets	5,439,000	4,751,000
Deferred income taxes, net	6,537,000	6,105,000

Total current assets	94,080,000	100,369,000

Property, plant and equipment, net	8,028,000	8,070,000
Deferred income taxes, net	5,550,000	5,496,000
Goodwill	13,070,000	13,072,000
Other intangible assets, net	3,743,000	3,788,000
Other assets and deferred charges, net	1,071,000	981,000

Total assets	$125,542,000	$131,776,000

LIABILITIES
Current liabilities:
Accounts payable	17,242,000	19,285,000
Accrued income taxes	1,389,000	3,618,000
Accrued liabilities:
Payroll and related costs	4,489,000	4,880,000
Other	16,063,000	16,466,000

Total current liabilities	39,183,000	44,249,000

Deferred compensation and supplemental retirement benefits	1,435,000	1,427,000
Other long-term liabilities	8,400,000	8,779,000

Total liabilities	49,018,000	54,455,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,656,000 and 6,656,000 shares, respectively	1,331,000	1,331,000
Capital in excess of par value	22,984,000	22,747,000
Retained earnings	81,961,000	79,415,000
Accumulated other comprehensive (loss), net of tax	(770,000)	(638,000)
Treasury stock at cost, 2,595,000 and 2,512,000 shares, respectively	(28,982,000)	(25,534,000)

Total shareholders’ equity	76,524,000	77,321,000

Total liabilities and shareholders’ equity	$125,542,000	$131,776,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$46,684,000	$48,746,000
Cost and expenses:
Cost of products sold	31,260,000	33,214,000
Engineering and product development	2,784,000	2,863,000
Selling, general and administrative	8,014,000	7,254,000
Depreciation and amortization	589,000	504,000
Restructuring charges	—	463,000

Total cost and expenses	42,647,000	44,298,000

Income from operations	4,037,000	4,448,000
Other income (expense):
Amortization of deferred financing costs	(27,000)	(21,000)
Interest income	13,000	2,000
Interest expense	(6,000)	(8,000)
Other gain (loss), net	131,000	(250,000)

Income from continuing operations before income taxes	4,148,000	4,171,000
Income tax provision	1,440,000	1,463,000

Income from continuing operations	2,708,000	2,708,000
(Loss) from discontinued operations, net of tax	(162,000)	(181,000)

Net income	$2,546,000	$2,527,000

Basic net income (loss) per common share
Income from continuing operations	$0.66	$0.65
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.62	$0.61

Diluted net income (loss) per common share
Income from continuing operations	$0.65	$0.65
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.61	$0.61

Shares used in computing basic net income (loss) per common share	4,093,000	4,128,000
Shares used in computing diluted net income (loss) per common share	4,160,000	4,161,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$2,546,000	$2,527,000
Other comprehensive income, net of tax:
Foreign currency translation	(132,000)	(34,000)
Net unrealized loss on available-for-sale securities	—	(130,000)
Net unrealized gain reclassified into income on sale of available-for-sale securities	—	(66,000)

Comprehensive income	$2,414,000	$2,297,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2015	2014
OPERATING ACTIVITIES:
Net income	$2,546,000	$2,527,000
Adjustment for losses from discontinued operations	162,000	181,000

Income from continuing operations	2,708,000	2,708,000
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	479,000	364,000
Amortization	110,000	140,000
Amortization of deferred financing costs	27,000	21,000
Stock-based compensation	249,000	109,000
(Gain) loss on foreign exchange contracts	(131,000)	363,000
Provisions for (recoveries of) losses on accounts receivable	23,000	(168,000)
Deferred compensation and supplemental retirement benefits	113,000	64,000
Deferred compensation and supplemental retirement benefit payments	(104,000)	(114,000)
Deferred income taxes	(485,000)	761,000
(Gain) on sale of available-for-sale securities	—	(106,000)
Changes in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(992,000)	(2,139,000)
Inventories	(870,000)	333,000
Other assets	(691,000)	836,000
Accounts payable	(2,031,000)	2,270,000
Other accrued liabilities	(852,000)	(1,710,000)
Accrued income taxes	(2,083,000)	418,000

Net cash (used in) provided by operating activities from continuing operations	(4,530,000)	4,150,000
Net cash (used in) operating activities from discontinued operations	(579,000)	(264,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,109,000)	3,886,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(452,000)	(436,000)
Proceeds from sale of available-for-sale securities	—	241,000
Purchases of other assets	(165,000)	(26,000)

Net cash (used in) investing activities from continuing operations	(617,000)	(221,000)
Net cash (used in) investing activities from discontinued operations	—	(65,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(617,000)	(286,000)

FINANCING ACTIVITIES:
Payments of Senior Revolving Credit Facility	—	(1,000,000)
Payments of deferred financing costs	(19,000)	—
Treasury stock purchases	(3,511,000)	(46,000)

Net cash (used in) financing activities from continuing operations	(3,530,000)	(1,046,000)
Net cash (used in) financing activities from discontinued operations	—	(12,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(3,530,000)	(1,058,000)

Effect of exchange rate changes on cash	3,000	(13,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,253,000)	2,529,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,950,000	7,163,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,697,000	$9,692,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,000	$36,000
Income taxes	$3,833,000	$950,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a Delaware Corporation, and its consolidated subsidiaries.

On November 17, 2014, SL Delaware Holdings, Inc. (“SL Delaware Holdings”), a wholly-owned subsidiary of the Company, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Hubbell Power Systems, Inc. (“Hubbell”), a subsidiary of Hubbell Incorporated, pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL Electronics Inc. (“RFL”). The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the accompanying consolidated statements of income for 2014, the consolidated statements of cash flows for 2014, and certain amounts in these notes to the consolidated financial statements related to 2014 have been recast to reflect the presentation of the results of operations and cash flows of the formerly owned RFL businesses as discontinued operations. Refer to Note 16, “Discontinued Operations”, for additional information regarding this transaction.

2. Receivables

Receivables consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Trade receivables	$34,804	$34,025
Less: allowance for doubtful accounts	(304)	(281)

Trade receivables, net	34,500	33,744
Recoverable income taxes	22	81
Other	410	141

Receivables, net	$34,932	$33,966

3. Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$18,241	$16,865
Work in process	4,983	4,584
Finished goods	3,567	4,232

Gross inventory	26,791	25,681
Less: allowances	(2,316)	(2,084)

Inventories, net	$24,475	$23,597

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

There were no anti-dilutive options for the three months ended March 31, 2015. For the three months ended March 31, 2014, 7,000 stock options were excluded from the dilutive computation as the assumed shares repurchased under the treasury method would have been anti-dilutive.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders:
Basic net income available to common shareholders from continuing operations	$2,708	$2,708
Basic net loss available to common shareholders from discontinued operations	$(162)	$(181)

Diluted net income available to common shareholders from continuing operations	$2,708	$2,708
Diluted net loss available to common shareholders from discontinued operations	$(162)	$(181)

Shares:
Basic weighted average number of common shares outstanding	4,093	4,128
Common shares assumed upon exercise of stock options	67	33

Diluted weighted average number of common shares outstanding	4,160	4,161

Basic net income (loss) per common share:
Income from continuing operations	$0.66	$0.65
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.62	$0.61

Diluted net income (loss) per common share:
Income from continuing operations	$0.65	$0.65
(Loss) from discontinued operations, net of tax	(0.04)	(0.04)

Net income	$0.61	$0.61

5. Stock-Based Compensation

At March 31, 2015, the Company had stock-based employee compensation plans as described below. For the three months ended March 31, 2015 and March 31, 2014, the total compensation expense (included in selling, general and administrative expense) related to these plans was $249,000 and $109,000 ($163,000 and $71,000 net of tax), respectively.

During the first quarter of 2015, the Company implemented a Long-Term Incentive Plan (the “2015 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2015 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2015 to December 2017 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2017 (100% of earned RSUs vest at December 31, 2017). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $39.17 per share based on the grant date of February 13, 2015. During the three months ended March 31, 2015, $14,000 was charged to compensation expense. As of March 31, 2015, total unamortized compensation expense for this grant was $324,000. As of March 31, 2015, the maximum number of achievable RSUs under the 2015 LTIP was 14,000 RSUs.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. Under the terms of the 2012 LTIP, 6,000 RSUs were earned and issued on February 27, 2015.

Stock Options

Option activity under the principal option plans as of March 31, 2015 and changes during the three months ended March 31, 2015 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	184	$19.71	3.59	$3,540
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2015	184	$19.71	3.35	$4,017

Exercisable as of March 31, 2015	86	$12.46	2.30	$2,505

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2015 and March 31, 2014, no options to purchase common stock were exercised by option holders.

As of March 31, 2015, $582,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. No options were exercised during the three months ended March 31, 2015 and March 31, 2014. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the three months ended March 31, 2015 and March 31, 2014, the estimated income tax rate from continuing operations was 35%, respectively.

During the three months ended March 31, 2015 and March 31, 2014, the Company recorded additional benefits from state research and development tax credits of $47,000 and $61,000, respectively.

As of March 31, 2015, the Company’s gross research and development tax credit carryforwards totaled approximately $1,654,000. Of these credits, approximately $672,000 can be carried forward for 15 years and will expire between 2015 and 2030, and approximately $982,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2015 and December 31, 2014 of $865,000. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company adopted FASB Accounting Standard 2013-11 effective during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. During the first quarter of 2015, the Company reclassified $397,000 of its uncertain tax positions against its related deferred tax assets.

The Company has been examined by the Internal Revenue Service (the “IRS”) through the calendar year 2010. The federal and state income tax statutes are generally open for periods back to and including the calendar years 2011 and 2010, respectively. During the first quarter of 2015 the Company was contacted by the IRS to examine the calendar year 2013. The examination is expected to begin during the second quarter of 2015.

It is reasonably possible that the Company’s gross unrecognized tax benefits, including interest, may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $247,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2015, the Company has a liability for unrecognized benefits of $265,000, $203,000, and $397,000 for federal, international, and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2015, and December 31, 2014, the Company has accrued approximately $90,000 and $81,000 for the payment of interest and penalties, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017 and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. Early application is not permitted. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements. The Company’s management has not yet determined the method by which it will adopt the standard in 2018.

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

In January 2015, the FASB issued ASU no. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which removes the concept of extraordinary items from U.S. GAAP. Companies are no longer required to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. ASU 2015-01 is effective for fiscal periods beginning after December 15, 2015. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2014-15 is effective on for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license in a manner consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2015, the total liability for the estimated earn-out was $288,000. The Dynetic results from the date of acquisition through March 31, 2015 are included in the SL-MTI segment.

Goodwill And Intangible Assets

Intangible assets consist of the following:

		March 31, 2015			December 31, 2014
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships	5 to 10	$5,378	$3,892	$1,486	$5,378	$3,858	$1,520
Patents (1)	5 to 20	1,508	1,227	281	1,501	1,223	278
Developed technology	5 to 6	1,980	1,728	252	1,980	1,719	261
Trademarks	2	60	18	42	60	13	47
Non-compete agreements	5	11	1	10	11	1	10

Total amortized finite-lived intangible assets		8,937	6,866	2,071	8,930	6,814	2,116

Indefinite-lived intangible assets:
Trademarks		1,672	—	1,672	1,672	—	1,672

Other intangible assets, net		$10,609	$6,866	$3,743	$10,602	$6,814	$3,788

(1)	During 2015, MTE Corporation (“MTE”) capitalized $7,000 of legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

In accordance with ASC 350 “Intangibles – Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2014.

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

Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2015, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350, during the three months ended March 31, 2015. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2015	$282
2016	$266
2017	$223
2018	$218
2019	$217

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended March 31, 2015 and March 31, 2014 was $52,000 and $91,000 respectively. Amortization expense related to software for the three months ended March 31, 2015 and March 31, 2014 was $58,000 and $49,000, respectively.

The following table reflects the components of goodwill as of March 31, 2015, and December 31, 2014:

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
	(in thousands)
SL Power Electronics Corp.	$4,228	$—	$4,228	$4,230	$—	$4,230
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
SL-MTI	653	—	653	653	—	653

Goodwill	$18,125	$5,055	$13,070	$18,127	$5,055	$13,072

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

During the three months ended March 31, 2014, available-for-sale securities were sold for total proceeds of $241,000. The gross realized gains on these sales totaled $106,000 ($66,000 net of tax). For purpose of determining gross realized gains, the cost of securities sold is based on the first in, first out (FIFO) method. Gross unrealized holding losses on available-for-sale securities for the three months ended March 31, 2014 were $205,000 ($130,000 net of tax), and have been included in accumulated other comprehensive income. The Company had no available-for-sale securities as of March 31, 2015 and December 31, 2014.

10. Debt

The Company had no debt as of March 31, 2015 and December 31, 2014.

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility). The 2012 Credit Facility was amended on March 11, 2013, June 20, 2013, September 15, 2014, and March 25, 2015.

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s annual environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both OU-1 and OU-2 (see Note 13 for additional information). The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility. As of March 31, 2015, the total liability under the letter of credit equaled $6,423,000. The letter of credit expires on May 28, 2015, and is renewed annually.

On March 25, 2015, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the 2012 Credit Facility. The Fourth Amendment amends the Credit Agreement in order to, among other things: (a) allow for permitted recapitalization distributions, and (b) provide greater flexibility with certain bank covenants, including with regard to EBITDA (as defined) and fixed charges.

The Company had no outstanding balance under the 2012 Credit Facility as of March 31, 2015 and December 31, 2014. At March 31, 2015, and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $39,544,000 and $39,527,000, respectively.

11. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Environmental	$9,304	$9,475
Warranty	1,183	1,176
Taxes (other than income) and insurance	718	879
Commissions	677	551
Foreign currency forward contracts	542	673
Other professional fees	421	496
Accrued customer incentive plans	411	414
Deferred compensation – current	265	265
Litigation and legal fees	115	91
Acquisition earn-out, current	72	32
Deferred revenue	53	44
Other	2,302	2,370

Accrued liabilities – other	$16,063	$16,466

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

The following is a summary of activity in accrued warranty and service liabilities:

March 31, 2015
(in thousands)
Liability, beginning of year	$1,176
Expense for new warranties issued	87
Warranty claims paid	(80)

Liability, end of period	$1,183

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Environmental	$7,195	$7,384
Unrecognized tax benefits, interest and penalties	558	549
Long-term incentive plan	431	558
Acquisition earn-out, long-term	216	288

Other long-term liabilities	$8,400	$8,779

13. Commitments and Contingencies

The Company is involved in certain legal and regulatory actions. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on the Company’s financial condition or results of operations, except as described below.

Letters Of Credit: As of March 31, 2015 and December 31, 2014, the Company was contingently liable for $456,000 and $473,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

As of March 31, 2015 and December 31, 2014, the Company was contingently liable for $6,423,000, respectively, under an outstanding letter of credit issued to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2.

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

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. Specifically, the Company has agreed to perform the remediation for OU-2 and pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. The Company has made two payments totaling $4,396,000, which includes interest, related to its obligation under the Consent Decree. The third payment is scheduled to be made on June 1, 2015. The fourth and fifth payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial assurance is reduced annually as the fixed payments are made. Also, the financial instruments did not affect the Company’s availability under its Credit facility (see Note 10 Debt).

The Company has completed the final stages of the design phase of the remediation activities for OU-2. The “100% Remediation Design” (the “Final Design”) was approved by the EPA in January 2015. The Final Design essentially sets the scope of work for the Company’s remediation responsibility related to OU-2 under the terms of the Consent Decree. The Company’s consultants performed a significant amount of work at the site, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and have been excavating and treating the impacted soils as required. The Company’s consultants have been providing the EPA with progress reports on a monthly basis. The Company expects to incur significant remediation costs in 2015, which have been accrued.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $16,499,000, of which $7,195,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of March 31, 2015. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the second quarter of 2015, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented in the third quarter of 2015. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A Remedial Action Report/Remedial Action Workplan for full scale implementation will be provided to the NJDEP in 2015.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater is scheduled to occur through 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. No site constituents of concern were detected at concentrations exceeding applicable NJDEP indoor air screening levels. A report was filed with the NJDEP on March 23, 2015. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act (“ISRA”), which applies to New Jersey statutorily, defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern. The LSRP completed most of the Site Investigation in January 2015, and the remainder of the investigation is scheduled to be completed by May 2015. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by no later than November 17, 2015. The Company may then be obligated to perform additional investigation or remediation, depending on the outcome of the Site Investigation.

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

As of March 31, 2015 and December 31, 2014, environmental accruals of $16,499,000 and $16,859,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 11 and 12 for additional information).

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military and information technology equipment. The High Power Group sells products under two brand names (TEAL and MTE). TEAL designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net sales
SLPE	$16,148	$17,584
High Power Group	18,993	20,310
SL-MTI	11,543	10,852

Net sales	$46,684	$48,746

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Income from operations
SLPE	$1,701	$939
High Power Group	2,450	2,917
SL-MTI	1,854	2,095
Unallocated Corporate Expenses (1)	(1,968)	(1,503)

Income from operations	$4,037	$4,448

(1)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

Total assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Total assets
SLPE	$33,108	$34,989
High Power Group	36,786	33,306
SL-MTI	23,842	22,752
Unallocated Corporate Assets	31,806	40,729

Total assets	$125,542	$131,776

Goodwill and other intangible assets, net, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,528	$4,530
High Power Group	9,842	9,839
SL-MTI	2,443	2,491

Goodwill and other intangible assets, net	$16,813	$16,860

15. Retirement Plans and Deferred Compensation

During the three months ended March 31, 2015 and March 31, 2014, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $139,000 during the three months ended March 31, 2015 compared to $193,000 during the three months ended March 31, 2014. The decrease in 2015 was primarily due to the utilization of forfeitures within the fund to offset the Company’s cost.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 8% to 12%. The amount charged to expense in connection with these agreements amounted to $113,000 for the three months ended March 31, 2015 compared to $64,000 for the three months ended March 31, 2014. The increase in expense in 2015 was due to a reversal of an accrual in 2014 due to the death of a pensioner.

16. Discontinued Operations

The results of total loss from discontinued operations for the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
(Loss) from discontinued operations before income taxes:
Divested operations – RFL	$—	$(66)
Environmental costs	(266)	(226)

Total loss from discontinued operations before income taxes	$(266)	$(292)

(Loss) from discontinued operations, net of tax:
Divested operations – RFL	$—	$(43)
Environmental costs	(162)	(138)

Total loss from discontinued operations, net of tax	$(162)	$(181)

The loss from discontinued operations due to environmental costs in 2015 and 2014 is related to remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 13 – Commitments and Contingencies for further information concerning the environmental sites).

On November 17, 2014, SL Delaware Holdings, a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. A portion of the cash consideration ($2,000,000, subject to adjustment after nine months), is being held in escrow to secure the indemnification obligations of SL Delaware Holdings. As a result, the Company recognized a pre-tax gain of $6,650,000 ($4,322,000 net of tax) as of December 31, 2014.

The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the consolidated statements of income for 2014 and the consolidated statements of cash flows for 2014 have been recast to reflect the formerly owned RFL businesses as discontinued operations.

The results of the discontinued operations for RFL for the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
(in thousands)
Net sales	$3,839
Costs and expenses:
Cost of products sold	1,963
Engineering and product development	435
Selling, general and administrative	1,370
Depreciation and amortization	110

Total cost and expenses	3,878

(Loss) from operations	(39)
Other income (expense):
Interest expense	(27)

(Loss) from discontinued operations before income taxes	(66)
Income tax provision	(23)

(Loss) from discontinued operations, net of tax	$(43)

In the Consolidated Statements of Cash Flows for the three months ended March 31, 2014, environmental costs and the financial results of the RFL segment were included in net cash (used in) operating activities from discontinued operations, net cash (used in) investing activities from discontinued operations, and net cash (used in) financing activities from discontinued operations.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
	(in thousands)
Liabilities
Derivative financial instruments	$—	$542	$—	$542

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Liabilities
Derivative financial instruments	$—	$673	$—	$673

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014.

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

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2015, the fair value of the foreign currency forward contracts was recorded as a $542,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $673,000 liability in other current liabilities on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of March 31, 2015.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	16	MXN	91,344
Chinese Yuan (CNH) Forward Contracts	18	CNH	85,167

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three months ended March 31, 2015 and March 31, 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
		(in thousands)	(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$131	$(363)

19. Supplemental Cash Flow Information

For the quarters ended March 31, 2015 and March 31, 2014, net cash used in operating activities from discontinued operations was $579,000 and $264,000, respectively. In 2015, net cash used in operating activities from discontinued operations was primarily related to environmental payments. In 2014, net cash used in operating activities from discontinued operations was primarily related to environmental payments previously mentioned, which was partially offset by an add back of depreciation and amortization expense associated with the formerly owned RFL segment (see Note 16 for additional information).

For the quarter ended March 31, 2014, net cash used in investing activities from discontinued operations was $65,000. In 2014, net cash used in investing activities from discontinued operations was primarily related to purchases of property, plant and equipment by the Company’s formerly owned RFL segment.

20. Shareholders’ Equity

On March 27, 2015, the Company announced a modified “Dutch Auction” Tender Offer to purchase up to $20 million of its common shares (the “Tender Offer”). The Tender Offer expired at the end of the day on April 23, 2015. Under the terms of the Tender Offer, the Company’s shareholders had the option of tendering all or a portion of the Company’s common stock that they owned (1) at a price of not less than $39.00 and not greater than $42.00, in increments of $0.25 per share, or (2) without specifying a purchase price, in which case the common stock that they owned would have been purchased at the purchase price determined in accordance with the Tender Offer. All common stock purchased by the Company in the Tender Offer were purchased at the same price.

The Company accepted for purchase approximately 160,000 shares of its common stock at a purchase price of $42.00 per share. These shares represented approximately 3.9% of the total common stock outstanding as of April 24, 2015 prior to the purchase of shares pursuant to the Tender Offer. Upon completion of the Tender Offer, the Company had approximately 3,934,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $6,734,000 excluding transaction costs. On April 27, 2015, the Company paid for the Tender Offer with available cash on hand.

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first three months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of March 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date, however, repurchases under the 2014 Repurchase Plan were suspended during the Tender Offer.

21. Related Party Transactions

On May 1, 2014, the Company renewed the Management Services Agreement (“Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). SP Corporate is an affiliate of SPH Group Holdings LLC (“SPHG”). A member of the Company’s Board of Directors, Warren G. Lichtenstein, is affiliated with SPHG. Also, the Company’s Chairman of the Board of Directors, Glen M. Kassan is affiliated with SPHG. Pursuant to the Management Services Agreement, SP Corporate agreed to provide, at the direction of the Company’s Chief Executive Officer, non-exclusive services to support the Company’s growth strategy, business development, planning, execution assistance and related support services. The monthly fee for these services is $10,400 paid in advance. The Management Services Agreement has a term of one year and has been approved by the Audit Committee of the Board of Directors and a majority of the disinterested directors of the Company.

On March 25, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement (the “Amendment”) in order to, among other things, extend the term of the Management Services Agreement until May 1, 2016, and to provide, at the direction of the Company’s CEO, non-exclusive services to support the Company’s talent and organizational development, including transformative change management, talent recruitment, talent development (both domestic and international), organizational review services, and other related support services. The services provided under the Amendment are in addition to the services provided under the Management Services Agreement prior to such amendment. The Amendment is effective May 1, 2015. Upon effectiveness of the Amendment, the monthly fee for services under the Management Services Agreement was set at $27,400 paid in advance.

22. Restructuring Costs

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Restructuring Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. As of March 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated as of March 31, 2014. No restructuring activity was recognized during 2015.

23. Subsequent Event

On May 5, 2015, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the 2012 Credit Facility. The Fifth Amendment amends the Credit Agreement in order to, among other things: (a) provide greater flexibility for acquisitions outside of the U.S., and (b) permit one of the Company’s subsidiaries to participate in a quick pay discount program with a major customer.

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

Forward-Looking Statements

In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Current Reports on Form 8-K.

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and power quality electromagnetic equipment that is used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”), and, to a lesser extent, to commercial distributors. The Company is comprised of three domestic business segments, all of which have significant manufacturing operations in Mexico. SL Power Electronics Corp. (“SLPE”) has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to the quarter ended 2015 or three months ended 2015 refer to the three month period ended March 31, 2015. Statements with respect to the quarter ended 2014 or three months ended 2014 refer to the three month period ended March 31, 2014. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

Significant Transactions and Financial Trends

On March 27, 2015, the Company announced the modified “Dutch Auction” Tender Offer to purchase up to $20 million of its common shares. The Company accepted for purchase approximately 160,000 shares of its common stock at a purchase price of $42.00 per share. These shares represented approximately 3.9% of the total common stock outstanding as of April 24, 2015, prior to the purchase of shares pursuant to the Tender Offer. Upon completion of the Tender Offer, the Company had approximately 3,934,000 shares of common stock outstanding at that time. The aggregate purchase price paid by the Company in connection with the Tender Offer was $6,734,000 excluding transaction costs. On April 27, 2015, the Company paid for the Tender Offer with available cash on hand.

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first three months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of March 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date, however, repurchases under the 2014 Repurchase Plan were suspended during the Tender Offer.

Business Trends

Demand for the Company’s products and services decreased during 2015 compared to 2014. Sales for the three months ended March 31, 2015, decreased by $2,062,000 or 4%, and income from operations decreased by $411,000, or 9%.

Sales decreased during the three months ended March 31, 2015 due to a decrease at SLPE and the High Power Group, which was partially offset by an increase at Montevideo Technology, Inc. (“SL-MTI”). The sales decrease at SLPE was primarily attributable to SLPE’s current strategy to exit certain low margin business while developing new products at higher margins. The sales decrease at the High Power Group was primarily due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. The sales increase at SL-MTI included $936,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014.

Income from operations decreased during the three months ended March 31, 2015 due to decreases at the High Power Group and SL-MTI, which were partially offset by an increase at SLPE. In addition, Unallocated Corporate Expenses increased in 2015 compared to 2014.

During the three months ended March 31, 2015, the Company’s backlog increased to $75,468,000 from $69,217,000 for the same period in the prior year, for a change of 9% on a comparative basis. The increase in backlog in 2015 was attributable to SL-MTI and SLPE, who recorded 20% and 5% increases, respectively. The increase in backlog was partially offset by a decrease at the High Power Group of 8%. The Company’s net new orders for the three months ended March 31, 2015 decreased by 3%, compared to the three months ended March 31, 2014.

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

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the three month periods ended 2015 and 2014 by approximately 0.4%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 0.9% and 0.8% of gross trade receivables as of March 31, 2015 and December 31, 2014.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of March 31, 2015 and December 31, 2014 were $12,087,000 and $11,601,000, respectively, net of valuation allowances of $3,082,000 and $1,720,000 as of March 31, 2015 and December 31, 2014, respectively. The 2015 and 2014 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2015 and December 31, 2014 was $865,000. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2015 and December 31, 2014, the Company reported accrued interest and penalties related to unrecognized tax benefits of $90,000 and $81,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no impairment charges for the three months ended 2015 and 2014. As of March 31, 2015 and December 31, 2014, goodwill totaled $13,070,000 and $13,072,000, representing 10% of total assets, respectively.

There can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2015, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350 “Intangibles – Goodwill and Other,” during 2015. Accordingly, no interim impairment test has been performed.

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

Environmental Expenditures

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 13 of the Notes to the Consolidated Financial Statements.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part 1 to this Quarterly Report.

Liquidity And Capital Resources

	March 31, 2015	December 31, 2014	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$22,697	$31,950	$(9,253)	(29%)
Working capital	$54,897	$56,120	$(1,223)	(2%)
Shareholders’ equity	$76,524	$77,321	$(797)	(1%)

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

At March 31, 2015, the Company reported $22,697,000 of cash, compared to $31,950,000 of cash and cash equivalents as of December 31, 2014. Cash and cash equivalents decreased in 2015 primarily due to $4,530,000 of cash used in operating activities from continuing operations, $3,530,000 of cash used in financing activities, $617,000 of cash used in investing activities, and $579,000 of cash used in operating activities from discontinued operations.

Net cash used in operating activities from continuing operations during the three month period ended March 31, 2015 was $4,530,000 as compared to net cash provided by operating activities from continuing operations of $4,150,000 during the three month period ended March 31, 2014. The primary uses of cash from operating activities from continuing operations for the three month period ended March 31, 2015 were a decrease in accrued income taxes of $2,083,000, a decrease in accounts payable of $2,031,000, an increase in accounts receivable of $992,000, an increase in inventories of $870,000, and a decrease in other accrued liabilities of $852,000. The decrease in accrued income taxes during 2015 was primarily due to a tax payment related to the gain from the sale of the company’s RFL Electronics Inc. (“RFL”) subsidiary, which was recognized during the fourth quarter of 2014. The largest decrease in accounts payable occurred at SLPE, which was primarily due to large inventory purchases during December 2014 to meet customer demand, which were paid during the first quarter of 2015. MTE Corporation (“MTE”) and TEAL Electronics Corp. (“TEAL”), which are part of the High Power Group, and SL-MTI recorded increases in accounts receivable, which were partially offset by a large decrease at SLPE. The increase at MTE was primarily due to a large outstanding customer balance as of March 31,

2015, which was received during April 2015. The increases at TEAL and SL-MTI were primarily due to large shipments at the end of the first quarter of 2015. The decrease at SLPE was primarily due to a large shipment at the end of 2014, which was collected during the first quarter of 2015. The increase in inventories was primarily due to a large increase at SLPE. The increase at SLPE was primarily the result of increased inventory purchases to meet anticipated customer demand in 2015 coupled with a large customer shipment at the end of 2014. The decrease in other accrued liabilities was primarily due to the payment of 2014 bonuses during March 2015. The decrease in other accrued liabilities was also due to a decrease in the liability on foreign currency forward contracts due to a $131,000 gain recognized during the first quarter of 2015. These uses of cash from operating activities were partially offset by $2,708,000 of net income from continuing operations.

Net cash provided by operating activities from continuing operations during the three month period ended March 31, 2014 was $4,150,000. The primary sources of cash from operating activities for the three month period ended March 31, 2014 were income from continuing operations of $2,708,000, an increase in accounts payable of $2,270,000, a decrease in other assets of $836,000, and a decrease in deferred income tax assets of $761,000. In addition, depreciation and amortization expense of $504,000 was added to income from continuing operations. All of the Company’s operating segments recorded increases in accounts payable. The decrease in other assets was primarily due to the collection of prepaid value-added tax in China during 2014. The decrease in deferred income tax assets was primarily due to the payment of 2013 bonuses during March 2014, as well as the adoption of FASB Accounting Standard 2013-11 which requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. During the first quarter, the Company reclassified a portion of its uncertain tax positions against its related deferred tax assets. These sources of cash from operating activities were partially offset by a $2,139,000 increase in accounts receivable and a $1,710,000 decrease in other accrued liabilities. The largest increases in accounts receivable occurred at The High Power Group and SL-MTI. The increase at the High Power Group was primarily due to an increase in sales during the first quarter of 2014 as compared to the fourth quarter of 2013. The increase at the SL-MTI was primarily due to an increase in sales during the first quarter of 2014 as compared to the fourth quarter of 2013, coupled with strong collections during December 2013. The decrease in other accrued liabilities was primarily due to the payment of 2013 bonuses during March 2014.

Net cash used in operating activities from discontinued operations was $579,000 during the first quarter of 2015 as compared to $264,000 during the first quarter of 2014. Cash used in operating activities from discontinued operations during 2015 was primarily related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites. Cash used in operating activities from discontinued operations during 2014 was primarily related to environmental payments previously mentioned, which was partially offset by an add back of depreciation and amortization expense associated with the formerly owned RFL segment.

Net cash used in investing activities during the three month period ended March 31, 2015 was $617,000 as compared to net cash used in investing activities of $286,000 during the three month period ended March 31, 2014. Cash used in investing activities during 2015 was for the purchases of property, plant and equipment of $452,000 and for the purchase of other assets of $165,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2014 was for the purchases of property, plant and equipment of $436,000, and for the purchase of other assets of $26,000, which were partially offset by $241,000 of proceeds from the sale of common stock classified as available-for-sale securities. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash used in investing activities during 2014 also included $65,000 of cash used from discontinued operations, which were related to purchases of property, plant and equipment associated with the formerly owned RFL segment.

Net cash used in financing activities during the three month period ended March 31, 2015 was $3,530,000 as compared to net cash used in financing activities of $1,058,000 during the three month period ended March 31, 2014. Net cash used in financing activities during 2015 was related to $3,511,000 of payments made for the purchase of Company stock pursuant to the Company’s 2014 Repurchase Plan (described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Cash used in financing activities during 2014 was primarily related to $1,000,000 of payments under the 2012 Credit Facility and the purchase of Company stock pursuant to the Company’s 2010 share repurchase plan (“2010 Repurchase Plan”) in the amount of $46,000. The 2010 Repurchase Plan was superseded by the 2014 Repurchase Plan.

On March 25, 2015, the Company entered into the Fourth Amendment to the 2012 Credit Facility. The Fourth Amendment amends the Credit Agreement in order to, among other things: (a) allow for permitted recapitalization distributions, and (b) provide greater flexibility with certain bank covenants, including with regard to EBITDA (as defined) and fixed charges.

As of March 31, 2015 and December 31, 2014, the Company had no outstanding debt, respectively. At March 31, 2015 and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $39,544,000 and 39,527,000, respectively. The Company’s current ratio was 2.40 to 1 at March 31, 2015 and 2.27 to 1 at December 31, 2014.

Capital expenditures from continuing operations were $452,000 in 2015, which represented an increase of $16,000 from the capital expenditure levels of 2014. The Company anticipates spending approximately $3,400,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology during the remainder of 2015. The 2015 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury costs, risk management costs, legal costs, litigation costs, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations during 2015 and 2014.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at March 31, 2015 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$1,323	$2,360	$705	$328	$4,716
Payments to EPA(1)	2,193	4,334	—	—	6,527
Letters of credit (2)	456	—	—	—	456

	$3,972	$6,694	$705	$328	$11,699

(1)	On May 28, 2013 a letter of credit was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2. In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On May 10, 2013, the Company made the first payment related to its obligation under the Consent Decree in the amount of $2,185,000, which included interest. On May 20, 2014, the Company made the second payment related to its obligation under the Consent Decree in the amount of $2,211,000, which included interest. The next three payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 13 – Commitments and Contingencies for the terms and conditions of the Consent Decree).
(2)	As of March 31, 2015, the Company was contingently liable for an outstanding letter of credit issued for casualty insurance requirements. The letter of credit has a maximum maturity of twelve months from the date of issuance.

The table above excludes the Company’s gross liability for uncertain tax positions of $865,000 including accrued interest and penalties, which totaled $90,000 as of March 31, 2015, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of March 31, 2015, inventory purchase commitments for copper totaled $1,269,000. As of March 31, 2015, no purchase commitments for copper were greater than nine months.

Restructuring Costs

2014 Restructuring Plan

During the first quarter of 2014, the Company announced the 2014 Restructuring Plan to its employees to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at the High Power Group. As of March 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated as of March 31, 2014.

No restructuring activity was recognized during 2015.

Results of Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2015 (“2015”) and the quarter ended March 31, 2014 (“2014”):

	Net Sales
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$16,148	$17,584	$(1,436)	(8%)
High Power Group	18,993	20,310	(1,317)	(6)
SL-MTI	11,543	10,852	691	6

Net Sales	$46,684	$48,746	$(2,062)	(4%)

	Income from Operations
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$1,701	$939	$762	81%
High Power Group	2,450	2,917	(467)	(16)
SL-MTI	1,854	2,095	(241)	(12)
Unallocated Corporate Expenses	(1,968)	(1,503)	(465)	(31)

Income from Operations	$4,037	$4,448	$(411)	(9%)

During 2015, consolidated net sales decreased by $2,062,000 or 4%, compared to net sales during the first quarter of 2014. Net sales for the first quarter of 2014 included a large project-based domestic order for harmonic filters at the High Power Group, and significant sales of low margin products to a medical customer at SLPE that did not reoccur in the first quarter of 2015. Also, the first quarter of 2015 included sales from the Dynetic Acquisition, which was completed in July 2014. Excluding these sales, net sales during the first quarter 2015 increased by 4% compared to net sales during the first quarter of 2014. When compared to 2014, net sales of SLPE decreased by $1,436,000, or 8%; net sales of the High Power Group decreased by $1,317,000, or 6%; and net sales of SL-MTI increased by $691,000, or 6%.

In 2015, the Company’s income from operations decreased by $411,000, or 9%, when compared to 2014. Income from operations was 9% of net sales in 2015 and 2014. All of the Company’s operating entities recorded income from operations in 2015 and 2014. In addition, Unallocated Corporate Expenses increased by $465,000, or 31%, in 2015 compared to 2014.

Income from continuing operations in 2015 was $2,708,000, or $0.65 per diluted share, compared to income from continuing operations in 2014 of $2,708,000, or $0.65 per diluted share. The Company’s income from operations was flat during 2015 compared to 2014. Income from continuing operations was approximately 6% of net sales in 2015 and 2014.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $16,148,000 or 34% of consolidated net sales in 2015, compared to $17,584,000, or 36% of consolidated net sales in 2014. The decrease in net sales at SLPE was primarily due to a decrease in sales in the medical product line, which was partially offset by an increase in sales in the data communications product line and an increase in sales the industrial product line. The decrease in the medical product line was primarily due to the Company’s current strategy to exit certain low margin business. The increase in the data communications line was primarily due to an increase in new product sales to several domestic and international OEMs. The increase in the data communications line was also due to an increase in sales to a large international distributor. The increase in the industrial product line was primarily due to an increase in distributor sales. The increase the industrial product line was also due to sales to a large new international customer. Domestic sales decreased by 9% while international sales increased by 7% during 2015. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2015 and 2014, also negatively affected net sales.

SLPE reported income from operations of $1,701,000 in 2015, compared to $939,000 in 2014. Income from operations increased in 2015 primarily due to an 8% decrease in cost of products sold as a percentage of net sales, which was partially offset by an 8% decrease in sales and a 5% increase in operating costs. Operating costs increased primarily due to an increase in selling, general and administrative expenses of $119,000, or 5%, and an increase in depreciation and amortization expenses of $49,000, or 27%.

High Power Group

The High Power Group reported net sales of $18,993,000, or 41% of consolidated net sales in 2015, compared to $20,310,000, or 42% of consolidated net sales in 2015. The decrease in net sales during 2015 was due to a decrease at MTE of $1,427,000, or 12%, which was offset by an increase in net sales at TEAL of $110,000, or 1%.

MTE’s sales decrease during 2015 was primarily attributable to a decrease in filter sales, which was primarily due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. The decrease in sales was partially offset by increased filter sales in the oil and gas industry primarily due to an increase in sales to a large customer in South America and an increase in sales to a large domestic customer. Domestic sales decrease by 18% and international sales increased by 13%.

TEAL’s sales were relatively flat during 2015. TEAL recognized an increase in sales in the medical equipment imaging market primarily due to an increase in new product sales to a large international customer. The increase in the medical imaging equipment market was also due to the push out of orders into the second quarter of 2014 due to a business interruption at one of our large domestic customers. The increase in sales was partially offset by decreased sales to several domestic customers in the military and aerospace industry and decreased sales to two large domestic customers in the solar market. Domestic sales decreased by 24% while international sales increased by 55% during 2015.

The High Power Group reported income from operations of $2,450,000 in 2015, compared to $2,917,000 in 2014. The decrease in income from operations during 2015 was due to a decrease at MTE of $994,000, which was offset by an increase at TEAL of $528,000. Income from operations decreased in 2015 primarily due to a 6% decrease in sales and a 3% increase in cost of products sold as a percentage of net sales, which were partially offset by a 12% decrease in operating costs. Operating costs decreased by $446,000 during 2015 primarily due $463,000 of restructuring charges incurred during 2014 at TEAL.

SL-MTI

SL-MTI recorded net sales of $11,543,000, or 25% of consolidated net sales in 2015, compared to $10,852,000, or 22% of consolidated net sales in 2014. During 2015, SL-MTI benefited from $936,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014. As a result, comparable sales, net of the acquisition, decreased by $245,000, or 2%, during 2015 as compared to 2014. Excluding the Dynetic Acquisition, the decrease in net sales was primarily due to a decrease in the industrial product line, which was partially offset by an increase in the military and medical industries. The decrease in the industrial product line was primarily due to a decrease in sales to a large domestic customer and a decrease in downhole exploration sales in the domestic oil and gas market. The increase in net sales to the military industry was primarily due to a general increase in demand for military components in the domestic and international markets, which was partially offset by a decrease in net sales to a large domestic customer. The increase in the medical industry was primarily due to an increase in sales to a large domestic customer. Excluding the Dynetic Acquisition, domestic sales decreased by 2% while international sales were relatively flat during 2015.

SL-MTI reported income from operations of $1,854,000 in 2015, compared to $2,095,000 in 2014. Income from operations decreased by $241,000 in 2014 primarily due to a 3% increase in cost of products sold as a percentage of net sales and a 6% increase in operating costs, which was partially offset by a 6% increase in sales. Operating costs increased by $109,000 during 2015 primarily due an increase in depreciation and amortization expenses of $84,000, or 66%, and a $28,000 increase in selling, general and administrative expenses, both of which were primarily related to the Dynetic Acquisition.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2015, compared to 68% for the quarter ended 2014. Cost of products sold as a percentage of net sales decreased 1% while net sales decreased 4% during 2015.

SLPE recorded an improvement in cost of products sold as a percentage of sales, while the High Power Group and SL-MTI each recorded an increase in cost of products sold as a percentage of net sales. SLPE’s cost of products sold as a percentage of net sales improved by approximately 8% during 2015 primarily due to the current strategy to exit certain low margin business. The improvement at SLPE was also due to an due to an improved product mix as the result of the introduction of new products into the market at higher margins. Cost of products sold as a percentage of net sales at the High Power Group increased by approximately 3% during 2015 due to a 3% increase at MTE. The increase in cost of products sold as a percentage of net sales at MTE was primarily due to an unfavorable product mix. Cost of products sold as a percentage of net sales at TEAL was relatively flat during 2015. SL-MTI recorded a 3% increase in its cost of products sold as a percentage of net sales during 2015. Excluding the Dynetic Acquisition, SL-MTI recorded a 4% increase in cost of products sold as a percentage of net sales primarily due to an unfavorable sales mix. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2015 and 2014. Engineering and product development expenses decreased by $79,000, or 3%, during the first quarter of 2015 primarily due to a decrease of $83,000 at the High Power Group. The decrease in engineering and product development costs at the High Power Group was primarily due to decreased employee compensation costs at TEAL due to a reduction in staffing levels associated with the implementation of a prior year restructuring plan. Engineering and product development costs at SLPE and SL-MTI were relatively flat during 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2015, compared to 15% in 2014. During 2015, selling, general and administrative expenses increased by $760,000, or 10%, while sales decreased by 4%.

The High Power Group recorded an increase in selling, general and administrative expenses of $147,000 primarily due to an increase at MTE. The increase at MTE was primarily due to increased commissions and increased compensation costs as a result of higher staffing levels. Selling, general and administrative expenses at TEAL were relatively flat during 2015. Selling, general and administrative expenses at SLPE increased by $119,000 in 2015 primarily due a large reversal of bad debt expense in 2014, and an increase in consulting fees and marketing costs during 2015. The increase was partially offset by a decrease in commissions and other compensation costs as a result of lower sales volumes. Selling, general and administrative expenses at SL-MTI increased by $28,000 primarily due to integration and other costs related to Dynetics. Unallocated Corporate Expenses increased by $465,000 primarily due to an increase in the bonus accrual, an increase in non-cash stock compensation costs, and an increase in consulting fees.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2015 were $589,000, an increase of $85,000, or 17%, compared to depreciation and amortization expenses in 2014.

Restructuring Costs

Restructuring costs were $463,000 in 2014 and consisted of severance costs and other employee related charges. During the first quarter of 2014, the Company announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. No restructuring costs were incurred during 2015.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2015 and 2014, the amortization of deferred financing costs equaled $27,000 and $21,000, respectively.

Interest Income

Interest income was $13,000 in 2015 and $2,000 in 2014. During the fourth quarter of 2014, the Company opened a performance money market account. As of March 31, 2015, the performance money market account reported a balance of $17,067,000 and earned $11,000 of interest income. Interest income during 2015 and 2014 also included $2,000 of interest income earned on other deposit accounts.

Interest Expense

Interest expense was $6,000 in 2015 and $8,000 in 2014. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility of as of March 31, 2015 and March 31, 2014.

Other Gain (Loss), net

Other gain (loss), net in 2015 was a net gain of $131,000 compared to net loss of $250,000 in 2014. Other gain (loss), net in 2015 included a $131,000 gain on foreign currency forward contracts. Other gain (loss), net in 2014 included a $363,000 loss on foreign currency forward contracts, which was partially offset by a $106,000 gain recognized from the sale of available-for-sale securities and $7,000 of dividend income received from investments in available-for-sale securities.

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2015 and the loss recognized in 2014 represent the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2015 and 2014 was approximately 35%, respectively.

Discontinued Operations

Net loss from discontinued operations was $162,000 in 2015 compared to $181,000 in 2014. The loss from discontinued operations during 2015 and 2014 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 13 – Commitments and Contingencies for further information concerning the environmental sites). The loss from discontinued operations during 2014 also includes the net loss of the Company’s formerly owned RFL business, which is classified as discontinued operations (see Note 16 – Discontinued Operations for further information).

Net Income

Net income was $2,546,000, or $0.61 per diluted share, for 2015 compared to $2,527,000, or $0.61 per diluted share, for 2014. The weighted average number of shares used in the diluted earnings per share computation was 4,160,000 and 4,161,000 for 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first three months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of March 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date. The 2014 Repurchase Plan superseded the 2010 Repurchase Plan.

The following table presents information related to the repurchases of common stock that the Company made during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2015	41,000	$37.99	41,000	379,000
February 2015	21,000	40.80	21,000	358,000
March 2015	27,000	40.32	27,000	331,000

Total	89,000	$39.37	89,000	331,000

(1)	The number of shares purchased pursuant to the 2014 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 13, 2015 (incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011). +

10.2 Fourth Amendment to Credit Agreement, dated March 25, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on March 26, 2015.

10.3 Fifth Amendment to Credit Agreement, dated May 5, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. *

31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

Date: May 6, 2015	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer
(Principal Accounting Officer)