Form 10-Q
period 2015-06-30
SL INDUSTRIES INC
filed 2015-08-04
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of July 24, 2015 was 3,960,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,979,000	$31,950,000
Receivables, net	35,080,000	33,966,000
Inventories, net	25,168,000	23,597,000
Other current assets	5,997,000	4,751,000
Deferred income taxes, net	5,334,000	6,105,000

Total current assets	79,558,000	100,369,000

Property, plant and equipment, net	11,160,000	8,070,000
Deferred income taxes, net	5,570,000	5,496,000
Goodwill	14,244,000	13,072,000
Other intangible assets, net	7,039,000	3,788,000
Other assets and deferred charges, net	988,000	981,000

Total assets	$118,559,000	$131,776,000

LIABILITIES
Current liabilities:
Accounts payable	$17,947,000	$19,285,000
Accrued income taxes	327,000	3,618,000
Accrued liabilities:
Payroll and related costs	5,036,000	4,880,000
Other	15,121,000	16,466,000

Total current liabilities	38,431,000	44,249,000

Deferred compensation and supplemental retirement benefits	1,131,000	1,427,000
Other long-term liabilities	5,055,000	8,779,000

Total liabilities	44,617,000	54,455,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,496,000 and 6,656,000 shares, respectively	1,299,000	1,331,000
Capital in excess of par value	16,828,000	22,747,000
Retained earnings	85,528,000	79,415,000
Accumulated other comprehensive (loss), net of tax	(995,000)	(638,000)
Treasury stock at cost, 2,535,000 and 2,512,000 shares, respectively	(28,718,000)	(25,534,000)

Total shareholders’ equity	73,942,000	77,321,000

Total liabilities and shareholders’ equity	$118,559,000	$131,776,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$50,719,000	$51,669,000	$97,403,000	$100,415,000
Cost and expenses:
Cost of products sold	33,926,000	34,156,000	65,186,000	67,370,000
Engineering and product development	2,386,000	2,671,000	5,170,000	5,534,000
Selling, general and administrative	8,639,000	8,021,000	16,653,000	15,275,000
Depreciation and amortization	629,000	525,000	1,218,000	1,029,000
Restructuring charges	—	—	—	463,000

Total cost and expenses	45,580,000	45,373,000	88,227,000	89,671,000

Income from operations	5,139,000	6,296,000	9,176,000	10,744,000
Other income (expense):
Amortization of deferred financing costs	(33,000)	(22,000)	(60,000)	(43,000)
Interest income	8,000	1,000	21,000	3,000
Interest expense	(5,000)	(6,000)	(11,000)	(14,000)
Other gain (loss), net	515,000	1,729,000	646,000	1,479,000

Income from continuing operations before income taxes	5,624,000	7,998,000	9,772,000	12,169,000
Income tax provision	1,914,000	2,653,000	3,354,000	4,116,000

Income from continuing operations	3,710,000	5,345,000	6,418,000	8,053,000
(Loss) income from discontinued operations, net of tax	(143,000)	183,000	(305,000)	2,000

Net income	$3,567,000	$5,528,000	$6,113,000	$8,055,000

Basic net income (loss) per common share
Income from continuing operations	$0.93	$1.29	$1.59	$1.95
(Loss) income from discontinued operations, net of tax	(0.04)	0.05	(0.08)	—

Net income	$0.89	$1.34	$1.51	$1.95

Diluted net income (loss) per common share
Income from continuing operations	$0.92	$1.28	$1.57	$1.93
(Loss) income from discontinued operations, net of tax	(0.04)	0.05	(0.08)	—

Net income	$0.88	$1.33	$1.49	$1.93

Shares used in computing basic net income (loss) per common share	3,994,000	4,138,000	4,043,000	4,133,000
Shares used in computing diluted net income (loss) per common share	4,033,000	4,168,000	4,095,000	4,163,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,567,000	$5,528,000	$6,113,000	$8,055,000
Other comprehensive income, net of tax:
Foreign currency translation	(225,000)	152,000	(357,000)	118,000
Net unrealized gain on available-for-sale securities	—	130,000	—	—
Net unrealized gain reclassified into income on sale of available-for-sale securities	—	(1,028,000)	—	(1,094,000)

Comprehensive income	$3,342,000	$4,782,000	$5,756,000	$7,079,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2015	2014
OPERATING ACTIVITIES:
Net income	$6,113,000	$8,055,000
Adjustment for loss (income) from discontinued operations	305,000	(2,000)

Income from continuing operations	6,418,000	8,053,000
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	995,000	746,000
Amortization	223,000	283,000
Amortization of deferred financing costs	60,000	43,000
Stock-based compensation	490,000	334,000
Excess tax benefit on stock compensation	(573,000)	—
(Gain) loss on foreign exchange contracts	(476,000)	221,000
Provisions for (recoveries of) losses on accounts receivable	34,000	(141,000)
Deferred compensation and supplemental retirement benefits	(84,000)	151,000
Deferred compensation and supplemental retirement benefit payments	(213,000)	(224,000)
Deferred income taxes	698,000	533,000
(Gain) on sale of available-for-sale securities	—	(1,691,000)
Changes in operating assets and liabilities, excluding the effect of business combinations and dispositions:
Accounts receivable	(117,000)	(3,802,000)
Inventories	(557,000)	199,000
Other assets	(1,281,000)	1,723,000
Accounts payable	(1,787,000)	2,547,000
Other accrued liabilities	(550,000)	(884,000)
Accrued income taxes	(2,576,000)	1,474,000

Net cash provided by operating activities from continuing operations	704,000	9,565,000
Net cash (used in) operating activities from discontinued operations	(4,780,000)	(2,636,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,076,000)	6,929,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,096,000)	(836,000)
Proceeds from sale of available-for-sale securities	—	4,054,000
Acquisition of a business	(9,000,000)	—
Purchases of other assets	(177,000)	(264,000)

Net cash (used in) provided by investing activities from continuing operations	(10,273,000)	2,954,000
Net cash (used in) investing activities from discontinued operations	—	(104,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,273,000)	2,850,000

FINANCING ACTIVITIES:
Payments of Senior Revolving Credit Facility	—	(1,000,000)
Payments of deferred financing costs	(36,000)	—
Repurchase and retirement of common stock	(6,796,000)	—
Treasury stock purchases	(3,511,000)	(106,000)
Proceeds from stock options exercised	140,000	—
Excess tax benefit on stock compensation	574,000	—

Net cash (used in) financing activities from continuing operations	(9,629,000)	(1,106,000)
Net cash (used in) financing activities from discontinued operations	—	(24,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(9,629,000)	(1,130,000)

Effect of exchange rate changes on cash	7,000	(22,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,971,000)	8,627,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,950,000	7,163,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,979,000	$15,790,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,000	$44,000
Income taxes	$5,312,000	$1,754,000

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

On November 17, 2014, SL Delaware Holdings, Inc. (“SL Delaware Holdings”), a wholly-owned subsidiary of the Company, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Hubbell Power Systems, Inc. (“Hubbell”), a subsidiary of Hubbell Incorporated, pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL Electronics Inc. (“RFL”). The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the accompanying consolidated statements of income for 2014, the consolidated statements of cash flows for 2014, and certain amounts in these notes to the consolidated financial statements related to 2014 have been recast to reflect the presentation of the results of operations and cash flows of the formerly owned RFL businesses as discontinued operations. Refer to Note 18, “Discontinued Operations”, for additional information regarding this transaction.

2. Receivables

Receivables consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Trade receivables	$34,427	$34,025
Less: allowance for doubtful accounts	(316)	(281)

Trade receivables, net	34,111	33,744
Recoverable income taxes	22	81
Other	947	141

Receivables, net	$35,080	$33,966

3. Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$19,701	$16,865
Work in process	4,478	4,584
Finished goods	3,468	4,232

Gross inventory	27,647	25,681
Less: allowances	(2,479)	(2,084)

Inventories, net	$25,168	$23,597

4. Other Current Assets

Other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid insurance	$649	$228
Taxes receivable (1)	1,887	299
RFL escrow (2)	2,000	2,000
Other	1,461	2,224

Other current assets	$5,997	$4,751

(1)	The increase in taxes receivable in 2015 was primarily due to an increase in TEAL Electronics Corp.’s (“TEAL”) value-added tax receivable related to activities in Mexico.
(2)	See Note 18 – Discontinued Operations for further information concerning the RFL escrow.

5. Income Per Share

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

There were no anti-dilutive options for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, 13,000 and 11,000 stock options were excluded from the dilutive computation, respectively, as the assumed shares repurchased under the treasury method would have been anti-dilutive.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders:
Basic net income available to common shareholders from continuing operations	$3,710	$5,345	$6,418	$8,053

Basic net (loss) income available to common shareholders from discontinued operations	$(143)	$183	$(305)	$2

Diluted net income available to common shareholders from continuing operations	$3,710	$5,345	$6,418	$8,053

Diluted net (loss) income available to common shareholders from discontinued operations	$(143)	$183	$(305)	$2

Shares:
Basic weighted average number of common shares outstanding	3,994	4,138	4,043	4,133
Common shares assumed upon exercise of stock options	39	30	52	30

Diluted weighted average number of common shares outstanding	4,033	4,168	4,095	4,163

Basic net income (loss) per common share:
Income from continuing operations	$0.93	$1.29	$1.59	$1.95
(Loss) income from discontinued operations, net of tax	(0.04)	0.05	(0.08)	—

Net income	$0.89	$1.34	$1.51	$1.95

Diluted net income (loss) per common share:
Income from continuing operations	$0.92	$1.28	$1.57	$1.93
(Loss) income from discontinued operations (net of tax)	(0.04)	0.05	(0.08)	—

Net income	$0.88	$1.33	$1.49	$1.93

6. Stock-Based Compensation

At June 30, 2015, the Company had stock-based employee compensation plans as described below. For the three and six months ended June 30, 2015, the total compensation expense (included in selling, general and administrative expense) related to these plans was $241,000 and $490,000 ($159,000 and $322,000 net of tax), respectively. For the three and six months ended June 30, 2014, the total compensation expense was $225,000 and $334,000 ($150,000 and $221,000, net of tax), respectively.

During the first quarter of 2015, the Company implemented a Long-Term Incentive Plan (the “2015 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2015 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2015 to December 2017 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2017 (100% of earned RSUs vest at December 31, 2017). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $39.17 per share based on the grant date of February 13, 2015. During the three and six months ended June 30, 2015, $20,000 and $34,000 was charged to compensation expense. As of June 30, 2015, total unamortized compensation expense for this grant was $231,000. As of June 30, 2015, the maximum number of achievable RSUs under the 2015 LTIP was 11,000 RSUs.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. Under the terms of the 2012 LTIP, 6,000 RSUs were earned and issued on February 27, 2015.

On May 12, 2014, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. All shares vested and were granted under this award on May 12, 2015.

On May 28, 2015, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $50,000 of stock compensation expense during the second quarter of 2015. As of June 30, 2015, total unamortized compensation expense for this grant was $520,000. The weighted-average price of these restricted stock grants was $38.00 per share based on the grant date of May 28, 2015. As of June 30, 2015, no shares were granted under this award.

Stock Options

Option activity under the principal option plans as of June 30, 2015 and changes during the six months ended June 30, 2015 were as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2014	184	$19.71	3.59	$3,540
Granted	—	—
Exercised	(58)	12.02
Forfeited	—	—
Expired	—	—

Outstanding as of June 30, 2015	126	$23.23	3.75	$2,111

Exercisable as of June 30, 2015	28	$13.36	2.82	$752

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2015 was $1,731,000. No options were exercised during the six months ended June 30, 2014.

As of June 30, 2015, $508,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

During 2015, 58,000 stock options were exercised at a gross exercise value of $692,000, of which 13,000 shares of common stock were delivered by the option holders as payment for the exercise price of stock options exercised. As a result, net cash received from option exercises for the six months ended June 30, 2015 was $140,000. No options were exercised during the six months ended June 30, 2014. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. The actual tax benefit realized for the tax deduction from option exercises of share-based payment arrangements totaled $616,000 for the six months ended June 30, 2015. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

7. Income Tax

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

For the six months ended June 30, 2015 and June 30, 2014, the estimated income tax rate from continuing operations was 34%.

During the three and six months ended June 30, 2015, the Company recorded additional benefits from state research and development tax credits of $47,000 and $94,000 respectively. During the three and six months ended June 30, 2014, the Company recorded additional benefits from state research and development tax credits of $61,000 and $122,000, respectively.

As of June 30, 2015, the Company’s gross research and development tax credit carryforwards totaled approximately $1,728,000. Of these credits, approximately $707,000 can be carried forward for 15 years and will expire between 2015 and 2030, and approximately $1,021,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of June 30, 2015 and December 31, 2014 of $887,000 and $865,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company adopted FASB Accounting Standard 2013-11 effective during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. As of June 30 2015, the Company reclassified $419,000 of its uncertain tax positions against its related deferred tax assets.

The Company has been examined by the Internal Revenue Service (the “IRS”) through the calendar year 2010. The federal and state income tax statutes are generally open for periods back to and including the calendar years 2011 and 2010, respectively. During the first quarter of 2015 the Company was contacted by the IRS to examine the calendar year 2013. The examination began in May 2015 and is expected to conclude during the second half of 2016.

It is reasonably possible that the Company’s gross unrecognized tax benefits, including interest, may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $255,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of June 30, 2015, the Company has a liability for unrecognized benefits of $265,000, $203,000, and $419,000 for federal, international, and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2015, and December 31, 2014, the Company has accrued approximately $101,000 and $81,000 for the payment of interest and penalties, respectively.

8. Recently Adopted and Issued Accounting Pronouncements

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

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements, which amends a number of Topics in the FASB Accounting Standards Codification,” which updates the Codification for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. All other amendments were effective immediately. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure inventory, excluding inventory measured using last-in, first out or the retail inventory method, at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements.

9. Acquisitions

Acquisition in Fiscal 2015

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of ITT Torque Systems, Inc. (“Torque Systems”), pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment (the “Torque Systems Acquisition”). The transaction was paid in cash. Torque Systems designs and manufactures engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. In connection with the Torque Systems Acquisition, SL Montevideo Technology, Inc. (“SL-MTI”) recorded direct acquisition costs of approximately $172,000 during the first six months of 2015, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS LLC (“SLMTI DS”), a subsidiary of SL-MTI, holds the assets acquired in the Torque Systems Acquisition.

At June 30, 2015, the financial statements reflect the preliminary purchase price allocation based on estimated fair values at the date of acquisition. The acquisition resulted in intangible assets of $3,343,000 and goodwill of $1,176,000, which is deductible for tax purposes (see Note 10 for additional information).

The Company continues to evaluate certain assets and liabilities related to the Torque Systems Acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets and liabilities acquired is expected to be completed during fiscal year 2015. The results from the acquisition date through June 30, 2015 are included in the SL-MTI segment.

Acquisition in Fiscal 2014

On July 25, 2014, the Company acquired certain assets and assumed certain liabilities of Dynetic Systems, Inc. (“Dynetic”), pursuant to an Asset Purchase Agreement for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000 (the “Dynetic Acquisition”). The transaction was paid in cash. The Asset Purchase Agreement also includes a possible earn-out, initially estimated at $310,000, which is comprised of annual payments based on sales of Dynetic products and sales to Dynetic customers over the period immediately following the date of the Dynetic Acquisition through December 31, 2017. Dynetic designed, developed and manufactured precision quality, instrument grade motion control products, and provided custom motor and motion control solutions to the aerospace, defense, medical, commercial and industrial markets. SLMTI DS holds the assets acquired in the Dynetic Acquisition.

As of June 30, 2015, the total liability for the estimated earn-out was $216,000. During the second quarter of 2015, the Company reversed $72,000 of previously recorded expense associated with the fiscal 2015 earn-out provision since it was deemed that the annual target would not be achieved. The Company has an accrual established for the annual 2016 and 2017 earn-out targets. The Dynetic results from the date of acquisition through June 30, 2015 are included in the SL-MTI segment.

Unaudited proforma financial information has not been presented for any of these acquisitions since the effects of the acquisitions were not material.

10. Goodwill And Intangible Assets

Intangible assets consist of the following:

		June 30, 2015			December 31, 2014
	Amortizable Life (years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1)	5 to 10	$6,913	$3,927	$2,986	$5,378	$3,858	$1,520
Patents (2)	5 to 20	1,514	1,231	283	1,501	1,223	278
Developed technology (1)	5 to 8	3,104	1,736	1,368	1,980	1,719	261
Trademarks	2	60	23	37	60	13	47
Backlog (1)	2	211	—	211	—	—	—
Non-compete agreements	5	11	2	9	11	1	10

Total amortized finite-lived intangible assets		11,813	6,919	4,894	8,930	6,814	2,116

Indefinite-lived intangible assets:
Trademarks (1)		2,145	—	2,145	1,672	—	1,672

Other intangible assets, net		$13,958	$6,919	$7,039	$10,602	$6,814	$3,788

(1)	On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of Torque Systems. Included in the purchase price allocation are customer relationships valued at $1,535,000 with an estimated useful life of 5 years, developed technology valued at $1,124,000 with an estimated useful of 8 years, backlog valued at $211,000 with an estimated life of 2 years, and an indefinite-lived trademark valued at $473,000. The total weighted-average amortization period of the Torque Systems intangible assets, excluding the indefinite-lived trademark, is approximately 6 years.
(2)	During 2015, MTE Corporation (“MTE”) capitalized $13,000 of legal fees related to a new patent application. The estimated useful life of the asset is 20 years.

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

Management has not identified any triggering events, as defined by ASC 350, during the six months ended June 30, 2015. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2015	$604
2016	$820
2017	$733
2018	$665
2019	$664

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended June 30, 2015 and June 30, 2014 was $53,000 and $92,000 respectively. Amortization expense related to intangible assets for the six months ended June 30, 2015 and June 30, 2014 was $105,000 and $183,000, respectively. Amortization expense related to software for the three months ended June 30, 2015 and June 30, 2014 was $60,000 and $51,000, respectively. Amortization expense related to software for the six months ended June 30, 2015 and June 30, 2014 was $118,000 and $100,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance December 31, 2014	Acquisitions	Foreign Exchange	Balance June 30, 2015
	(in thousands)
SL Power Electronics Corp.	$4,230	$—	$(4)	$4,226
High Power Group:
MTE Corporation	8,189	—	—	8,189
TEAL Electronics Corp.	—	—	—	—
SL-MTI	653	1,176	—	1,829

Goodwill	$13,072	$1,176	$(4)	$14,244

The following table reflects the components of goodwill as of June 30, 2015, and December 31, 2014:

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
	(in thousands)
SL Power Electronics Corp.	$4,226	—	$4,226	$4,230	—	$4,230
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
SL-MTI	1,829	—	1,829	653	—	653

Goodwill	$19,299	$5,055	$14,244	$18,127	$5,055	$13,072

11. Investments

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

During the six months ended June 30, 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,585,000 ($997,000 net of tax), and $1,691,000 ($1,063,000 net of tax), for the three and six months ended June 30, 2014. For the purpose of determining gross realized gains, the cost of securities sold was based on the first in, first out (FIFO) method. The Company had no available-for-sale securities as of June 30, 2015 and December 31, 2014.

12. Debt

The Company had no debt as of June 30, 2015 and December 31, 2014.

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

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s annual environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both the first operable unit (“OU-1”) and the second operable unit (“OU-2”) (see Note 15 for additional information). The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,141,000, excluding interest. As of June 30, 2015, the total liability under the letter of credit equaled $4,282,000. The letter of credit expires on June 10, 2016, and is renewed annually.

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

In connection with the Davall Acquisition, on July 24, 2015, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2012 Credit Facility. The Sixth Amendment amends the Credit Agreement in order to, among other things: (a) join Davall as a borrower under the 2012 Credit Facility, and (b) establish a $4,000,000 subline for loans funded in USD to be made available to Davall (see Note 26 for additional information).

The Company had no outstanding balance under the 2012 Credit Facility as of June 30, 2015 and December 31, 2014. At June 30, 2015, and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $39,544,000 and $39,527,000, respectively.

13. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Environmental	$8,769	$9,475
Warranty	931	1,176
Taxes (other than income) and insurance	598	879
Commissions	530	551
Foreign currency forward contracts	197	673
Other professional fees	620	496
Accrued customer incentive plans	363	414
Deferred compensation - current	265	265
Litigation and legal fees	123	91
Acquisition earn-out, current	—	32
Deferred revenue	103	44
Other	2,622	2,370

Accrued liabilities - other	$15,121	$16,466

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

The following is a summary of activity in accrued warranty and service liabilities:

June 30, 2015
(in thousands)
Liability, beginning of year	$1,176
Expense for new warranties issued	40
Accruals related to preexisting warranties (1)	(136)
Warranty claims paid	(149)

Liability, end of period	$931

(1)	During 2015, the Company reversed $136,000 of specific warranty reserves which were recognized in previous years. The specific warranty reserves were reversed primarily due to lower than anticipated customer warranty claims or due to the expiration of warranty periods.

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Environmental	$3,724	$7,384
Unrecognized tax benefits, interest and penalties	569	549
Long-term incentive plan	546	558
Acquisition earn-out, long-term	216	288

Other long-term liabilities	$5,055	$8,779

15. Commitments and Contingencies

The Company is involved in certain legal and regulatory actions. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on the Company’s financial condition or results of operations, except as described below.

Letters Of Credit: As of June 30, 2015 and December 31, 2014, the Company was contingently liable for $456,000 and $473,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

As of June 30, 2015 and December 31, 2014, the Company was contingently liable for $4,282,000 and $6,423,000, respectively, under an outstanding letter of credit issued to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2.

Litigation: The Company has been and is the subject of administrative actions that arise from its ownership of SL Surface Technologies, Inc. (“SurfTech”), a wholly-owned subsidiary, the assets of which were sold in November 2003. SurfTech formerly operated chrome-plating facilities in Pennsauken Township, New Jersey (the “Pennsauken Site”) and Camden, New Jersey (the “Camden Site”).

In 2006 the EPA named the Company as a potential responsible party (a “PRP”) in connection with the remediation of the Puchack Well Field, which has been designated as a Superfund Site. The EPA is remediating the Puchack Well Field Superfund Site in two separate operable units. The first operable unit (“OU-1”) consists of an area of chromium groundwater contamination in three aquifers that exceeds the selected cleanup standard. The second operable unit (“OU-2”) pertains to sites that are allegedly the sources of contamination for the first operable unit.

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

The Company has made three payments totaling $6,569,000 which includes interest, related to its obligation under the Consent Decree with the most recent payment being made on June 1, 2015. The fourth and fifth payments will be made on the anniversary of the prior year’s payment plus ten days in the amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial assurance is reduced annually as the fixed payments are made. Also, the financial instruments did not affect the Company’s availability under its Credit facility (see Note 12 Debt).

The Company’s consultants performed a significant amount of work at the Pennsauken Site during 2015, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and have been excavating and treating the impacted soils as required. The Company’s consultants have been providing the EPA with progress reports on a monthly basis. The Company expects to incur significant remediation costs for the remainder of 2015, which have been accrued.

During the third quarter of 2012, the Company’s legal counsel was notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand was for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000. Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000 to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. On June 29, 2015 the Company’s legal counsel received a letter from New Jersey’s Deputy Attorney General rejecting the Company’s counter offer, but stated that the matter was open for further negotiations. The Company is standing by its original defenses and has opened a dialogue with the New Jersey Deputy Attorney General.

Other

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI intends to vigorously defend the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. The complaint is currently in the discovery phase.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $12,493,000, of which $3,724,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of June 30, 2015. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the third quarter of 2015, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented in the third quarter of 2015. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented in 2016 following the soil remediation mentioned above.

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

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act (“ISRA”), which applies to New Jersey statutorily, defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern, including the sampling of on-site soils and installation and sampling of temporary groundwater wells, which is anticipated to occur during the third quarter of 2015. Also, the Company’s LSRP anticipates that an ecological evaluation of the pond and installation of permanent groundwater monitoring wells will be conducted by the end of second quarter 2016. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by November 17, 2016 under a one-year filing extension with the NJDEP. Based on the outcome of the Preliminary assessment and Site Investigation, the Company may be obligated to perform additional investigation or remediation.

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

As of June 30, 2015 and December 31, 2014, environmental accruals of $12,493,000 and $16,859,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 13 and 14 for additional information).

16. Segment Information

The Company has historically operated under four business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, SL-MTI and RFL. On November 17, 2014, the Company completed the sale of all the issued and outstanding capital stock of RFL and classified the results of operations of its RFL segment as discontinued operations. As a result, the Company currently operates under three business segments from continuing operations: SLPE, the High Power Group, and SL-MTI. TEAL Electronics Corp. (“TEAL”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.” Business units are also combined if they have similar characteristics in each of the following areas:

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

The unaudited comparative results for the three and six month periods ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales
SLPE	$18,296	$19,099	$34,444	$36,683
High Power Group	19,149	22,452	38,142	42,762
SL-MTI	13,274	10,118	24,817	20,970

Net sales	$50,719	$51,669	$97,403	$100,415

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Income from operations
SLPE	$2,023	$2,293	$3,724	$3,232
High Power Group	2,436	3,921	4,886	6,838
SL-MTI	2,555	1,808	4,409	3,903
Unallocated Corporate Expenses (1)	(1,875)	(1,726)	(3,843)	(3,229)

Income from operations	$5,139	$6,296	$9,176	$10,744

(1)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges and certain legacy costs.

Total assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Total assets
SLPE	$34,900	$34,989
High Power Group	35,308	33,306
SL-MTI	34,152	22,752
Unallocated Corporate Assets	14,199	40,729

Total assets	$118,559	$131,776

Goodwill and other intangible assets, net, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,526	$4,530
High Power Group	9,843	9,839
SL-MTI	6,914	2,491

Goodwill and other intangible assets, net	$21,283	$16,860

17. Retirement Plans and Deferred Compensation

During the six months ended June 30, 2015 and June 30, 2014, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, the High Power Group, including TEAL and MTE, SL-MTI, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $132,000 and $271,000 during the three and six months ended June 30, 2015 compared to $123,000 and $316,000 during the three and six months ended June 30, 2014. The decrease in 2015 was primarily due to the utilization of forfeitures within the plan to offset the Company’s cost.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 8% to 12%. The amount recognized in connection with these agreements amounted to net income of $197,000 and $84,000 for the three month and six month periods ended June 30, 2015, primarily due to a reversal of a deferred compensation accrual in the second quarter of 2015 due to the death of a pensioner. The amount charged to expense in connection with these agreements amounted to $87,000 and $151,000 for the three month and six month periods ended June 30, 2014.

18. Discontinued Operations

The results of total (loss) income from discontinued operations for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
(Loss) income from discontinued operations before income taxes:
Divested operations – RFL	$—	$477	$—	$411
Environmental costs	(236)	(210)	(502)	(436)

Total (loss) income from discontinued operations before income taxes	$(236)	$267	$(502)	$(25)

(Loss) income from discontinued operations, net of tax:
Divested operations – RFL	$—	$310	$—	$267
Environmental costs	(143)	(127)	(305)	(265)

Total (loss) income from discontinued operations, net of tax	$(143)	$183	$(305)	$2

The loss from discontinued operations due to environmental costs in 2015 and 2014 is related to remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 15 – Commitments and Contingencies for further information concerning the environmental sites).

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

The results of the discontinued operations for RFL for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Net sales	$5,080	$8,919
Costs and expenses:
Cost of products sold	2,530	4,493
Engineering and product development	426	861
Selling, general and administrative	1,534	2,904
Depreciation and amortization	111	221

Total cost and expenses	4,601	8,479

Income from operations	479	440
Other income (expense):
Interest expense	(2)	(29)

Income from discontinued operations before income taxes	477	411
Income tax provision	167	144

Income from discontinued operations, net of tax	$310	$267

In the Consolidated Statements of Cash Flows for the six months ended June 30, 2014, environmental costs and the financial results of the RFL segment were included in net cash (used in) operating activities from discontinued operations. The financial results of the RFL segment were included in net cash (used in) investing activities from discontinued operations and net cash (used in) financing activities from discontinued operations.

19. Fair Value Measurement and Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
	(in thousands)
Liabilities
Derivative financial instruments	$—	$197	$—	$197

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Liabilities
Derivative financial instruments	$—	$673	$—	$673

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, accounts payable, and accrued liabilities) approximate their reported carrying amounts.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2015 and December 31, 2014.

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

20. Derivative Instruments and Hedging Activities

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

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of June, 2015, the fair value of the foreign currency forward contracts was recorded as a $197,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $673,000 liability in other current liabilities on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of June 30, 2015.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	17	MXN	104,741
Chinese Yuan (CNH) Forward Contracts	14	CNH	75,026

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three and six months ended June 30, 2015 and June 30, 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivative	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
		(in thousands)	(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$345	$142

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivative	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
		(in thousands)	(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$476	$(221)

21. Other Gain (Loss), net

Other gain (loss), net for the six months ended June 30, 2015 includes a $476,000 unrealized gain on foreign currency forward contracts (see Note 20 – Derivative Instruments and Hedging Activities for further information) and $170,000 of net foreign currency transaction gains. The primary driver of the net foreign currency transaction gains were the fluctuations in the value of the USD to CNH. Other gain (loss), net for the six months ended June 30, 2014 includes a $1,691,000 gain recognized from the sale of available-for-sale securities (see Note 11 – Investments for further information) and $9,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $221,000 unrealized loss on foreign currency forward contracts.

22. Supplemental Cash Flow Information

For the six months ended June 30, 2015 and June 30, 2014, net cash used in operating activities from discontinued operations was $4,780,000 and $2,636,000, respectively. In 2015, net cash used in operating activities from discontinued operations was primarily related to environmental payments. In 2014, net cash used in operating activities from discontinued operations was primarily related to environmental payments previously mentioned, which was partially offset by an add back of depreciation and amortization expense associated with the formerly owned RFL segment (see Note 18 for additional information).

For the six months ended June 30, 2014, net cash used in investing activities from discontinued operations was $104,000. In 2014, net cash used in investing activities from discontinued operations was related to purchases of property, plant and equipment by the Company’s formerly owned RFL segment.

23. Shareholders’ Equity

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

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of June 30, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date.

24. Related Party Transactions

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

25. Restructuring Costs

2014 Restructuring Plan

During the first quarter of 2014, the Company announced to its employees a restructuring plan (“2014 Restructuring Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees at TEAL, which is part of the High Power Group. As of June 30, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014. No restructuring activity was recognized during 2015.

26. Subsequent Events

Acquisition

On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall Gears, LTD. (“Davall”) pursuant to a Share Purchase Agreement for a purchase price of £13,000,000, which is approximately $20,267,000 at the exchange rates then in effect, subject to certain adjustments (the “Davall Acquisition”). The transaction was paid in cash and borrowings under the Company’s 2012 Credit Facility. Davall, headquartered in Welham Green, Hatfield, Hertfordshire, United Kingdom, is a manufacturer of custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. Davall specializes in the design and manufacture of high precision, “special form” geometry gearing, and Spiradrive™ gear systems. SL-MTI holds the assets acquired and liabilities assumed in the Davall Acquisition.

Non-binding proposal to acquire SL Industries

On June 18, 2015, the independent members of the Company’s Board of Directors received a non-binding proposal from Handy & Harman Ltd. (“H&H”), a publicly-traded NASDAQ company and an affiliate of Steel Partners Holdings L.P. (“Steel”), to acquire all the outstanding shares of common stock of the Company, through an appropriate acquisition entity, for a price of $43.00 to $45.00 per share (subject to limited confirmatory due diligence). The proposal contemplates that the Company’s stockholders other than Steel would be able to elect to receive cash or stock of H&H (with Steel electing to receive all stock), subject to proration so that the aggregate consideration consists of 55% cash and 45% H&H stock.

The Company’s Board of Directors has established a Special Committee of the Board (the “Special Committee”) comprising independent directors, which has been authorized, among other things, to evaluate the proposal. The Special Committee will review and consider the proposal carefully in due course, consistent with its fiduciary duties to act in the best interest of stockholders. As of August 4, 2015, no decision has been made by the Special Committee with respect to a response.

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

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, and power quality electromagnetic equipment that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold OEMs, and, to a lesser extent, to commercial distributors. The Company is comprised of three domestic business segments, all of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

In the sections that follow, statements with respect to the quarter ended 2015 or six months ended 2015 refer to the three month and six month periods ended June 30, 2015. Statements with respect to the quarter ended 2014 or six months ended 2014 refer to the three month and six month periods ended June 30, 2014. Also, statements with respect to operating costs refer to engineering and product development costs, selling, general and administrative costs and depreciation and amortization (“operating costs”).

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

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of Torque Systems, Inc., pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment. The transaction was paid in cash. Torque Systems designs and manufactures engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. In connection with the Torque Systems Acquisition, SL-MTI recorded direct acquisition costs of approximately $172,000 during the first six months of 2015, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS, a subsidiary of SL-MTI, holds the assets acquired in the Torque Systems Acquisition. The results from the acquisition date through June 30, 2015 are included in the SL-MTI segment.

During the second quarter of 2013, the Company reached an agreement with both the United States DOJ and EPA related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,173,000, which included interest. The remaining two payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest.

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of June 30, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date.

Business Trends

Demand for the Company’s products and services decreased during 2015 compared to 2014. Sales for the six months ended June 30, 2015, decreased by $3,012,000 or 3%, and income from operations decreased by $1,568,000, or 15%.

Sales decreased during the six months ended June 30, 2015 due to decreases at the High Power Group and SLPE, which were partially offset by an increase at SL-MTI. The sales decrease at the High Power Group was primarily due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. The sales decrease at SLPE was primarily attributable to SLPE’s current strategy to exit certain low margin business while developing new products at higher margins. The sales increase at SL-MTI included $2,174,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014, and $681,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015.

Income from operations decreased during the six months ended June 30, 2015 due to a decrease at the High Power Group, which was partially offset by increases at SL-MTI and SLPE. In addition, Unallocated Corporate Expenses increased in 2015 compared to 2014.

During the six months ended June 30, 2015, the Company’s backlog increased to $72,088,000 from $68,215,000 for the same period in the prior year, for a change of 6% on a comparative basis. The increase in backlog in 2015 was attributable to SL-MTI and SLPE, who recorded 17% and 2% increases, respectively. The increase in backlog was partially offset by a decrease at the High Power Group of 17%. The Company’s net new orders for the six months ended June 30, 2015 decreased by 9%, compared to the six months ended June 30, 2014.

The Company’s management is taking numerous actions to improve sales through the deployment of growth tools aimed at identifying attractive market segments and penetrating those markets through aggressive new product introduction. The Company is also identifying and penetrating selected geographic opportunities and continues to pursue strategic alternatives, including selective acquisitions. The Company emphasizes lean initiatives at all of its facilities in manufacturing as well as in finance and administration.

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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the six month periods ended 2015 and 2014 by approximately 0.4% and 0.3%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 0.9% and 0.8% of gross trade receivables as of June 30, 2015 and December 31, 2014.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of June 30, 2015 and December 31, 2014 were $10,904,000 and $11,601,000, respectively, net of valuation allowances of $2,859,000 and $1,720,000 as of June 30, 2015 and December 31, 2014, respectively. The 2015 and 2014 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits, excluding interest and penalties, as of June 30, 2015 and December 31, 2014 was $887,000 and $865,000, respectively. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of June 30, 2015 and December 31, 2014, the Company reported accrued interest and penalties related to unrecognized tax benefits of $101,000 and $81,000, respectively. For additional disclosures related to accounting for income taxes, see Note 11 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants and legal counsel. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 15. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

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

There were no impairment charges for the six months ended 2015 and 2014. As of June 30, 2015 and December 31, 2014, goodwill totaled $14,244,000 and $13,072,000, representing 12% and 10% of total assets, respectively.

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

Liquidity And Capital Resources

	June 30, 2015	December 31, 2014	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$7,979	$31,950	$(23,971)	(75%)
Working capital	$41,127	$56,120	$(14,993)	(27%)
Shareholders’ equity	$73,942	$77,321	$(3,379)	(4%)

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

At June 30, 2015, the Company reported $7,979,000 of cash, compared to $31,950,000 of cash and cash equivalents as of December 31, 2014. Cash and cash equivalents decreased in 2015 primarily due to $10,273,000 of cash used in investing activities, $9,629,000 of cash used in financing activities, and $4,780,000 of cash used in operating activities from discontinued operations, which were partially offset by $704,000 of cash provided by operating activities from continuing operations.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2015 was $704,000 as compared to net cash provided by operating activities from continuing operations of $9,565,000 during the six month period ended June 30, 2014. The primary source of cash from operating activities from continuing operations for the six month period ended June 30, 2015 was income from continuing operations of $6,418,000. This source of cash from operating activities was partially offset by a decrease in accrued income taxes of $2,576,000, a decrease in accounts payable of $1,787,000, and an increase in other assets of $1,281,000. The decrease in accrued income taxes during 2015 was primarily due to a tax payment related to the gain from the sale of the company’s RFL subsidiary, which was recognized during the fourth quarter of 2014. The largest decrease in accounts payable occurred at TEAL, which is part of the High Power Group, due to decreased inventory purchases during June 2015. The increase in other assets was primarily due to an increase in TEAL’s value-added tax receivable related to activities in Mexico.

Net cash provided by operating activities from continuing operations during the six month period ended June 30, 2014 was $9,565,000. The primary sources of cash from operating activities for the six month period ended June 30, 2014 were income from continuing operations of $8,053,000, an increase in accounts payable of $2,547,000, a decrease in other assets of $1,723,000, and an increase in accrued income taxes of $1,474,000. In addition, depreciation and amortization expense of $1,029,000, non-cash stock based compensation of $334,000, and an unrealized loss on foreign exchange contracts of $221,000 were added to income from continuing operations. All of the Company’s operating segments recorded increases in accounts payable. The increase in accounts payable was primarily due to increased sales and related inventory purchases to meet customer demand during 2014. The decrease in other assets was primarily due to the sale of available-for-sale securities and the collection of prepaid value-added tax in China during 2014. The increase in accrued income taxes was primarily due to an increase in income from continuing operations before income taxes coupled with a realized gain from the sale of common stock classified as available-for-sale securities during 2014. These sources of cash from operating activities were partially offset by a $3,802,000 increase in accounts receivable, a gain from the sale of common stock classified as available-for-sale securities of $1,691,000, and an $884,000 decrease in other accrued liabilities. The largest increases in accounts receivable occurred at TEAL and MTE, which comprise the High Power Group, and SL-MTI. The increases at TEAL, MTE, and SL-MTI were primarily due to increases in sales during the second quarter of 2014 as compared to the fourth quarter of 2013. The increase at the SL-MTI was also due to strong collections during December 2013. The decrease in other accrued liabilities was primarily due to the payment of 2013 bonuses during March 2014.

Net cash used in operating activities from discontinued operations during the six month period ended June 30, 2015 was $4,780,000 as compared to net cash used in operating activities from discontinued operations of $2,636,000 during the six month period ended June 30, 2014. Cash used in operating activities from discontinued operations during 2015 and 2014 was primarily related to payments of $2,173,000 and $2,211,000, which included interest, for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1 according to the terms set forth in the Consent Decree (See Note 15 – Commitments and Contingencies for the terms and conditions of the Consent Decree). The remaining payments in 2015 were related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites. The remaining payments in 2014 were related to remediation costs, consulting fees, and legal expenses previously mentioned, which were partially offset by an add back of depreciation and amortization expense associated with the formerly owned RFL segment.

Net cash used in investing activities during the six month period ended June 30, 2015 was $10,273,000 as compared to net cash provided by investing activities of $2,850,000 during the six month period ended June 30, 2014. Net cash used in investing activities during 2015 was related to the Torque Systems Acquisition of $9,000,000, purchases of property, plant and equipment of $1,096,000, and for the purchase of other assets of $177,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Cash provided by investing activities during 2014 was primarily related to the proceeds from the sale of common stock classified as available-for-sale securities of $4,054,000, which was partially offset by purchases of property, plant and equipment of $836,000 and for the purchase of other assets of $264,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of a patent from a third party at MTE and the purchase of software. Cash used in investing activities during 2014 also included $104,000 of cash used in discontinued operations, which were related to purchases of property, plant and equipment associated with the formerly owned RFL segment.

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities Torque Systems, Inc., pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment. The Torque Systems Acquisition was paid in cash.

Net cash used in financing activities during the six month period ended June 30, 2015 was $9,629,000 as compared to net cash used in financing activities of $1,130,000 during the six month period ended June 30, 2014. Net cash used in financing activities during 2015 was primarily related to the repurchase and retirement of common stock pursuant to the Company’s Tender Offer of $6,796,000, including transaction costs, and $3,511,000 of payments made for the purchase of Company stock pursuant to the Company’s 2014 Repurchase Plan (described in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Cash used in financing activities during 2014 was primarily related to $1,000,000 of payments under the 2012 Credit Facility and the purchase of Company stock pursuant to the Company’s 2010 share repurchase plan (“2010 Repurchase Plan”) in the amount of $106,000. The 2010 Repurchase Plan was superseded by the 2014 Repurchase Plan.

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

On May 5, 2015, the Company entered into the Fifth Amendment to the 2012 Credit Facility. The Fifth Amendment amends the Credit Agreement in order to, among other things: (a) provide greater flexibility for acquisitions outside of the U.S., and (b) permit one of the Company’s subsidiaries to participate in a quick pay discount program with a major customer.

In connection with the Davall Acquisition, on July 24, 2015, the Company entered into the Sixth Amendment to the 2012 Credit Facility. The Sixth Amendment amends the Credit Agreement in order to, among other things: (a) join Davall as a borrower under the 2012 Credit Facility, and (b) establish a $4,000,000 subline for loans funded in USD to be made available to Davall (see Note 26 for additional information).

As of June 30, 2015 and December 31, 2014, the Company had no outstanding debt, respectively. At June 30, 2015 and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $39,544,000 and 39,527,000, respectively. The Company’s current ratio was 2.07 to 1 at June 30, 2015 and 2.27 to 1 at December 31, 2014.

Capital expenditures from continuing operations were $1,096,000 in 2015, which represented an increase of $260,000 from the capital expenditure levels of 2014. The Company anticipates spending approximately $2,800,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology during the remainder of 2015. The 2015 capital additions are expected to be funded primarily through cash from operating activities.

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

Contractual Obligations

The following is a summary of the Company’s contractual obligations at June 30, 2015 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$1,065	$2,330	$685	$324	$4,404
Payments to EPA(1)	2,176	2,158	—	—	4,334
Letters of credit (2)	456	—	—	—	456

	$3,697	$4,488	$685	$324	$9,194

(1)	On May 28, 2013 a letter of credit was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2. In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,173,000, which included interest. The remaining two payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 15 – Commitments and Contingencies for the terms and conditions of the Consent Decree).
(2)	As of June 30, 2015, the Company was contingently liable for an outstanding letter of credit issued for casualty insurance requirements. The letter of credit has a maximum maturity of twelve months from the date of issuance.

The previous table excludes the Company’s gross liability for uncertain tax positions of $887,000 including accrued interest and penalties, which totaled $101,000 as of June 30, 2015, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of June 30, 2015, inventory purchase commitments for copper totaled $1,195,000. As of June 30, 2015, no purchase commitments for copper were greater than six months.

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

Results of Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

The tables below show the comparisons of net sales and income from operations for the quarter ended June 30, 2015 (“2015”) and the quarter ended June 30, 2014 (“2014”):

	Net Sales
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$18,296	$19,099	$(803)	(4%)
High Power Group	19,149	22,452	(3,303)	(15)
SL-MTI	13,274	10,118	3,156	31

Net Sales	$50,719	$51,669	$(950)	(2%)

	Income from Operations
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ Variance From Same Quarter Last Year	% Variance From Same Quarter Last Year
	(in thousands)
SLPE	$2,023	$2,293	$(270)	(12%)
High Power Group	2,436	3,921	(1,485)	(38)
SL-MTI	2,555	1,808	747	41
Unallocated Corporate Expenses	(1,875)	(1,726)	(149)	(9)

Income from Operations	$5,139	$6,296	$(1,157)	(18%)

During 2015, consolidated net sales decreased by $950,000 or 2%, compared to net sales during the second quarter of 2014. When compared to 2014, net sales of SLPE decreased by $803,000, or 4%; net sales of the High Power Group decreased by $3,303,000, or 15%; and net sales of SL-MTI increased by $3,156,000 or 31%. During 2015, SL-MTI benefited from $1,238,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014, and $681,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015.

In 2015, the Company’s income from operations decreased by $1,157,000 or 18%, when compared to 2014. Income from operations was 10% of net sales in 2015 compared to 12% of net sales in 2014. All of the Company’s operating entities recorded income from operations in 2015 and 2014. Unallocated Corporate Expenses increased by $149,000 or 9%, in 2015 compared to 2014. In addition, income from operations for SL-MTI was negatively impacted by $172,000 of direct acquisition costs that were recognized during the second quarter of 2015 associated with the Torque Systems Acquisition.

Income from continuing operations in 2015 was $3,710,000 or $0.92 per diluted share, compared to income from continuing operations in 2014 of $5,345,000, or $1.28 per diluted share. Income from continuing operations was approximately 7% of net sales in 2015 compared to 10% in 2014.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $18,296,000 or 36% of consolidated net sales in 2015, compared to $19,099,000, or 37% of consolidated net sales in 2014. The decrease in net sales at SLPE was primarily due to a decrease in sales in the medical product line. The decrease in the medical product line was primarily due to a decrease in sales to several domestic and international OEMs, as well as the Company’s current strategy to exit certain low margin business. Domestic sales were relatively flat while international sales decreased by 23% during 2015. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2015 and 2014, also negatively affected net sales.

SLPE reported income from operations of $2,023,000 in 2015, compared to $2,293,000 in 2014. Income from operations decreased in 2015 primarily due to a 4% decrease in net sales, which was partially offset by a 1% increase in operating costs. Operating costs increased due to an increase in selling, general and administrative expenses of $82,000, or 3%, and an increase in depreciation and amortization expenses of $46,000, or 26%. The increase in operating expenses was partially offset by a decrease in engineering and product development costs of $96,000, or 8%. Cost of products sold as a percentage of net sales were relatively flat during 2015.

High Power Group

The High Power Group reported net sales of $19,149,000 or 38% of consolidated net sales in 2015, compared to $22,452,000, or 43% of consolidated net sales in 2014. The decrease in net sales during 2015 was due to a decrease at MTE of $2,621,000, or 21%, and a decrease at TEAL of $682,000, or 7%.

MTE’s sales decrease during 2015 was primarily attributable to a decrease in filter sales, which was primarily due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. Domestic sales decreased by 23% and international sales decreased by 14%.

The decrease in net sales at TEAL was primarily due to a decrease in sales to a large international customer in the semi-conductor market and a decrease in sales to a large domestic customer in the solar industry. The decrease in net sales was partially offset by an increase in sales to a large domestic customer in the military and aerospace industry, and an increase in sales in the medical equipment imaging market primarily due to an increase in new product sales to a large international customer. Domestic sales increased by 9% while international sales decreased by 24% during 2015.

The High Power Group reported income from operations of $2,436,000 in 2015, compared to $3,921,000 in 2014. The decrease in income from operations during 2015 was due to a decrease at MTE of $1,317,000 and a decrease at TEAL of $168,000. Income from operations decreased in 2015 primarily due to a 15% decrease in sales, a 2% increase in cost of products sold as a percentage of net sales, and a 1% increase in operating costs. Operating costs increased due to an increase in engineering and product development costs of $50,000, or 7%, and an increase in selling, general and administrative expenses of $37,000, or 2%, which were partially offset by a decrease in depreciation and amortization expenses $45,000, or 22%.

SL-MTI

SL-MTI recorded net sales of $13,274,000, or 26% of consolidated net sales in 2015, compared to $10,118,000, or 20% of consolidated net sales in 2014. During 2015, SL-MTI benefited from $1,238,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014, and $681,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015. As a result, comparable sales, net of the acquisitions, increased by $1,237,000, or 12%, during 2015 as compared to 2014. Excluding the acquisitions, the increase in net sales was primarily due to a large domestic customer order in the commercial aerospace industry. The increase in sales was also due to an increase in net sales to the military industry primarily due to a general increase in demand for military components in the domestic and international markets. The increase in sales was partially offset by a decrease in the industrial product line primarily due to a decrease in sales to a large domestic customer and a decrease in downhole exploration sales in the domestic oil and gas market. Excluding the Dynetic Acquisition and Torque Systems Acquisition, domestic sales increased by 16% while international sales decreased by 8% during 2015.

SL-MTI reported income from operations of $2,555,000 in 2015, compared to $1,808,000 in 2014. Income from operations increased by $747,000 in 2015 primarily due to a 31% increase in sales, which was partially offset by a 1% increase in cost of products sold as a percentage of net sales and a 13% increase in operating costs. Operating costs increased by $212,000 during 2015 due to an increase selling, general and administrative expenses of $346,000, or 41%, which were primarily related to Torque Systems direct acquisition costs and other integration costs. The increase in operating costs was also due to an increase in depreciation and amortization expenses of $105,000, or 79%, primarily related to the Dynetic Acquisition. The increase in operating costs was partially offset by a decrease in engineering and product development costs of $239,000, or 36%.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2015, compared to 66% for the quarter ended 2014. Cost of products sold as a percentage of net sales increased 1% while net sales decreased 2% during 2015.

The High Power Group and SL-MTI each recorded an increase in cost of products sold as a percentage of net sales, while costs of products as a percentage of net sales at SLPE was relatively flat during 2015. Cost of products sold as a percentage of net sales at the High Power Group increased by approximately 2% during 2015 due to a 3% increase at MTE, which was partially offset by a 1% improvement at TEAL. The increase in cost of products sold as a percentage of net sales at MTE was primarily due to an unfavorable product mix. The improvement in cost of products sold as a percentage of net sales at TEAL was primarily due to decreased material costs and a shift in production to lower cost regions, which were partially offset by an unfavorable product mix. SL-MTI recorded a 1% increase in its cost of products sold as a percentage of net sales during 2015. Excluding the Dynetic Acquisition and Torque Systems Acquisition, SL-MTI’s cost of products sold as a percentage of net sales would have further increased due to an increase in supplies costs, scrap costs, and costs of quality. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 5% of net sales in 2015 and 2014. Engineering and product development expenses decreased by $285,000, or 11%, during the second quarter of 2015 primarily due to a decrease of $239,000 at SL-MTI and a decrease of $96,000 at SLPE. The decrease in engineering and product development costs at SL-MTI was primarily due to a decrease in prototype materials expense. The decrease in engineering and product development costs at SLPE was primarily due to lower compensation costs as a result of decreased headcount. The decrease in engineering and product development costs were offset by an increase of $50,000 at the High Power Group. The increase in engineering and product development costs at the High Power Group was primarily due to an increase in consulting expenses and prototype materials expense at TEAL. Engineering and product development costs at MTE were relatively flat during 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2015, compared to 16% in 2014. During 2015, selling, general and administrative expenses increased by $618,000, or 8%, while sales decreased by 2%.

SL-MTI recorded an increase in selling, general and administrative expenses of $346,000 primarily due to direct acquisition, integration and other costs related to the Torque Systems Acquisition. SLPE recorded an increase in selling, general and administrative expenses of $82,000 primarily due to an increase in commissions and consulting fees. The High Power Group recorded a $37,000 increase in selling, general and administrative expenses primarily due to an increase at TEAL. The increase at TEAL was primarily due to an increase in payroll and other compensation costs. Unallocated Corporate Expenses increased by $149,000 primarily due to an increase in consulting fees, which were partially offset by the reversal of a deferred compensation accrual due to the death of a pensioner.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2015 were $629,000, an increase of $104,000, or 20%, compared to depreciation and amortization expenses in 2014. The increase was primarily due to a $105,000 increase at SL-MTI related to the Dynetic Acquisition, which was completed on July 25, 2014.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2015 and 2014, the amortization of deferred financing costs equaled $33,000 and $22,000, respectively.

Interest Income

Interest income was $8,000 in 2015 and $1,000 in 2014. During the fourth quarter of 2014, the Company opened a performance money market account. As of June 30, 2015, the performance money market account reported a balance of $3,873,000 and earned $7,000 of interest income. Interest income during 2015 and 2014 also included $1,000 of interest income earned on other deposit accounts.

Interest Expense

Interest expense was $5,000 in 2015 and $6,000 in 2014. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility of as of June 30, 2015 and June 30, 2014.

Other Gain (Loss), net

Other gain (loss), net in 2015 was a net gain of $515,000 compared to a net gain of $1,729,000 in 2014. Other gain (loss), net in 2015 included a $345,000 gain on foreign currency forward contracts and $170,000 of net foreign currency transaction gains. The primary driver of the net foreign currency transaction gains were the fluctuations in the value of the USD to CNH. Other gain (loss), net in 2014 was primarily due to a $1,585,000 gain recognized from the sale of available-for-sale securities and $142,000 unrealized gain on foreign currency forward contracts.

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gains recognized in 2015 and 2014 represent the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2015 was approximately 34% compared to approximately 33% during 2014. The increase in the effective tax rate was primarily due to the recognition of a benefit on foreign tax losses in 2014 with no comparable benefit recognized in 2015.

Discontinued Operations

Net loss from discontinued operations was $143,000 in 2015 compared to net income of $183,000 in 2014. The loss from discontinued operations during 2015 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 15 – Commitments and Contingencies for further information concerning the environmental sites). Income from discontinued operations during 2014 includes the net earnings of the Company’s formerly owned RFL business, which is classified as discontinued operations (see Note 18 – Discontinued Operations for further information). The earnings associated with RFL during 2014 were partially offset by environmental remediation costs, consulting fees, and legal expenses previously mentioned.

Net Income

Net income was $3,567,000, or $0.88 per diluted share, for 2015 compared to $5,528,000, or $1.33 per diluted share, for 2014. The weighted average number of shares used in the diluted earnings per share computation was 4,033,000 and 4,168,000 for 2015 and 2014, respectively.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

The tables below show the comparisons of net sales and income from operations for the six months ended June 30, 2015 (“2015”) and the six months ended June 30, 2014 (“2014”):

	Net Sales
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$34,444	$36,683	$(2,239)	(6%)
High Power Group	38,142	42,762	(4,620)	(11)
SL-MTI	24,817	20,970	3,847	18

Net Sales	$97,403	$100,415	$(3,012)	(3%)

	Income from Operations
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ Variance From Same Period Last Year	% Variance From Same Period Last Year
	(in thousands)
SLPE	$3,724	$3,232	$492	15%
High Power Group	4,886	6,838	(1,952)	(29)
SL-MTI	4,409	3,903	506	13
Unallocated Corporate Expenses	(3,843)	(3,229)	(614)	(19)

Income from Operations	$9,176	$10,744	$(1,568)	(15%)

During 2015, consolidated net sales decreased by $3,012,000 or 3%, compared to net sales during 2014. When compared to 2014, net sales of SLPE decreased by $2,239,000, or 6%; net sales of the High Power Group decreased by $4,620,000 or 11%; and net sales of SL-MTI increased by $3,847,000 or 18%. During 2015, SL-MTI benefited from $2,174,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014, and $681,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015.

In 2015, the Company’s income from operations decreased by $1,568,000, or 15%, compared to 2014. Income from operations was 9% of net sales in 2015 compared to 11% of net sales in 2014. All of the Company’s operating entities recorded income from operations in 2015 and 2014. Unallocated Corporate Expenses increased by $614,000 or 19%, in 2015 compared to 2014. In addition, income from operations for SL-MTI was negatively impacted by $172,000 of direct acquisition costs that were recognized during 2015 associated with the Torque Systems Acquisition.

Income from continuing operations in 2015 was $6,418,000 or $1.57 per diluted share, compared to income from continuing operations in 2014 of $8,053,000, or $1.93 per diluted share. Income from continuing operations was approximately 7% of net sales in 2015 and 8% of net sales 2014.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $34,444,000 or 35% of consolidated net sales in 2015, compared to $36,683,000, or 36% of consolidated net sales in 2014. The decrease in net sales at SLPE was primarily due to a decrease in sales in the medical product line, which was partially offset by an increase in sales in the industrial product line and an increase in sales in the data communications product line. The decrease in the medical product line was primarily due to the Company’s current strategy to exit certain low margin business coupled with a decrease in sales to several domestic and international OEMs. The increase in the industrial product line was primarily due to an increase in domestic distributor sales. The increase in the industrial product line was also due to sales to two new international customers. The increase in the data communications line was primarily due to an increase in new product sales to several domestic and international OEMs. Domestic sales decreased by 3% while international sales decreased by 12% during 2015. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2015 and 2014, also negatively affected net sales.

SLPE reported income from operations of $3,724,000 in 2015, compared to $3,232,000 in 2014. Income from operations increased in 2015 primarily due to a 4% decrease in cost of products sold as a percentage of net sales, which was partially offset by a 6% decrease in sales and a 3% increase in operating costs. Operating costs increased due to an increase in selling, general and administrative expenses of $201,000, or 4%, and an increase in depreciation and amortization expenses of $95,000, or 27%, which were partially offset by a decrease in engineering and product development costs of $89,000, or 4%.

High Power Group

The High Power Group reported net sales of $38,142,000 or 39% of consolidated net sales in 2015, compared to $42,762,000, or 43% of consolidated net sales in 2014. The decrease in net sales during 2015 was due to a decrease at MTE of $4,048,000, or 17%, and a decrease at TEAL of $572,000, or 3%.

MTE’s sales decrease during 2015 was primarily attributable to a decrease in filter sales, which was primarily due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. Domestic sales decreased by 21% and international sales decreased by 3%.

The decrease in net sales at TEAL was primarily due to a decrease in sales to a large domestic customer in the solar industry. The decrease in net sales was also due to a decrease in sales to a large international customer in the semi-conductor market and a decrease in sales to a large domestic customer in the military and aerospace industry. The decrease in sales was partially offset by an increase in sales in the medical equipment imaging market primarily due to an increase in new product sales to a large international customer. Domestic sales decreased by 9% while international sales increased by 5% during 2015.

The High Power Group reported income from operations of $4,886,000 in 2015, compared to $6,838,000 in 2014. The decrease in income from operations during 2015 was due to a decrease at MTE of $2,312,000, which was offset by an increase at TEAL of $360,000. Income from operations decreased in 2015 primarily due to an 11% decrease in sales and a 2% increase in cost of products sold as a percentage of net sales, which were partially offset by a 6% decrease in operating costs. Operating costs decreased by $404,000 during 2015 due to $463,000 of restructuring charges incurred during 2014 at TEAL. Operating costs also decreased due to a decrease of $92,000 in depreciation and amortization expenses and a $33,000 decrease in engineering and product development costs. The decrease in operating costs was offset by an increase in selling, general and administrative expenses of $184,000.

SL-MTI

SL-MTI recorded net sales of $24,817,000, or 26% of consolidated net sales in 2015, compared to $20,970,000, or 21% of consolidated net sales in 2014. During 2015, SL-MTI benefited from $2,174,000 of sales related to the Dynetic Acquisition, which was completed on July 25, 2014, and $681,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015. As a result, comparable sales, net of the acquisitions, increased by $992,000, or 5%, during 2015 as compared to 2014. Excluding the acquisitions, the increase in net sales was primarily due to a large domestic customer order in the commercial aerospace industry. The increase in net sales was also due to a general increase in demand for military components in the domestic and international markets, which was partially offset by a decrease in net sales to a large domestic military customer. The increase in net sales was partially offset by a decrease in the industrial product line due to a decrease in sales to a large domestic customer and a decrease in downhole exploration sales in the domestic oil and gas market. Excluding the Dynetic Acquisition and Torque Systems Acquisition, domestic sales increased by 6% while international sales decreased 5% during 2015.

SL-MTI reported income from operations of $4,409,000 in 2015, compared to $3,093,000 in 2014. Income from operations increased by $506,000 in 2015 due to an 18% increase in net sales, which was partially offset by a 2% increase in cost of products sold as a percentage of net sales and a 9% increase in operating costs. Operating costs increased by $320,000 during 2015 due to a $373,000 increase in selling, general and administrative expenses, which were primarily related to Torque Systems direct acquisition costs and other integration costs. Operating costs also increased due to an increase in depreciation and amortization expenses of $189,000, or 73%, which were primarily related to the Dynetic Acquisition. The increase in operating costs was partially offset by a decrease in engineering and product development costs of $242,000.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2015 and 2014. Cost of products sold as a percentage of net sales was relatively flat while net sales decreased 3% during 2015.

SLPE recorded an improvement in cost of products sold as a percentage of sales, while the High Power Group and SL-MTI each recorded an increase in cost of products sold as a percentage of net sales. SLPE’s cost of products sold as a percentage of net sales improved by approximately 4% during 2015 primarily due to the current strategy to exit certain low margin business. The improvement at SLPE was also due to an improved product mix as the result of the introduction of new products into the market at higher margins. Cost of products sold as a percentage of net sales at the High Power Group increased by approximately 2% during

2015 primarily due to an increase at MTE. The increase in cost of products sold as a percentage of net sales at MTE was primarily due to an unfavorable product mix. Cost of products sold as a percentage of net sales at TEAL was relatively flat during 2015. SL-MTI recorded a 2% increase in its cost of products sold as a percentage of net sales during 2015. Excluding the Dynetic Acquisition and Torque Systems Acquisition, SL-MTI’s cost of products sold as a percentage of net sales would have further increased due to an increase in supplies costs, scrap costs, and costs of quality. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 5% of net sales in 2015 compared to 6% in 2014. Engineering and product development expenses decreased by $364,000, or 7%, during 2015. Engineering and product development costs at SL-MTI decreased $242,000 primarily due to a decrease in prototype materials expense. SLPE recognized an $89,000 decrease in engineering and product development costs primarily due to lower compensation costs as a result of decreased headcount. Engineering and product development costs at the High Power Group decreased $33,000 primarily due to decreased employee compensation costs at TEAL. The decrease in employee compensation costs at TEAL were primarily due to a reduction in staffing levels associated with the implementation of a prior year restructuring plan, which was partially offset by an increase in prototype materials expense. Engineering and product development costs at MTE were relatively flat during 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2015, compared to 15% in 2014. During 2015, selling, general and administrative expenses increased by $1,378,000, or 9%, while sales decreased by 3%.

Selling, general and administrative expenses at SL-MTI increased by $373,000 primarily due to direct acquisition, integration and other costs related to the Torque Systems Acquisition. Selling, general and administrative expenses at SLPE increased by $201,000 in 2015 primarily due to a reversal of bad debt expense in 2014 and an increase in consulting fees and marketing costs during 2015. The High Power Group recorded an increase in selling, general and administrative expenses of $184,000 primarily due to an increase at MTE. The increase at MTE was primarily due to increased commissions, increased compensation costs as a result of higher staffing levels, and increased consulting fees. Selling, general and administrative expenses at TEAL were relatively flat during 2015. Unallocated Corporate Expenses increased by $614,000 primarily due to an increase consulting fees, an increase in the bonus accrual, and an increase in non-cash stock compensation costs, which were partially offset by the reversal of a deferred compensation accrual due to the death of a pensioner.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2015 were $1,218,000, an increase of $189,000 or 18%, compared to depreciation and amortization expenses in 2014. The increase was primarily due to a $190,000 increase at SL-MTI related to the Dynetic Acquisition, which was completed on July 25, 2014.

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

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2015 and 2014, the amortization of deferred financing costs equaled $60,000 and $43,000, respectively.

Interest Income

Interest income was $21,000 in 2015 and $3,000 in 2014. During the fourth quarter of 2014, the Company opened a performance money market account. As of June 30, 2015, the performance money market account reported a balance of $3,873,000 and earned $18,000 of interest income. Interest income during 2015 and 2014 also included $3,000 of interest income earned on other deposit accounts.

Interest Expense

Interest expense was $11,000 in 2015 and $14,000 in 2014. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility of as of June 30, 2015 and June 30, 2014.

Other Gain (Loss), net

Other gain (loss), net in 2015 was a net gain of $646,000 compared to a net gain of $1,479,000 in 2014. Other gain (loss), net in 2015 included a $476,000 gain on foreign currency forward contracts and $170,000 of net foreign currency transaction gains. The primary driver of the net foreign currency transaction gains were the fluctuations in the value of the USD to CNH. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities and $9,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $221,000 unrealized loss on foreign currency forward contracts.

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2015 and the loss recognized in 2014 represent the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2015 and 2014 was approximately 34%.

Discontinued Operations

Net loss from discontinued operations was $305,000 in 2015 compared to net income of $2,000 in 2014. The loss from discontinued operations during 2015 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 15 – Commitments and Contingencies for further information concerning the environmental sites). Income from discontinued operations during 2014 includes the net earnings of the Company’s formerly owned RFL business, which is classified as discontinued operations (see Note 18 – Discontinued Operations for further information). The earnings associated with RFL during 2014 were partially offset by environmental remediation costs, consulting fees, and legal expenses previously mentioned.

Net Income

Net income was 6,113,000, or $1.49 per diluted share, for 2015 compared to $8,055,000, or $1.93 per diluted share, for 2014. The weighted average number of shares used in the diluted earnings per share computation was 4,095,000 and 4,163,000 for 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan would be made in the open market or in negotiated transactions. During the first six months of 2015, the Company purchased approximately 89,000 shares of Company stock at an average price of $39.37 a share. As a result, as of June 30, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan. Currently, the 2014 Repurchase Plan has no expiration date. The 2014 Repurchase Plan superseded the 2010 Repurchase Plan.

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

The following table presents information related to the repurchases of common stock that the Company made during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2015	41,000	(1)	$37.99	41,000	379,000	(3)
February 2015	21,000	(1)	40.80	21,000	358,000	(3)
March 2015	27,000	(1)	40.32	27,000	844,000	(4)
April 2015	160,000	(2)	42.00	160,000	331,000	(3)
May 2015	—		—	—	331,000	(3)
June 2015	—		—	—	331,000	(3)

Total	249,000		$41.06	249,000	331,000

(1)	The number of shares purchased pursuant to the 2014 Repurchase Plan.
(2)	The number of shares purchased pursuant to the Tender Offer. The Tender Offer expired on April 23, 2015.
(3)	Equals the maximum number of shares that may yet be purchased pursuant to the 2014 Repurchase plan.
(4)	Equals the maximum number of shares that may be purchased pursuant to the Tender Offer (513,000 shares) plus the remaining maximum number of shares that may yet be purchased pursuant to the 2014 Repurchase plan (331,000 shares). The Tender Offer expired on April 23, 2015, in which the Company accepted for purchase approximately 160,000 shares of its common stock at a purchase price of $42.00 per share. As a result, no further shares remain available for purchase pursuant to the Tender Offer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1 Share Purchase Agreement dated July 27, 2015, by and among the Company, SL Montevideo Technology, Inc., and the shareholders of Davall Gears, LTD., is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 29, 2015.

10.1 Fifth Amendment to Credit Agreement, dated May 5, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed on May 6, 2015.

10.2 Asset Purchase Agreement dated May 22, 2015, by and among the Company, SLMTI DS LLC, SL Montevideo Technology, Inc., and ITT Torque Systems, Inc. *

10.3 Form of 2015 Restricted Shares Agreement, dated May 28, 2015, between the Company and each director of the Company. Form of Restricted Shares Agreement incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014. +

10.4 Sixth Amendment to Credit Agreement, dated July 24, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. *

31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

Date: August 4, 2015	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer
(Principal Accounting Officer)