Form 10-K
period 2015-12-31
SL INDUSTRIES INC
filed 2016-03-15
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $84,454,000 based on the closing price of the Registrant’s common stock on the NYSE MKT on that date. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 6, 2016 was 3,961,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

ITEM 1.	BUSINESS

(a) General Development Of Business

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”) and, to a lesser extent, to commercial distributors. The Company was incorporated as G-L Electronics Company in the state of New Jersey on March 29, 1956. The Company’s name was changed to G-L Industries, Inc. in November 1963; SGL Industries, Inc. in November 1970; and then to the present name of SL Industries, Inc. in September 1984. In June 2013, the Company was reincorporated in the State of Delaware from the State of New Jersey through a reincorporation merger. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a Delaware Corporation, and its consolidated subsidiaries.

The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles, expansion of lean principles into the transactional side of the business, and expansion of global capabilities. The Company intends to focus on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to pursue its goals during the next twelve months principally through organic growth and through other strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

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

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of ITT Torque Systems, Inc. (“Torque Systems”), pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment of $169,000 (the “Torque Systems Acquisition”). The transaction was paid in cash on May 22, 2015 while the working capital adjustment was paid during the fourth quarter of 2015. Torque Systems designs and manufactures engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. In connection with the Torque Systems Acquisition, SL Montevideo Technology, Inc. (“SL-MTI”) recorded direct acquisition costs of approximately $189,000 during 2015, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS LLC (“SLMTI DS”), a subsidiary of SL-MTI, holds the assets acquired in the Torque Systems Acquisition.

On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall Gears, LTD. (“Davall”) pursuant to a Share Purchase Agreement for the Sale and Purchase of Davall Gears LTD. (“SPA”) for a purchase price of £13,035,000, plus a Completion Statement adjustment of £814,000, which was approximately $20,207,000 and $1,232,000 at the exchange rates then in effect (the “Davall Acquisition”). The transaction was paid for primarily from borrowings under the Company’s 2012 Credit Facility with the remainder in cash. Davall, headquartered in Welham Green, Hatfield, Hertfordshire, United Kingdom, is a manufacturer of custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. Davall specializes in the design and manufacture of high precision, “special form” geometry gearing, and Spiradrive™ gear systems. In connection with the Davall Acquisition, SL-MTI recorded $1,065,000 of direct acquisition costs, of which $950,000 is recorded within selling, general and administrative expenses and $115,000 is recorded in other gain (loss), net in the Consolidated Statements of Income. In addition, SL-MTI was negatively impacted by $325,000 due to the non-cash amortization of an inventory purchase accounting adjustment associated with the Davall Acquisition. SL-MTI holds the assets acquired and liabilities assumed in the Davall Acquisition. The results from the acquisition date through December 31, 2015 are included in the SL-MTI segment.

(b) Financial Information About Segments

Financial information about the Company’s business segments is incorporated herein by reference to Note 25 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(c) Narrative Description Of Business

Segments

The Company currently operates under three business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, and SL-MTI. TEAL Electronics Corp. (“TEAL”) and MTE Corporation (“MTE”) are combined into one business segment, which is reported as the High Power Group. The Company aggregates operating business subsidiaries into a single segment for financial reporting purposes if aggregation is consistent with the objectives of ASC 280 “Segment Reporting.”

SLPE – SL Power Electronics Corp. designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military, information technology equipment, and architectural and entertainment lighting markets. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, net sales of SLPE, as a percentage of consolidated net sales from continuing operations, were 35%, 36% and 42%, respectively.

HIGH POWER GROUP – The High Power Group sells products under two brand names: TEAL and MTE. TEAL designs and manufactures power quality products that include noise suppression isolation transformers, power conditioned distribution systems, voltage regulators, and high level integrated cabinets with preinstalled prewired power quality and distribution components. TEAL primarily sells to OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar, and advanced simulation systems. MTE designs and manufactures power quality solutions used to protect electrical equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. MTE’s standard product lines include: harmonic filters, three-phase AC reactors, DC link chokes, and motor protection filters. TEAL and MTE also design and build customer specific and custom products for special applications. These products are typically used in industrial plants, renewable energy facilities, and commercial buildings. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, net sales of the High Power Group, as a percentage of consolidated net sales from continuing operations, were 35%, 42% and 37%, respectively.

SL-MTI – SL-MTI designs and manufactures high power density precision motors that are used in numerous mission critical applications, including military and commercial aerospace, oil and gas, medical, and industrial products. With the acquisition of Torque Systems, SL-MTI’s product portfolio has expanded to include engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. SL-MTI’s product portfolio was further expanded by the Davall acquisition, which includes custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, net sales of SL-MTI, as a percentage of consolidated net sales from continuing operations, were 30%, 22% and 21%, respectively.

Discontinued Operations

RFL – RFL Electronics Inc. (“RFL”) designed and manufactured communication and power protection products/systems that were used to protect electric utility transmission lines and apparatus by isolating faulty transmission lines from a transmission grid. On November 17, 2014, SL Delaware Holdings, Inc. (“SL Delaware Holdings”), a wholly-owned subsidiary of the Company, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Hubbell Power Systems, Inc. (“Hubbell”), a subsidiary of Hubbell Incorporated, pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL. As a result, the results of operations and cash flows of RFL are reported as discontinued operations for all periods presented.

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

Copper is used primarily by the High Power Group in its transformers, filters and reactors. In an attempt to limit the volatility of copper costs, the High Power Group entered into forward purchase agreements during 2015 in the aggregate amount of approximately $2,083,000. As of December 31, 2015, forward purchase agreements in the aggregate amount of approximately $259,000 were entered into for 2016. As of December 31, 2015, no copper purchase commitments were greater than three months.

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

Backlog

At March 6, 2016, February 27, 2015, and March 2, 2014, backlog was $81,685,000, $78,358,000, and $68,951,000, respectively. The backlog at March 6, 2016 increased by $3,327,000, or 4%, compared to February 27, 2015. MTI recorded an increase in backlog primarily due to the Davall Acquisition and Torque Systems Acquisition. The increase in backlog was partially offset by decreases at SLPE and the High Power Group.

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

Environmental

The Company (together with the industries in which it operates or has operated) is subject to the environmental laws and regulations of the United States, People’s Republic of China (“China”), Republic of Mexico (“Mexico”) and United Kingdom (“UK”) concerning emissions to the air, discharges to surface and subsurface waters and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company and the subject industries are also subject to other federal, state and local environmental laws and regulations, including those that require the Company to remediate or mitigate the effects of the disposal or release of certain chemical substances at various sites, mostly at sites where the Company has ceased operations. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future.

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

Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $8,636,000, of which $3,600,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2015. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company. The Company’s environmental costs primarily relate to discontinued operations and such costs have been recorded in discontinued operations, net of tax.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the first quarter of 2016, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented during the third quarter of 2016, with post-remediation rebound testing and slab removal to be conducted in the second quarter of 2017. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater was performed in the fourth quarter of 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. No site constituents of concern were detected at concentrations exceeding applicable NJDEP indoor air screening levels. A report was filed with the NJDEP on March 23, 2015. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act (“ISRA”), which applies to New Jersey statutorily, defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern, including the sampling of on-site soils and installation and sampling of temporary groundwater wells, which will continue through the first quarter of 2016. Also, the Company’s LSRP anticipates that an ecological evaluation will be conducted by the end of second quarter 2016. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by November 17, 2016 under a one-year filing extension with the NJDEP. Based on the outcome of the Preliminary assessment and Site Investigation, the Company may be obligated to perform additional investigation or remediation.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency (“MPCA”). A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change, SL-MTI’s consultants are conducting additional testing to delineate site impacts and update the site conceptual model. A work plan was submitted to MPCA and approved on September 22, 2014. An Investigation Report and Monitoring Well Work Plan (“WP”) was submitted to the MPCA during the third quarter of 2015. No site work has been completed during 2015 as the MPCA did not respond to the WP until December 11, 2015. MPCA comments are being addressed pending the approval of the final WP. Additional investigations, monitoring wells or remedial actions will be required in the future. Costs related to this site are recorded as a component of continuing operations.

Employees

As of December 31, 2015, the Company had approximately 1,400 employees. Of these employees, 150, or approximately 11%, were subject to collective bargaining agreements in Mexico.

Foreign Operations

In addition to manufacturing operations in California, Minnesota, Wisconsin, and Massachusetts, the Company manufactures substantial quantities of products in premises leased or owned in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, Xianghe, China, and Welham Green, Hatfield, Hertfordshire, United Kingdom. SLPE manufactures most of its products in Mexico and China. TEAL, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SL-MTI’s newly acquired Davall business manufactures its products in the UK. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties.

The Company’s sales are primarily priced and invoiced in U.S. dollars (USD) and its costs and expenses are priced in U.S. dollars, Mexican pesos (MXN), Chinese yuan (CNH), and the United Kingdom pound (GBP). The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. SL-MTI’s Davall business maintains their books and records in GBP. The majority of Davall’s sales are invoiced in GBP. Business operations conducted in Mexico, China, or the UK incur their respective labor costs and supply expenses in Mexican pesos, Chinese yuan, or the GBP as the case may be.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 29%, 30% and 22% of net sales from continuing operations for fiscal 2015, 2014 and 2013, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso, Chinese yuan, and GBP versus the U.S. dollar.

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

For additional information related to financial information about foreign operations, see Notes 19 and 25 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Additional Information

Additional information regarding the development of the Company’s businesses is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II and Notes1, 4 and 10 of the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

The Company’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and amendments to such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) and are available on the SEC’s website (www.sec.gov). All such reports and amendments to such reports filed have been and will be made available, free of charge, through the Company’s website (www.slindustries.com) as soon as reasonably practicable after such filing. Such reports will remain available on the Company’s website for at least 12 months and are also available free of charge by written request to the Company.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.

The contents of the Company’s website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, including, in particular, forward-looking statements under the headings “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.” These statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations, such as those relating to future business, future results of operations or financial condition, new or planned products or services, or management strategies, including those with respect to (i) the Company’s financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to Our Business

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

The Company’s ability to meet its cash requirements to fund its activities in the ordinary course of business is dependent, in part, upon its ability to access cash from the senior revolving credit facility (the “2012 Credit Facility”), and also on the Company’s continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facility will be sufficient to fund its debt service costs, working capital demands, environmental remediation costs or any of the Company’s other existing or future obligations. As of December 31, 2015, availability under the Company’s senior revolving credit facility was $26,044,000 and as of March 6, 2016, it was $29,069,000.

There can be no assurances that the Company will continue to have access to its lines of credit if the financial performance of its subsidiaries does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, liquidity could be adversely affected and the Company might not be able to meet its financial obligations.

If the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company. The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity and would likely have a material adverse effect on its businesses, financial condition and results of operations.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

The Company’s 2012 Credit Facility is due to expire on August 9, 2016. In the recent past, the global capital and credit markets experienced a period of unprecedented volatility. Future disruption and volatility in credit market conditions could have a material adverse impact on our ability to refinance our debt when it comes due on terms similar to our current credit facilities, or to draw upon our existing lines of credit or incur additional debt if needed as a result of unanticipated downturns in the markets for our products and services, which may require us to seek other funding sources to meet our cash requirements. We cannot be certain that alternative sources of financing would be available to the Company in the future on terms and conditions acceptable to us, or at all.

Economic downturns could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our products and services. A significant portion of our revenues are received from customers in medical, commercial and military aerospace, defense and industrial related industries, which have experienced financial downturns in the past. Demand for these industries’ products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

In many cases, our competitors are larger than us and have manufacturing and financial resources greater than we do, which may have a negative impact on our business, operating results or financial condition.

In our served markets, we compete against domestic and foreign public and private companies that manufacture products of the type we manufacture. Some of these competitors are larger than we are and have financial resources greater than we do. This results in robust competition in a number of markets in which we operate. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price, and in some industries, new product introduction. We may not be able to compete successfully, and competition may have a negative impact on our business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing our sales and profits.

Our sales and profitability may be adversely affected by fluctuations in the cost and supply of raw materials and commodities.

In our production and distribution processes, we consume significant amounts of copper, steel and certain other non-ferrous metals used as raw materials. The availability and pricing of these raw materials are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such raw materials, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Our results of operations may be adversely affected during periods in which either the prices of such raw materials are unusually high, or their availability is restricted, or if we are unable to pass through the unfavorable impact of raw material price fluctuations to our customers, including any change associated with the margins we generate from the material portion of our products. In the past we have enter into forward purchase agreements with suppliers for copper purchases in an attempt to mitigate the economic risk of these price fluctuations, however, the Company’s strategy is designed to protect it against normal volatility; therefore, abnormal price changes in copper could negatively impact the Company’s earnings.

We do not have long-term contracts with all of our customers, the loss of which could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders and sales with our customers rather than long-term supply contracts. As such, our customers could cease buying products at any time and for any reason, and we will have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers elect not to purchase products, it could materially adversely affect our financial condition, business and results of operations. No single customer accounted for more than 10% of the Company’s consolidated net sales in 2015. However, the Company’s 15 largest customers accounted for approximately 41% of consolidated net sales in 2015. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

Some of our businesses are subject to certain risks associated with the movement of businesses offshore.

Some of our businesses are potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some of our businesses’ customers, leading them to procure products from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management’s attention from other business concerns and the need to finance such acquisitions with additional debt.

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers; losing key employees of the acquired businesses; unanticipated difficulties integrating ERP systems and other infrastructures; unanticipated effects on our internal controls and on our compliance efforts with regulatory requirements under the Sarbanes-Oxley Act of 2002. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability could be negatively affected.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial condition.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plans or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business, the sale is typically subject to satisfaction of pre-closing conditions, which may not become satisfied. In addition, divestitures may dilute the Company’s earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, the Company’s sale of RFL triggered certain requirements of ISRA, which applies to New Jersey statutorily defined transactions involving industrial establishments. Under the RFL-SPA, the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA.

Our competitive advantage could be reduced if our intellectual property or related proprietary manufacturing processes become known by our competitors or if technological changes reduce our customers’ need for our products.

We own a number of trademarks and patents in the United States and other jurisdictions on our products and related proprietary manufacturing processes. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected by us or is independently discovered by others or otherwise becomes known or if technological changes reduce our customers’ need for our proprietary products, our protection against competitive products could be diminished, and our profitability could be substantially impaired.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. As of December 31, 2015, we have established a reserve totaling $8,636,000 with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our future success depends greatly upon attracting and retaining qualified personnel, which could increase our labor costs and impair our profitability.

A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel is affected by changing demographics of the available pool of workers with the training and skills necessary to fill available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain with respect to these and other risks will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be insufficient or unavailable to protect us against losses.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial condition.

Litigation or compliance failures could adversely affect our profitability.

The nature of our businesses expose us to various litigation matters, including product liability claims, employment, health and safety matters, intellectual property infringement claims, environmental matters, regulatory and administrative proceedings, commercial disputes, or acquisition or divestiture-related matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2015, we have accrued approximately $8,636,000 for environmental remediation costs but have not made any accruals for other litigation matters.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition and reputation.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Certain members of our Board of Directors are affiliated with the largest shareholder of the Company.

Steel Partners Holdings L.P. (“Steel”) owns directly or indirectly through its subsidiaries approximately 995,000 shares of the Company’s common stock, representing approximately 25.1% of the outstanding shares at December 31, 2015. Steel may increase its ownership position in the Company’s common stock in the future. Warren G. Lichtenstein, a member of our Board of Directors, is also the Executive Chairman of the Board of Directors of the general partner of Steel (the “Steel Board”). The Steel Board has investment and voting control over the shares owned by Steel and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets. The interests of Mr. Lichtenstein and the other members of the Steel Board in such matters may differ from the interests of our other stockholders in some respects. In addition, our Chairman of the Board, Glen M. Kassan, is also affiliated with Steel.

Factors Affecting the Value of Our Common Stock

We have received a non-binding proposal to acquire all the outstanding shares of common stock of the Company.

On February 5, 2016, our Special Committee, which consists of independent members of the Company’s Board of Directors (“Special Committee”), received a revised non-binding proposal from Handy & Harman Ltd. (“H&H”), a publicly-traded NASDAQ company and an affiliate of Steel, to acquire all of the outstanding shares of common stock of the Company. Under the terms of the revised proposal, H&H proposed to pay $35.50 per share in an all cash transaction. The Special Committee is reviewing and considering the proposal carefully in due course, consistent with its fiduciary duties to act in the best interest of the Company’s stockholders. There is no assurance that the Special Committee will recommend any transaction, or that any such transaction will be consummated. It is unknown when the Special Committee will make a decision regarding this proposal. In addition, it is uncertain how the Special Committee’s decision, when made, will impact the market price for our common stock, which may react negatively.

We do not anticipate paying dividends on our common stock in the foreseeable future, which may limit investor demand.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Such lack of dividend prospects may have an adverse impact on the market demand for our common stock as certain institutional investors may invest only in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

Future offerings of our equity securities may result in dilution of our common stock and a reduction in the price of our common stock.

We are authorized to issue 25,000,000 shares of common stock and 6,000,000 shares of preferred stock. On March 6, 2016, 3,961,000 shares of common stock were outstanding. Our Board of Directors may elect to issue shares of common stock or preferred stock in the future to raise capital or for other financial needs. Any future issuances of equity may be at prices below the market price of our stock, and our stockholders may suffer significant dilution, and the terms of any preferred stock issuance may adversely affect the rights of our common stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below are the properties where the Company conducted business as of December 31, 2015.

Location	General Character	Approx. Square Footage	Owned or Leased And Expiration Date
Ventura, CA	Administration, design and sales of power supply products (SLPE)	31,200	Leased – 4/30/2019
Canton, MA	Design of power supply products (SLPE)	2,560	Leased – 8/31/2016
Mexicali, Mexico	Manufacture and distribution of power supply products (SLPE)	82,400	Leased – 12/15/2020
Shanghai, China	Design of power supply products (SLPE)	8,800	Leased – 7/31/2016
Shanghai, China	Design of power supply products (SLPE)	600	Leased – 6/30/2016
Xianghe, China	Manufacture and distribution of power supply products (SLPE)	52,400	Leased – 12/31/2017
San Diego, CA	Administration, sales, design and manufacture of power distribution and conditioning units (High Power Group)	35,500	Leased – 12/31/2017
Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	20,800	Leased – 3/31/2017
Tecate, Mexico	Manufacture of power distribution and conditioning units (High Power Group)	8,900	Leased – 4/30/2016
Menomonee Falls, WI	Design, sales, manufacture and distribution of power quality products (High Power Group)	43,200	Leased – 12/31/2020
Montevideo, MN	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	30,000	Owned

Matamoros, Mexico	Manufacture of precision motors (SL-MTI)	30,000	Leased – 12/31/2016
Eden Prairie, MN	Administration and design of precision motors and motion control systems (SL-MTI)	3,700	Leased – 3/31/2018
Welham Green, UK	Administration, design, sales and manufacture of custom gears, gearboxes, and assemblies (SL-MTI)	57,000	Owned
Billerica, MA	Administration, design, sales and manufacture of precision motors and motion control systems (SL-MTI)	28,000	Owned
Camden, NJ	Land (Unallocated Corporate Assets) (1)	32,150	Owned
Pennsauken, NJ	Land (Unallocated Corporate Assets) (2)	6,000	Owned
Mt. Laurel, NJ	Corporate office (Unallocated Corporate Assets)	4,200	Leased – 11/30/2018

(1)	Formerly a manufacturing facility for SurfTech operations, which is reported as a discontinued operation for all periods presented.
(2)	Formerly a document warehouse, which was demolished during December 2013. The property was originally used for industrial surface finishing operations.

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

The Company has reached an agreement with both the United States Department of Justice (“DOJ”) and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. Specifically, the Company has agreed to perform the remediation for OU-2 and pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. The Company has made three payments totaling $6,569,000 which includes interest, related to its obligation under the Consent Decree with the most recent payment being made on June 1, 2015. The fourth and fifth payments will be made on the anniversary of the prior year’s payment plus ten days in the amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial assurance is reduced annually as the fixed payments are made. Also, the financial instruments did not affect the Company’s availability under its Credit facility (see Note 14 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K).

The Company’s consultants performed a significant amount of work at the Pennsauken Site during 2015, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and have been excavating and treating the impacted soils as required. Treatment of impacted soils at the site is essentially complete. The remaining work at the site primarily relates to site restoration, final site survey and reporting. The Company’s consultants are also conducting remediation on an adjacent property site as required by the Consent Decree. The Company’s consultants attempted to treat the Chromium impacted soil with injections but this method was found to be ineffective. In December 2015 our consultants proposed an amendment to the original “Remediation Design,” and in January 2016 the EPA approved the design. Work at the adjacent property began on February 1, 2016 and is expected to be completed by the second quarter of 2016. When the work is completed it will essentially fulfill the remediation activities required by the Consent Decree for OU-2. An additional accrual was recorded during the quarter to provide a reserve for the cost arising from the work beyond the scope of the original Remediation Design. The Company’s consultants have been providing the EPA with progress reports on a monthly basis. The Company expects to incur significant remediation costs in the first quarter of 2016, which have been accrued.

During the third quarter of 2012, the Company’s legal counsel was notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand was for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000. Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000, which has been accrued, to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. On June 29, 2015, the Company’s legal counsel received a letter from New Jersey’s Deputy Attorney General rejecting the Company’s counter offer, but stated that the matter was open for further negotiations. On July 21, 2015, the Company’s legal counsel responded to the June letter stating that the Company is standing by its original defenses but is open to establishing a dialogue with the New Jersey Deputy Attorney General. No further communication has been received from the New Jersey Deputy Attorney General regarding this matter since the June letter.

Other

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI intends to vigorously defend the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. The Complaint is currently in the discovery phase. The court has entered a trial date of October 17, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the NYSE MKT under the ticker symbol “SLI”. The following table sets forth the high and low closing sales price per share of the Company’s common stock for the periods indicated:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	HIGH	LOW	HIGH	LOW
Stock Prices
1st Quarter	$43.50	$37.26	$27.99	$24.01
2nd Quarter	$43.80	$37.36	$32.05	$24.84
3rd Quarter	$40.99	$33.75	$49.59	$29.86
4th Quarter	$35.50	$30.45	$50.15	$35.74

Holders of Record

As of March 6, 2016, there were approximately 418 holders of record of the Company’s common stock.

Dividends

The Company has not paid a cash dividend on its common stock since 2012. The declaration and payment of dividends in the future, if any, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and business requirements (including working capital needs), and other factors. The Company’s 2012 Credit Facility imposes restrictions on our ability to pay dividends, and thus the Company’s ability to pay dividends on our common stock will depend upon, among other things, the Company’s level of indebtedness at the time of the proposed dividend and whether the Company is in default under any of our debt obligations. The Company’s ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party.

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

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase of up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan, which currently has no expiration date, would be made in the open market or in negotiated transactions. During 2015, the Company purchased approximately 89,000 shares of Company stock under the 2014 Repurchase Plan at an average price of $39.37 a share. As a result, as of December 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan.

The following table presents information related to the repurchase of common stock that the Company made during the twelve months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under Publicly Announced Plans or Programs
January 2015	41,000	(1)	37.99	41,000	379,000	(3)
February 2015	21,000	(1)	40.80	21,000	358,000	(3)
March 2015	27,000	(1)	40.32	27,000	844,000	(4)
April 2015	160,000	(2)	42.00	160,000	331,000	(3)
May 2015	—		—	—	331,000	(3)
June 2015	—		—	—	331,000	(3)
July 2015	—		—	—	331,000	(3)
August 2015	—		—	—	331,000	(3)
September 2015	—		—	—	331,000	(3)
October 2015	—		—	—	331,000	(3)
November 2015	—		—	—	331,000	(3)
December 2015	—		—	—	331,000	(3)

Total	249,000		$41.06	249,000	331,000

(1)	The number of shares purchased pursuant to the 2014 Repurchase Plan.
(2)	The number of shares purchased pursuant to the Tender Offer. The Tender Offer expired on April 23, 2015.
(3)	Equals the maximum number of shares that may yet be purchased pursuant to the 2014 Repurchase plan.
(4)	Equals the maximum number of shares that may be purchased pursuant to the Tender Offer (513,000 shares) plus the remaining maximum number of shares that may yet be purchased pursuant to the 2014 Repurchase plan (331,000 shares). The Tender Offer expired on April 23, 2015, in which the Company accepted for purchase approximately 160,000 shares of its common stock at a purchase price of $42.00 per share. As a result, no further shares remain available for purchase pursuant to the Tender Offer.

Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2015, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warranty and rights		Weighted-average exercise price of outstanding options, warranty and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	166,000	(1)	$23.23	(2)	112,000	(3)

Equity compensation plans not approved by security holders	none

Total	166,000		$23.23		112,000

(1)	This amount includes the following:

•	126,000 shares issuable upon the exercise of outstanding stock options under the 2008 Incentive Stock Plan (the “2008 Plan”) with a weighted-average price of $23.23.

•	9,000 restricted stock units (“RSUs”) earned under the Company’s 2013 Long-term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan.

•	20,000 RSUs issuable under the Company’s 2014 Long-term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

•	11,000 RSUs issuable under the Company’s 2015 Long-term Incentive Plan (the “2015 LTIP”) pursuant to the 2008 Plan. Assumes that outstanding performance-based RSUs will vest at target.

(2)	The 2015 LTIP, 2014 LTIP, and 2013 LTIP RSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)	This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the Company’s active shareholder approved stock plan, the 2008 Plan. The 2008 Plan allows for the issuance of up to 500,000 shares.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and a peer group of five companies, which operate in similar industries to the Company’s three operating segments. The peer group includes: Allied Motion Technologies Inc., Ducommun Inc., Powell Industries, Inc., Sparton Corporation, and Vicor Corporation for the five years ended December 31, 2015. The graph and table assume that $100 was invested on December 31, 2010 in each of our common stock, the Russell 2000 index and the peer group, and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
SL Industries Inc.	$100	$93	$114	$172	$247	$202

Russell 2000 Index	$100	$96	$111	$155	$162	$155

Peer Group	$100	$68	$75	$143	$129	$91

The unit price performance included in this graph is not necessarily indicative of future unit price performance.

The stock performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data with respect to the years ended December 31, 2015, 2014, 2013, 2012, and 2011, are presented below.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands except per share data)
Net sales	$199,862	$204,417	$184,658	$179,375	$189,506
Income from continuing operations (1)	$12,398	$14,180	$7,478	$7,539	$10,792
(Loss) income from discontinued operations (2)	$(1,700)	$4,715	$762	$238	$(2,594)
Net income	$10,698	$18,895	$8,240	$7,777	$8,198
Diluted net income per common share	$2.65	$4.51	$1.97	$1.80	$1.79
Shares used in computing diluted net income per common shares (3)	4,041	4,187	4,184	4,330	4,573
Year-end financial position
Working capital	$26,613	$56,120	$37,051	$26,309	$34,404
Current ratio	1.53	2.27	2.10	1.76	2.09
Total assets	$133,920	$131,776	$113,334	$107,137	$111,226
Total debt	$13,500	$—	$1,235	$—	$—
Shareholders’ equity	$77,003	$77,321	$59,175	$50,432	$56,857
Book value per share	$19.44	$18.66	$14.34	$12.18	$12.45
Other
Capital expenditures (4)	$3,679	$2,850	$2,434	$1,553	$2,450
Depreciation and amortization (5)	$3,719	$2,220	$2,010	$2,296	$2,397

(1)	Fiscal 2014 includes a $1,691,000 ($1,063,000 net of tax) gain from the sale of common stock classified as available-for-sale securities and an $892,000 ($556,000 net of tax) gain from the sale of the Company’s former manufacturing facility located in Xianghe, China. Fiscal 2013 includes a $5,055,000 ($3,172,000 net of tax) goodwill impairment related to the TEAL reporting unit, which is part of the High Power Group segment.

(2)	For fiscal 2015, net loss from discontinued operations primarily relates to expenses for environmental remediation activities associated with the Pennsauken site.

For fiscal 2014, 2013 and 2012, net income from discontinued operations include the results of operations of the Company’s divested RFL business, which was partially offset by environmental remediation expenses associated with the Company’s five environmental sites. Also included in income from discontinued operations during 2014 is a pre-tax gain of $6,650,000 ($4,322,000 net of tax) from the sale of RFL (See Note 4 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further information concerning the sale of RFL).

For fiscal 2011, net loss from discontinued operations largely relate to expenses for environmental remediation activities, legal expenses, and potential settlement costs associated with SurfTech, which were partially offset by the results of operations of the Company’s RFL business. During the fourth quarter of 2011, the Company recorded a $5,151,000, net of tax, charge related to estimated environmental remediation liabilities associated with the Pennsauken Site.

(3)	Fiscal 2015 represents the effect of the Company’s “Dutch Auction” tender offer that expired on April 23, 2015 and the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. During 2015, the Company purchased and retired approximately 160,000 shares of its common stock in connection with the 2015 Tender Offer, and purchased approximately 89,000 shares in connection with the 2010 Repurchase Plan.

Fiscal 2014 and 2013 represents the effect of the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan. During 2014 and 2013, the Company purchased approximately 4,000 shares and 87,000 shares, respectively, of its common stock in connection with the 2010 Repurchase Plan.

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

(4)	Excludes capital expenditures of the formerly owned RFL business.

(5)	Excludes amortization of deferred financing costs. Also excludes depreciation and amortization of the formerly owned RFL business.

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

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to OEMs and, to a lesser extent, to commercial distributors. The Company is comprised of three domestic business segments, all of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. SL-MTI has manufacturing, engineering and sales capability in the UK due to the recent Davall Acquisition. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

The Company’s business strategy has been to enhance the growth and profitability of each of its businesses through the penetration of attractive new market niches, further improvement of operations through the implementation of lean manufacturing principles, expansion of lean principles into the transactional side of the business, and expansion of global capabilities. The Company intends to focus on improving efficiencies that better leverage the Company’s resources. Lean initiatives, both on the factory floor and throughout the organization, are ongoing. The Company expects to pursue its goals during the next twelve months principally through organic growth and other strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of certain assets. The Company has provided, and may from time to time in the future provide, information to interested parties.

On June 18, 2015, the independent members of the Company’s Board of Directors received a non-binding proposal from Handy & Harman Ltd. (“H&H”), a publicly-traded NASDAQ company and an affiliate of Steel Partners Holdings L.P. (“Steel”), to acquire all the outstanding shares of common stock of the Company, through an appropriate acquisition entity, for a price of $43.00 to $45.00 per share (subject to limited confirmatory due diligence). The proposal contemplated that the Company’s stockholders other than Steel would be able to elect to receive cash or stock of H&H (with Steel electing to receive all stock), subject to proration so that the aggregate consideration consisted of 55% cash and 45% H&H stock.

On February 5, 2016, the independent members of the Company’s Board of Directors received a revised non-binding proposal from H&H to acquire all of the outstanding shares of common stock of the Company. Under the terms of the revised proposal, H&H proposed to pay $35.50 per share in an all cash transaction. As of February 5, 2016, Steel and its affiliates owned approximately 25.1% of the Company’s outstanding common stock.

The Special Committee of the Company’s Board of Directors (the “Special Committee”), which was authorized, among other things, to evaluate the initial H&H proposal, will review and consider the revised proposal carefully in due course, consistent with its fiduciary duties to act in the best interest of stockholders. The Special Committee has engaged an independent financial adviser and legal counsel to assist them in the review process. There is no assurance that the Special Committee will recommend any transaction, or that any such transaction will be consummated. The Company undertakes no obligation to update this disclosure.

In the sections that follow, statements with respect to 2015 or fiscal 2015 refer to the twelve month period ending December 31, 2015. Statements with respect to 2014 or fiscal 2014 refer to the twelve month period ending December 31, 2014.

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

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of Torque Systems, pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment of $169,000. The transaction was paid in cash on May 22, 2015 while the working capital adjustment was paid during the fourth quarter of 2015. Torque Systems designs and manufactures engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. In connection with the Torque Systems Acquisition, SL-MTI recorded direct acquisition costs of approximately $189,000 during 2015, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS, a subsidiary of SL-MTI, holds the assets acquired in the Torque Systems Acquisition. The results from the acquisition date through December 31, 2015 are included in the SL-MTI segment.

On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall pursuant to a SPA for a purchase price of £13,035,000, plus a Completion Statement adjustment of £814,000, which was approximately $20,207,000 and $1,232,000 at the exchange rates then in effect. The transaction was paid for primarily from borrowings under the Company’s 2012 Credit Facility with the remainder in cash. Davall, headquartered in Welham Green, Hatfield, Hertfordshire, United Kingdom, is a manufacturer of custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. Davall specializes in the design and manufacture of high precision, “special form” geometry gearing, and Spiradrive™ gear systems. In connection with the Davall Acquisition, SL-MTI recorded $1,065,000 of direct acquisition costs, of which $950,000 is recorded within selling, general and administrative expenses and $115,000 is recorded in other gain (loss), net in the Consolidated Statements of Income. In addition, SL-MTI was negatively impacted by $325,000 due to the non-cash amortization of an inventory purchase accounting adjustment associated with the Davall Acquisition. SL-MTI holds the assets acquired and liabilities assumed in the Davall Acquisition. The results from the acquisition date through December 31, 2015 are included in the SL-MTI segment.

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

On December 24, 2014, the Board of Directors authorized the 2014 Repurchase Plan, which allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock. Any repurchases pursuant to the 2014 Repurchase Plan, which currently has no expiration date, would be made in the open market or in negotiated transactions. During 2015, the Company purchased approximately 89,000 shares of Company stock under the 2014 Repurchase Plan at an average price of $39.37 a share. As a result, as of December 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan.

Business Trends

Demand for the Company’s products and services decreased during 2015 compared to 2014. During 2015, net sales decreased by $4,555,000, or 2%, while income from operations decreased by $1,576,000, or 8%. Decreases in net sales during the year occurred at the High Power Group and SLPE, which were partially offset by an increase in net sales at SL-MTI. The decrease in income from operations occurred at the High Power Group, which was partially offset by an increase in income from continuing operations at SLPE and SL-MTI. In addition, Unallocated Corporate Expenses increased in 2015 compared to 2014.

During 2015, bookings decreased by $4,446,000, or 2%, compared to 2014. The High Power Group and SLPE experienced decreases in bookings in 2015, which was partially offset by an increase at SL-MTI. Backlog at December 31, 2015, was $79,259,000, compared to $72,292,000 at December 31, 2014, for an increase of $6,967,000, or 10%. The increase in backlog in 2015 was primarily attributable to SL-MTI, who recorded 19% increase, which was primarily due to the Davall Acquisition and Torque Systems Acquisition.

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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for 2015, 2014 and 2013 by approximately 0.5%, 0.3% and 0.5%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts represented 0.9% and 0.8% of gross trade receivables at December 31, 2015 and December 31, 2014, respectively.

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

During the third quarter of 2015, the Company elected to change its method of valuing inventory held at two of its manufacturing facility’s reporting within our SL-MTI subsidiary from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory reported in the Company’s consolidated balance sheet, provides a better matching of cost of goods sold with revenue, provides consistency across all of our operations, and FIFO is the method used by the Company’s management to monitor the financial results of SL-MTI.

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

Derivative Instruments and Hedging Activities

ASC 815, “Derivatives and Hedging”, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of December 31, 2015 and December 31, 2014 were $6,094,000 and $11,601,000, respectively, net of valuation allowances of $3,594,000 for 2015 and $2,802,000 for 2014. The 2015 and 2014 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits as of December 31, 2015 was $560,000 excluding interest and penalties. This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of December 31, 2015 and December 31, 2014, the Company reported accrued interest and penalties related to unrecognized tax benefits of $118,000 and $81,000, respectively. For additional disclosures related to accounting for income taxes, see Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 18 in the Notes to the Consolidated Financial Statements included in Part IV to this Annual Report on Form 10-K, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants and legal counsel. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 18. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

Business Combinations

The Company accounts for business combinations in accordance with the guidance under ASC 805, “Business Combinations.” Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.

Goodwill

The Company has allocated its goodwill balance to its reporting units. The Company tests goodwill for impairment annually at fiscal year-end and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired, such as a significant adverse change in business climate, an adverse action or assessment by a regulator or the decision to sell a business, that would make it more likely than not that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it indicates that quoted market prices are the best evidence of fair value. The Company uses a combination of expected present values of future cash flows and comparative market multiples. It has also performed a review of market capitalization with estimated control premiums at December 31, 2015. If the fair value of a reporting unit is less than its net book value, the Company would perform a second step in its analysis, which compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company recognizes an impairment loss equal to that excess amount. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount and growth rates, operating margins and working capital requirements, selecting comparable companies within each reporting unit and market and determining control premiums. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

For 2015, there were four reporting units identified for impairment testing. Those units were SLPE, MTE, SL-MTI, and Davall. For 2014, there were three reporting units identified for impairment testing. Those units were SLPE, MTE and SL-MTI. There were no impairment charges related to goodwill recorded during 2015 and 2014. Based upon the assumptions described above, the Company’s 2013 annual impairment test resulted in our assessment that the carrying value of the TEAL reporting unit exceeded its fair value. As a result of the annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in the Company’s High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit.

As of December 31, 2015, the total fair values for each of the reporting units, excluding the recently acquired Davall, in all of the Company’s segments exceeded their total carrying values by 122% or greater. Davall’s fair value exceeded its carrying value by 10%. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

The Company has performed sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test for all reporting units that have goodwill. Based upon the Company’s annual assessment:

•	a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each reporting unit by approximately 1% to 2% and would not result in an impairment of any reporting unit;

•	a three percentage point decrease in the operating margin (operating income before tax) would reduce the indicated fair value of each reporting unit by a range of approximately 5% to 16% and would not result in an impairment of any reporting unit; or

•	a one percentage point increase in the discount rate would reduce the indicated fair value of each reporting unit by a range of approximately 2% to 5% and would not result in an impairment of any reporting unit.

Goodwill totaled $19,004,000 and $13,072,000 as of December 31, 2015 and December 31, 2014 (representing 14% and 10% of total assets), respectively.

Impairment Of Long-Lived And Intangible Assets

The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no impairment charges related to long-lived and intangible assets recorded during 2015, 2014 and 2013.

Environmental Expenditures

Expenditures that relate to current operations are charged to expense or capitalized, as appropriate. Expenditures that relate to an existing condition caused by formerly owned operations are expensed and recorded as part of discontinued operations, net of tax. Expenditures include costs of remediation, consulting, legal fees to defend against claims for environmental liability and certain costs to assist the Company with compliance matters and administrative tasks. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability for remediation expenditures includes, as appropriate, elements of costs such as site investigations, consultants’ fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted and they are not reduced by potential claims for recovery from insurance carriers. The Company does not currently have any outstanding claims against insurance carriers related to remediation expenditures. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other relevant factors, including changes in technology or regulations. For additional information related to environmental matters, see Note 18 of the Notes to the Consolidated Financial Statements.

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

Liquidity And Capital Resources

	December 31,	December 31,
	2015	2014	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$10,977	$31,950	$(20,973)	(66%)
Bank debt	$13,500	$—	$13,500	100%
Working capital	$26,613	$56,120	$(29,507)	(53%)
Shareholders’ equity	$77,003	$77,321	$(318)	N/M

N/M – Not material

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

At December 31, 2015, the Company reported $10,977,000 of cash and cash equivalents, compared to $31,950,000 of cash and cash equivalents as of December 31, 2014. Cash and cash equivalents decreased in 2015 primarily due to $34,703,000 of cash used in investing activities from continuing operations and $11,176,000 of cash used in operating activities from discontinued operations, which were partially offset by $21,280,000 of cash provided by operating activities from continuing operations, $3,151,000 of cash provided by financing activities from continuing operations, and $835,000 of cash provided by investing activities from discontinued operations.

During 2015, net cash provided by operating activities from continuing operations was $21,280,000 as compared to net cash provided by operating activities from continuing operations of $19,849,000 during 2014. The primary sources of cash from operating activities during 2015 were income from continuing operations of $12,398,000, a decrease in accounts receivable of $5,047,000, a decrease in deferred income tax assets of $2,921,000, and a decrease in inventories of $2,253,000. In addition, depreciation and amortization expense of $3,719,000 and non-cash stock based compensation of $1,004,000 were added to income from continuing operations. All of the Company’s operating segments, except for SL-MTI, recorded decreases in accounts receivable in 2015, which were primarily the result of decreases in sales during the fourth quarter of 2015 as compared to 2014. The increase in accounts receivable at SL-MTI was primarily due to an increase in sales as the result of the Davall and Torque Systems acquisitions. The decrease in deferred income tax assets was primarily due to environmental payments in 2015 for environmental claims, remediation, and other services which were accrued for in prior years, which were partially offset by other expenses accrued for in 2015. The largest decrease in inventories occurred at MTE, which is part of the High Power Group, which was primarily due to a decrease in purchases in 2015 in an effort to align inventory levels with current demand. The sources of cash from operating activities were partially offset by an increase in other assets of $2,433,000, a decrease in accrued income taxes of $2,386,000, and a decrease in other accrued liabilities of $1,345,000.

The increase in other assets was primarily due to an increase in TEAL’s value-added tax receivable related to its operations in Mexico. The decrease in accrued income taxes during 2015 was primarily due to a tax payment related to the gain from the sale of the company’s RFL subsidiary, which was recognized during the fourth quarter of 2014. The largest decrease in other accrued liabilities occurred at MTE, which was primarily due to a decrease in accrued compensation costs and a decrease in warranty reserve.

During 2014, net cash provided by operating activities from continuing operations was $19,849,000. The primary sources of cash from operating activities during 2014 were income from continuing operations of $14,180,000, an increase in accrued income taxes of $4,152,000, an increase in accounts payable of $2,130,000, a decrease in deferred income tax assets of $1,615,000, and an increase in other accrued liabilities of $1,321,000. In addition, depreciation and amortization expense of $2,220,000 was added to income from continuing operations. The increase in accrued income taxes was primarily due to the timing of tax payments related to the gain from the sale of the Company’s RFL subsidiary during the fourth quarter of 2014. All of the Company’s operating segments recorded increases in accounts payable during 2014, which was primarily the result of increased purchases during the fourth quarter of 2014 to meet customer demand. The decrease in deferred income tax assets was primarily due to environmental payments in 2014 for environmental claims, remediation, and other services which were accrued for in prior years. The increase in other accrued liabilities was primarily due to the reclassification of the fair value of the foreign currency forward contracts from other current assets in 2013 to other current liabilities in 2014 due to an unrealized loss which was recognized during 2014. The sources of cash from operating activities were partially offset by an increase in accounts receivable of $5,129,000, a gain from the sale of common stock classified as available-for-sale securities of $1,691,000, and a gain from the sale of property, plant and equipment of $1,127,000. All of the Company’s operating segments recorded increases in accounts receivable, which was primarily the result of increased sales during the fourth quarter of 2014 as compared to 2013. The gain from the sale of property, plant and equipment was primarily due to the sale of the Company’s former manufacturing facility located in Xianghe, China. The Company relocated to a new manufacturing facility in Xianghe, China during the fourth quarter of 2014.

During 2015, net cash used in operating activities from discontinued operations was $11,176,000 as compared to $9,920,000 during 2014. The primary uses of cash from operating activities from discontinued operations during 2015 were related to environmental remediation costs for the Pennsauken site as well as a payment of $2,173,000, which included interest, according to the terms of the Consent Decree, also related to the Pennsauken Site. The primary uses of cash from operating activities from discontinued operations during 2014 were an after-tax gain of $4,322,000 from the sale of the Company’s RFL subsidiary (proceeds of $18,000,000 are recorded as part of investing activities), and $5,902,000 of environmental payments.

During 2015, net cash used in investing activities from continuing operations was $34,703,000 as compared to net cash used in investing activities from continuing operations of $1,491,000 during 2014. Net cash used in investing activities from continuing operations during 2015 was related to the Davall Acquisition of $21,439,000 and Torque Systems Acquisition of $9,169,000, purchases of property, plant and equipment of $3,679,000, and for the purchase of other assets of $416,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software. Net cash used in investing activities from continuing operations in 2014 was primarily related to the acquisition of certain assets of Dynetic Systems, Inc. (“Dynetic”) of $3,973,000 and purchases of property, plant and equipment of $2,850,000, which were partially offset by the proceeds from the sale of common stock classified as available-for-sale securities of $4,054,000 and proceeds from the sale of property, plant and equipment of $1,657,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology, and for leasehold improvements related to the relocation to a new manufacturing facility in Xianghe, China. Proceeds from the sale of property, plant and equipment was primarily related to the sale of Company’s Xianghe, China manufacturing facility previously mentioned.

On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall pursuant to a SPA for a purchase price of £13,035,000, plus a Completion Statement adjustment of £814,000, which was approximately $20,207,000 and $1,232,000 at the exchange rates then in effect. The transaction was paid for primarily from borrowings under the Company’s 2012 Credit Facility with the remainder in cash.

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities Torque Systems pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment of $169,000. The Torque Systems Acquisition was paid in cash on May 22, 2015 while the working capital adjustment was paid during the fourth quarter of 2015.

On July 25, 2014, the Company entered into an Asset Purchase Agreement pursuant to which it purchased certain assets and assumed certain liabilities of Dynetic, for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000. The Dynetic Acquisition was paid for in cash.

During 2015, net cash provided by investing activities from discontinued operations was $835,000 as compared to net cash provided by investing activities from discontinued operations of $17,783,000 during 2014. Net cash provided by investing activities from discontinued operations during 2015 was due to the collection of an escrow related to the sale of the Company’s RFL subsidiary. Net cash provided by investing activities from discontinued operations during 2014 was primarily related to the $18,000,000 of cash proceeds received from the sale of the Company’s RFL subsidiary, which was partially offset by purchases of property, plant and equipment of $217,000 by RFL prior to the divestiture.

During 2015, net cash provided by financing activities from continuing operations was $3,151,000 as compared to net cash used in financing activities from continuing operations of $1,151,000 during 2014. Net cash provided by financing activities from continuing operations during 2015 was primarily related to $13,500,000 of net borrowings under the 2012 Credit Facility, which were partially offset by the repurchase and retirement of common stock pursuant to the Company’s Tender Offer of $6,796,000, including transaction costs, and $3,511,000 of payments made for the purchase of Company stock pursuant to the Company’s 2014 Repurchase Plan (described in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Net cash used in financing activities from continuing operations during 2014 was primarily related to $1,000,000 of payments made under the 2012 Credit Facility and $106,000 of payments made for the purchase of Company stock pursuant to the Company’s 2010 Repurchase Plan.

The Company had an outstanding balance of $13,500,000 under the 2012 Credit Facility as of December 31, 2015. The Company had no outstanding balance under the 2012 Credit Facility as of December 31, 2014. At December 31, 2015, and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $26,044,000 and $39,527,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 17.5% as of December 31, 2015. The Company’s current ratio was 1.53 to 1 at December 31, 2015 and 2.27 to 1 at December 31, 2014.

Capital expenditures from continuing operations were $3,679,000 in 2015, which represented an increase of $829,000 from the capital expenditure levels of 2014. The Company anticipates spending approximately $3,600,000 on property, plant and equipment, used primarily to upgrade production capabilities and technology during 2016. The 2016 capital additions are expected to be funded primarily through cash from operating activities and borrowings from the Company’s credit facility.

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

2012 Credit Facility

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility). The 2012 Credit Facility was amended on March 11, 2013, June 20, 2013, September 15, 2014, March 25, 2015, May 5, 2015, and July 24, 2015.

The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The sublimit for letters of credit equals the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage Letter of Credit (“LC”) issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London Interbank Offering Rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. As of December 31, 2015, the interest rate under the 2012 Credit Facility equaled 1.66%. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. As of December 31, 2015, the Company was in compliance with all of our covenants under the 2012 Credit Facility.

The Company’s obligations under the 2012 Credit Facility are secured by the grant of security interests in substantially all of its assets.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at December 31, 2015 for the periods indicated:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(in thousands)
Long-term debt (1)	$13,724	$—	$—	$—	$13,724
Operating leases	1,773	2,457	1,355	—	5,585
Payments to EPA(2)	2,173	2,157	—	—	4,330
Letters of credit (3)	456	—	—	—	456

	$18,126	$4,614	$1,355	$—	$24,045

(1)	Includes the 2012 Credit Facility and related interest payments through maturity of $224,000.
(2)	On May 28, 2013 a letter of credit was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2. In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,173,000, which included interest. The remaining two payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 18 – Commitments and Contingencies for the terms and conditions of the Consent Decree).
(3)	As of December 31, 2015, the Company was contingently liable for an outstanding letter of credit issued for casualty insurance requirements. The letter of credit has a maximum maturity of twelve months from the date of issuance.

The table above excludes the Company’s gross liability for uncertain tax positions of $926,000 including accrued interest and penalties, which totaled $118,000 as of December 31, 2015, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of December 31, 2015, inventory purchase commitments for copper totaled $259,000. As of December 31, 2015, no purchase commitments for copper were greater than three months.

Restructuring Costs

Restructuring activity for the period ended December 31, 2015 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2015
	(in thousands)
2015 Plan
Severance and other employee-related charges	$—	$236	$236	$—

2015 Restructuring Plan

During second half of 2015, the High Power Group and SL-MTI announced to their employees a restructuring plan (“2015 Restructuring Plan”) to align their costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees. As of December 31, 2015, there was a consolidated charge to earnings of $236,000 which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 41, all of which had been terminated as of December 31, 2015.

2014 Restructuring Plan

During the first quarter of 2014, TEAL, which is part of the High Power Group, announced to its employees a restructuring plan (“2014 Restructuring Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees. As of December 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014.

No restructuring activity was recognized during the period ended December 31, 2013.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

	Net Sales
	Years Ended December 31,
	2015	2014	$ Variance	% Variance
	(in thousands)
SLPE	$70,728	$74,593	$(3,865)	(5%)
High Power Group	69,621	85,332	(15,711)	(18)
SL-MTI	59,513	44,492	15,021	34

Net Sales	$199,862	$204,417	$(4,555)	(2%)

	Income from Operations
	Years Ended December 31,
	2015	2014	$ Variance	% Variance
	(in thousands)
SLPE	$10,023	$7,217	$2,806	39%
High Power Group	7,658	12,175	(4,517)	(37)
SL-MTI	8,044	7,170	874	12
Unallocated Corporate Expenses	(7,739)	(7,000)	(739)	(11)

Income from Operations	$17,986	$19,562	$(1,576)	(8%)

During 2015, consolidated net sales decreased by $4,555,000 or 2%, compared to net sales during 2014. When compared to 2014, net sales of SLPE decreased by $3,865,000, or 5%; net sales of the High Power Group decreased by $15,711,000, or 18%; and net sales of SL-MTI increased by $15,021,000, or 34%. During 2015, SL-MTI benefited from $5,467,000 of sales from the Davall Acquisition, which was completed on July 27, 2015, and $5,035,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015. SL-MTI also benefited from non-comparable sales of $2,743,000 from the Dynetics Acquisition, which was completed on July 25, 2014.

In 2015, the Company’s income from operations decreased by $1,576,000, or 8%, compared to 2014. Income from operations was 9% of net sales in 2015 compared to 10% of net sales in 2014. All of the Company’s operating entities recorded income from operations in 2015 and 2014. Unallocated Corporate Expenses increased by $739,000, or 11%, in 2015 compared to 2014. In addition, income from operations for SL-MTI was negatively impacted in 2015 by $950,000 of direct acquisition costs and $325,000 due to the non-cash amortization of an inventory purchase accounting adjustment associated with the Davall Acquisition, as well as $189,000 of direct acquisition costs that were associated with the Torque Systems Acquisition. Income from operations for SL-MTI was negatively impacted in 2014 by $266,000 due to the non-cash amortization of an inventory purchase accounting adjustment and $146,000 of direct acquisition costs associated with the Dynetic Acquisition.

Income from continuing operations in 2015 was $12,398,000 or $3.07 per diluted share, compared to income from continuing operations in 2014 of $14,180,000 or $3.39 per diluted share. Income from continuing operations was approximately 6% of net sales in 2015 and 7% of net sales 2014.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $70,728,000 or 35% of consolidated net sales in 2015, compared to $74,593,000, or 36% of consolidated net sales in 2014. The decrease in net sales at SLPE was primarily due to a decrease in sales in the medical product line. The decrease in the medical product line was primarily due to the Company’s current strategy to exit certain low margin business coupled with a decrease in OEM sales in the international market. The decrease in sales was partially offset by an increase in new product sales to the architectural and entertainment lighting market. Domestic sales decreased by 3% and international sales decreased by 10% during 2015. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2015 and 2014, also negatively affected net sales.

SLPE reported income from operations of $10,023,000 in 2015, compared to $7,217,000 in 2014. Income from operations increased in 2015 primarily due to a 5% decrease in cost of products sold as a percentage of net sales and a 1% decrease in operating costs, which were partially offset by a 5% decrease in sales. Operating costs decreased due to a decrease in engineering and product development costs of $335,000, or 7%, which was partially offset by an increase in depreciation and amortization expenses of $188,000, or 27%. Selling, general and administrative expenses were relatively flat during 2015.

High Power Group

The High Power Group reported net sales of $69,621,000, or 35% of consolidated net sales in 2015, compared to $85,332,000, or 42% of consolidated net sales in 2014. The decrease in net sales during 2015 was due to a decrease in net sales at MTE of $10,819,000, or 23% and a decrease at TEAL of $4,892,000, or 13%.

MTE’s sales decrease during 2015 was primarily attributable to a decrease in filter and reactor sales. The decrease in filter and reactor sales was primarily due to the decline of the oil and gas market. The decrease in filter sales was also due to a large project-based domestic order in 2014 for harmonic filters from a customer in the electronic equipment industry without a comparable large order in 2015. Domestic sales decreased by 24% and international sales decreased by 21%.

The decrease in net sales at TEAL was primarily due to a decrease in sales to a large domestic customer and a large international customer in the medical equipment imaging market. The decrease in net sales was also due to a decrease in sales to the solar industry due to the Company’s current strategy to exit certain low margin solar business. Domestic sales decreased by 14% and international sales decreased by 11% during 2015.

The High Power Group reported income from operations of $7,658,000 in 2015, compared to $12,175,000 in 2014. The decrease in income from operations during 2015 was due to a decrease at MTE of $4,559,000, which was partially offset by an increase at TEAL of $42,000. Income from operations decreased in 2015 primarily due to an 18% decrease in sales and a 1% increase in cost of products sold as a percentage of net sales, which were partially offset by an 8% decrease in operating costs. Operating costs decreased by $1,073,000 during 2015 primarily due to a $615,000 decrease in selling, general and administrative expenses, a $133,000 decrease in depreciation and amortization expenses, and a $76,000 decrease in engineering and product development costs. During 2015, the High Power Group recorded $214,000 of restructuring charges compared to $463,000 in 2014.

SL-MTI

SL-MTI recorded net sales of $59,513,000, or 30% of consolidated net sales in 2015, compared to $44,492,000, or 22% of consolidated net sales in 2014. During 2015, SL-MTI benefited from $5,467,000 of sales related to the Davall Acquisition and $5,035,000 of sales from the Torque Systems Acquisition, as previously mentioned. SL-MTI also benefited from $2,743,000 of non-comparable sales in 2015 related to the Dynetic Acquisition, which was completed on July 25, 2014. As a result, comparable net sales, net of the acquisitions, increased by $1,776,000, or 4%, during 2015 as compared to 2014. Excluding the acquisitions, the increase in net sales was primarily due to several large domestic and international customer orders in the commercial aerospace and military industries. The increase in net sales during 2015 was partially offset by a decrease in the industrial product line primarily due to a decrease in downhole exploration sales in the oil and gas market in North America. Excluding the acquisitions, domestic sales increased by 16% while international sales decreased 21% during 2015.

SL-MTI reported income from operations of $8,044,000 in 2015, compared to $7,170,000 in 2014. Income from operations increased by $874,000 in 2015 primarily due to a 34% increase in net sales, which was partially offset by a 2% increase in cost of products sold as a percentage of net sales and a 41% increase in operating costs. Operating costs increased by $3,221,000 during 2015 due to an increase selling, general and administrative expenses of $2,464,000, or 56%, which were primarily related to direct acquisition costs and other integration costs related to the Davall Acquisition and the Torque Systems Acquisition. The increase in operating costs was also due to an increase in depreciation and amortization expenses of $1,446,000, or 214%, primarily related to the Davall Acquisition and the Torque Systems Acquisition. The increase in operating costs was partially offset by a decrease in engineering and product development costs of $710,000. During 2015, the SL-MTI recorded $22,000 of restructuring charges.

Cost of Products Sold

Cost of products sold was approximately 67% of net sales in 2015, compared to 68% in 2014. Cost of products sold as a percentage of net sales decreased 1% while net sales decreased 2% during 2015.

SLPE recorded a decrease in cost of products sold as a percentage of net sales, while cost of products sold as a percentage of net sales increased at the High Power Group and SL-MTI. SLPE’s cost of products sold as a percentage of net sales improved by approximately 5% during 2015 primarily due to an improved product mix as the result of the introduction of new products into the market at higher margins. The improvement at SLPE was also due to the current strategy to exit certain low margin business. Cost of products sold as a percentage of net sales at the High Power Group increased by approximately 1% during 2015 due to a 2% increase at MTE, which was partially offset by a 1% improvement at TEAL. The increase in cost of products sold as a percentage of net sales at MTE was primarily due an unfavorable product mix and customer mix in 2015. The improvement in cost of products sold as a percentage of net sales at TEAL was primarily due to a favorable product mix coupled with a shift in production to its manufacturing operations in Mexico. SL-MTI recorded a 2% increase in its cost of products sold as a percentage of net sales during 2015. Excluding the Torque Systems Acquisition and Davall Acquisition, SL-MTI’s cost of products sold as a percentage of net sales would have further increased due to an increase in costs of quality and overhead costs. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 5% of net sales in 2015 and 2014. Engineering and product development expenses decreased by $1,121,000, or 10%, during 2015. Engineering and product development costs at SL-MTI decreased $710,000 primarily due to a decrease in prototype materials expense. SLPE recognized a $335,000 decrease in engineering and product development costs primarily due to lower compensation costs as a result of decreased personnel. SLPE’s decrease in engineering and product development costs was also due to reduced safety agency fees as a result of the Company’s current strategy to exit certain low margin business. Engineering and product development costs at the High Power Group decreased by $76,000 due a decrease in employee compensation costs, which were partially offset by a decrease in customer funded projects during 2015 at TEAL.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 17% of net sales for 2015, compared to 16% in 2014. During 2015, selling, general and administrative expenses increased by $2,532,000, or 8%, while sales decreased by 2%.

Selling, general and administrative expenses at SL-MTI increased by $2,464,000 primarily due to direct acquisition, integration and other costs related to the Davall Acquisition and the Torque Systems Acquisition. The increase in selling, general and administrative expenses at SL-MTI was partially offset by direct acquisition, integration, and other costs incurred during 2014 related to the Dynetic Acquisition. The High Power Group recorded a decrease in selling, general and administrative expenses of $615,000 primarily due to a decrease in variable compensation costs. Selling, general and administrative expenses at SLPE were relatively flat during 2015 compared to 2014. Unallocated Corporate Expenses increased by $739,000 primarily due to an increase in consulting and compliance costs, which were partially offset by the reversal of a deferred compensation accrual due to the death of a pensioner and a decrease in insurance costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2015 were $3,719,000, an increase of $1,499,000, or 68%, compared to depreciation and amortization expenses in 2014. The increase was primarily due to a $1,446,000 increase at SL-MTI related to the Davall Gears Acquisition, which was completed on July 27, 2015, and the Torque Systems Acquisition, which was completed on May 22, 2015.

Restructuring Costs

Restructuring costs were $236,000 in 2015 and consisted of severance costs and other employee related charges. During the second half of 2015, the High Power Group and SL-MTI announced to their employees a restructuring plan to align their costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees.

Restructuring costs were $463,000 in 2014 and consisted of severance costs and other employee related charges. During the first quarter of 2014, TEAL, which is part of the High Power Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2015 and 2014, the amortization of deferred financing costs equaled $191,000 and $94,000, respectively.

Interest Income

Interest income was $25,000 in 2015 and $13,000 in 2014. During the fourth quarter of 2014, the Company opened a performance money market account. As of December 31, 2015 and December 31, 2014, the performance money market account earned interest income of $18,000 and $5,000, respectively. Interest income during 2015 and 2014 also included $7,000 and $8,000, respectively, of interest income earned on other deposit accounts.

Interest Expense

Interest expense was $123,000 in 2015 and $27,000 in 2014. The Company had an outstanding balance of $13,500,000 under the Company’s 2012 Credit Facility as of December 31, 2015. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility as of December 31, 2014.

Other Gain (Loss), net

Other gain (loss), net in 2015 was a net gain of $340,000 compared to a net gain of $1,769,000 in 2014. Other gain (loss), net in 2015 included $201,000 of net foreign currency transaction gains and $139,000 gain on foreign currency forward contracts. The primary driver of the net foreign currency transaction losses were the fluctuations in the value of the USD to CNH and fluctuations in the value of the USD to GBP. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities, a $892,000 gain on the sale of the Company’s former manufacturing facility located in Xianghe, China, and $11,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $825,000 unrealized loss on foreign currency forward contracts.

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2015 and loss recognized in 2014 represent the change in fair value of foreign currency forward contracts that are marked to market at year end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2015 was approximately 31% as compared to 33% during 2014. The decrease in the effective tax rate during 2015 was primarily due to a favorable settlement with the U.S. Treasury department regarding the Company’s transfer pricing policies in China and an increase in federal and state research and development tax credits.

Discontinued Operations

Net loss from discontinued operations was $1,700,000 in 2015 compared to net income from discontinued operation of $4,715,000 in 2014. The loss from discontinued operations during 2015 relates to environmental remediation costs, consulting fees, and legal expenses primarily related to the Company’s Pennsauken site and, to a lesser extent, costs associated with the past operations of the Company’s four other environmental sites (See Note 18 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further information concerning the environmental sites). Income from discontinued operations during 2014 relates to a pre-tax gain of $6,650,000 ($4,322,000 net of tax) from the sale of RFL on November 17, 2014 (See Note 4 in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further information concerning the sale of RFL). Income from the discontinued operations also relates to the net earnings of RFL prior to the divestiture. These gains and earnings associated with RFL were partially offset by environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net Income

Net income was $10,698,000, or $2.65 per diluted share, for 2015 compared to $18,895,000, or $4.51 per diluted share, for 2014. The weighted average number of shares used in the diluted earnings per share computation was 4,041,000 and 4,187,000 for 2015 and 2014, respectively.

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

In 2014, the Company’s income from operations increased by $9,327,000, or 91%, when compared to 2013. Income from operations was 10% of net sales in 2014 compared to 6% in 2013. All of the Company’s operating entities recorded income from operations in 2014 and 2013. Unallocated Corporate Expenses increased by $1,269,000, or 22%, in 2014 compared to 2013. In addition, income from operations for SL-MTI during 2014 was negatively impacted by $266,000 due to the non-cash amortization of an inventory purchase accounting adjustment and $146,000 of direct acquisition costs associated with the Dynetic Acquisition. During 2013, the Company’s income from operations was negatively impacted by a $5,055,000 non-cash goodwill impairment charge related to the Company’s TEAL reporting unit, which is part of the High Power Group segment.

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

Income from operations was negatively impacted by $266,000 due to the non-cash amortization of an inventory purchase accounting adjustment and $146,000 of direct acquisition costs associated with the Dynetic Acquisition. Excluding the Dynetic Acquisition, income from operations increased by $566,000 in 2014 primarily due to a 13% increase in net sales, which was partially offset by a 2% increase in cost of products sold as a percentage of net sales and an increase in operating costs of $469,000, or 7% during 2014. Operating costs increased during 2014 primarily due to an increase in selling, general and administrative expenses of $214,000, or 6%, and an increase in engineering and product development costs of $169,000, or 6%.

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

During 2014, SL-MTI and the High Power Group each recorded an increase in selling, general and administrative expenses, while SLPE recorded a decrease in selling, general and administrative expenses. Selling, general and administrative expenses at SL-MTI increased by $1,026,000 primarily due to $812,000 of direct acquisition and integration costs related to the Dynetic Acquisition. The increase in selling, general and administrative expenses at SL-MTI was also due to an increase in environmental remediation costs and increased salaries due to higher staffing levels. The High Power Group recorded an increase in selling, general and administrative expenses of $913,000 primarily due to an increase at MTE. The increase at MTE was primarily due to increased salaries due to higher staffing levels and increased commissions and other compensation costs on higher sales volumes. Selling, general and administrative expenses at TEAL were relatively flat during 2014.

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

Restructuring Costs

Restructuring costs were $463,000 in 2014 and consisted of severance costs and other employee related charges. During the first quarter of 2014, TEAL, which is part of the High Group, announced to its employees a restructuring plan to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees. No restructuring costs were incurred during 2013.

Goodwill Impairment

Goodwill impairment expense in 2013 was $5,055,000, or 2.7% of net sales, without a comparable charge in 2014. The 2013 expense is detailed in the “Goodwill” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Goodwill and Intangibles in the Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

Discontinued Operations

During 2014, the Company recorded income from discontinued operations, net of tax, of $4,715,000 compared to income from discontinued operations of $762,000, net of tax, in 2013. Income from discontinued operations during 2014 relates to a pre-tax gain of $6,650,000 ($4,322,000 net of tax) from the sale of RFL on November 17, 2014 (see Note 4 – Discontinued Operations for further information). Income from the discontinued operations also relates to the net earnings of RFL prior to the divestiture. These gains and earnings associated with RFL were partially offset by environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (see Note 18 – Commitments and Contingencies for further information concerning the environmental sites).

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The Company’s significant market risks are primarily associated with commodity prices, interest rates, and foreign currency exchange rates. The Company’s quantitative and qualitative disclosures about market risk include forward-looking statements. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Prices:

In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase of certain raw materials, including copper, steel and certain other non-ferrous metals used as raw materials. These raw materials are subject to price volatility caused by changes in global supply and demand and governmental controls. The Company’s market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and to allow operating results to reflect market price movements dictated by supply and demand. Also, in certain instances the Company has aligned the volatility of copper prices with sale prices.

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper or other raw materials. As of December 31, 2015, inventory purchase commitments for copper totaled $259,000. As of December 31, 2015, no purchase commitments for copper were greater than three months.

To the extent that the Company has not mitigated our exposure to changing raw material prices, we may not be able to increase our prices to our customers to offset such potential raw material price fluctuations, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

The fair value of the Company’s cash and cash equivalents, trade and other receivables, trade payables and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.

At December 31, 2015, the Company’s debt was comprised of our 2012 Credit Facility. Accordingly, our 2012 Credit Facility may be relatively sensitive to the effects of interest rate fluctuations. A one percentage point change in our average interest rate would impact annual interest expense by an aggregate of approximately $135,000 based on total debt outstanding at December 31, 2015.

Foreign Currency Exchange Rates:

The Company is a USD functional currency entity that manufactures products in the USA, Mexico, China, and the United Kingdom. The Company’s sales are primarily priced and invoiced in U.S. dollars and its costs and expenses are priced in U.S. dollars, Mexican peso (MXN), Chinese yuan (CNH), and the United Kingdom pound (GBP). As a result, the Company has exposure to changes in exchange rates between the time when expenses in the non-functional currencies are initially incurred and the time when the expenses are ultimately paid. The Company’s objective in using derivatives is to add stability and to manage its exposure to foreign exchange risks. To accomplish this objective, the Company uses foreign currency forward contracts to manage its exposure to fluctuations in the exchange rates. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date.

During 2014 and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of December 31, 2015, the fair value of the foreign currency forward contracts was recorded as a $534,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $673,000 liability in other current liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2015, Company recognized a gain from foreign currency fluctuations totaling $201,000. During the years ended December 31, 2014 and 2013, the Company incurred losses from foreign currency fluctuations totaling $8,000 and $4,000, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the report of Grant Thornton LLP, independent registered public accounting firm, are included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2015 the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company completed the acquisition of Torque Systems assets on May 22, 2015, and the acquisition of Davall on July 27, 2015. Management has excluded the operations of these businesses from the evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Torque Systems and Davall represent approximately 7.3% and 20.1% of total assets as of December 31, 2015, and approximately 2.5% and 2.7% of net sales for the year then ended. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of the Company’s internal control over financial reporting in 2016.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Grant Thornton, LLP, the independent registered public accounting firm who audited the Company’s 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in Item 8 of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, the Company made enhancements to its information technology general controls over change management, and enhancements to certain management review controls. Aside from these enhancements, as well as the change in internal control over financial reporting related to the Torque Systems Acquisition and Davall Acquisition, no changes in internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations Over Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this Annual Report on Form 10-K, and the Code of Ethics, as set forth below, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the Equity Compensation Plan Information set forth below, the information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the applicable information in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

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

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because (a) the required information is shown elsewhere in this Annual Report on Form 10-K, or (b) they are inapplicable, or (c) they are not required.

See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(a) (3) Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature pages of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC.
(Company)

By	/s/ William T. Fejes	Date:	March 15, 2016
William T. Fejes – President and Chief Executive Officer (Principal Executive Officer)

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

By	/s/ Glen M. Kassan	Date:	March 15, 2016
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date:	March 15, 2016
William T. Fejes – President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Louis J. Belardi	Date:	March 15, 2016
Louis J. Belardi – Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

By	/s/ Warren G. Lichtenstein	Date:	March 15, 2016
Warren G. Lichtenstein – Director

By	/s/ Avrum Gray	Date:	March 15, 2016
Avrum Gray - Director

By	/s/ James A. Risher	Date:	March 15, 2016
James A. Risher - Director

By	/s/ Mark E. Schwarz	Date:	March 15, 2016
Mark E. Schwarz - Director

EXHIBIT INDEX

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description
2.1	Securities Purchase Agreement by and among SL Industries, Inc., SL Industries Vertrieb GmbH, and DCX-Chol Holding GmbH, DCX-Chol Enterprises, Inc. and Chol Enterprises, Inc. dated as of January 3, 2003. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003.

2.2	Agreement and Plan of Merger, dated December 16, 2005, by and among SL Industries, Inc., Lakers Acquisition Corp. and Ault Incorporated. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

2.3	Stock Purchase Agreement, dated October 31, 2006 by and among SL Industries, Inc., Norbert D. Miller, Revocable Living Trust of Fred A. Lewis and Margaret Lange-Lewis U/A dated January 28, 1993, as Amended and Restated as of October 31, 2001 and the Einhorn Family Foundation. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 21, 2006.

2.4	Agreement and Plan of Merger, dated June 3, 2013, by and between SL Industries, Inc., a New Jersey corporation, and SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

2.5	Stock Purchase Agreement, dated as of November 17, 2014, by and among SL Delaware Holdings, Inc., SL Industries, Inc., and Hubbell Power Systems. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2014.

2.6	Share Purchase Agreement for the Sale and Purchase of Davall Gears, Ltd., dated July 27, 2015, between SL Montevideo Technology, Inc., and the shareholders of Davall Gears, LTD. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 29, 2015.

3.1	Amended and Restated Certificate of Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

3.2	By-Laws of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

4.1	Form of Common Stock Certificate Incorporation of SL Industries, Inc., a Delaware corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

10.1+	Supplemental Compensation Agreement for the Benefit of Byrne Litschgi. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated November 9, 1990.

10.2+	1991 Long Term Incentive Plan of SL Industries, Inc., as amended, is incorporated by reference to Appendix to the Company’s Proxy Statement for its 1995 Annual Meeting held November 17, 1995, previously filed with the Securities and Exchange Commission.

10.3+	Employment Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.4+	Stock Option Agreement, dated June 29, 2010, between the SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.5+	Separation Agreement and Mutual Release of a former officer, dated as of October 20, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.6+	Separation Agreement and Mutual Release of a former officer, dated as of October 14, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.7+	Change of Control Agreement, dated August 31, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.8+	Stock Option Agreement, dated September 2, 2010, between the SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.9+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, entered into during the second fiscal quarter of 2011. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.10+	Form of 2011 Restricted Shares Agreement between the Company and directors of the Company, entered into during the third fiscal quarter of 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.

10.11+	Form of Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 17, 2012. Form of Restricted Stock Unit Grant Letter and Agreement incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.12+	Form of 2012 Restricted Shares Agreement between the Company and each director of the Company, dated April 2, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.13	Credit Agreement, dated August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.14	Amendment to Credit Agreement, dated March 11, 2013, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013.

10.15+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 5, 2013. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.16+	Form of 2013 Restricted Shares Agreement, dated May 9, 2013, between the Company and each director of the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10.17	Second Amendment and Joinder to Credit Agreement and to Security Agreement, dated June 20, 2013, by and among the Company, subsidiaries of the Company, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, subsidiaries of the Company, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2013.

10.18+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 27, 2014. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.19+	Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and William Fejes, Jr. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.20+	Stock Option Agreement, dated March 27, 2014, between SL Industries, Inc. and Louis J. Belardi. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.21+	Form of 2014 Restricted Shares Agreement, dated May 12, 2014, between the Company and each director of the Company. Form of Restricted Shares Agreement incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014.

10.22+	2008 Incentive Stock Plan, as amended. Incorporate by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014.

10.23	Third Amendment and Joinder to Credit Agreement and to Security Agreement, dated September 15, 2014, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, further amending the Credit Agreement and the Security Agreement entered into as of August 9, 2012, by and among the Company, the subsidiaries of the Company, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

10.24+	Form of Indemnification Agreement for directors and officers of SL Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2014.

10.25+	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated February 13, 2015. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011.

10.26	Fourth Amendment to Credit Agreement, dated March 25, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2015.

10.27	Fifth Amendment to Credit Agreement, dated May 5, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2015.

10.28	Asset Purchase Agreement dated May 22, 2015, by and among the Company, SLMTI DS LLC, SL Montevideo Technology, Inc., and ITT Torque Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2015.

10.29+	Form of 2015 Restricted Shares Agreement, dated May 28, 2015, between the Company and each director of the Company. Form of Restricted Shares Agreement incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-196403), filed with the Securities and Exchange Commission on May 30, 2014.

10.30	Sixth Amendment to Credit Agreement, dated July 24, 2015, by and among the Company, the Company’s subsidiaries, PNC Bank National Association, as administrative agent and lender, and the lenders from time to time party thereto, amending the Credit Agreement entered into as of August 9, 2012, by and among the Company, the Company’s subsidiaries, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2015.

18	Preferability letter from Grant Thornton LLP for change in accounting principle. Incorporated by reference to Exhibit 18 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015.

21**	Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract, or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SL Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SL Industries, Inc.

We have audited the accompanying consolidated balance sheets of SL Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SL Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SL Industries, Inc.

We have audited the internal control over financial reporting of SL Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Torque Systems (a division of SLMTI DS LLC) and Davall Gears, Ltd., whose financial statements reflect total assets constituting 7.3 percent and 20.1 percent, respectively, and total revenues constituting 2.5 percent and 2.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Torque Systems and Davall Gears, Ltd were acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Torque System and Davall Gears, Ltd.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 15, 2016

Item 1.	Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,977,000	$31,950,000
Receivables, net	32,470,000	33,966,000
Inventories, net	23,722,000	23,597,000
Other current assets	5,946,000	4,751,000
Deferred income taxes, net	4,145,000	6,105,000

Total current assets	77,260,000	100,369,000

Property, plant and equipment, net	18,166,000	8,070,000
Deferred income taxes, net	1,949,000	5,496,000
Goodwill	19,004,000	13,072,000
Other intangible assets, net	16,473,000	3,788,000
Other assets and deferred charges, net	1,068,000	981,000

Total assets	$133,920,000	$131,776,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$13,500,000	$—
Accounts payable	20,519,000	19,285,000
Accrued income taxes	—	3,618,000
Accrued liabilities:
Payroll and related costs	4,976,000	4,880,000
Other	11,652,000	16,466,000

Total current liabilities	50,647,000	44,249,000

Deferred compensation and supplemental retirement benefits	1,180,000	1,427,000
Other long-term liabilities	5,090,000	8,779,000

Total liabilities	56,917,000	54,455,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,496,000 and 6,656,000 shares, respectively	1,299,000	1,331,000
Capital in excess of par value	16,800,000	22,747,000
Retained earnings	90,113,000	79,415,000
Accumulated other comprehensive (loss), net of tax	(2,491,000)	(638,000)
Treasury stock at cost, 2,535,000 and 2,512,000 shares, respectively	(28,718,000)	(25,534,000)

Total shareholders’ equity	77,003,000	77,321,000

Total liabilities and shareholders’ equity	$133,920,000	$131,776,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013

Net sales	$199,862,000	$204,417,000	$184,658,000
Cost and expenses:
Cost of products sold	133,132,000	138,794,000	126,432,000
Engineering and product development	9,920,000	11,041,000	11,340,000
Selling, general and administrative	34,869,000	32,337,000	29,586,000
Depreciation and amortization	3,719,000	2,220,000	2,010,000
Restructuring charges	236,000	463,000	—
Goodwill impairment	—	—	5,055,000

Total cost and expenses	181,876,000	184,855,000	174,423,000

Income from operations	17,986,000	19,562,000	10,235,000
Other income (expense):
Amortization of deferred financing costs	(191,000)	(94,000)	(83,000)
Interest income	25,000	13,000	12,000
Interest expense	(123,000)	(27,000)	(61,000)
Other gain (loss), net	340,000	1,769,000	(78,000)

Income from continuing operations before income taxes	18,037,000	21,223,000	10,025,000
Income tax provision	5,639,000	7,043,000	2,547,000

Income from continuing operations	12,398,000	14,180,000	7,478,000
(Loss) income from discontinued operations, net of tax	(1,700,000)	4,715,000	762,000

Net income	$10,698,000	$18,895,000	$8,240,000

Basic net income (loss) per common share
Income from continuing operations	$3.10	$3.43	$1.81
(Loss) income from discontinued operations, net of tax	(0.43)	1.14	0.18

Net income	$2.67	$4.57	$1.99

Diluted net income (loss) per common share
Income from continuing operations	$3.07	$3.39	$1.79
(Loss) income from discontinued operations, net of tax	(0.42)	1.12	0.18

Net income	$2.65	$4.51	$1.97

Shares used in computing basic net income (loss) per common share	4,001,000	4,139,000	4,138,000
Shares used in computing diluted net income (loss) per common share	4,041,000	4,187,000	4,184,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013
Net income	$10,698,000	$18,895,000	$8,240,000
Other comprehensive income, net of tax:
Foreign currency translation	(1,853,000)	(366,000)	180,000
Net unrealized gain on available-for-sale securities	—	—	1,094,000
Net unrealized gain reclassified into income on sale of available-for-sale securities	—	(1,094,000)	—

Comprehensive income	$8,845,000	$17,435,000	$9,514,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Common Stock						Accumulated Other Comprehensive (Loss) Income
	Issued		Held In Treasury		Capital in Excess of Par Value	Retained Earnings		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2012	6,656,000	$1,331,000	(2,517,000)	$(24,305,000)	$21,578,000	$52,280,000	$(452,000)	$50,432,000
Net income						8,240,000		8,240,000
Foreign currency translation							180,000	180,000
Net unrealized gain on available-for-sale securities, net of tax							1,094,000	1,094,000

Other, including exercise of employee stock options, awards released and related income tax benefits			74,000	733,000	30,000			763,000
Stock-based compensation					545,000			545,000
Treasury stock purchased			(87,000)	(2,079,000)				(2,079,000)

Balance December 31, 2013	6,656,000	$1,331,000	(2,530,000)	$(25,651,000)	$22,153,000	$60,520,000	$822,000	$59,175,000

Net income						18,895,000		18,895,000
Foreign currency translation							(366,000)	(366,000)
Net unrealized gain reclassified into income on sale of available-for-sale securities, net of tax							(1,094,000)	(1,094,000)

Other, including exercise of employee stock options, awards released and related income tax benefits			22,000	223,000	(174,000)			49,000
Stock-based compensation					768,000			768,000
Treasury stock purchased			(4,000)	(106,000)				(106,000)

Balance December 31, 2014	6,656,000	$1,331,000	(2,512,000)	$(25,534,000)	$22,747,000	$79,415,000	$(638,000)	$77,321,000

Net income						10,698,000		10,698,000
Foreign currency translation							(1,853,000)	(1,853,000)
Other, including exercise of employee stock options, awards released and related income tax benefits			66,000	327,000	(187,000)			140,000
Stock-based compensation					1,004,000			1,004,000
Repurchase and retirement of common stock	(160,000)	(32,000)			(6,764,000)			(6,796,000)
Treasury stock purchased			(89,000)	(3,511,000)				(3,511,000)

Balance December 31, 2015	6,496,000	$1,299,000	(2,535,000)	$(28,718,000)	$16,800,000	$90,113,000	$(2,491,000)	$77,003,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$10,698,000	$18,895,000	$8,240,000
Adjustment for loss (income) from discontinued operations	1,700,000	(4,715,000)	(762,000)

Income from continuing operations	12,398,000	14,180,000	7,478,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,346,000	1,549,000	1,462,000
Amortization	1,373,000	671,000	548,000
Amortization of deferred financing costs	191,000	94,000	83,000
Stock-based compensation	1,004,000	768,000	545,000
Excess tax benefit on stock compensation	—	—	(132,000)
(Gain) loss on foreign exchange contracts	(139,000)	825,000	90,000
Provisions for losses on accounts receivable	103,000	29,000	46,000
Deferred compensation and supplemental retirement benefits	99,000	327,000	313,000
Deferred compensation and supplemental retirement benefit payments	(382,000)	(440,000)	(503,000)
Deferred income taxes	2,921,000	1,615,000	153,000
(Gain) on sale of available-for-sale securities	—	(1,691,000)	—
(Gain) on sale of property, plant and equipment	—	(1,127,000)	—
Goodwill impairment	—	—	5,055,000
Changes in operating assets and liabilities:
Accounts receivable	5,047,000	(5,129,000)	(1,028,000)
Inventories	2,253,000	(388,000)	(725,000)
Other assets	(2,433,000)	963,000	(1,729,000)
Accounts payable	230,000	2,130,000	(1,860,000)
Other accrued liabilities	(1,345,000)	1,321,000	3,368,000
Accrued income taxes	(2,386,000)	4,152,000	494,000

Net cash provided by operating activities from continuing operations	21,280,000	19,849,000	13,658,000
Net cash (used in) operating activities from discontinued operations	(11,176,000)	(9,920,000)	(3,959,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,104,000	9,929,000	9,699,000

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,679,000)	(2,850,000)	(2,434,000)
Proceeds from sale of property, plant and equipment	—	1,657,000	—
Acquisition of a business, net of cash acquired	(30,608,000)	(3,973,000)	—
Purchases of available-for-sale securities	—	—	(2,362,000)
Proceeds from sale of available-for-sale securities	—	4,054,000	—
Purchases of other assets	(416,000)	(379,000)	(320,000)

Net cash (used in) investing activities from continuing operations	(34,703,000)	(1,491,000)	(5,116,000)
Net cash provided by (used in) investing activities from discontinued operations	835,000	17,783,000	(416,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(33,868,000)	16,292,000	(5,532,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	23,000,000	—	25,490,000
Payments of Senior Revolving Credit Facility	(9,500,000)	(1,000,000)	(24,490,000)
Payments of deferred financing costs	(182,000)	(45,000)	(42,000)
Repurchase and retirement of common stock	(6,796,000)	—	—
Treasury stock purchases	(3,511,000)	(106,000)	(2,079,000)
Proceeds from stock options exercised	140,000	—	743,000
Excess tax benefit on stock compensation	—	—	132,000

Net cash provided by (used in) financing activities from continuing operations	3,151,000	(1,151,000)	(246,000)
Net cash (used in) financing activities from discontinued operations	—	(235,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,151,000	(1,386,000)	(246,000)

Effect of exchange rate changes on cash	(360,000)	(48,000)	46,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,973,000)	24,787,000	3,967,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,950,000	7,163,000	3,196,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,977,000	$31,950,000	$7,163,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Background: SL Industries, Inc. (the “Company”), through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to Original Equipment Manufacturers (“OEMs”) and, to a lesser extent, to commercial distributors. The Company’s customer base is primarily located in the United States. The Company’s operating subsidiaries are described and defined in Note 25. The Company’s discontinued operations are described and defined in Note 4.

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

Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2015 and December 31, 2014, cash and cash equivalents held in the United States are held principally at one financial institution.

Accounts Receivable: The Company’s accounts receivable primarily consist of trade receivables and are reported net of allowances for doubtful accounts of approximately $294,000 and $281,000 as of December 31, 2015 and December 31, 2014, respectively. The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The Company’s carrying cost of inventory is valued at the lower of cost or market as the Company continually reviews the book value of discontinued product lines to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then related inventory is adjusted to market value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. The Company also continually evaluates the composition of its inventory and identifies obsolete, slow-moving, and excess inventories. Inventory items identified as obsolete, slow-moving, or excess are evaluated to determine if reserves are required. If the Company were not able to achieve its expectations of the net realizable value of the inventory at current market value, it would have to adjust its reserves accordingly. The Company attempts to accurately estimate future product demand to properly adjust inventory levels. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

During the third quarter of 2015, the Company elected to change its method of valuing inventory held at two of its manufacturing facility’s reporting within our SL Montevideo Technology, Inc. (“SL-MTI”) subsidiary from the last-in, first-out (“LIFO”) method to the FIFO method. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory reported in the Company’s consolidated balance sheet, provides a better matching of cost of goods sold with revenue, provides consistency across all of our operations, and FIFO is the method used by the Company’s management to monitor the financial results of SL-MTI. Refer to Note 7, “Inventories”, for additional information regarding this transaction.

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

Property, Plant And Equipment: Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, any gain or loss is recognized currently. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets, which range from 15 to 40 years for buildings, 3 to 15 years for equipment and other property, and the lesser of the lease term or life of the asset for leasehold improvements. Assets subject to capital leases are depreciated over the lesser of the estimated useful life of the asset or length of the contract.

Business Combinations

The Company accounts for business combinations in accordance with the guidance under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.

Goodwill And Other Intangibles: The Company follows ASC 350 “Intangibles – Goodwill and Other,” which requires that goodwill and other indefinite-lived intangible assets will no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their estimated useful lives.

The Company’s impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment may take place. The Company conducted its annual impairment test as of December 31, 2015.

A two-step process is utilized to determine if goodwill has been impaired. In the first step, the fair value of each reporting unit is compared to the net asset value recorded for such unit. If the fair value exceeds the net asset value, the goodwill of the reporting unit is not adjusted. However, if the recorded net asset value exceeds the fair value, the Company would perform a second step to measure the amount of impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the goodwill recorded for such unit. If the recorded amount of goodwill exceeds the implied fair value, an impairment loss is recognized in the amount of the excess. The nonrecurring fair value measurement of goodwill is developed using significant unobservable inputs (Level 3) (see Note 20 for additional information).

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

Deferred Financing Costs: Costs incurred in securing long-term debt are deferred and amortized on a straight-line basis over the term of the related debt. In the case of loan modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.” The net unamortized deferred financing costs at December 31, 2015 and December 31, 2014 were $168,000 and $177,000, respectively. The financing cost amortization expense was $191,000, $94,000, and $83,000, for 2015, 2014, and 2013, respectively.

Product Warranty Costs: The Company offers various warranties on its products. These warranties vary in length depending on the product. The Company provides for its estimated future warranty obligations in the period in which the related sale is recognized primarily based on historical experience. For 2015, 2014 and 2013, product warranty costs from continuing operations were $10,000, $818,000 and $757,000, respectively. During 2015, warranty expense comprised of $302,000 of expense for new warranties issued, less $292,000 to reverse specific warranty reserves which were recognized in previous years (see Note 15 – Accrued Liabilities Other for further information).

Advertising Costs: Advertising costs are expensed as incurred. For 2015, 2014 and 2013, advertising costs from continuing operations were $211,000, $349,000 and $258,000, respectively.

Research And Development Costs: Research and development costs are expensed as incurred. For 2015, 2014 and 2013, research and development costs from continuing operations were $2,198,000, $4,054,000 and $4,215,000, respectively.

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

Derivative Instruments And Hedging Activities: ASC 815, “Derivatives and Hedging”, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

There were no anti-dilutive options for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

The table below sets forth the computation of basic and diluted net income per share:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders:
Basic net income available to common shareholders from continuing operations	$12,398	$14,180	$7,478
Basic net (loss) income available to common shareholders from discontinued operations	$(1,700)	$4,715	$762

Diluted net income available to common shareholders from continuing operations	$12,398	$14,180	$7,478
Diluted net (loss) income available to common shareholders from discontinued operations	$(1,700)	$4,715	$762

Shares:
Basic weighted average number of common shares outstanding	4,001	4,139	4,138
Common shares assumed upon exercise of stock options	40	48	46

Diluted weighted average number of common shares outstanding	4,041	4,187	4,184

Basic net income (loss) per common share:
Income from continuing operations	$3.10	$3.43	$1.81
(Loss) income from discontinued operations, net of tax	(0.43)	1.14	0.18

Net income	$2.67	$4.57	$1.99

Diluted net income (loss) per common share:
Income from continuing operations	$3.07	$3.39	$1.79
(Loss) income from discontinued operations, net of tax	(0.42)	1.12	0.18

Net income	$2.65	$4.51	$1.97

Note 3. Recently Adopted and Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity,” which amends the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company’s 2019 fiscal year.

Note 4. Discontinued Operations

The results of total (loss) income from discontinued operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 were as follows:

	December 31,
	2015	2014	2013
	(in thousands)
(Loss) income from discontinued operations before income taxes:
Divested operations - RFL	$—	$8,215	$2,852
Environmental costs	(2,960)	(896)	(1,620)

Total (loss) income from discontinued operations before income taxes	$(2,960)	$7,319	$1,232

(Loss) income from discontinued operations, net of tax:
Divested operations - RFL	$—	$5,338	$1,854
Environmental costs	(1,700)	(623)	(1,092)

Total (loss) income from discontinued operations, net of tax	$(1,700)	$4,715	$762

The loss from discontinued operations due to environmental costs in 2015, 2014, and 2013 is related to remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 18 – Commitments and Contingencies for further information concerning the environmental sites).

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

A portion of the cash consideration was held in escrow to secure the indemnification obligations of SL Delaware Holdings. The Company was eligible to receive 50% of the total $2,000,000 escrow, or $1,000,000, subject to certain adjustments, after the first nine months from the date of sale, and the remainder after eighteen months from the date of sale. During the third quarter of 2015, the Company collected $835,000 of the escrow, which was net of a $165,000 payment related to a service agreement for a former executive. This amount had been accrued in 2014. As a result, no income or expense was recorded in 2015.

The Company concluded that the accounting requirements for reporting the results of operations and cash flows of the divested business as discontinued operations were met at November 17, 2014. As a result, the consolidated statements of income, the consolidated statements of cash flows, and the notes to the consolidated financial statements for the periods presented reflect the formerly owned RFL businesses as discontinued operations.

The results of the discontinued operations for RFL for the years ended December 31, 2014 and December 31, 2013 were as follows:

	December 31,
	2014	2013
	(in thousands)
Net sales	$17,093	$20,030
Costs and expenses:
Cost of products sold	8,287	9,405
Engineering and product development	1,829	1,714
Selling, general and administrative	5,027	5,839
Depreciation and amortization	352	396

Total cost and expenses	15,495	17,354

Income from operations	1,598	2,676
Other income (expense):
Interest expense	(33)	(26)
Other gain (loss), net	—	202
Gain on disposal	6,650	—

Income from discontinued operations before income taxes	8,215	2,852
Income tax provision	2,877	998

Income from discontinued operations, net of tax	$5,338	$1,854

In the Consolidated Statements of Cash Flows, environmental costs and the financial results of the RFL segment were included in net cash (used in) operating activities from discontinued operations, net cash provided by (used in) investing activities from discontinued operations, and net cash (used in) financing activities from discontinued operations.

Note 5. Receivables

Receivables consist of the following:

	December 31,
	2015	2014
	(in thousands)
Trade receivables	$31,367	$34,025
Less: allowance for doubtful accounts	(294)	(281)

Trade receivables, net	31,073	33,744
Recoverable income taxes (1)	983	81
Other	414	141

Receivables, net	$32,470	$33,966

(1)	The increase in recoverable income taxes is primarily due to an expected refund as a result of a settlement with the U.S. Treasury department regarding the Company’s transfer pricing policies in China. See Note 13 – Income Taxes for further information.

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

Note 7. Inventories

Inventories consist of the following:

	December 31,
	2015	2014
	(in thousands)
Raw materials	$17,937	$16,865
Work in process	4,504	4,584
Finished goods	3,245	4,232

Gross inventory	25,686	25,681
Less: allowances	(1,964)	(2,084)

Inventories, net	$23,722	$23,597

During the third quarter of 2015, the Company elected to change its method of valuing inventory held at two of its manufacturing facility’s reporting within our SL-MTI subsidiary from the LIFO method to the FIFO method. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory reported in the Company’s consolidated balance sheet, provides a better matching of cost of goods sold with revenue, provides consistency across all of our operations, and FIFO is the method used by the Company’s management to monitor the financial results of SL-MTI. The cumulative effect of the change was a $160,000 increase to gross margin and a $107,000 increase to net income from continuing operations, which was recorded in the third quarter of 2015. The change was not applied retrospectively to prior periods, as the effect of the change was immaterial to the consolidated financial statements of all prior periods, including interim periods.

Note 8. Other Current Assets

Other current assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$628	$228
Taxes receivable (1)	2,932	299
RFL escrow (2)	1,000	2,000
Other	1,386	2,224

Other current assets	$5,946	$4,751

(1)	The increase in taxes receivable in 2015 was primarily due to an increase in TEAL Electronics Corp.’s (“TEAL”) value-added tax receivable related to activities in Mexico.
(2)	See Note 4 – Discontinued Operations for further information concerning the RFL escrow.

Note 9. Property, Plant And Equipment

Property, plant and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Land	$2,401	$216
Buildings and leasehold improvements	9,738	6,604
Equipment and other property	31,451	25,148

	43,590	31,968
Less: accumulated depreciation	(25,424)	(23,898)

Property, plant and equipment, net	$18,166	$8,070

The increase in property, plant and equipment, net during 2015 was primarily due to the Davall Acquisition and Torque Systems Acquisition. As of their acquisition dates, $6,449,000 of property, plant and equipment was acquired in the Davall Acquisition and $3,029,000 of property, plant and equipment was acquired in the Torque Systems Acquisition (See Note 10 – Acquisitions for further information).

Depreciation expense on property, plant and equipment was $2,346,000, $1,549,000, and $1,462,000 for 2015, 2014 and 2013, respectively. The increase in depreciation expense in 2015 was primarily due to the Davall Acquisition and Torque Systems Acquisition.

Note 10. Acquisitions

Acquisitions in Fiscal 2015

On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of ITT Torque Systems, Inc. (“Torque Systems”), pursuant to an Asset Purchase Agreement for an initial purchase price of $9,000,000, plus a working capital adjustment of $169,000 (the “Torque Systems Acquisition”). The transaction was paid in cash on May 22, 2015 while the working capital adjustment was paid during the fourth quarter of 2015. Torque Systems designs and manufactures engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. In connection with the Torque Systems Acquisition, SL-MTI recorded $189,000 of direct acquisition costs during 2015, which are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. SLMTI DS LLC (“SLMTI DS”), a subsidiary of SL-MTI, holds the assets acquired in the Torque Systems Acquisition.

At December 31, 2015, the financial statements reflect the final purchase price allocation based on estimated fair values at the date of acquisition. The acquisition resulted in intangible assets of $3,343,000 and goodwill of $1,344,000, which is deductible for tax purposes (see Note 11 for additional information).

For the year ended December 31, 2015, $5,035,000 of net revenue was included in the Company’s consolidated statement of income due to Torque Systems. For the year ended December 31, 2015, $442,000 of income from operations was included in the Company’s consolidated statement of income due to Torque Systems. Income from operations for the year ended December 31, 2015 was negatively impacted by direct acquisition costs previously mentioned. The results from the acquisition date through December 31, 2015 are included in the SL-MTI segment.

On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall Gears, LTD. (“Davall”) pursuant to a Share Purchase Agreement for the Sale and Purchase of Davall Gears LTD. (“SPA”) for a purchase price of £13,035,000, plus a Completion Statement adjustment of £814,000, which was approximately $20,207,000 and $1,232,000 at the exchange rates then in effect (the “Davall Acquisition”). The transaction was paid for primarily from borrowings under the Company’s 2012 Credit Facility with the remainder in cash. Davall, headquartered in Welham Green, Hatfield, Hertfordshire, United Kingdom, is a manufacturer of custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. Davall specializes in the design and manufacture of high precision, “special form” geometry gearing, and Spiradrive™ gear systems. In connection with the Davall Acquisition, SL-MTI recorded $1,065,000 of direct acquisition costs, of which $950,000 is recorded within selling, general and administrative expenses and $115,000 is recorded in other gain (loss), net in the Consolidated Statements of Income. In addition, SL-MTI was negatively impacted by $325,000 due to the non-cash amortization of an inventory purchase accounting adjustment associated with the Davall Acquisition. SL-MTI holds the assets acquired and liabilities assumed in the Davall Acquisition.

At December 31, 2015, the financial statements reflect the preliminary purchase price allocation based on estimated fair values at the date of acquisition. As of the acquisition date, the acquisition resulted in intangible assets of $10,891,000 and goodwill of $4,674,000, which consists largely of new product offerings and new sales channels expected from combining the operations of SL-MTI and Davall. None of the goodwill recognized is expected to be deductible for income tax purposes (see Note 11 for additional information).

The following table summarizes the Davall assets acquired and liabilities assumed as of the acquisition date on a preliminary basis:

	Preliminary Purchase Price	Cumulative Adjustments	Adjusted Preliminary Purchase Price
	(in thousands)
Receivables	$2,726	$—	$2,726
Inventories	1,354	329	1,683
Other assets	267	—	267
Property, plant and equipment	5,796	653	6,449
Identifiable intangible assets	11,044	(153)	10,891
Accounts payable	(834)	—	(834)
Warranty	(165)	—	(165)
Accrued liabilities	(2,963)	1,197	(1,766)
Deferred income taxes	—	(2,486)	(2,486)
Goodwill	2,982	1,692	4,674

Total consideration transferred	$20,207	$1,232	$21,439

For the year ended December 31, 2015, $5,467,000 of net revenue was included in the Company’s consolidated statement of income due to Davall. For the year ended December 31, 2015, a $588,000 loss from operations was included in the Company’s consolidated statement of income due to Davall. The loss from operations was primarily due to the direct acquisition costs previously mentioned. The results from the acquisition date through December 31, 2015 are included in the SL-MTI segment.

The Company continues to evaluate certain assets and liabilities related to the Davall Acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets and liabilities acquired is expected to be completed during fiscal year 2016.

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

As of December 31, 2015, the total liability for the estimated earn-out was $216,000. During 2015, the Company reversed $72,000 of previously recorded expense associated with the fiscal 2015 earn-out provision since the annual target was not achieved. The Company has an accrual established for the annual 2016 and 2017 earn-out targets. The Dynetic results from the date of acquisition through December 31, 2015 are included in the SL-MTI segment.

Unaudited proforma financial information has not been presented for any of these acquisitions since the effects of the acquisitions were not material individually or in the aggregate in 2015 and 2014.

Note 11. Goodwill And Intangible Assets

Intangible assets consist of the following:

		December 31, 2015			December 31, 2014
	Amortizable		Accumulated			Accumulated
	Life (years)	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships (1) (2)	5 to 10	$11,535	$4,420	$7,115	$5,378	$3,858	$1,520
Patents (3) (4)	5 to 20	651	371	280	1,501	1,223	278
Developed technology (1) (2)	5 to 10	6,517	1,990	4,527	1,980	1,719	261
License (2)	10	408	17	391	—	—	—
Trademarks	2	60	43	17	60	13	47
Backlog (1) (2)	1 to 2	498	190	308	—	—	—
Non-compete agreements	5	11	3	8	11	1	10

Total amortized finite-lived intangible assets		19,680	7,034	12,646	8,930	6,814	2,116

Indefinite-lived intangible assets:
Trademarks (1) (2)		3,827	—	3,827	1,672	—	1,672

Other intangible assets, net		$23,507	$7,034	$16,473	$10,602	$6,814	$3,788

(1)	On May 22, 2015, the Company acquired certain assets and assumed certain liabilities of Torque Systems. Included in the purchase price allocation are customer relationships valued at $1,535,000 with an estimated useful life of 5 years, developed technology valued at $1,124,000 with an estimated useful of 8 years, backlog valued at $211,000 with an estimated life of 2 years, and an indefinite-lived trademark valued at $473,000. As of the acquisition date, the total weighted-average amortization period of the Torque Systems intangible assets, excluding the indefinite-lived trademark, was approximately 6 years.
(2)	On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall. As of the acquisition date, included in the purchase price allocation are customer relationships valued at $4,836,000 with an estimated useful life of 10 years, developed technology valued at $3,570,000 with an estimated useful of 10 years, a royalty-free, perpetual license valued at $426,000 with an estimated useful life of 10 years, backlog valued at $300,000 with an estimated life of 1 year, and an indefinite-lived trademark valued at $1,759,000. As of the acquisition date, the total weighted-average amortization period of the Davall intangible assets, excluding the indefinite-lived trademark, was approximately 10 years.
(3)	During 2015, MTE Corporation (“MTE”) capitalized $20,000 of legal fees related to a new patent application. The estimated useful life of the asset is 20 years.
(4)	During 2015, TEAL Electronics Corp (“TEAL”) retired expired patents which had a gross value of $870,000 and a net book value of zero. No loss was recognized as a result of this transaction.

Goodwill is tested at the reporting unit levels annually, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows, an assessment of comparable market multiples and a review of market capitalization with estimated control premiums. For 2015, there were four reporting units identified for impairment testing. Those units were SLPE, MTE, SL-MTI, and Davall.

There were no impairment charges related to goodwill recorded during 2015 and 2014. There were no impairment charges related to indefinite-lived intangible assets recorded during 2015, 2014, and 2013. In 2013, the Company’s annual impairment test resulted in our assessment that the carrying value of the TEAL Electronics Corp (“TEAL”) reporting unit exceeded its fair value. As a result of the Company’s annual impairment test, a $5,055,000 non-cash goodwill impairment charge was assessed and recorded in goodwill impairment expense on the Consolidated Statements of Income in the fourth quarter of 2013 in our High Power Group segment. The goodwill impairment was primarily due to a decline in medical imaging equipment market sales during the year coupled with the cancellation of a large solar contract during the fourth quarter of 2013. This resulted in the TEAL reporting unit having lower sales and cash flows for the year than previously projected and lower forecasts of future sales and cash flows for the reporting unit.

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

As of December 31, 2015, the total fair values for each of the Company’s reporting units, excluding the recently acquired Davall, in all of the Company’s segments exceeded their total carrying values by 122% or greater. Davall’s fair value exceeded its carrying value by 13%. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in additional goodwill impairment losses.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (in thousands)
2016	$1,883
2017	$1,598
2018	$1,548
2019	$1,547
2020	$1,346

Total amortization expense, excluding the amortization of deferred financing costs, for 2015, 2014 and 2013 was $1,373,000, $671,000 and $548,000, respectively. Amortization expense related to intangible assets for 2015, 2014 and 2013 was $1,088,000, $466,000 and $384,000, respectively. Amortization expense related to software for 2015, 2014 and 2013 was $285,000, $205,000 and $164,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance December 31, 2014	Acquisitions	Foreign Exchange	Balance December 31, 2015
	(in thousands)
SL Power Electronics Corp.	$4,230	$—	$24	$4,254
High Power Group:
MTE Corporation	8,189	—	—	8,189
TEAL Electronics Corp.	—	—	—	—
SL-MTI	653	6,018	(110)	6,561

Goodwill	$13,072	$6,018	$(86)	$19,004

The following table reflects the components of goodwill as of December 31, 2015, and December 31, 2014:

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
	(in thousands)
SL Power Electronics Corp.	$4,254	$—	$4,254	$4,230	$—	$4,230
High Power Group:
MTE Corporation	8,189	—	8,189	8,189	—	8,189
TEAL Electronics Corp.	5,055	5,055	—	5,055	5,055	—
SL-MTI	6,561	—	6,561	653	—	653

Goodwill	$24,059	$5,055	$19,004	$18,127	$5,055	$13,072

Note 12. Investments

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

During the first six months of 2014, the Company sold all of its available-for-sale securities for total proceeds of $4,054,000. The gross realized gains on these sales totaled $1,691,000 ($1,063,000 net of tax), for the year ended December 31, 2014. For the purpose of determining gross realized gains, the cost of securities sold was based on the FIFO method. The Company had no available-for-sale securities as of December 31, 2015 and December 31, 2014.

No available-for-sale securities were sold during the year ended December 31, 2013. Gross unrealized holding gains on available-for-sale securities for the year ended December 31, 2013 of $1,739,000 ($1,094,000 net of tax), have been included in accumulated other comprehensive income.

Note 13. Income Taxes

Income tax provision (benefit) for the fiscal years 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax provision from continuing operations	$5,639	$7,043	$2,547
Income tax (benefit) provision from discontinued operations	(1,260)	2,604	470

Total income tax provision	$4,379	$9,647	$3,017

Income from continuing operations before provision for income taxes consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$14,382	$17,788	$8,980
Foreign	3,655	3,435	1,045

Income from continuing operations before income taxes	$18,037	$21,223	$10,025

The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$3,838	$5,613	$3,543
Foreign	872	1,105	313
State	244	418	271
Deferred:
Federal	602	(104)	(1,510)
Foreign	233	(113)	(20)
State	(150)	124	(50)

Income tax provision from continuing operations	$5,639	$7,043	$2,547

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets related to continuing operations:
Deferred compensation	$573	$695
Inventory valuation	714	693
Tax loss carryforward	1,178	1,404
R&D tax credit carryforward	1,276	817
Accrued expenses	602	538
Warranty	317	437
Vacation and bonus expense	959	985
Foreign currency translation adjustment	845	168
Other	1,176	897
Less valuation allowances	(1,768)	(934)

Deferred tax assets related to continuing operations	5,872	5,700

Deferred tax liabilities related to continuing operations:
Accelerated depreciation and amortization	3,067	479

Net deferred tax assets related to continuing operations	2,805	5,221

Net deferred tax assets related to discontinued operations	3,289	6,380

Net deferred tax assets	$6,094	$11,601

The Company has not made a provision for U.S. income taxes and foreign withholding taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. As of December 31, 2015 and December 31, 2014, $12,066,000 and $10,942,000 of the undistributed earnings are expected to be permanently reinvested.

As of December 31, 2015, the Company had $232,000 of foreign tax credit carryforwards. As of December 31, 2014 the Company had no foreign tax credit carryforwards.

As of December 31, 2015 and December 31, 2014, the Company’s gross research and development tax credit carryforwards totaled approximately $2,331,000 and $1,655,000, respectively. The increase in research and development tax credit carryforward during 2015 was due to the carryforward of unused federal credits. Of the December 31, 2015 credits, approximately $1,141,000 can be carried forward for 15 years and expire between 2016 and 2030, while $1,190,000 will carry forward indefinitely.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. The assets include a reduction of foreign tax credit carryforward of $232,000 as well as research and development tax credit carryforward of $133,000. Equity will be increased by $365,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

As of December 31, 2015, the Company has gross state net operating loss carryforward tax benefits of $2,204,000, which expire at various dates from 2017 to 2035. In addition, the Company has a gross foreign net operating loss carryforward tax benefit of $266,000, which does not expire.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of tax carryforwards and has determined that it is more likely than not that $6,094,000 of the net deferred tax assets as of December 31, 2015 will be realized. The Company has an allowance of $3,594,000 (mostly related to discontinued operations) provided against the gross deferred tax assets, which relates to the inability of the Company to realize the state tax benefit of the environmental expenses and the state net operating loss carryforwards.

The following is a reconciliation of income tax expense related to continuing operations at the applicable federal statutory rate and the effective rates from continuing operations:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	35%	35%	35%
Tax rate differential on domestic manufacturing deduction benefit	(1)	(1)	(3)
State income taxes, net of federal income tax	4	2	4
Foreign operations	(2)	(2)	(1)
Research and development credits	(3)	(1)	(10)
Settlement with U.S. Treasury Department	(4)	—	—
Other	2	—	—

Effective tax rate from continuing operations	31%	33%	25%

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013 the estimated income tax rate from continuing operations was 31%, 33%, and 25%, respectively. The decrease in the effective tax rate in 2015 as compared to 2014 was primarily due to a favorable settlement with the U.S. Treasury department regarding the Company’s transfer pricing policies in China and an increase in federal and state research and development tax credits.

The increase in the effective tax rate in 2014 as compared to 2013 was primarily due to a decrease in federal research and development tax credits available in 2014 as well as a change in estimate related to the federal and state research and development tax credits which was recognized during the third quarter of 2014. During the first quarter of 2013, the Company recorded a research and development tax benefit for the quarter, plus the retroactive reinstatement of the federal research and development tax credits from the enactment of the American Tax Relief Act of 2012.

For the fiscal years ended December 31, 2015 and December 31, 2014, included in the research and development credits is the recognition of previously unrecognized tax benefits (including interest) in accordance with the guidance provided in ASC 740-10-25 “Income Taxes, Overall, Recognition.”

Unrecognized Tax Positions

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are occasionally examined by tax authorities in these jurisdictions. The Company has been audited by the Internal Revenue Service (the “IRS”) through 2013. State income tax statutes are generally open for periods back to and including the calendar year 2011. During the first quarter of 2015, the Company was contacted by the IRS to examine the calendar year 2013. The examination began in May 2015 and concluded during the first quarter of 2016. In addition, the Company reached a settlement with the U.S. Treasury department regarding the Company’s transfer pricing policies in China. As a result of the settlement, the Company received a refund of $584,000 during the first quarter of 2016.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Gross unrecognized tax benefits, beginning of year	$865	$834	$595
Increases in tax positions taken in the current year	116	310	144
Increases in tax positions taken in prior years	22	—	172
Decreases in tax positions taken in prior years	—	(8)	—
Decreases in tax positions related to settlement with tax authorities	—	—	(34)
Statute of limitations expired	(77)	(271)	(43)

Gross unrecognized tax benefits, end of year	$926	$865	$834

The Company adopted FASB Accounting Standard 2013-11 during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. As of December 31, 2015, the Company reclassified $366,000 of its uncertain tax positions against its related deferred tax assets.

If recognized, all of the net unrecognized tax benefits at December 31, 2015 would impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2015 and December 31, 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $118,000 and $81,000, respectively.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $359,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of December 31, 2015, the Company has a liability for unrecognized benefits of $357,000 for federal taxes, $366,000 for state taxes and $203,000 for international taxes.

Note 14. Debt

Debt as of December 31, 2015 consisted of the following:

December 31, 2015
(in thousands)
2012 Credit Facility:
$40 million variable interest rate senior revolving credit facility maturing in 2016	$13,500

Total debt	13,500
Less current portion	(13,500)

Total long-term portion	$—

The Company had no debt as of December 31, 2014.

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility). The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The sublimit for letters of credit equals the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage Letter of Credit “LC” issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London Interbank Offering Rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. As of December 31, 2015, the interest rate under the 2012 Credit Facility equaled 1.66%. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.

The Company’s obligations under the 2012 Credit Facility are secured by the grant of security interests in substantially all of its assets.

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s annual environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both the first operable unit (“OU-1”) and the second operable unit (“OU-2”) (see Note 18 for additional information). The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,141,000, excluding interest. As of December 31, 2015, the total liability under the letter of credit equaled $4,282,000. The letter of credit expires on June 10, 2016, and is renewed annually.

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

In connection with the Davall Acquisition, on July 24, 2015, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2012 Credit Facility. The Sixth Amendment amends the Credit Agreement in order to, among other things: (a) join Davall as a borrower under the 2012 Credit Facility, and (b) establish a $4,000,000 subline for loans funded in USD to be made available to Davall (see Note 10 for additional information).

The Company had an outstanding balance of $13,500,000 under the 2012 Credit Facility as of December 31, 2015. The Company had no outstanding balance under the 2012 Credit Facility as of December 31, 2014. At December 31, 2015, and December 31, 2014, the Company had total availability under the 2012 Credit Facility of $26,044,000 and $39,527,000, respectively.

Note 15. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	December 31,
	2015	2014
	(in thousands)
Environmental	$5,036	$9,475
Other professional fees	1,030	496
Warranty	908	1,176
Taxes (other than income) and insurance	805	879
Foreign currency forward contracts	534	673
Commissions	510	551
Accrued customer incentive plans	392	414
Deferred compensation - current	229	265
Deferred revenue	199	44
Litigation and legal fees	112	91
Acquisition earn-out, current	—	32
Other	1,897	2,370

Accrued liabilities - other	$11,652	$16,466

Included in the environmental accrual are estimates for all known costs believed to be probable and reasonably estimable for sites that the Company currently operates or operated at one time (see Note 18 for additional information).

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.

The following is a summary of activity in accrued warranty and service liabilities:

	December 31,
	2015	2014
	(in thousands)
Liability, beginning of year	$1,176	$1,145
Expense for new warranties issued	302	818
Accruals assumed in acquisition (1)	165	—
Accruals related to preexisting warranties (2)	(292)	—
Warranty claims paid	(443)	(582)
Adjustments for discontinued operations (3)	—	(205)

Liability, end of period	$908	$1,176

(1)	On July 27, 2015, the Company acquired all of the issued and outstanding stock of Davall. As of the acquisition date, included in the purchase price allocation is a warranty reserve valued at $165,000.
(2)	During 2015, the Company reversed $292,000 of specific warranty reserves which were recognized in previous years. The specific warranty reserves were reversed primarily due to lower than anticipated customer warranty claims or due to the expiration of warranty periods.
(3)	On November 17, 2014, SL Delaware Holdings., a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations reflect the formerly owned RFL businesses as discontinued operations.

Note 16. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Environmental	$3,600	$7,384
Unrecognized tax benefits, interest and penalties	678	549
Long-term incentive plan	596	558
Acquisition earn-out, long-term	216	288

Other long-term liabilities	$5,090	$8,779

Note 17. Retirement Plans And Deferred Compensation

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SL Power Electronics Corp. (“SLPE”), the High Power Group, including TEAL and MTE Corporation (“MTE”), SL-MTI, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans during 2015, 2014 and 2013 amounted to approximately $520,000, $551,000, and $406,000, respectively.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 8% to 12%. The amount charged to expense in connection with these agreements amounted to $99,000, $327,000 and $313,000 for 2015, 2014 and 2013, respectively. During 2015, the Company reversed a deferred compensation accrual due to the death of a pensioner.

Note 18. Commitments And Contingencies

Leases: The Company is a party to certain operating leases for facilities, equipment and vehicles from third parties, which expire through 2020.

The minimum rental commitments for operating leases as of December 31, 2015 are as follows:

Operating Leases
(in thousands)
2016	$1,773
2017	1,513
2018	944
2019	714
2020	641
Thereafter	—

Total minimum lease payments	$5,585

For 2015, 2014 and 2013, rental expense from continuing operations equaled $2,283,000, $1,934,000 and $1,955,000, respectively.

Letters Of Credit: As of December 31, 2015 and December 31, 2014, the Company was contingently liable for $456,000 and $473,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

As of December 31, 2015 and December 31, 2014, the Company was contingently liable for $4,282,000 and $6,423,000, respectively, under an outstanding letter of credit issued to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2.

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

The Company has reached an agreement with both the DOJ and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. Specifically, the Company has agreed to perform the remediation for OU-2 and pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. The Company has made three payments totaling $6,569,000 which includes interest, related to its obligation under the Consent Decree with the most recent payment being made on June 1, 2015. The fourth and fifth payments will be made on the anniversary of the prior year’s payment plus ten days in the amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial assurance is reduced annually as the fixed payments are made. Also, the financial instruments did not affect the Company’s availability under its Credit facility (see Note 14 Debt).

The Company’s consultants performed a significant amount of work at the Pennsauken Site during 2015, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and have been excavating and treating the impacted soils as required. Treatment of impacted soils at the site is essentially complete. The remaining work at the site primarily relates to site restoration, final site survey and reporting. The Company’s consultants are also conducting remediation on an adjacent property site as required by the Consent Decree. The Company’s consultants attempted to treat the Chromium impacted soil with injections but this method was found to be ineffective. In December 2015 our consultants proposed an amendment to the original “Remediation Design,” and in January 2016 the EPA approved the design. Work at the adjacent property began on February 1, 2016 and is expected to be completed by the second quarter of 2016. When the work is completed it will essentially fulfill the remediation activities required by the Consent Decree for OU-2. An additional accrual was recorded during the quarter to provide a reserve for the cost arising from the work beyond the scope of the original Remediation Design. The Company’s consultants have been providing the EPA with progress reports on a monthly basis. The Company expects to incur significant remediation costs in the first quarter of 2016, which have been accrued.

During the third quarter of 2012, the Company’s legal counsel was notified by the Assistant Attorney General of the State of New Jersey that they may file a claim for certain costs. On December 3, 2012, the Company received a demand letter from the State of New Jersey. The demand was for $1,300,000 for past and future cleanup costs and $500,000 for natural resource damages (“NRD”) for a total of $1,800,000. Although the Company and its counsel believe that it has meritorious defenses to any claim for reimbursement of past cost and NRD damages, the Company has offered to pay $250,000, which has been accrued, to fully resolve the claim presented by the State of New Jersey for past costs, future costs and NRD at the Puchack Well Field Superfund site. On June 29, 2015, the Company’s legal counsel received a letter from New Jersey’s Deputy Attorney General rejecting the Company’s counter offer, but stated that the matter was open for further negotiations. On July 21, 2015, the Company’s legal counsel responded to the June letter stating that the Company is standing by its original defenses but is open to establishing a dialogue with the New Jersey Deputy Attorney General. No further communication has been received from the New Jersey Deputy Attorney General regarding this matter since the June letter.

Other

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI intends to vigorously defend the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. The Complaint is currently in the discovery phase. The court has entered a trial date of October 17, 2016.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $8,636,000, of which $3,600,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of December 31, 2015. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy as the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the first quarter of 2016, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented during the third quarter of 2016 with post-remediation rebound testing and slab removal to be conducted in the second quarter of 2017. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater was performed in the fourth quarter of 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. No site constituents of concern were detected at concentrations exceeding applicable NJDEP indoor air screening levels. A report was filed with the NJDEP on March 23, 2015. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs related to this site are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act (“ISRA”), which applies to New Jersey statutorily, defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern, including the sampling of on-site soils and installation and sampling of temporary groundwater wells, which will continue through the first quarter of 2016. Also, the Company’s LSRP anticipates that an ecological evaluation will be conducted by the end of second quarter 2016. A Preliminary Assessment Report and Site Investigation Report are scheduled to be filed with the NJDEP by November 17, 2016 under a one-year filing extension with the NJDEP. Based on the outcome of the Preliminary assessment and Site Investigation, the Company may be obligated to perform additional investigation or remediation.

The Company has reported soil and groundwater contamination at the facility of SL-MTI located on its property in Montevideo, Minnesota. An analysis of the contamination has been completed and a remediation plan has been implemented at the site pursuant to the remedial action plan approved by the Minnesota Pollution Control Agency (“MPCA”). A soil vapor extraction system has been operating at the site since October 2008. In 2013 the regulatory and screening levels for soil vapor and groundwater were lowered for some of the contaminants at the site. In response to this regulatory change, SL-MTI’s consultants are conducting additional testing to delineate site impacts and update the site conceptual model. A work plan was submitted to MPCA and approved on September 22, 2014. An Investigation Report and Monitoring Well Work Plan (“WP”) was submitted to the MPCA during the third quarter of 2015. No site work has been completed during 2015 as the MPCA did not respond to the WP until December 11, 2015. MPCA comments are being addressed pending the approval of the final WP. Additional investigations, monitoring wells or remedial actions will be required in the future. Costs related to this site are recorded as a component of continuing operations.

As of December 31, 2015 and December 31, 2014, environmental accruals of $8,636,000 and $16,859,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 15 and 16 for additional information).

Employment Agreements: During 2010, the Company entered into an employment agreement with a certain key employee, that provides for payment of one year base salary in the event of termination for reasons as defined in the employment agreement. Also, the Company entered into a change of-control agreement with another key employee that provides for a one-time payment in the event the employee is terminated within twelve months of a change-of-control or certain other change conditions are met. The payment is equal to the employee’s one year base salary as of the termination date, as defined. If a triggering event had taken place in 2015 and if these employees had been terminated during the year payments would have aggregated approximately $753,000.

Note 19. Foreign Operations

In addition to manufacturing operations in California, Minnesota, Wisconsin, and Massachusetts, the Company manufactures substantial quantities of products in premises leased or owned in Mexicali, Mexico, Matamoros, Mexico, Tecate, Mexico, Xianghe, China, and Welham Green, Hatfield, Hertfordshire, United Kingdom (“UK”). SLPE manufactures most of its products in Mexico and China. TEAL, which is part of the High Power Group, has transferred the majority of its manufacturing to a wholly-owned subsidiary located in Mexico. SL-MTI manufactures a significant portion of its products in Mexico. SL-MTI’s newly acquired Davall business manufactures its products in the UK. These external and foreign sources of supply present risks of interruption for reasons beyond the Company’s control, including political or economic instability and other uncertainties. As of December 31, 2015, the Company had approximately 1,400 employees. Of these employees, 150, or approximately 11%, were subject to collective bargaining agreements in Mexico.

The Company’s sales are primarily priced and invoiced in U.S. dollars (USD) and its costs and expenses are priced in U.S. dollars, Mexican pesos (MXN), Chinese yuan (CNH), and the United Kingdom pound (GBP). The Mexican subsidiaries of SLPE, the High Power Group and SL-MTI maintain their books and records in Mexican pesos. SLPE’s subsidiaries in China maintain their books and records in Chinese yuan; however, most of their sales are invoiced in U.S. dollars. SL-MTI’s Davall business maintains their books and records in GBP. The majority of Davall’s sales are invoiced in GBP. Business operations conducted in Mexico, China, or the UK incur their respective labor costs and supply expenses in Mexican pesos, Chinese yuan, or the GBP as the case may be.

The competitiveness of the Company’s products relative to locally produced products may be affected by the performance of the U.S. dollar compared with that of its foreign customers’ and competitors’ currencies. Foreign net sales comprised 29%, 30% and 22% of net sales from continuing operations for fiscal 2015, 2014 and 2013, respectively. Additionally, the Company is exposed to foreign currency exchange rate fluctuations, which may result from fluctuations in the value of the Mexican peso, Chinese yuan, and GBP versus the U.S. dollar.

Note 20. Fair Value Measurement And Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Liabilities
Derivative financial instruments	$—	$534	$—	$534

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Liabilities
Derivative financial instruments	$—	$673	$—	$673

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) approximate their reported carrying amounts.

During 2015 and 2014, the Company did not have any fair value measurements that used significant unobservable inputs (Level 3). During 2013, in connection with the Company’s annual impairment test, goodwill with a carrying amount of $5,055,000 was written down to its implied fair value of zero. This resulted in a $5,055,000 goodwill impairment charge that was recorded in goodwill impairment expense in the High Power Group segment on the Consolidated Statements of Income. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a combination of a discounted cash flow valuation methodology and comparative market multiples methodology (see Note 11 of the Consolidated Financial Statements).

Credit Risk Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 21. Derivative Instruments And Hedging Activities

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

Risk Management Objective of Using Derivatives

The Company is a USD functional currency entity that manufactures products in the USA, Mexico, China and the United Kingdom. The Company’s sales are primarily priced and invoiced in USD and its costs and expenses are priced in USD, MXN, CNH, and GBP. As a result, the Company has exposure to changes in exchange rates between the time when expenses in the non-functional currencies are initially incurred and the time when the expenses are ultimately paid. The Company’s objective in using derivatives is to add stability and to manage its exposure to foreign exchange risks. To accomplish this objective, the Company uses foreign currency forward contracts to manage its exposure to fluctuations in the exchange rates. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date.

During 2013, 2014, and 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of December 31, 2015, the fair value of the foreign currency forward contracts was recorded as a $534,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2014, the fair value of the foreign currency forward contracts was recorded as a $673,000 liability in other current liabilities on the Consolidated Balance Sheets.

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of December 31, 2015:

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	8	MXN	60,947
Chinese Yuan (CNH) Forward Contracts	7	CNH	29,572

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the twelve months ended December 31, 2015 , December 31, 2014, and December 31, 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized in Income on Derivative	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
		(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$139	$(825)	$(90)

Note 22. Shareholders’ Equity

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

On December 24, 2014, the Board of Directors authorized a plan that allows for the repurchase up to an aggregate of 420,000 shares of the Company’s outstanding common stock (the “2014 Repurchase Plan”). Any repurchases pursuant to the 2014 Repurchase Plan, which currently has no expiration date, would be made in the open market or in negotiated transactions. During 2015, the Company purchased approximately 89,000 shares of Company stock under the 2014 Repurchase Plan at an average price of $39.37 a share. As a result, as of December 31, 2015, approximately 331,000 shares remained available for purchase under the 2014 Repurchase Plan.

Note 23. Stock-Based Compensation

At December 31, 2015, the Company had stock-based employee compensation plans as described below. For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the total compensation expense (included in selling, general and administrative expense) related to these plans was $1,004,000, $768,000, and $545,000 ($690,000, $513,000, and $395,000, net of tax), respectively.

During 2011, the shareholders of the Company approved amendments to the previously approved 2008 Incentive Stock Plan (the “2008 Plan”) to: (a) increase the number of shares of the Company’s common stock subject to the 2008 Plan from 315,000 shares to 450,000 shares, and (b) require shareholder approval prior to the reduction of the exercise price of any outstanding options or stock appreciation rights, any repricing through cancellations and re-grants of new options or stock appreciation rights, or any cancellation of outstanding options or stock appreciation rights with an exercise price above the current stock price in exchange for cash or other securities. On May 12, 2014, the shareholders of the Company approved an amendment to the 2008 Plan to increase number of shares of Common Stock subject to the 2008 Plan from 450,000 shares to 500,000 shares. As of December 31, 2015, there were 126,000 options outstanding under the 2008 Plan. As of December 31, 2015, there were 112,000 shares available for grant under the 2008 Plan.

During the first quarter of 2012, the Company implemented a Long-Term Incentive Plan (the “2012 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. The weighted-average price for these RSUs was $18.00 per share based on the grant date of February 17, 2012. Under the terms of the 2012 LTIP, 6,000 RSUs were earned and issued on February 27, 2015.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan. Under the terms of the 2013 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2013 to December 2015 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2015 (100% of earned RSUs vest at December 31, 2015). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. During the year ended December 31, 2015, $52,000 was charged to compensation expense. At December 31, 2015, 9,000 RSUs were earned under the 2013 LTIP.

During the first quarter of 2014, the Company implemented a Long-Term Incentive Plan (the “2014 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2013 LTIP. The weighted-average price for these RSUs was $26.24 per share based on the grant date of March 3, 2014. During the year ended December 31, 2015, $92,000 was charged to compensation expense. As of December 31, 2015, total unamortized compensation expense for this grant was $112,000. As of December 31, 2015, the maximum number of achievable RSUs under the 2014 LTIP was 20,000 RSUs.

During the first quarter of 2015, the Company implemented a Long-Term Incentive Plan (the “2015 LTIP”) pursuant to the 2008 Plan which had similar conditions and vesting terms as the 2013 LTIP. The weighted-average price for these RSUs was $39.17 per share based on the grant date of February 13, 2015. During the year ended December 31, 2015, $72,000 was charged to compensation expense. As of December 31, 2015, total unamortized compensation expense for this grant was $163,000. As of December 31, 2015, the maximum number of achievable RSUs under the 2015 LTIP was 11,000 RSUs.

On May 12, 2014, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The weighted-average price of these restricted stock grants was $26.79 per share based on the grant date of May 12, 2014. All shares vested and were granted under this award on May 12, 2015.

On May 28, 2015, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $339,000 of stock compensation expense during the year ended December 31, 2015. As of December 31, 2015, total unamortized compensation expense for this grant was $231,000. The weighted-average price of these restricted stock grants was $38.00 per share based on the grant date of May 28, 2015. As of December 31, 2015, no shares were granted under this award.

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

The fair value of all option grants was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Year Ended December 31, 2014
Weighted average fair value of grants	$9.00
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	47.62%
Expected life (in years)	3.35
Risk-free interest rate	0.83%

No stock options were granted during fiscal 2015 and 2013.

Stock Options

Option activity under the principal option plans as of December 31, 2015 and changes during the year then ended were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	83	$11.99	3.28	$1,247
Granted	101	26.02
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2014	184	$19.71	3.59	$3,540
Granted	—	—
Exercised	(58)	12.02
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2015	126	$23.23	3.24	$1,088

Exercisable as of December 31, 2015	28	$13.36	2.31	$523

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2015 and December 31, 2013 were $1,731,000 and $642,000. No options were exercised during the year ended December 31, 2014.

As of December 31, 2015, $353,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

During 2015, 58,000 stock options were exercised at a gross exercise value of $692,000, of which 13,000 shares of common stock were delivered by the option holders as payment for the exercise price of stock options exercised. As a result, net cash received from option exercises for the year ended December 31, 2015 was $140,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There was no actual tax benefit realized for the tax deduction from option exercises of share-based payment arrangements for the year ended December 31, 2015. Cash received from option exercises for the year ended December 31, 2013 was $743,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $230,000 for the fiscal year ended December 31, 2013. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

Note 24. Cash Flow Information

Supplemental disclosures of cash flow information:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Interest paid	$119	$61	$87
Income taxes paid	$5,829	$4,734	$3,579

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, net cash used in operating activities from discontinued operations was $11,176,000, $9,920,000, and $3,959,000, respectively. In 2015, net cash used in operating activities from discontinued operations was primarily related to environmental remediation payments for OU-2 as well as a payment for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1 according to the terms set forth in the Consent Decree (see Note 18 for additional information). In 2014 and 2013, net cash used in operating activities from discontinued operations was primarily related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites. Net cash used in operating activities from discontinued operations in 2014 was also related to the gain on the sale of the Company’s formerly owned RFL segment (see Note 4 for additional information).

For the years ended December 31, 2015 and December 31, 2014, net cash provided by investing activities from discontinued operations was $835,000 and $17,783,000, respectively. For the year ended December 31, 2013, net cash used in investing activities from discontinued operations was $416,000. In 2015, net cash provided by investing activities from discontinued operations was due to the collection of an escrow related to the sale of the Company’s formerly owned RFL subsidiary. In 2014, net cash provided by investing activities from discontinued operations was primarily related to $18,000,000 of cash proceeds from the sale of the Company’s formerly owned RFL subsidiary. In 2013, net cash used in investing activities from discontinued operations was primarily related to purchases of property, plant and equipment by the Company’s formerly owned RFL subsidiary.

Note 25. Industry Segments

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the OEMs of medical, industrial/instrumentation, military, information technology equipment, and architectural and entertainment lighting markets. The High Power Group sells products under two brand names (TEAL and MTE). TEAL designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar and advanced simulation systems. MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance and improve the efficiency of variable speed motor drive systems. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. With the acquisition of Torque Systems, SL-MTI’s product portfolio has expanded to include engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. SL-MTI’s product portfolio was further expanded by the Davall acquisition, which includes custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies (see Note 1 for additional information).

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. No single customer accounted for more than 10% of consolidated net sales during 2015, 2014 or 2013. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net sales
SLPE	$70,728	$74,593	$78,177
High Power Group	69,621	85,332	68,752
SL-MTI	59,513	44,492	37,729

Net sales	$199,862	$204,417	$184,658

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income from operations
SLPE	$10,023	$7,217	$6,558
High Power Group (1)	7,658	12,175	2,206
SL-MTI	8,044	7,170	7,202
Unallocated Corporate Expenses (2)	(7,739)	(7,000)	(5,731)

Income from operations	17,986	19,562	10,235

Amortization of deferred financing costs	(191)	(94)	(83)
Interest income	25	13	12
Interest expense	(123)	(27)	(61)
Other gain (loss), net	340	1,769	(78)

Income from continuing operations before income taxes	$18,037	$21,223	$10,025

(1)	Fiscal 2013 includes a $5,055,000 goodwill impairment charge related to the TEAL reporting unit.
(2)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments.

	December 31,
	2015	2014
	(in thousands)
Total assets
SLPE	$32,899	$34,989
High Power Group	30,430	33,306
SL-MTI	57,337	22,752
Unallocated Corporate Assets	13,254	40,729

Total assets	$133,920	$131,776

	December 31,
	2015	2014
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,554	$4,530
High Power Group	9,841	9,839
SL-MTI	21,082	2,491

Goodwill and other intangible assets, net	$35,477	$16,860

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Capital expenditures (1)
SLPE	$1,013	$1,287	$1,076
High Power Group	1,428	700	841
SL-MTI	1,229	855	513
Unallocated Corporate Expenses	9	8	4

Capital expenditures	$3,679	$2,850	$2,434

(1)	Excludes capital expenditures of the formerly owned RFL business.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation and amortization (1)
SLPE	$889	$702	$743
High Power Group	703	835	761
SL-MTI	2,121	675	494
Unallocated Corporate Expenses	6	8	12

Depreciation and amortization	$3,719	$2,220	$2,010

(1)	Excludes amortization of deferred financing costs. Also excludes depreciation and amortization of the formerly owned RFL business.

Financial information relating to the Company’s segments by geographic area is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net sales (1)
United States	$141,357	$143,784	$144,739
Foreign	58,505	60,633	39,919

Consolidated net sales	$199,862	$204,417	$184,658

Long-lived assets (2)
United States	$6,604	$4,214
Foreign	11,562	3,856

Consolidated long-lived assets	$18,166	$8,070

(1)	Net sales are attributed to countries based on location of customer.
(2)	Includes net tangible assets excluding goodwill and intangibles.

Note 26. Restructuring Costs

Restructuring activity for the period ended December 31, 2015 was as follows:

	Accrual at Beginning of the Year	Charged to Earnings	Cash Payments	Accrual at December 31, 2015
	(in thousands)
2015 Plan
Severance and other employee-related charges	$—	$236	$236	$—

2015 Restructuring Plan

During the second half of 2015, the High Power Group and SL-MTI announced to their employees a restructuring plan (“2015 Restructuring Plan”) to align their costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees. As of December 31, 2015, there was a consolidated charge to earnings of $236,000 which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 41, all of which had been terminated as of December 31, 2015.

2014 Restructuring Plan

During the first quarter of 2014, TEAL, which is part of the High Power Group, announced to its employees a restructuring plan (“2014 Restructuring Plan”) to align its costs with current and projected sales activity. The costs reductions were primarily production, engineering, selling and administration employees. As of December 31, 2014, there was a consolidated charge to earnings of $463,000, which was composed of severance and other employee related charges. The total number of employees affected by the restructuring plan was 11, all of which had been terminated during the first quarter of 2014.

No restructuring activity was recognized during the period ended December 31, 2013.

Note 27. Related Party Transactions

On May 1, 2014, the Company renewed the Management Services Agreement (“Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). On March 25, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement (the “Amendment”) in order to, among other things, extend the term of the Management Services Agreement until May 1, 2016. SP Corporate is an affiliate of SPH Group Holdings LLC (“SPHG”). A member of the Company’s Board of Directors, Warren G. Lichtenstein, is affiliated with SPHG. Also, the Company’s Chairman of the Board, Glen M. Kassan is affiliated with SPHG. Pursuant to the Management Services Agreement, SP Corporate agreed to provide, at the direction of the Company’s Chief Executive Officer, non-exclusive services to support the Company’s growth strategy, business development, planning, execution assistance and related support services. The monthly fee for these services is $10,400 paid in advance. The Management Services Agreement has been approved by the Audit Committee of the Board of Directors and a majority of the disinterested directors of the Company. On February 18, 2016, the Company consented to the transfer of the Management Services Agreement to SPH Services, Inc. which is an affiliate of SPHG.

Note 28. Other Gain (Loss), net

Other gain (loss), net in 2015 was a net gain of $340,000 compared to net gain of $1,769,000 in 2014 and a net loss of $78,000 in 2013. Other gain (loss), net in 2015 included $201,000 of net foreign currency transaction gains and $139,000 unrealized gain on foreign currency forward contracts. Other gain (loss), net in 2014 included a $1,691,000 gain recognized from the sale of available-for-sale securities, a $892,000 gain on the sale of the Company’s former manufacturing facility located in Xianghe, China, and $11,000 of dividend income received from investments in available-for-sale securities, which were partially offset by a $825,000 unrealized loss on foreign currency forward contracts. Other gain (loss), net in 2013 included a $90,000 unrealized loss on foreign currency forward contracts, which was partially offset by $12,000 of dividend income received from investments in available-for-sale securities.

Since 2012, the Company has entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The gain recognized in 2015 and the loss recognized in 2014 and 2013 represents the change in fair value of foreign currency forward contracts that are marked to market (see Note 21 for additional information).

Note 29. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015	Twelve Months Ended December 31, 2015
	(in thousands, except per share data)

Net sales	$46,684	$50,719	$49,675	$52,784	$199,862
Cost of products sold	$31,260	$33,926	$33,340	$34,606	$133,132
Income from continuing operations before income taxes	$4,148	$5,624	$2,904	$5,361	$18,037
(Loss) from discontinued operations, net of tax	$(162)	$(143)	$(700)	$(695)	$(1,700)
Net income	$2,546	$3,567	$1,137	$3,448	$10,698
Basic net income per common share	$0.62	$0.89	$0.29	$0.87	$2.67
Diluted net income per common share	$0.61	$0.88	$0.29	$0.87	$2.65

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
	(in thousands, except per share data)

Net sales	$48,746	$51,669	$50,725	$53,277	$204,417
Cost of products sold	$33,214	$34,156	$34,326	$37,098	$138,794
Income from continuing operations before income taxes	$4,171	$7,998	$4,211	$4,843	$21,223
(Loss) income from discontinued operations, net of tax (1)	$(181)	$183	$400	$4,313	$4,715
Net income	$2,527	$5,528	$2,895	$7,945	$18,895
Basic net income per common share	$0.61	$1.34	$0.70	$1.92	$4.57
Diluted net income per common share	$0.61	$1.33	$0.69	$1.89	$4.51

(1)	On November 17, 2014, SL Delaware Holdings., a wholly-owned subsidiary of the Company, entered into the Purchase Agreement with Hubbell pursuant to which SL Delaware Holdings sold all of the issued and outstanding capital stock of RFL to Hubbell for aggregate cash consideration of $20,000,000, subject to a post-closing working capital adjustment which amounted to $299,000 and was received in February 2015. The Company concluded that the accounting requirements for reporting the results of operations of the divested business as discontinued operations were met at November 17, 2014. As a result, the results of operations for the periods presented in 2014 reflect the formerly owned RFL businesses as discontinued operations.

Note 30. Non-Binding Proposal to Acquire SL Industries

On June 18, 2015, the independent members of the Company’s Board of Directors received a non-binding proposal from Handy & Harman Ltd. (“H&H”), a publicly-traded NASDAQ company and an affiliate of Steel Partners Holdings L.P. (“Steel”), to acquire all the outstanding shares of common stock of the Company, through an appropriate acquisition entity, for a price of $43.00 to $45.00 per share (subject to limited confirmatory due diligence). The proposal contemplated that the Company’s stockholders other than Steel would be able to elect to receive cash or stock of H&H (with Steel electing to receive all stock), subject to proration so that the aggregate consideration consisted of 55% cash and 45% H&H stock.

On February 5, 2016, the independent members of the Company’s Board of Directors received a revised non-binding proposal from H&H to acquire all of the outstanding shares of common stock of the Company. Under the terms of the revised proposal, H&H proposed to pay $35.50 per share in an all cash transaction. As of February 5, 2016, Steel and its affiliates owned approximately 25.1% of the Company’s outstanding common stock.

The Special Committee of the Company’s Board of Directors (the “Special Committee”), which was authorized, among other things, to evaluate the initial H&H proposal, will review and consider the revised proposal carefully in due course, consistent with its fiduciary duties to act in the best interest of stockholders. The Special Committee has engaged an independent financial adviser and legal counsel to assist them in the review process. There is no assurance that the Special Committee will recommend any transaction, or that any such transaction will be consummated. The Company undertakes no obligation to update this disclosure.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Adjustments for Discontinued Operations	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2015
Allowance for:
Doubtful accounts	$281	$103	$(90)	$—	$294

YEAR ENDED DECEMBER 31, 2014
Allowance for:
Doubtful accounts	$581	$29	$(274)	$(55)	$281

YEAR ENDED DECEMBER 31, 2013
Allowance for:
Doubtful accounts	$591	$46	$(56)	$—	$581

Description	Balance at Beginning of Period	Allowance Recorded on Current Year Losses	Release of Allowance on Losses Expired or Revalued	Other	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2015
Allowance for:
Deferred tax valuation	$2,802	$1,288	$(436)	$(60)	$3,594

YEAR ENDED DECEMBER 31, 2014
Allowance for:
Deferred tax valuation	$2,804	$281	$(283)	$—	$2,802

YEAR ENDED DECEMBER 31, 2013
Allowance for:
Deferred tax valuation	$2,495	$315	$(6)	$—	$2,804