Form 10-K/A
period 2015-12-31
SL INDUSTRIES INC
filed 2016-04-28
CIK 89270

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             YES           NO[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         YES           NO[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer    [X]    Non-accelerated filer                 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES          NO[X]

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

The number of shares of common stock outstanding as of April 14, 2016 was 3,969,560.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment No.1”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of SL Industries, Inc. (the “Company”) for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those set forth below. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1 to Form 10-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Qualifications

Set forth below are the names and ages of the Company’s directors and their principal occupations at present and for the past five years. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors (the “Board”) has adopted independence standards for directors that conform to the standards required by the NYSE MKT LLC (“NYSE MKT”) for listed companies. Based on the Company’s director independence standards, the Board has affirmatively determined that Messrs. Gray, Risher and Schwarz are independent.

Name	Age	Current Offices with the Company	Director Since
Avrum Gray (1)(2)(3)(4)	80	Director	2002
Glen M. Kassan	72	Chairman, Director	2002
Warren G. Lichtenstein	50	Director	2010 2002-2008 1993-1997
James A. Risher (1)(2)(4)	73	Director	2003
Mark E. Schwarz (1)(2)(3)	55	Director	2002

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating and Corporate Governance Committee.

(4)	Member of Special Committee.

The Company believes that the collective skills, experiences and qualifications of its directors provides the Board with the expertise and experience necessary to advance the interests of the Company’s stockholders. While the Board has not established any specific, minimum standards that must be met by each director, it uses a variety of criteria to evaluate directors’ qualifications. In addition to the individual attributes of each director described below, the Company believes directors must exhibit the highest standards of professional and personal ethics and values. Directors should also possess a broad experience at the policy-making level in business, exhibit commitment to enhancing stockholder value, have no current or potential conflict of interest, devote sufficient time to carry out his/her duties and have the ability to provide insight and practical wisdom based on past experience.

Business Background

The following is a summary of the business experience of each of the persons named above and the primary aspects of their experience, qualifications, attributes or skills that led to the conclusion that each individual is qualified to serve on the Board:

Avrum Gray, age 80, was elected as a director on May 23, 2002. Mr. Gray is the Chairman of G-Bar Limited Partnership, one of the nation’s largest independent options trading firms and a leading specialist in computer-based arbitrage activities in the derivative markets, and has held this position since 1982. From 2000 until December 2009, Mr. Gray was a director of Nashua Corporation, a specialty paper, label and printing supplies manufacturer. From 1999 until December 2009, Mr. Gray was a director of the LGL Group, Inc. (formerly the Lynch Corporation), a holding company with subsidiaries engaged in manufacturing and distributing frequency control devices and other equipment. From 2003 to 2009, Mr. Gray was a director of Material Sciences Corporation, a materials solution provider. Mr. Gray is the former Chairman of the Board of Lynch Systems, Inc., a glass press supplier to the television and computer industry, and a former CEO of Alloy Consolidated Industries, a privately held manufacturer of components and devices for the automotive aftermarket. Additionally, Mr. Gray has been Chairman of the Board of Spertus College, as well as a board member of the Illinois Institute of Technology, the Stuart School and a number of philanthropic organizations, including the Jewish Federation of Chicago. As a result of these and other professional experiences, the Company has concluded Mr. Gray is qualified to serve as a director based on his positions of leadership in other public and private companies.

Glen M. Kassan, age 72, was elected as Chairman of the Board on May 14, 2008 and was Vice Chairman of the Board from August 2005 until May 2008. Mr. Kassan has served as a director on the Board since January 2002 and previously served as President of the Company from February 2002 until August 2005, as interim Chief Executive Officer (“CEO”) from June 14, 2010 to June 29, 2010, and as interim Chief Financial Officer (“CFO”) from June 14, 2010 to August 30, 2010. Mr. Kassan has served as a director of ModusLink Global Solutions, Inc. (“Moduslink”), a company engaged in supply chain and logistics services, since March 2013, and has serviced as ModusLink’s Vice Chairman of the Board since May 2, 2014, and as its Chief Administrative Officer from May 2, 2014 until January 31, 2015. Since 2006, Mr. Kassan has served as a Managing Director Steel Partners LLC (“Steel Partners”), a subsidiary of Steel Partners Holdings L.P. (“SPH”), a global diversified holding company that owns and operates businesses and has significant interests in leading companies in a variety of industries, including diversified industrial products, energy, defense, banking, insurance, and food products and services, and was previously an operating partner of Steel Partners. He has been associated with Steel Partners and its affiliates since August 1999. Mr. Kassan served as the Vice President, CFO and Secretary of the predecessor entity of SPH from June 2000 to April 2007. He has served as a director of Handy & Harman Ltd. (“HNH”), a diversified manufacturer of engineered niche industrial products, since July 2005 and as the Vice Chairman of the Board and CEO of HNH from October 2005 to December 2012. He was a director of United Industrial Corporation (“United Industrial”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc., from October 2002 to November 2007. As a result of these and other professional experiences, including his years of experience and record of success in leadership positions in manufacturing, industrial and other public companies having attributes similar to our Company as well as the expertise he possesses in capital markets and corporate finance, we believe Mr. Kassan is qualified to serve as Chairman of the Board.

Warren G. Lichtenstein, age 50, was elected as a director on March 30, 2010 to fill the vacancy created by the resignation of a former director. From February 2002 until August 2005, Mr. Lichtenstein served as CEO of the Company. He had previously served as a director (formerly Chairman of the Board) of the Company from January 2002 to May 2008 and from 1993 to 1997. Mr. Lichtenstein served as the Chairman and Chief Executive Officer of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) from July 2009 to February 2013, and as Executive Chairman since February 2013. Steel Holdings GP is the general partner of SPH. Mr. Lichtenstein is the Chairman and Chief Executive Officer of Steel Partners and has been associated with Steel Partners and its affiliates since 1990. Since March 2013, Mr. Lichtenstein has served as Chairman of the Board of ModusLink. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp, Inc.), a NYSE-listed manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008 and has served as the Chairman of the Board since March 2013. Mr. Lichtenstein has served as a director (currently Chairman of the Board) of Steel Excel Inc. (“Steel Excel”), a company whose business currently consists of Steel Sports Inc. and Steel Energy Services Ltd., since October 2010 and Chairman of the Board since May 2011. In 2011 Mr. Lichtenstein founded Steel Sports, Inc., a subsidiary of Steel Excel dedicated to building a network of participatory and experience-based sports-related businesses, with a particular emphasis on youth sports. Mr. Lichtenstein has served as the Chairman of the Board of HNH since July 2005. Mr. Lichtenstein has served on the board of directors of over twenty public companies. The Board has determined that Mr. Lichtenstein’s extensive experience in corporate finance, executive management, investing and his service as a director and advisor to a diverse group of public companies enable him to assist in the management of the Company.

James A. Risher, age 73, was elected as a director on May 29, 2003. Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998. Mr. Risher has served as a director of DGT Holdings Corp. (formerly Del Global Technologies Corp.) (“DGT”) since April 2005. He was also the President and CEO of DGT from August 2006 through August 2009. From February 2001 to May 2002, Mr. Risher served as Chairman of the Board and CEO of BlueStar Battery Systems International, Inc. (“BlueStar”), a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets. BlueStar filed CCAA (a petition for reorganization under Canadian bankruptcy laws) in August 2001, and a plan of reorganization was approved in November 2001. From 1986 to 1998, Mr. Risher served as a director, CEO and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry. He also served as Chairman of the Board of Exide from December 1997 to July 1998. Mr. Risher was also a director of Wilhelmina International, Inc. (“Wilhelmina”) (formerly New Century Equity Holdings Corp.), a talent representation company, from October 2004 until January 2010. As a result of these and other professional experiences, including numerous leadership positions in other public and private companies, as well as his knowledge of the Company and the industries in which it operates, the Company has concluded that Mr. Risher is qualified to serve as a director.

Mark E. Schwarz, age 55, was elected as a director on January 24, 2002. He is the Chairman of the Board and CEO of NCM Services, Inc. (“NCMS”), a private investment and management services company. NCMS is the Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P. (“NCM”). Mr. Schwarz is the Chairman of the Board, CEO and Portfolio Manager of NCM, which is the general partner of Newcastle Partners, L.P., a private investment firm he founded in 1993. Mr. Schwarz presently serves as Executive Chairman of the Board of Directors of Hallmark Financial Services, Inc. (“Hallmark”), a specialty property and casualty insurer. He was elected Executive Chairman of Hallmark in August 2006. He served as CEO of Hallmark from January 2003 until August 2006, and as President from November 2003 through March 2006. Mr. Schwarz presently serves as Chairman of the boards of directors of Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants; and Wilhelmina International, Inc., a model management and talent representation company. Within the past five years, Mr. Schwarz has served as a director of Bell Industries, Inc., a company primarily engaged in providing computer systems integration services; and MedQuist, Inc., a provider of clinical documentation workflow solutions in support of electronic health records. He also serves as a director of various privately held companies. With nearly 20 years experience as an investment manager and a business executive, Mr. Schwarz brings significant leadership, financial expertise, operational skills and public company board of directors and executive experience to the Board. Through investments made by NCM and its affiliates, Mr. Schwarz has broad and substantial experience analyzing and advising public companies, including with respect to issues such as corporate governance, capital raising, capital allocation and general operational and business strategy, and has been closely involved in the operations of companies across a range of industries in both director and executive capacities. As a result of these and other professional experiences, including his extensive business and investment expertise and broad director experience, the Company has concluded that Mr. Schwarz is qualified to serve as a director.

Executive Officers who are not Directors

William T. Fejes, Jr., age 60, has served as President and CEO of the Company since June 29, 2010. From 2007 until April 2010, Mr. Fejes was the Chief Operating Officer of Seakeeper, Inc., a company that designs, manufactures and markets motion stabilization equipment for boats under 50 meters in length. Prior to joining Seakeeper, Inc., Mr. Fejes was the President and CEO of TB Wood’s Corporation (“TB Wood’s”), a public company that designs, manufactures and markets industrial power transmission components, with plants in the United States, Mexico and Italy, from 2004 to 2007, and was a director of TB Wood’s from 2004 to 2005. Mr. Fejes also held various executive and management roles at Danaher Corporation, a public company that designs, manufactures and markets industrial and consumer products, for 18 years. From March 2009 to February 2015, Mr. Fejes served as a director of Broadwind Energy, a public company for which he also served as the Chairman of the Governance / Nominating Committee, as a member of the Audit and as a member of the Compensation Committees. From 2008 to 2010, Mr. Fejes was a Director of Automation Solutions, Inc., a privately held distributor of factory automation equipment.

Louis J. Belardi, age 65, has served as CFO of the Company since August 30, 2010, and as the Company’s Secretary and Treasurer since July 2010. Mr. Belardi previously served as the Corporate Controller of the Company from 2004 until August 29, 2010, during which time he was responsible for management of the Company’s corporate accounting, SEC reporting functions and Sarbanes Oxley compliance. Prior to joining the Company, Mr. Belardi was a partner in his own management consulting firm that specialized in providing financial consulting to public corporations. Before entering consulting, he was promoted through several financial roles to the position of Vice President Finance and Administration at Aydin Corporation, now part of L-3 Communications. Mr. Belardi started his career as a CPA at Price Waterhouse and has an MBA in finance.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has adopted a written charter, which is available on the Investor Relations section of the Company’s website (www.slindustries.com) under the tab “Corporate Governance” (http://sli.irpage.net/governance.php). The adequacy of the charter has been reviewed and assessed by the Audit Committee on an annual basis. The members of the Audit Committee during 2015 were Avrum Gray, James A. Risher, and Mark E. Schwarz, each of whom is independent under the criteria for being “independent” set forth under Section 803A of the listing standards of the NYSE MKT. In addition, the Board has determined that Avrum Gray, the Chairman of the Audit Committee and a non-management director, is an audit committee financial expert, as defined by Item 407(d)(5) of Regulation S-K, serving on the Audit Committee. The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the Company’s financial reporting activities. The Audit Committee annually selects independent public accountants to serve as auditors of the Company’s books, records and accounts. The Audit Committee reviews the scope of the audits performed by such auditors, the audit reports prepared by them and discusses with the auditors those matters required to be discussed by Auditing Standard No. 16. The Audit Committee also reviews and monitors the Company’s internal accounting procedures and discusses the Company’s Audited Financial Statements with management.

Risk Oversight

Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk management oversight role, the Board has the responsibility to satisfy itself that the risk management processes implemented by management are adequate and functioning as designed. As a critical part of this risk management oversight role, the Board encourages full and open communication between management and the Board. The Company’s Chairman meets periodically with the CEO and President and other members of management to discuss strategy and risks facing the Company. Senior management attends Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and other matters. The Board periodically receives presentations from senior management on strategic matters involving the Company’s operations to enable it to understand the Company’s risk identification, risk management and risk mitigation strategies.

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in areas of financial risk, internal controls, and compliance with legal and regulatory requirements. The Compensation Committee assists the Board in overseeing risk management in the areas of compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board in overseeing risk management associated with the independence of the Board, Board organization, membership and structure and potential conflicts of interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that during the fiscal year ended December 31, 2015, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements, except for the inadvertent late filing by Mr. Fejes of one Form 4, reporting one transaction; and Mr. Belardi of one Form 4, reporting one transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis section discusses the Company’s executive compensation philosophy, decisions and practices for the 2015 fiscal year. As set forth in the Summary Compensation Table below, our named executive officers (collectively, the “NEOs” or “Named Executive Officers”) for fiscal year 2015 were William T. Fejes, President and Chief Executive Officer (Principle Executive Officer), and Louis J. Belardi, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer).

Compensation Philosophy

The goal of the Company’s compensation program for the NEOs and other members of the Company’ senior management team is to build long-term value for the Company’s stockholders. In furtherance of this goal, the Compensation Committee has developed an executive compensation program designed to: (i) attract and retain a quality executive with the leadership skills, attributes and experience necessary to succeed in an enterprise with the Company’s diverse product offerings and global reach; (ii) link compensation to the achievement of both Company and individual performance goals; and (iii) balance the NEOs’ motivation to achieve near-term corporate goals with consistent performance over the long-term, which the Company believes best correlates with the creation of long-term stockholder value.

Elements of Executive Compensation and How Each Relates to Overall Compensation Objectives

To achieve the above objectives, the Compensation Committee has developed a compensation program that includes:

●	Base salary;
●	Cash bonuses;
●	Equity compensation; and
●	Retirement, health, and other benefits.

The elements are intended to reward the NEOs for building long-term stockholder value and achieving specified annual goals for personal and company-wide performance.

Base compensation. Base salary payable to the NEOs is reviewed annually by the Compensation Committee, who has the ultimate authority to determine compensation of the Company’s executive officers, but may form and delegate authority to subcommittees when appropriate. After review, the Compensation Committee recommends for approval by the independent, outside, non-employee directors of the Board, the compensation of the Chief Executive Officer in relation to the evaluation of the performance of the Chief Executive Officer. The Compensation Committee reviews and approves the performance evaluations and the compensation of the other executive officers of the Company, including the Chief Financial Officer. The payment of base salary is intended to recognize particularly the experience, skills, knowledge and responsibility required of Messrs. Fejes and Belardi.

Cash bonuses. Bonuses are payable to the NEOs and other members of the Company’ senior management team pursuant to the terms of bonus plans adopted annually by the Compensation Committee, in the form of cash bonus payments and equity grants for achieving certain performance goals established for them. The Company’s 2013 Bonus Plan, 2014 Bonus Plan, and 2015 Bonus Plan (the “Bonus Plans”) include two components. The first component is a short term incentive plan (“Short Term Incentive Plan or “STIP”) and the second component is a long term incentive plan (“Long Term Incentive Plan” or “LTIP”). 100% of the STIP and 50% of the LTIP are paid in cash while the remaining 50% of the LTIP is paid in restricted stock units (“RSUs”). The structure of the Bonus Plans is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals. Cash bonuses are described in greater detail in this Amendment No. 1 on Form 10-K/A under the headings “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Performance-Based Incentives.”

Equity compensation. Equity compensation, in the form of stock options, is awarded from time to time to the Company’s NEOs and other members of the Company’ senior management team pursuant to the Company’s 2008 Incentive Stock Plan (“2008 Plan”). Equity compensation, in the form of RSUs, is awarded annually to the Company’s NEOs and other members of the Company’ senior management team pursuant to the terms of the LTIP bonus plans previously mentioned, which are pursuant to the Company’s 2008 Plan. The primary purpose of awarding equity compensation is to align the financial interest of our NEOs with those of our stockholders. The Compensation Committee believes that awards of equity compensation achieve this goal because the NEOs realize additional value from such awards on the same basis as our stockholders. Moreover, because the stock options and RSUs granted to the Company’s NEOs requires vesting, such rewards promote loyalty to the Company and recipients are further incentivized to focus on the long-term creation of value for stockholders.

Retirement, health, and other benefits. The Company provides payments for term life insurance and 401(k) matching contributions to Mr. Fejes pursuant to his employment agreement with the Company as an additional incentive to retain his employment. The Company provides payments for term life insurance, 401(k) matching contributions, and a car allowance to Mr. Belardi as an additional incentive to retain his employment.

Compensation Consultant

Mr. Fejes, at the direction of the Compensation Committee, retained the Hay Group in 2011 to provide market compensation data and analysis for the directors and executive management of the Company and each of its subsidiaries. In preparing its report to the Compensation Committee, the Hay Group used market data from its Industrial Executive Compensation Report. The Industrial Executive Compensation Report is an annual survey of executive pay practices in the U.S Market and uses data from over 300 companies to provide information on a broad cross-section of industrial companies in the United States. The Hay Group was again retained in 2014 and 2015 to analyze the market competitiveness of two executive jobs at the Company and its subsidiaries, including the CEO position. In performing this analysis, the Hay Group used data from an industrial organization sample in Hay Group’s 2013 and 2014 executive compensation survey. The Compensation Committee considers the Hay Group’s reports and analysis in structuring its compensation policy for directors and executive officers.

The Compensation Committee determined that the work of the Hay Group did not raise any conflicts of interest in 2015. In making this assessment, the Compensation Committee considered the independence factors enumerated in new Rule 10C-1(b) under the Exchange Act, including the fact that the Hay Group does not provide any other services to the Company, the level of fees received from the Company as a percentage of the Hay Group’s total revenue, policies and procedures employed by the Hay Group to prevent conflicts of interest, and whether the individual Hay Group advisers to the Compensation Committee own any stock of the Company or have any business or personal relationships with members of the Compensation Committee or our executive officers.

Consideration of Shareholder Say-on-Pay Vote

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (“say-on-pay proposal”). At the 2015 Annual Meeting of Stockholders, 99.46% of the votes cast by our stockholders on the advisory vote on executive compensation proposal were in favor of our NEO compensation as described in the proxy statement for the 2015 Annual Meeting of Stockholders. The Compensation Committee evaluated these results and concluded that this vote reflects our stockholders’ support of the Company’s approach to executive compensation. Accordingly, in 2015, the Company did not change its approach to executive compensation or make any significant changes to its executive compensation program based on stockholder feedback. The Compensation Committee expects to continue to consider the outcome of the Company’s say-on-pay votes and other stockholder discussions when making future compensation decisions for the NEOs. In alignment with our philosophy on stockholders say-on-pay, and with the results of the say-on-pay frequency vote held in May 2013, the Company will continue to hold non–binding stockholder say-on-pay votes annually.

Role of Executives in Establishing Compensation

Mr. Fejes, our President and Chief Executive Officer, and the Compensation Committee regularly discuss the Company’s compensation issues and the performance and retention of its NEOs and executive management. Mr. Fejes typically recommends to the Compensation Committee for its review, modification and approval the annual base salary, bonus, and equity awards (if any) for the other members of the executive management team.

Certain members of the executive management team, including Mr. Fejes, regularly attend portions of Compensation Committee meetings in order to provide information and recommendations to the Compensation Committee as requested, although the Compensation Committee meets in executive session with only Compensation Committee members present when it deems appropriate.

Factors Considered in Determining the Amount of Each Element of Compensation

The level of Mr. Fejes’ and Mr. Belardi’s overall compensation is reviewed by the Compensation Committee not less than annually. The factors considered in determining Mr. Fejes’ and Mr. Belardi’s base pay include those related both to overall performance of the Company and the individual performance of Mr. Fejes and Mr. Belardi. In determining annual base salary levels, consideration is also given to comparable compensation data provided by the Hay Group, as described above, for individuals holding similarly responsible positions at other companies. The determination of bonus amounts are based on the achievement of certain predetermined metrics set forth in the Bonus Plans, which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the headings “Narrative Disclosure to Summary Compensation Table” and “Performance-Based Incentives” section.

The timing, amount and form of equity compensation awards are determined by the Compensation Committee in consultation with key officers of the Company and other members of the Board. The Compensation Committee does not have a formal policy with respect to the timing and amount of equity compensation grants. Rather, in determining whether to approve equity compensation awards and the amount of such award, the Compensation Committee considers a number of factors, including the recipient’s position, contribution to the Company’s growth and profitability, length of service, prior equity-based compensation awards and shares of the Company’s stock owned, as well as the overall performance of the Company.

Although substantial portions of the Company’s compensation program are performance-based, the Compensation Committee does not believe that the risks arising from the Company’s compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company. In order to ensure this, the Compensation Committee has established certain policies, which include caps on individual compensation awards. The payment of all cash bonuses and the vesting of equity grants under the Bonus Plans are subject to the final determination of the Compensation Committee prior to payment or vesting. Under the 2015 Bonus Plan, Mr. Fejes may earn a maximum bonus of 150% of base salary and Mr. Belardi may earn a maximum bonus of 112.5% of base salary. The maximum payout (STIP + LTIP) in any year is limited to 7.5% of the Company’s “PBEBITDA” (pre-bonus earnings from continuing operations before interest, taxes, depreciation, amortization and certain adjustments) from continuing operations.

Potential Payments Upon Termination or a Change in Control

The Company provides the opportunity for Messrs. Fejes and Belardi to be protected under certain termination and/or change in control provisions of various agreements. The Company provides these protections in order to attract and retain an appropriate caliber of talent for these positions. The Compensation Committee believes that the use of such protections are an essential element of executive compensation and assist the Company in recruiting and retaining talented executives. The termination and/or change in control provisions are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Potential Payments Upon Termination Or Change in Control.”

Additional Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code limits to $1 million per year the federal income tax deduction to public corporations for compensation paid for any fiscal year to the Company’s Chief Executive Officer and the other NEOs (other than the CFO) included in the Summary Compensation Table. This limitation does not apply to qualifying “performance-based compensation.” Section 162(m) considerations, as well as financial accounting implications, are factors considered when developing executive compensation programs. However, the Compensation Committee primarily considers the Company’s business purpose when structuring compensation arrangements with NEOs as appropriate to support the Company’s strategic business objectives and the attraction and retention of executives.

Summary Compensation Table

The following table sets forth the compensation for each of the Named Executive Officers for fiscal years 2015, 2014 and 2013.

			Stock	Option		All Other
Name and Principal Position	Year	Salary	Awards	Awards	Non-Equity Incentive Plan Compensation	Compensation	Total
		($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

William T. Fejes Jr.	2015	475,000	47,513	-	278,791	10,272	811,576

President and Chief	2014	450,000	123,748	635,896	277,995	9,606	1,497,245

Executive Officer	2013	424,000	116,592	-	203,121	9,456	753,169
Louis J. Belardi	2015	278,000	55,582	-	95,871	25,884	455,337

Chief Financial Officer,	2014	267,000	53,398	190,769	129,598	24,387	665,152

Treasurer and Secretary	2013	252,000	50,398	-	95,793	26,985	425,176

(1)

2015 - On February 13, 2015, Mr. Fejes and Mr. Belardi were each granted RSUs under the Company’s 2015 Long Term Incentive Plan (“2015 LTIP”). Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified performance targets, to be determined by March 15, 2018, based upon the audited financial statements for 2015 through 2017, subject to the conditions and requirements in the RSU grant letter. The amounts shown represent the aggregate grant date fair value of RSUs granted during 2015 (if target performance conditions are achieved), as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), and do not represent the actual values that will be realized by the NEOs. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $47,513, or 1,213 shares, for Mr. Fejes and $55,582, or 1,419 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $71,250, or 1,819 shares, for Mr. Fejes and $83,393, or 2,129 shares, for Mr. Belardi. For additional information, see the terms of the 2015 LTIP which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

2014 - On March 3, 2014, Mr. Fejes and Mr. Belardi were each granted RSUs under the Company’s 2014 Long Term Incentive Plan (“2014 LTIP”). Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified performance targets, to be determined by March 15, 2017, based upon the audited financial statements for 2014 through 2016, subject to the conditions and requirements in the RSU grant letter. The amounts shown represent the aggregate grant date fair value of RSUs granted during 2014 (if target performance conditions are achieved), as determined in accordance with FASB ASC Topic 718, and do not represent the actual values that will be realized by the NEOs. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $123,748, or 4,716 shares, for Mr. Fejes and $53,398, or 2,035 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $185,625, or 7,074 shares, for Mr. Fejes and $80,100, or 3,053 shares, for Mr. Belardi. For additional information, see the terms of the 2014 LTIP which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

2013 - On March 5, 2013, Mr. Fejes and Mr. Belardi were each granted RSUs under the Company’s 2013 Long Term Incentive Plan (“2013 LTIP”). Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified performance targets, were determined by March 15, 2016, based upon the audited financial statements for 2013 through 2015, subject to the conditions and requirements in the RSU grant letter. The amounts shown represent the aggregate grant date fair value of RSUs granted during 2013 (if target performance conditions are achieved), as determined in accordance with FASB ASC Topic 718, and do not represent the actual values that will be realized by the NEOs. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $116,592, or 6,082 shares, for Mr. Fejes and $50,398, or 2,629 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $174,900, or 9,124 shares, for Mr. Fejes and $75,600, or 3,944 shares, for Mr. Belardi. At the conclusion of the 2013 LTIP performance period, Mr. Fejes earned 4,621 RSUs while Mr. Belardi earned 1,998 RSUs, and on March 11, 2016, the Company issued 4,621 shares of common stock to Mr. Fejes and 1,998 shares of common stock to Mr. Belardi in settlement of the vested RSUs. The value realized on the vest date for the 2013 LTIP RSUs earned by Mr. Fejes was $153,186 and $66,234 for Mr. Belardi. For additional information, see the terms of the 2013 LTIP which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

(2)

On March 3, 2014, Mr. Fejes was granted the option to purchase 70,000 shares of the Company’s common stock (“stock options”) and Mr. Belardi was granted the option to purchase 21,000 shares of the Company’s common stock. The stock options, which expire 5 years from the date of grant, were granted at fair market value pursuant to the Company’s 2008 Incentive Stock Plan (“2008 Plan”) and vest 50% on the second anniversary and 50% on the third anniversary of the grant date, pursuant to the terms of option grant letter agreements. The amounts shown represent the aggregate grant date fair value of stock options granted during 2014, determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in the Original Form 10-K. No stock options were granted to NEOs during fiscal 2015 and 2013.

(3)

Non-Equity Incentive Plan Compensation is composed entirely of incentive bonuses under the Company’s annual STIP and LTIP plans. These amounts represent discretionary performance bonuses earned during fiscal years 2015, 2014 and 2013.

2015 - If applicable components and thresholds were achieved under the incentive plans concluding in fiscal 2015, the NEOs would be eligible for awards under (i) the Short Term Incentive Plan earned in fiscal 2015 and paid in 2016 (the “2015 STIP”), and (ii) the 2013 LTIP, which awards would be deemed earned at the conclusion of the last fiscal year covered by the 2013 LTIP (fiscal 2015) and paid in 2016. The amounts reflected in this column for fiscal 2015 include payments of $190,204 to Mr. Fejes and $57,580 to Mr. Belardi under the 2015 STIP and payments of $88,587 to Mr. Fejes and $38,291 to Mr. Belardi under the 2013 LTIP.

2014 - If applicable components and thresholds were achieved under the incentive plans concluding in fiscal 2014, the NEOs would be eligible for awards under (i) the Short Term Incentive Plan earned in fiscal 2014 and paid in 2015 (the “2014 STIP”), and (ii) the 2012 Long Term Incentive Plan (“2012 LTIP”), which awards would be deemed earned at the conclusion of the last fiscal year covered by the 2012 LTIP (fiscal 2014) and paid in 2015. The amounts reflected in this column for fiscal 2014 include payments of $277,995 to Mr. Fejes and $129,598 to Mr. Belardi under the 2014 STIP, but does not include payments to Messrs. Fejes or Belardi under the 2012 LTIP since the minimum financial factor component of the 2012 LTIP was not achieved.

2013 - If applicable components and thresholds were achieved under the incentive plans concluding in fiscal 2013, the NEOs would be eligible for awards under (i) the Short Term Incentive Plan earned in fiscal 2013 and paid in 2014 (the “2013 STIP”), and (ii) the 2011 Long Term Incentive Plan (“2011 LTIP”), which awards would be deemed earned at the conclusion of the last fiscal year covered by the 2011 LTIP (fiscal 2013) and paid in 2014. The amounts reflected in this column for fiscal 2013 include payments of $203,121 to Mr. Fejes and $95,793 to Mr. Belardi under the 2013 STIP but does not include payments to Messrs. Fejes and Belardi under the 2011 LTIP since the minimum financial factor component of the 2011 LTIP was not achieved.

For additional information, see the terms of the incentive bonus plans which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

(4)

2015 - The amounts reported in the All Other Compensation column for fiscal 2015 include: (1) Mr. Fejes’ $7,950 deferred compensation match expense under the Company’s 401(k) plan, and $2,322 premiums paid by the Company for group term life insurance; and (2) Mr. Belardi’s $14,528 car expense reimbursement, $7,950 deferred compensation match expense under the Company’s 401(k) plan, and $3,406 premiums paid by the Company for group term life insurance.

2014 - The amounts reported in the All Other Compensation column for fiscal 2014 include: (1) Mr. Fejes’ $7,800 deferred compensation match expense under the Company’s 401(k) plan, and $1,806 premiums paid by the Company for group term life insurance; and (2) Mr. Belardi’s $13,815 car expense reimbursement, $7,800 deferred compensation match expense under the Company’s 401(k) plan, and $2,772 premiums paid by the Company for group term life insurance.

2013 - The amounts reported in the All Other Compensation column for fiscal 2013 include: (1) Mr. Fejes’ $7,650 deferred compensation match expense under the Company’s 401(k) plan, and $1,806 premiums paid by the Company for group term life insurance; and (2) Mr. Belardi’s $16,563 car expense reimbursement, $7,650 deferred compensation match expense under the Company’s 401(k) plan, and $2,772 premiums paid by the Company for group term life insurance.

Grant of Plan-Based Awards

The following table provides information on all plan-based awards granted to the Company’s named executive officers during the year ended December 31, 2015.

		Estimated Possible/Future Payouts			Estimated Possible/Future Payouts			Grant Date Fair Value of Stock and Option
		Under Non-Equity Incentive Plan Awards (1)			Under Equity Incentive Plan Awards (2)			Awards (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(l)

William T. Fejes Jr.	2/13/15	213,750	427,500	641,250	—	—	—	—
	2/13/15	—	—	—	606	1,213	1,819	47,513
Louis J. Belardi	2/13/15	76,450	152,900	229,350	—	—	—	—
	2/13/15	—	—	—	710	1,419	2,129	55,582

(1)

The amounts represent the threshold, target, and maximum cash payout that may be achieved pursuant to the 2015 STIP and 2015 LTIP. For additional information, see the terms of the 2015 STIP and 2015 LTIP which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

(2)

The amounts represent the threshold, target, and maximum RSUs that may be achieved pursuant to the 2015 LTIP. For additional information, see the terms of the 2015 LTIP which is described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

(3)

The amounts shown represent the aggregate grant date fair value of stock awards granted during 2015 pursuant to the 2015 LTIP in accordance with ASC Topic 718. The amounts were valued at the grant date fair value price of $39.17, as reported by NYSE MKT.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The compensation paid to Messrs. Fejes and Belardi for 2015 includes salary, stock awards, non-equity incentive compensation and certain other compensation previously mentioned in the notes to the Summary Compensation Table. The non-equity incentive compensation column does not include any payments under the 2015 LTIP or the 2014 LTIP because these amounts are not deemed earned until the conclusion of the last fiscal year covered by such plans. The non-equity incentive compensation column includes a payment of $278,791 to Mr. Fejes, which is comprised of $190,204 under the 2015 STIP and $88,587 under the 2013 LTIP. The non-equity incentive compensation column includes a payment of $95,871 to Mr. Belardi’s, which is comprised of $57,580 under the 2015 STIP and $38,291 under the 2013 LTIP.

The compensation paid to Messrs. Fejes and Belardi for 2014 includes salary, stock awards, option awards, non-equity incentive compensation and certain other compensation previously mentioned in the notes to the Summary Compensation Table. The non-equity incentive compensation column does not include any payments under the 2014 LTIP or the 2013 LTIP because these amounts are not deemed earned until the conclusion of the last fiscal year covered by such plans. The non-equity incentive compensation column includes payments of $277,995 to Mr. Fejes and $129,598 to Mr. Belardi under the 2014 STIP. The non-equity incentive compensation column does not include payments to Messrs. Fejes and Belardi under the 2012 LTIP since the minimum financial factor component of the 2012 LTIP was not achieved.

The compensation paid to Messrs. Fejes and Belardi for 2013 includes salary, stock awards, non-equity incentive compensation and certain other compensation previously mentioned in the notes to the Summary Compensation Table. The non-equity incentive compensation column does not include any payments under the 2013 LTIP or the 2012 LTIP because these amounts are not deemed earned until the conclusion of the last fiscal year covered by such plans. The non-equity incentive compensation column includes payment of $203,121 to Mr. Fejes and $95,793 to Mr. Belardi under the 2013 STIP. The non-equity incentive compensation column also did not include payments to Messrs. Fejes and Belardi under the 2011 LTIP since the financial factor component of 2011 LTIP was not achieved.

In 2015, salaries and bonuses accounted for approximately 94% of total compensation for the Company’s principal executive officer, Mr. Fejes, while equity based awards (RSUs) accounted for approximately 6% of total compensation for the Company’s principal executive. In 2015, salaries and bonuses accounted for approximately 88% of total compensation for the Company’s principal financial officer, Mr. Belardi, while equity based awards (RSUs) accounted for approximately 12% of total compensation for the Company’s principal financial officer. The terms of employment and other agreements are described in greater detail below.

In 2014, salaries and bonuses accounted for approximately 49% of total compensation for the Company’s principal executive officer, Mr. Fejes, while equity based awards (RSUs and stock options) accounted for approximately 51% of total compensation for the Company’s principal executive. In 2014, salaries and bonuses accounted for approximately 63% of total compensation for the Company’s principal financial officer, Mr. Belardi, while equity based awards (RSUs and stock options) accounted for approximately 37% of total compensation for the Company’s principal financial officer. The terms of employment and other agreements are described in greater detail below.

In 2013, salaries and bonuses accounted for approximately 85% of total compensation for the Company’s principal executive officer, Mr. Fejes, while equity based awards (RSUs) accounted for approximately 15% of total compensation for the Company’s principal executive. In 2013, salaries and bonuses accounted for approximately 88% of total compensation for the Company’s principal financial officer, Mr. Belardi, while equity based awards (RSUs) accounted for approximately 12% of total compensation for the Company’s principal financial officer. The terms of employment and other agreements are described in greater detail below.

In 2015, the Compensation Committee set Mr. Fejes’ annual Bonus Plan compensation at 80% STIP and 20% LTIP. Mr. Fejes’ annual Bonus Plan compensation was previously set at 45% STIP and 55% LTIP for 2014 and 2013. Mr. Belardi’s annual Bonus Plan compensation was set at 35% STIP and 40% LTIP for 2015, 2014 and 2013. The aforementioned percentages represent a percentage of annual base salary based on achieving the 100% performance threshold under the applicable Bonus Plan.

Equity Based Awards

In the past, the Compensation Committee has provided long term incentive compensation in the form of RSUs or stock options, where appropriate, as compensation for the Company’s executive officers, including the NEOs. At the present time, the Company’s 2008 Plan is the only equity incentive plan in effect.

On February 13, 2015, Mr. Fejes was granted a maximum of 1,819 RSUs, and Mr. Belardi was granted a maximum of 2,129 RSUs under the 2015 LTIP. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified 2015 LTIP performance targets, to be determined by March 15, 2018 based upon the audited financial statements for 2015 through 2017, subject to the conditions and requirements in the RSU grant letter. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $47,513, or 1,213 shares, for Mr. Fejes and $55,582, or 1,419 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $71,250, or 1,819 shares, for Mr. Fejes and $83,393, or 2,129 shares, for Mr. Belardi. For additional information, see the terms of the 2015 LTIP which are described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

On March 3, 2014, Mr. Fejes was granted a maximum of 7,074 RSUs, and Mr. Belardi was granted a maximum of 3,053 RSUs under the 2014 LTIP. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified 2014 LTIP performance targets, to be determined by March 15, 2017 based upon the audited financial statements for 2014 through 2016, subject to the conditions and requirements in the RSU grant letter. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $123,748, or 4,716 shares, for Mr. Fejes and $53,398, or 2,035 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $185,625, or 7,074 shares, for Mr. Fejes and $80,100, or 3,053 shares, for Mr. Belardi.

On March 5, 2013, Mr. Fejes was granted a maximum of 9,124 RSUs, and Mr. Belardi was granted a maximum of 3,944 RSUs under the 2013 LTIP. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs, or a portion thereof, vest upon the satisfaction of specified 2013 LTIP performance targets, to be determined by March 15, 2016 based upon the audited financial statements for 2013 through 2015, subject to the conditions and requirements in the RSU grant letter. The total grant date fair value of the awards if the target performance conditions are achieved over the three year period are $116,592, or 6,082 shares, for Mr. Fejes and $50,398, or 2,629 shares, for Mr. Belardi. The total grant date fair value of the awards if the maximum performance conditions are achieved over the three year period are $174,900, or 9,124 shares, for Mr. Fejes and $75,600 or 3,944 shares, for Mr. Belardi. At the conclusion of the 2013 LTIP performance period, Mr. Fejes earned 4,621 RSUs while Mr. Belardi earned 1,998 RSUs; and on March 11, 2016, the Company issued 4,621 shares of common stock to Mr. Fejes and 1,998 shares of common stock to Mr. Belardi in settlement of the vested RSUs. The value realized on the vest date for the 2013 LTIP RSUs earned by Mr. Fejes was $153,186 and $66,234 for Mr. Belardi.

On March 3, 2014, Mr. Fejes was granted the option to purchase 70,000 shares of the Company’s common stock and Mr. Belardi was granted the option to purchase 21,000 shares of the Company’s common stock. The stock options, which expire in 5 years, were granted at fair market value pursuant to the Company’s 2008 Plan and vest 50% on the second anniversary and 50% on the third anniversary of the grant date, pursuant to the terms of option grant letter agreements. The amounts shown in the option awards column represent the aggregate grant date fair value of stock options granted during 2014, determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in our Original Form 10-K. No stock options were granted to NEOs during fiscal 2015 and 2013.

Outstanding Equity Awards at Fiscal Year

The following table provides information on all stock and option awards held by the Company’s named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
Name	Option Vest Date (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
(a)		(b)	(c)	(e)	(f)	(i)	(j)

William T Fejes Jr.	6/29/2013	18,887	-	11.75	6/28/2017	12,011	382,911
	3/3/2016	-	35,000	26.24	3/2/2019
	3/3/2017	-	35,000	26.24	3/2/2019
Louis J. Belardi	8/30/2013	6,003	-	12.50	8/29/2017	6,083	193,926
	3/3/2016	-	10,500	26.24	3/2/2019
	3/3/2017	-	10,500	26.24	3/2/2019

(1)	This column sets forth the individual vesting dates for each tranche of stock options.

(2)

Represents performance-based RSUs that may be earned as a result of achieving the 100% threshold of the Company’s performance targets under the 2015 LTIP, 2014 LTIP and 2013 LTIP. As to Mr. Fejes, this a amount reflects 1,213 RSUs under the 2015 LTIP, 4,716 RSUs under the 2014 LTIP, and 6,082 RSUs under the 2013 LTIP; and as to Mr. Belardi, this a amount reflects 1,419 RSUs under the 2015 LTIP, 2,035 RSUs under the 2014 LTIP, and 2,629 RSUs under the 2013 LTIP. At the conclusion of the 2013 LTIP performance period, Mr. Fejes earned 4,621 RSUs, valued at $153,186, and Mr. Belardi earned 1,998 RSUs, valued at $66,234, which were vested on March 11, 2016. If the maximum performance conditions are achieved at the conclusion of the applicable performance periods for the 2015 LTIP and the 2014 LTIP, Mr. Fejes may be entitled to the vesting of up to 1,819 RSUs, with a payout value of $57,990, under the 2015 LTIP and up to 7,074 RSUs, with a payout value of $225,519, under the 2014 LTIP; and Mr. Belardi may be entitled to the vesting of up to 2,129 RSUs, with a payout value of $67,873, under the 2015 LTIP and up to 3,053 RSUs, with a payout value of $97,330, under the 2014 LTIP. The vesting of equity grants under the 2015 LTIP, 2014 LTIP and 2013 LTIP are subject to the final determination of the Compensation Committee prior to vesting, which occurs by March 15 of the year following the conclusion of the applicable performance period. For additional information, see the terms of the 2015 LTIP, 2014 LTIP and 2013 LTIP described in greater detail in this Amendment No. 1 on Form 10-K/A under the heading “Performance-Based Incentives.”

(3)	The market value of RSUs was determined by multiplying the number of unearned shares by the closing price of the Company’s common stock of $31.88 on December 31, 2015, as reported by NYSE MKT.

Option Exercises and Stock Vested

The following table sets forth information regarding the stock options exercised and stock awards that vested for each of the named executive officers during the year ended December 31, 2015, on an aggregate basis.

	Option Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise (1)
	(#)	($)
(a)	(b)	(a)
William T. Fejes Jr.	41,615	1,258,854
Louis J. Belardi	5,000	147,500

(1)

The reported dollar value is the difference between the option exercise price and the closing price of the underlying shares on the date of exercise multiplied by the number of shares covered by the option.

Performance-Based Incentives

2015 Bonus Plan

On February 13, 2015, the Compensation Committee of the Board adopted the 2015 Bonus Plan to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of equity grants and cash bonus payments for achieving certain performance goals established for them. The payment of all cash bonuses and the vesting of equity grants under the 2015 Bonus Plan are subject to the final determination of the Compensation Committee prior to payment or vesting. Recipients of cash bonuses and equity grants under the 2015 Bonus Plan must be employees of the Company at the time of payment and vesting. Participants in the 2015 Bonus Plan who are named executive officers of the Company include William T. Fejes, Jr, the Company’s President and Chief Executive Officer and Louis J. Belardi, the Company’s Chief Financial Officer, Secretary and Treasurer.

The 2015 Bonus Plan includes two components. The first component is a 2015 STIP, and the second component is a 2015 LTIP. The structure of the 2015 Bonus Plan is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals. The 2015 Bonus Plan provides as follows:

a. 2015 Short-Term Incentive Plan Awards

The 2015 STIP component of the 2015 Bonus Plan consists of two components. The first component is based on the achievement of pre-determined individual objectives and the second component is a financial factor component common to all executives. The financial factor component is based on achieving target working capital turns (annual sales divided by working capital (defined as the averages of monthly accounts receivable plus net inventory less accounts payable)) (“WCT”) and a target PBEBITDA (pre-bonus earnings from continuing operations before interest, taxes, depreciation, amortization and certain adjustments). Based on the determination of the objectives under the two components for each of the Company’s divisions and its corporate office, the maximum percentage of base salary that may be earned by the participants’ ranges from 18.75% to 120.00%. No STIP bonus are paid if the WCT or PBEBITDA is below 80% of the WCT or PBEBITDA target or if the pre-determined individual objectives are not met. Under the 2015 STIP, Mr. Fejes received $190,204 and Mr. Belardi received $57,580, which amounts were paid on March 14, 2016. These payments are reflected in the non-equity incentive compensation column of the summary compensation table. For 2014 STIP, Mr. Fejes received $277,995 and Mr. Belardi received $129,598. For 2013 STIP, Mr. Fejes received $203,121 and Mr. Belardi received $95,793.

b. 2015 Long-Term Incentive Plan Awards

The Company maintains a long-term incentive plan based on the achievement of certain sales and return on invested capital (“ROIC”) targets by each of the Company’s divisions and the corporate office over the three fiscal years beginning in 2015. The sales and ROIC targets, also referred to as the Long Term Financial Factor (the “LTFF”), were established by the Board of the 2015 Bonus Plan. Unless otherwise determined at the absolute discretion of the Compensation Committee, in order for an employee to be eligible to receive a payment under a LTIP component of any Bonus Plan (including the 2015 Bonus Plan), the employee must be employed on the date the Compensation Committee approves bonuses for that Bonus Plan, which occurs by March 15 of the year following the end of the applicable three year performance period.

The 2015 LTIP component of the 2015 Bonus Plan is based on the achievement of the LTFF targets over the three-year period ending on December 31, 2017. Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 15.00% to 75.00%. For executive officers (including the NEOs) and division presidents, half of the 2015 LTIP bonuses earned will be paid in cash at the conclusion of the 2017 fiscal year and the other half of the 2015 LTIP bonuses are paid through the granting of RSUs that vest upon the satisfaction of specified performance targets, to be determined by March 15, 2018, based upon the Company’s audited financial statements for 2015 through 2017, subject to the conditions and requirements in the applicable RSU grant letter. Grants of the RSUs under the 2015 LTIP were made in 2015. For all other participants in the 2015 Bonus Plan, all of the 2015 LTIP bonuses earned will be paid in cash at the conclusion of the 2017 fiscal year. No bonus will be paid under 2015 LTIP if either the ROIC or sales component of the LTFF is below 80% of the respective targets.

Under the 2015 Bonus Plan, Mr. Fejes may earn a maximum bonus of 150% of base salary and Mr. Belardi may earn a maximum bonus of 112.5% of base salary. The maximum payout (STIP + LTIP) in any year is limited to 7.5% of the Company’s PBEBITDA from continuing operations.

The 2015 LTIP runs concurrently with the 2014 LTIP and the 2013 LTIP. The 2015 LTIP, 2014 LTIP, and the 2013 LTIP cover the three-year periods ending on December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Each long term incentive plan contains different targets.

While payments under each of the 2015 LTIP, 2014 LTIP and 2013 LTIP can only be deemed earned at the conclusion of the last fiscal year of the performance period covered by the plan, the payment of all cash bonuses and the vesting of equity grants under such Bonus Plans remains subject to the final determination of the Compensation Committee prior to payment or vesting. Under the 2013 LTIP, Mr. Fejes received a cash bonus payment of $88,587 and Mr. Belardi received a cash bonus payment of $38,291, which amounts were paid on March 14, 2016. These payments are reflected in the non-equity incentive compensation column of the summary compensation table. At the conclusion of the 2013 LTIP, Mr. Fejes earned 4,621 RSUs while Mr. Belardi earned 1,998 RSUs; and on March 11, 2016, the Company issued 4,621 shares of common stock to Mr. Fejes and 1,998 shares of common stock to Mr. Belardi in settlement of the vested RSUs. The value realized on the vest date for the 2013 LTIP RSUs earned by Mr. Fejes was $153,186 and $66,234 for Mr. Belardi.

Perquisites and All Other Compensation

The Company provides the opportunity for its NEOs and other executives to receive certain perquisites and general health and welfare benefits. For the year ended December 31, 2015, the Company provided the following personal benefits and perquisites to its NEOs: health and dental insurance, life and disability insurance, and a match under the Company’s 401(k) plan. The Company’s CFO also received car expense reimbursement.

Employment and Other Agreements

In connection with Mr. Fejes’ appointment as the Company’s President and CEO, the Company entered into an Employment Agreement with Mr. Fejes, effective June 29, 2010 (the “Fejes Employment Agreement”) which provides for an initial term of one year subject to automatic one year renewals thereafter unless the agreement is terminated in accordance with its terms. As of December 31, 2015, Mr. Fejes’ compensation included: an annual base salary of $475,000 and eligibility for an annual bonus of up to 150% of his base salary, to be composed of a short term incentive portion and a long term incentive portion, at the sole discretion of the Board. Mr. Fejes also received an option to purchase 100,000 shares of the Company’s Common Stock at fair market value with three year vesting pursuant to the Company’s 2008 Plan in 2010. Mr. Fejes is also eligible to participate in future grants of stock options and awards pursuant to the 2008 Plan, other Company performance incentive plans extended to senior executives, and the Company’s medical and other employee benefit programs, if any, that are provided by the Company to its employees generally, as provided in the Fejes Employment Agreement. Upon Mr. Fejes’ termination, under certain circumstances and conditions, he shall receive severance payments including up to one year base salary and unpaid bonus, as well as certain benefits described below under the heading “Potential Payments Upon Termination Or Change in Control.”

Mr. Belardi is not party to a written employment agreement, but in connection with Mr. Belardi’s appointment as the Company’s CFO, the Compensation Committee of the Board approved the terms of Mr. Belardi’s compensation. As of December 31, 2015, Mr. Belardi’s compensation included: an annual base salary at $278,000 and eligibility for an annual bonus of up to 112.5% of his base salary to be composed of a short term incentive portion and a long term incentive portion at the sole discretion of the Board. The Company also provides the opportunity for Mr. Belardi to be protected under the terms of a change in control agreement, which is described below under the heading “Potential Payments Upon Termination Or Change in Control.”

Potential Payments Upon Termination Or Change in Control

The Company provides the opportunity for Messrs. Fejes and Belardi to be protected under certain termination and/or change in control provisions. The Company provides these protections in order to attract and retain an appropriate caliber of talent for these positions. The Compensation Committee believes that the use of such protections are an essential element of executive compensation and assist the Company in recruiting and retaining talented executives.

Under the terms of the Fejes Employment Agreement, if Mr. Fejes’ employment is terminated, at his or the Company’s election at any time due to his death or disability, due to the expiration or non-renewal of the Fejes Employment Agreement prior to his 65th birthday or for reasons other than cause or voluntary resignation, Mr. Fejes is entitled to receive certain accrued obligations (accrued vacation, expenses, benefits, etc.) and, provided he executes a general release, severance payments and benefits equal to: (i) one year of his base salary paid in installments in accordance with regular payroll practices; (ii) reimbursement for the premium associated with one year continuation of health insurance coverage pursuant to COBRA; (iii) immediate vesting of any options that are scheduled to vest within one year of the date of termination of employment, as provided for in the Fejes Employment Agreement; (iv) unpaid bonuses with respect to the fiscal year ending on or preceding the date of termination, if any, provided Mr. Fejes is employed on December 31 of that year and the bonus plan is in full force and effect; and (v) unpaid bonus through the termination or resignation date, if any, or, if the full bonus has not been earned, a pro-rata portion of such bonus, pursuant to the terms of the bonus plan.

Under the Fejes Employment Agreement, Mr. Fejes is subject to certain non-solicitation and noncompetition covenants during his employment and for one year after the termination of his employment. Mr. Fejes is also subject to certain confidentiality covenants during his employment and at any time after. A breach or waiver of such covenants would be handled under the Fejes Employment Agreement.

Under the terms of the Stock Option Agreement, dated March 27, 2014, between the Company and Mr. Fejes (the “2014 Fejes Option Agreement”), if upon a Change in Control (as defined in the 2008 Plan), the surviving or resulting corporation offers Mr. Fejes Equivalent Employment (as defined therein), then the unvested options granted under the 2014 Fejes Option Agreement will vest upon the earlier of one year following the Change in Control or according to the pre-Change in Control vesting schedule, provided that Mr. Fejes remains employed with the surviving or resulting corporation through the vesting date. If Mr. Fejes declines such offer of employment, or does not remain employed as required, then the vesting of the options will not be accelerated and all such options not so vested upon the termination of employment will terminate. If, however, Mr. Fejes is not offered Equivalent Employment with the surviving or resulting corporation then the vesting and exercisability of the outstanding options granted under 2014 Fejes Option Agreement will be accelerated. The Compensation Committee may also accelerate the vesting and exercisability of such outstanding options, in whole or in part, as determined by the Compensation Committee in its sole discretion.

If Mr. Fejes’ employment was terminated as of December 31, 2015 and he was eligible to receive the severance payments, options (including under the 2014 Fejes Option Agreement) and benefits described above, such payments, options and benefits would equal approximately $2,018,002. The value of stock options included in this amount has been calculated as the difference between the exercise price of the options and closing price of the Company’s common stock on December 31, 2015, multiplied by the number of options available as a result of the above described termination.

On August 31, 2010, the Company entered into a Change-In-Control Agreement with Mr. Belardi (the “Belardi Change-In-Control Agreement”). Under the Belardi Change-In-Control Agreement, if Mr. Belardi’s employment is terminated without cause or if he terminates such employment for good reason, subject to the terms in the Belardi Change-in-Control Agreement, within one year of a change in control of the Company or the execution of a definitive agreement contemplating a change in control of the Company, whichever is later, Mr. Belardi will receive: (i) a payment equal to one times his annual salary paid in a lump sum (subject to appropriate withholding) and (ii) payment on his behalf of premiums associated with up to one year continuation of health insurance coverage pursuant to COBRA. If such termination occurs, the Company or its successor will also continue to pay premiums on behalf of Mr. Belardi for one year, as if Mr. Belardi was still an employee, for life insurance programs and other arrangements that the Mr. Belardi was participating in as of the date of termination, on the same terms and conditions as other employees under such plans. The Belardi Change-In-Control Agreement has a term of seven years.

Under the Belardi Change-In-Control Agreement, Mr. Belardi is subject to a non-competition covenant during his employment and for one year after the termination of his employment. If Mr. Belardi receives a payment in connection with a change in control, Mr. Belardi is also subject to a non-solicitation covenant. A breach or waiver of such covenants would be handled under the Belardi Change-In-Control Agreement.

Under the terms of the Stock Option Agreement, dated March 27, 2014, between the Company and Mr. Belardi (the “2014 Belardi Option Agreement”), if upon a Change in Control (as defined in the 2008 Plan), the surviving or resulting corporation offers Mr. Belardi Equivalent Employment (as defined therein), then the unvested options granted under the 2014 Belardi Option Agreement will vest upon the earlier of one year following the Change in Control or according to the pre-Change in Control vesting schedule, provided that Mr. Belardi remains employed with the surviving or resulting corporation through the vesting date. If Mr. Belardi declines such offer of employment, or does not remain employed as required, then the vesting of the options will not be accelerated and all such options not so vested upon the termination of employment will terminate. If, however, Mr. Belardi is not offered Equivalent Employment with the surviving or resulting corporation then the vesting and exercisability of the outstanding options granted under 2014 Belardi Option Agreement will be accelerated. The Compensation Committee may also accelerate the vesting and exercisability of such outstanding options, in whole or in part, as determined by the Compensation Committee in its sole discretion.

If Mr. Belardi’s employment was terminated as of December 31, 2015 and he was eligible to receive the severance payments, options (including under the 2014 Belardi Option Agreement) and benefits described above, such payments and benefits would equal approximately $537,512. The value of stock options included in this amount has been calculated as the difference between the exercise price of the options and closing price of the Company’s common stock on December 31, 2015, multiplied by the number of options available as a result of the above described termination.

Director Compensation

The following table summarizes compensation that the Company’s directors earned during 2015 for services as members of the Board.

Name	Fees Earned or Paid in Cash (1)	Stock awards (2)	Total (3)
	($)	($)	($)
(a)	(b)	(c)	(h)

Glen M. Kassan - Chairman	126,250	114,000	240,250
Avrum Gray	154,250	114,000	268,250
Warren G. Lichtenstein	66,250	114,000	180,250
James A. Risher	150,250	114,000	264,250
Mark E. Schwarz	79,250	114,000	193,250

(1)	During fiscal 2015, directors received the following fees:
●	$120,000 annual retainer fee for the Chairman of the Board;
●	$60,000 annual retainer fee for each director, other than the Chairman of the Board;
●	$25,000 one-time retainer fee for each member of the Special Committee;
●	$2,500 quarterly retainer fee for the chairman of the audit committee;
●	$1,500 quarterly retainer fee for the chairman of each committee, other than the audit committee;
●	$1,500 for each Special Committee meeting attended;
●	$1,250 for each Board meeting attended; and
●	$1,000 for each committee meeting attended.

(2)

On May 28, 2015, the Company granted each Director, including the Chairman, 3,000 shares of restricted stock in accordance with the 2008 Plan and subject to the terms and conditions of the 2008 Plan and a Restricted Shares Agreement between the Company and the recipient. The shares of restricted stock vest one year from the date of grant. The amounts shown represent the aggregate grant date fair value of the restricted stock awards to Directors in fiscal 2015 computed in accordance with FASB ASC Topic 718.

(3)	No option awards were granted to Directors during fiscal 2015. At December 31, 2015, there were no outstanding stock option awards held by non-employee directors.

Compensation Committee Interlock and Insider Participation.

Messrs. Risher, Schwarz and Gray served as members of the Compensation Committee during the fiscal year ended December 31, 2015. Each member of the Compensation Committee is an independent director within the standards required by the NYSE MKT for listed companies. None of the members of our Compensation Committee have any relationship requiring disclosure pursuant to Item 407(e)(4) of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for the fiscal year ended December 31, 2015.

Respectfully submitted,

COMPENSATION COMMITTEE

James A. Risher Mark E. Schwarz Avrum Gray

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of Common Stock, as of April 14, 2016 (except as otherwise noted), by: (i) each person or entity (including such person’s or entity’s address) who is known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each of the Company’s directors and nominees for director who beneficially owns shares of Common Stock; (iii) each of the Company’s current Named Executive Officers (as defined under the Executive Compensation section of this Amendment No. 1 on Form 10-K/A) who beneficially owns shares of Common Stock; and (iv) all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company. Unless otherwise indicated, the address for all of the executive officers, directors and stockholders named below is c/o SL Industries, Inc., 520 Fellowship Road, Suite A-114, Mount Laurel, NJ 08054.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Owned(2)

GAMCO Investors, Inc. et al	680,140(3)	17.13%
One Corporate Center
Rye, NY 10580-1435

DGT Holdings Corp.	994,840(4)	25.06%
590 Madison Avenue
32nd Floor
New York, NY 10022

Wellington Management Group LLP	271,281(5)	6.83%
280 Congress Street
Boston, MA 02210

Dimensional Fund Advisors LP	253,159(6)	6.38%
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746

Security Ownership of Directors and Executive Officers:

Warren G. Lichtenstein	10,507(7)	*

Glen M. Kassan	20,000(8)	*

Mark E. Schwarz	13,001(9)	*

Avrum Gray	45,578(10)	1.15%

James A. Risher	9,000(11)	*

William T. Fejes, Jr.	58,508(12)	1.45%

Louis J. Belardi	18,501(13)	*

All Directors and Executive Officers as a Group	175,095(14)	4.33%

*	Less than one percent (1%).

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

(2)	Based upon 3,969,560 shares outstanding as of April 14, 2016.

(3)

Based upon a Schedule 13D/A Amendment No. 53 filed on April 27, 2015 (the “Gamco Filing”) with the SEC by Mario J. Gabelli (“Mario Gabelli”) and various entities that he directly or indirectly controls or for which he acts as chief investment officer. These entities engage in various aspects of the securities business, primarily as investment adviser to various institutional and individual clients, including registered investment companies and pension plans, and as general partner or the equivalent of various private investment partnerships or private funds. Certain of these entities may also make investments for their own accounts. The Gamco Filing was filed by one or more of the following persons: GGCP, Inc. (“GGCP”), GGCP Holdings LLC (“GGCP Holdings”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“GSI”), G.research, Inc. (“G.research”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), MJG-IV Limited Partnership (“MJG-IV”) and Mario Gabelli (the “Reporting Persons”).

GGCP makes investments for its own account and is the manager and a member of GGCP Holdings which is the controlling shareholder of GBL. GBL, a public company listed on the New York Stock Exchange, is the parent company for a variety of companies engaged in the securities business, including those named below.

GAMCO, a wholly-owned subsidiary of GBL, is an investment adviser registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”). GAMCO is an investment manager providing discretionary managed account services for employee benefit plans, private investors, endowments, foundations and others.

GSI, a majority-owned subsidiary of GBL, is an investment adviser registered under the Advisers Act and serves as a general partner or investment manager to limited partnerships and offshore investment companies and other accounts. As a part of its business, GSI may purchase or sell securities for its own account. GSI is a general partner or investment manager of a number of funds or partnerships, including Gabelli Associates Fund, L.P., Gabelli Associates Fund II, L.P., Gabelli Associates Limited, Gabelli Associates Limited II E, ALCE Partners, L.P., Gabelli Capital Structure Arbitrage Fund LP, Gabelli Capital Structure Arbitrage Fund Limited, Gabelli Intermediate Credit Fund, L.P., Gabelli Japanese Value Partners L.P., GAMA Select Energy + L.P., GAMCO Medical Opportunities L.P., GAMCO Long/Short Equity Fund, L.P., Gabelli Multimedia Partners, L.P. Gabelli International Gold Fund Limited and Gabelli Green Long/Short Fund, L.P. G.research, a wholly-owned subsidiary of GSI, is a broker-dealer registered under the Exchange Act, which as a part of its business regularly purchases and sells securities for its own account.

Gabelli Funds, a wholly owned subsidiary of GBL, is a limited liability company. Gabelli Funds is an investment adviser registered under the Advisers Act which provides advisory services for The Gabelli Equity Trust Inc., The Gabelli Asset Fund, The GAMCO Growth Fund, The Gabelli Convertible and Income Securities Fund Inc., The Gabelli Value 25 Fund Inc., The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, The GAMCO Global Telecommunications Fund, The Gabelli Gold Fund, Inc., The Gabelli Multimedia Trust Inc., The Gabelli Global Rising Income & Dividend Fund, The Gabelli Capital Asset Fund, The GAMCO International Growth Fund, Inc., The GAMCO Global Growth Fund, The Gabelli Utility Trust, The GAMCO Global Opportunity Fund, The Gabelli Utilities Fund, The Gabelli Dividend Growth Fund, The GAMCO Mathers Fund, The Gabelli Focus Five Fund, The Comstock Capital Value Fund, The Gabelli Dividend and Income Trust, The Gabelli Global Utility & Income Trust, The GAMCO Global Gold, Natural Resources, & Income Trust, The GAMCO Natural Resources Gold & Income Trust, The GDL Fund, Gabelli Enterprise Mergers & Acquisitions Fund, The Gabelli SRI Fund, Inc., The Gabelli Healthcare & Wellness Rx Trust, The Gabelli Global Small and Mid Cap Value Trust and Gabelli Value Plus+ Trust (collectively, the “Funds”), which are registered investment companies. Gabelli Funds is also the investment adviser to The GAMCO International SICAV (sub-fund GAMCO Merger Arbitrage), a UCITS III vehicle.

Teton Advisors, an investment adviser registered under the Advisers Act, provides discretionary advisory services to The TETON Westwood Mighty Mitessm Fund, The TETON Westwood Income Fund, The TETON Westwood SmallCap Equity Fund, and The TETON Westwood Mid-Cap Equity Fund. MJG Associates provides advisory services to private investment partnerships and offshore funds. Mario Gabelli is the sole shareholder, director and employee of MJG Associates. MJG Associates is the Investment Manager of Gabelli International Limited and Gabelli Fund, LDC. Mario Gabelli is the general partner of Gabelli Performance Partnership, LP. The Foundation is a private foundation. Mario Gabelli is the Chairman, a Trustee and the Investment Manager of the Foundation. Elisa M. Wilson is the President of the Foundation. Mario Gabelli is the controlling stockholder, Chief Executive Officer and a director of GGCP and Chairman and Chief Executive Officer of GBL. Mario Gabelli is also a member of GGCP Holdings. Mario Gabelli is the controlling shareholder of Teton. MJG-IV is a family partnership in which Mario Gabelli is the general partner. Mario Gabelli has less than a 100% interest in MJG-IV. MJG-IV makes investments for its own account. Mario Gabelli disclaims ownership of the securities held by MJG-IV beyond his pecuniary interest.

The aggregate number of securities to which Gamco Filing relates includes the following shares deemed to be owned beneficially by the following: 94,032 shares held by Gabelli Funds, 315,508 shares held by GAMCO, and 270,600 shares held by Teton Advisors. The foregoing persons do not admit to constituting a group within the meaning of Section 13(d) of the Exchange Act. Mario Gabelli is deemed to have beneficial ownership of the Securities owned beneficially by each of the foregoing persons. GSI is deemed to have beneficial ownership of the Securities owned beneficially by G.research. GBL and GGCP are deemed to have beneficial ownership of the Securities owned beneficially by each of the foregoing persons other than Mario Gabelli and the Foundation.

Each of the Reporting Persons and “Covered Persons” listed in the Gamco Filing has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the securities reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have the authority to vote 6,000 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of the Issuer held by the Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Issuer and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario Gabelli, GBL, and GGCP is indirect with respect to Securities beneficially owned directly by other Reporting Persons.

GAMCO and G.research are New York corporations and GBL, GSI, and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a Wyoming corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. GGCP Holdings is a Delaware limited liability corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. MJG Associates is a Connecticut corporation having its principal business office at 140 Greenwich Avenue, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.

(4)

Based upon a Schedule 13D/A Amendment No. 32 (“Amendment 32”) filed on April 7, 2016, and Schedule 13D/A Amendment No. 28 filed on October 28, 2013, in each case filed jointly with the SEC by Steel Partners Holdings L.P., a Delaware limited partnership (SPH), SPH Group LLC, a Delaware limited liability company (“SPH Group”), SPH Group Holdings LLC, a Delaware limited liability company (“SPHG Holdings”), Steel Partners Holdings GP Inc., a Delaware corporation (“Steel Holdings GP”), Warren G. Lichtenstein, Glen M. Kassan, and for purposes of Amendment 32 only, DGT Holdings Corp. (“DGT”).

SPH owns 99% of the membership interests of SPH Group. SPH Group is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPH Group and the manager of SPHG Holdings. DGT is a wholly owned subsidiary of SPHG Holdings. By virtue of these relationships, each of SPH, SPH Group, Steel Holdings GP and SPHG Holdings may be deemed to beneficially own the Shares owned directly by DGT. Warren G. Lichtenstein, the Executive Chairman of Steel Holdings GP, is a director of the Issuer. Glen M. Kassan, an employee of a subsidiary of SPH, is a director of the Issuer.

Effective January 1, 2012, as a result of an amendment to a certain management agreement with SPH, Steel Partners LLC and Mr. Lichtenstein ceased to have the power to vote and dispose of the Company’s securities reported in Amendment 32 owned directly by SPHG Holdings and Steel Holdings GP assumed the power to vote and dispose of such securities.

The principal business address of each of the Reporting Persons is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(5)

Based upon the separate Schedule 13G/A Amendment No.6 (“Wellington Schedule 13G”) filings made on February 11, 2016 with the SEC by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP. Wellington Management Group LLP, as parent holding company of certain holding companies and the Wellington Investment Advisers, are owned of record by clients of the Wellington Investment Advisers. As used herein, the “Wellington Investment Advisers” consist of Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd., Wellington Management Hong Kong Ltd., Wellington Management International Ltd., Wellington Management Japan Pte Ltd., Wellington Management Australia Pty Ltd. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP.

The securities as to which this Wellington Schedule 13G is filed are owned of record by clients of one or more of the Wellington Investment Advisers directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except as follows: WTC-CTF Micro Cap Equity, Wellington Trust Company, NA, Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio.

(6)

Based upon the Schedule 13G/A Amendment No. 3 filed on February 9, 2016 with the SEC by Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940. Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. Dimensional Fund Advisors LP disclaims beneficial ownership of all such securities.

(7)

Includes (i) 7,507 shares beneficially owned, and (ii) 3,000 shares of restricted stock granted on May 28, 2015. The shares of restricted stock vest one year from the date of grant. Until such time as the shares of restricted stock are vested, Mr. Lichtenstein does not have the right to sell, transfer, pledge, hypothecate or otherwise dispose of the shares of restricted stock, but Mr. Lichtenstein does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

(8)

Includes (i) 17,000 shares beneficially owned, and (ii) 3,000 shares of restricted stock granted on May 28, 2015. The shares of restricted stock vest one year from the date of grant. Until such time as the shares of restricted stock are vested, Mr. Kassan does not have the right to sell, transfer, pledge, hypothecate or otherwise dispose of the shares of restricted stock, but Mr. Kassan does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

(9)

Includes (i) 10,001 shares beneficially owned, and (ii) 3,000 shares of restricted stock granted on May 28, 2015. The shares of restricted stock vest one year from the date of grant. Until such time as the shares of restricted stock are vested, Mr. Schwarz does not have the right to sell, transfer, pledge, hypothecate or otherwise dispose of the shares of restricted stock, but Mr. Schwarz does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

(10)

Includes (i) 23,378 shares beneficially owned (ii) 3,000 shares restricted stock granted on May 28, 2015 (iii) 13,400 shares held by 1993 GF Limited Partnership, in which the general partner is a corporation solely owned by Mr. Gray and (iv) 5,800 shares held by AVG Limited Partnership, in which Mr. Gray is a general partner. Mr. Gray disclaims beneficial ownership of the shares held by GF Limited Partnership and AVG Limited Partnership. The shares of restricted stock vest from the date of grant. Until such time as the shares of restricted stock are vested, Mr. Gray does not have the right to sell, transfer, pledge, hypothecate or otherwise dispose of the shares of restricted stock, but Mr. Gray does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

(11)

Includes (i) 6,000 shares beneficially owned, and (ii) 3,000 shares of restricted stock granted on May 28, 2015. The shares of restricted stock vest one year from the date of grant. Until such time as the shares of restricted stock are vested, Mr. Risher does not have the right to sell, transfer, pledge, hypothecate or otherwise dispose of the shares of restricted stock, but Mr. Risher does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

(12)

Represents outstanding options to purchase 53,887 shares that either are exercisable or will become exercisable within 60 days and 4,621 shares of stock issued on March 11, 2016, by the Company upon vesting of restricted stock units.

(13)

Represents outstanding options to purchase 16,503 shares that either are exercisable or will become exercisable within 60 days and 1,998 shares of stock issued on March 11, 2016, by the Company upon vesting of restricted stock units.

(14)

Includes outstanding options held by directors and executive officers to purchase 70,390 shares that either are exercisable or will become exercisable within 60 days and 15,000 shares of unvested restricted stock granted on May 28, 2015. The shares of restricted stock vest one year from the date of grant. Until such time as the shares of restricted stock are vested, the restricted stock cannot be sold, transferred, pledged, hypothecated or otherwise disposed of, but the holder of the restricted stock does otherwise have all the rights and status as a stockholder with respect to the shares of restricted stock.

Equity Compensation Plan Information

The Equity Compensation Plan Information included in Part II, Item 5. (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) in the Original Form 10-K is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

The Company’s Corporate Governance Guidelines provide that any related party transactions (excluding compensation, whether cash, equity or otherwise, determination of which is delegated to the Compensation Committee) involving a director or executive officer of the Company must be on arm’s length terms and be reviewed and approved by the Audit Committee or another independent body of the Board. The Audit Committee Charter provides that the Audit Committee is responsible for reviewing and approving all related party transactions, as defined by the applicable regulations. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction, however such member may be counted in determining the presence of a quorum at the meeting of the Audit Committee at which such transaction is reviewed.

Certain Relationships and Related Transactions

On May 1, 2014, the Company renewed its Management Services Agreement (“Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). On March 25, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement (the “Amendment”) in order to, among other things, extend the term of the Management Services Agreement until May 1, 2016. SP Corporate is an affiliate of SPHG Holdings. A member of the Company’s Board, Warren G. Lichtenstein, is affiliated with SPHG Holdings. Also, the Company’s Chairman of the Board, Glen M. Kassan was formerly affiliated with SPHG Holdings. Pursuant to the Management Services Agreement, SP Corporate agreed to provide, at the direction of the Company’s Chief Executive Officer, non-exclusive services to support the Company’s growth strategy, business development, planning, execution assistance and related support services. The monthly fee for these services is $10,400 paid in advance. The Management Services Agreement has been approved by the Audit Committee of the Board and a majority of the disinterested directors of the Company. On February 18, 2016, the Company consented to the transfer of the Company Management Services Agreement to SPH Services, Inc., which is an affiliate of SPHG Holdings.

The Company’s Current Report on Form 8-K filed with the SEC on April 6, 2016, as well as other filings, include disclosure regarding that certain Agreement and Plan of Merger, dated April 6, 2016, entered into by and among the Company, HNH (an affiliate of SPH), Handy & Harman Group Ltd., and SLI Acquisition Co.

Director Independence

The Board has adopted independence standards for directors that conform to the standards required by the NYSE MKT for listed companies. Based on the Company’s director independence standards, the Board has affirmatively determined that Messrs. Gray, Risher and Schwarz are independent.

All members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance, and our Special Committee have been determined by our Board to be independent directors. Our Board has reviewed the various relationships between members of our Board and the Company and has affirmatively determined that none of our directors has a material relationship with the Company that would impair independence from management, other than Messrs. Lichtenstein and Kassan who are affiliated with SPH Group.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Disclosure

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional fees rendered in connection with the audit of the Company’s annual financial statements and the reviews of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto, were $1,098,184 for the year ended December 31, 2015 and $574,906 for the year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as “Audit Fees,” includes consultations concerning financial accounting and reporting matters not classified as audit, were zero for the years ended December 31, 2015 and December 31, 2014.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2015 were $20,700 and $70,700 for the year ended December 31, 2014. The fees for 2015 were primarily related to a domestic production activity deduction study. The fees for 2014 were primarily related to research and development tax credit study and a domestic production activity deduction study.

All Other Fees

There were no other fees billed by Grant Thornton LLP for the years ended December 31, 2015 and December 31, 2014 for products and services, other than those described.

Pre-approval Policies and Procedures

All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.

All of the engagements and fees for the year ended December 31, 2015 were approved by the Audit Committee. Of the total number of hours expended on Grant Thornton LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2015, none of the hours were attributed to work performed by persons other than permanent, full-time employees of Grant Thornton LLP in the United States and of a member firm of Grant Thornton International in China, Mexico, and the United Kingdom.

The Audit Committee considered whether the provision of non-audit services by Grant Thornton LLP was compatible with its ability to maintain independence from an audit standpoint and concluded that Grant Thornton LLP’s independence was not compromised.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The required consolidated financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon were previously filed with the Original Form 10-K. See Index at page F-1 to Consolidated Financial Statements included in Part IV of the Original Form 10-K.

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was included in the Original Form 10-K:

Schedule II - Valuation and Qualifying Accounts

All other schedules were omitted from the Original Form 10-K because (a) the required information was shown elsewhere in the Original Form 10-K, or (b) they were inapplicable, or (c) they were not required.

See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(a) (3) Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature pages of this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL INDUSTRIES, INC. (Company)

By	/s/ William T. Fejes	Date:	April 28, 2016
William T. Fejes – President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By	*	Date:	April 28, 2016
Glen M. Kassan – Chairman of the Board

By	/s/ William T. Fejes	Date:	April 28, 2016
William T. Fejes – President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Louis J. Belardi	Date:	April 28, 2016
Louis J. Belardi – Chief Financial Officer,
Treasurer and Secretary (Principal Financial and Accounting Officer)

By	*	Date:	April 28, 2016
Warren G. Lichtenstein – Director

By	*	Date:	April 28, 2016
Avrum Gray - Director

By	*	Date:	April 28, 2016
James A. Risher - Director

By	*	Date:	April 28, 2016
Mark E. Schwarz - Director

*By	/s/ William T. Fejes	Date:	April 28, 2016
William T. Fejes – Attorney-in-fact

EXHIBIT INDEX

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit #	Description
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

18	Preferability letter from Grant Thornton LLP for change in accounting principle. Incorporated by reference to Exhibit 18 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015.
21***	Subsidiaries of the Company.
23***	Consent of Independent Registered Public Accounting Firm.
24***	Powers of Attorney.
31.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
31.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
32***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract, or compensatory plan or arrangement.
**	Filed herewith.
***	Filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2015.