Form 10-Q
period 2016-03-31
SL INDUSTRIES INC
filed 2016-05-03
CIK 89270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding as of April 26, 2016 was 3,970,000.

Item 1. Financial Statements

SL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,289,000	$10,977,000
Receivables, net	33,907,000	32,470,000
Inventories, net	24,370,000	23,722,000
Other current assets	6,815,000	5,946,000
Deferred income taxes, net	4,161,000	4,145,000

Total current assets	74,542,000	77,260,000

Property, plant and equipment, net	18,222,000	18,166,000
Deferred income taxes, net	2,094,000	1,949,000
Goodwill	18,771,000	19,004,000
Other intangible assets, net	15,675,000	16,473,000
Other assets and deferred charges, net	965,000	1,068,000

Total assets	$130,269,000	$133,920,000

LIABILITIES
Current liabilities:
Short-term borrowings and current portion of long-term debt	$11,500,000	$13,500,000
Accounts payable	19,857,000	20,519,000
Accrued liabilities:
Payroll and related costs	4,494,000	4,976,000
Other	10,454,000	11,652,000

Total current liabilities	46,305,000	50,647,000

Deferred compensation and supplemental retirement benefits	1,175,000	1,180,000
Other long-term liabilities	4,557,000	5,090,000

Total liabilities	52,037,000	56,917,000

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 6,000,000 shares; none issued	—	—
Common stock, $.20 par value; authorized, 25,000,000 shares; issued, 6,496,000 and 6,496,000 shares, respectively	1,299,000	1,299,000
Capital in excess of par value	16,935,000	16,800,000
Retained earnings	91,709,000	90,113,000
Accumulated other comprehensive (loss), net of tax	(3,097,000)	(2,491,000)
Treasury stock at cost, 2,526,000 and 2,535,000 shares, respectively	(28,614,000)	(28,718,000)

Total shareholders’ equity	78,232,000	77,003,000

Total liabilities and shareholders’ equity	$130,269,000	$133,920,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$49,495,000	$46,684,000
Cost and expenses:
Cost of products sold	32,514,000	31,260,000
Engineering and product development	2,772,000	2,784,000
Selling, general and administrative	9,696,000	8,014,000
Depreciation and amortization	1,280,000	589,000

Total cost and expenses	46,262,000	42,647,000

Income from operations	3,233,000	4,037,000
Other income (expense):
Amortization of deferred financing costs	(71,000)	(27,000)
Interest income	2,000	13,000
Interest expense	(57,000)	(6,000)
Other gain (loss), net	105,000	131,000

Income from continuing operations before income taxes	3,212,000	4,148,000
Income tax provision	1,105,000	1,440,000

Income from continuing operations	2,107,000	2,708,000
(Loss) from discontinued operations, net of tax	(511,000)	(162,000)

Net income	$1,596,000	$2,546,000

Basic net income (loss) per common share
Income from continuing operations	$0.53	$0.66
(Loss) from discontinued operations, net of tax	(0.13)	(0.04)

Net income	$0.40	$0.62

Diluted net income (loss) per common share
Income from continuing operations	$0.53	$0.65
(Loss) from discontinued operations, net of tax	(0.13)	(0.04)

Net income	$0.40	$0.61

Shares used in computing basic net income (loss) per common share	3,963,000	4,093,000
Shares used in computing diluted net income (loss) per common share	3,989,000	4,160,000

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,596,000	$2,546,000
Other comprehensive income, net of tax:
Foreign currency translation	(606,000)	(132,000)

Comprehensive income	$990,000	$2,414,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2016	2015
OPERATING ACTIVITIES:
Net income	$1,596,000	$2,546,000
Adjustment for losses from discontinued operations	511,000	162,000

Income from continuing operations	2,107,000	2,708,000
Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation	725,000	479,000
Amortization	555,000	110,000
Amortization of deferred financing costs	71,000	27,000
Stock-based compensation	239,000	249,000
Loss (gain) on foreign exchange contracts	13,000	(131,000)
Provisions for losses on accounts receivable	19,000	23,000
Deferred compensation and supplemental retirement benefits	93,000	113,000
Deferred compensation and supplemental retirement benefit payments	(98,000)	(104,000)
Deferred income taxes	(163,000)	(485,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,534,000)	(992,000)
Inventories	(670,000)	(870,000)
Other assets	(1,122,000)	(691,000)
Accounts payable	(643,000)	(2,031,000)
Other accrued liabilities	(1,377,000)	(852,000)
Accrued income taxes	355,000	(2,083,000)

Net cash (used in) operating activities from continuing operations	(1,430,000)	(4,530,000)
Net cash (used in) operating activities from discontinued operations	(1,176,000)	(579,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(2,606,000)	(5,109,000)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(989,000)	(452,000)
Purchases of other assets	(19,000)	(165,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,008,000)	(617,000)

FINANCING ACTIVITIES:
Proceeds from Senior Revolving Credit Facility	1,500,000	—
Payments of Senior Revolving Credit Facility	(3,500,000)	—
Payments of deferred financing costs	—	(19,000)
Treasury stock purchases	—	(3,511,000)

NET CASH (USED IN) FINANCING ACTIVITIES	(2,000,000)	(3,530,000)

Effect of exchange rate changes on cash	(74,000)	3,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,688,000)	(9,253,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,977,000	31,950,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,289,000	$22,697,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$61,000	$6,000
Income taxes	$936,000	$3,833,000

See accompanying notes to consolidated financial statements.

SL INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereon included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. Unless the context requires otherwise, the terms the “Company,” “SL Industries,” “we,” “us” and “our” mean SL Industries, Inc., a Delaware Corporation, and its consolidated subsidiaries.

On April 6, 2016, the Company and Handy & Harman Ltd. (“HNH”), Handy & Harman Group Ltd., a wholly owned subsidiary of HNH (“AcquisitionCo”), and SLI Acquisition Co., a wholly owned subsidiary of AcquisitionCo (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will acquire and then merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned indirect subsidiary of HNH (the “HNH Merger”). Pursuant to the Merger Agreement, the acquisition of the Company will be completed through a cash tender offer to purchase all of the outstanding shares of the Company’s common stock at a purchase price of $40.00 per share (the “Tender Offer”). The completion of the Merger and HNH’s obligations under the Tender Offer are conditioned upon certain conditions, and if such conditions are not met, the Merger will not be consummated. No assurances can be given that any of the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Tender Offer will be satisfied (See Note 23 – Definitive Merger Agreement to Acquire SL Industries and Item 1A - Risk Factors, included in Part II of this Quarterly Report on Form 10-Q, for further information regarding the proposed HNH Merger).

2. Receivables

Receivables consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Trade receivables	$33,113	$31,367
Less: allowance for doubtful accounts	(310)	(294)

Trade receivables, net	32,803	31,073
Recoverable income taxes	884	983
Other	220	414

Receivables, net	$33,907	$32,470

3. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Raw materials	$18,758	$17,937
Work in process	4,784	4,504
Finished goods	3,288	3,245

Gross inventory	26,830	25,686
Less: allowances	(2,460)	(1,964)

Inventories, net	$24,370	$23,722

4. Other Current Assets

Other current assets consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Prepaid insurance	$1,219	$628
Taxes receivable	2,977	2,932
RFL escrow	1,000	1,000
Other	1,619	1,386

Other current assets	$6,815	$5,946

Taxes Receivable

Taxes receivable is primarily attributable to the Company’s MTE segment, which recorded a $2,670,000 and $2,648,000 value-added tax receivable related to import/export activities in Mexico as of March 31, 2016 and December 31, 2015, respectively. During April 2016, MTE collected $1,570,000 of the outstanding value-added tax receivable.

RFL Escrow

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

A portion of the cash consideration was held in escrow to secure the indemnification obligations of SL Delaware Holdings. The Company was eligible to receive 50% of the total $2,000,000 escrow, or $1,000,000, subject to certain adjustments, after the first nine months from the date of sale, and the remainder after eighteen months from the date of sale. As of March 31, 2016 and December 31, 2015, $1,000,000 of the cash consideration remained in escrow.

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

There were no anti-dilutive options for the three months ended March 31, 2016 and March 31, 2015.

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net income (loss) available to common shareholders:
Basic net income available to common shareholders from continuing operations	$2,107	$2,708
Basic net (loss) income available to common shareholders from discontinued operations	$(511)	$(162)

Diluted net income available to common shareholders from continuing operations	$2,107	$2,708
Diluted net (loss) income available to common shareholders from discontinued operations	$(511)	$(162)

Shares:
Basic weighted average number of common shares outstanding	3,963	4,093
Common shares assumed upon exercise of stock options	26	67

Diluted weighted average number of common shares outstanding	3,989	4,160

Basic net income (loss) per common share:
Income from continuing operations	$0.53	$0.66
(Loss) from discontinued operations, net of tax	(0.13)	(0.04)

Net income	$0.40	$0.62

Diluted net income (loss) per common share:
Income from continuing operations	$0.53	$0.65
(Loss) from discontinued operations, net of tax	(0.13)	(0.04)

Net income	$0.40	$0.61

6. Stock-Based Compensation

At March 31, 2016, the Company had stock-based employee compensation plans as described below. For the three months ended March 31, 2016 and March 31, 2015, the total compensation expense (included in selling, general and administrative expense) related to these plans was $239,000 and $249,000 ($157,000 and $163,000 net of tax), respectively.

During the first quarter of 2016, the Company implemented a Long-Term Incentive Plan (the “2016 LTIP”) pursuant to the 2008 Incentive Stock Plan (the “2008 Plan”) which awarded restricted stock units (“RSUs”) to eligible executives. Under the terms of the 2016 LTIP, the number of RSUs that may vest, if any, will be based on, among other things, the Company achieving certain sales and return on invested capital (“ROIC”), as defined, targets during the January 2016 to December 2018 performance period. Earned RSUs, if any, cliff vest at the end of fiscal 2018 (100% of earned RSUs vest at December 31, 2018). The final value of these RSUs will be determined by the number of shares earned. The value of these RSUs is charged to compensation expense on a straight-line basis over the three year vesting period with periodic adjustments to account for changes in anticipated award amounts. The weighted-average price for these RSUs was $33.15 per share based on the grant date of March 11, 2016. During the three months ended March 31, 2016, $6,000 was charged to compensation expense. As of March 31, 2016, total unamortized compensation expense for this grant was $265,000. As of March 31, 2016, the maximum number of achievable RSUs under the 2016 LTIP was 13,000 RSUs.

During the first quarter of 2013, the Company implemented a Long-Term Incentive Plan (the “2013 LTIP”) pursuant to the 2008 Plan which awarded RSUs to eligible executives. The weighted-average price for these RSUs was $19.17 per share based on the grant date of March 5, 2013. Under the terms of the 2013 LTIP, 9,000 RSUs were earned and issued on March 11, 2016.

On May 28, 2015, the Company granted each Director 3,000 restricted shares pursuant to the 2008 Plan. The shares vest upon the first anniversary of the grant date. Based on the terms of the awards the value of these restricted shares is charged to compensation expense on a straight-line basis over the one year vesting period. As a result, the Company recognized $146,000 of stock compensation expense during the three months ended March 31, 2016. As of March 31, 2016, total unamortized compensation expense for this grant was $85,000. The weighted-average price of these restricted stock grants was $38.00 per share based on the grant date of May 28, 2015. No shares were granted under this award during the three month period ended March 31, 2016.

Stock Options

Option activity under the principal option plans as of March 31, 2016 and changes during the three months ended March 31, 2016 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	126	$23.23	3.24	$1,088
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2016	126	$23.23	2.98	$1,255

Exercisable as of March 31, 2016	77	$21.42	2.81	$907

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2016 and March 31, 2015, no options to purchase common stock were exercised by option holders.

As of March 31, 2016, $276,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. No options were exercised during the three months ended March 31, 2016 and March 31, 2015. The Company has applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax shortfalls will be applied against this windfall before being charged to earnings.

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

For the three months ended March 31, 2016 and March 31, 2015, the estimated income tax rate from continuing operations were 34% and 35%, respectively. The decrease in the effective tax rate was primarily due to an increase in the federal research and development tax credits and foreign tax credits available in 2016 as compared to 2015, which were partially offset by certain taxes payable adjustments.

During the three months ended March 31, 2016, the Company recorded additional benefits from federal and state research and development tax credits of $38,000 and $45,000, respectively. During the three months ended March 31, 2015, the Company recorded additional benefits from state research and development tax credits of $47,000.

As of March 31, 2016, the Company’s gross research and development tax credit carryforwards totaled approximately $2,198,000. Of these credits, approximately $977,000 can be carried forward for 15 years and will expire between 2016 and 2031, and approximately $1,221,000 of state credits can be carried forward indefinitely.

The Company has recorded gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2016 and December 31, 2015 of $440,000 and $560,000, respectively. Tax benefits are recorded pursuant to the provisions of ASC 740 “Income Taxes.” If such unrecognized tax benefits are ultimately recorded in any period, the Company’s effective tax rate would be reduced accordingly for such period.

The Company adopted FASB Accounting Standard 2013-11 during the first quarter of 2014. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. As of March 31, 2016 and December 31, 2015, the Company reclassified $376,000 and $366,000 of its uncertain tax positions against its related deferred tax assets.

It is reasonably possible that the Company’s gross unrecognized tax benefits, including interest, may change within the next twelve months due to the expiration of the statutes of limitation of the federal government and various state governments by a range of zero to $212,000. The Company records such unrecognized tax benefits upon the expiration of the applicable statute of limitations or the settlement with tax authorities. As of March 31, 2016, the Company has a liability for unrecognized benefits of $237,000, $203,000, and $376,000 for federal, international, and state taxes, respectively. As of December 31, 2015, the Company has a liability for unrecognized benefits of $357,000, $203,000, and $366,000 for federal, international, and state taxes, respectively. Such benefits relate primarily to expenses incurred in those jurisdictions.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2016, and December 31, 2015, the Company has accrued approximately $107,000 and $118,000 for the payment of interest and penalties, respectively.

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

8. Recently Adopted and Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017 and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. Early application is not permitted. In March and April 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements. The Company’s management has not yet determined the method by which it will adopt the standards in 2018.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective on for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of the implementation of this guidance on the Company’s consolidated financial statements.

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

At December 31, 2015, the financial statements reflect the final purchase price allocation based on estimated fair values at the date of acquisition. The acquisition resulted in intangible assets of $3,343,000 and goodwill of $1,344,000, which is deductible for tax purposes. The results from the acquisition date through March 31, 2016 are included in the SL-MTI segment.

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

At March 31, 2016, the financial statements reflect the preliminary purchase price allocation based on estimated fair values at the date of acquisition. As of the acquisition date, the acquisition resulted in intangible assets of $10,891,000 and goodwill of $4,674,000, which consists largely of new product offerings and new sales channels expected from combining the operations of SL-MTI and Davall. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the Davall assets acquired and liabilities assumed as of the acquisition date on a preliminary basis:

	Preliminary Purchase Price (1)	Cumulative Adjustments (2)	Adjusted Preliminary Purchase Price
	(in thousands)
Receivables	$2,726	$—	$2,726
Inventories	1,354	329	1,683
Other assets	267	—	267
Property, plant and equipment	5,796	653	6,449
Identifiable intangible assets	11,044	(153)	10,891
Accounts payable	(834)	—	(834)
Warranty	(165)	—	(165)
Accrued liabilities	(2,963)	1,197	(1,766)
Deferred income taxes	—	(2,486)	(2,486)
Goodwill	2,982	1,692	4,674

Total consideration transferred	$20,207	$1,232	$21,439

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(2)	As reported in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. No adjustments were recorded during the quarter ended March 31, 2016.

The results from the acquisition date through March 31, 2016 are included in the SL-MTI segment.

The Company continues to evaluate certain accrued liabilities related to the Davall Acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as liabilities may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets and liabilities acquired is expected to be completed during fiscal year 2016.

Unaudited proforma financial information has not been presented for any of these acquisitions since the effects of the acquisitions were not material individually or in the aggregate in 2015.

10. Goodwill And Intangible Assets

Intangible assets consist of the following:

		March 31, 2016			December 31, 2015
	Amortizable		Accumulated			Accumulated
	Life (years)	Gross Value	Amortization	Net Value	Gross Value	Amortization	Net Value
		(in thousands)
Finite-lived intangible assets:
Customer relationships	5 to 10	$11,395	$4,651	$6,744	$11,535	$4,420	$7,115
Patents	5 to 20	645	375	270	651	371	280
Developed technology	5 to 10	6,413	2,115	4,298	6,517	1,990	4,527
License	10	395	26	369	408	17	391
Trademarks	2	60	50	10	60	43	17
Backlog	1 to 2	490	288	202	498	190	308
Non-compete agreements	5	11	5	6	11	3	8

Total amortized finite-lived intangible assets		19,409	7,510	11,899	19,680	7,034	12,646
Indefinite-lived intangible assets:
Trademarks		3,776	—	3,776	3,827	—	3,827

Other intangible assets, net		$23,185	$7,510	$15,675	$23,507	$7,034	$16,473

In accordance with ASC 350 “Intangibles – Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment. Such impairment testing is undertaken annually, or more frequently upon the occurrence of some indication that an impairment has taken place. The Company conducted an annual impairment test as of December 31, 2015.

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

Going forward there can be no assurance that economic conditions or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2016, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350, during the three months ended March 31, 2016. Accordingly, no interim impairment test has been performed.

Estimated future amortization expense for intangible assets subject to amortization in each of the next five fiscal years is as follows:

Amortization Expense (1)
(in thousands)
2016	$1,788
2017	$1,534
2018	$1,484
2019	$1,483
2020	$1,282

(1)	These estimates do not reflect the impact of future foreign exchange rate changes.

Total amortization expense, excluding the amortization of deferred financing costs, consists of amortization expense related to intangible assets and software. Amortization expense related to intangible assets for the three months ended March 31, 2016 and March 31, 2015 was $477,000 and $52,000 respectively. Amortization expense related to software for the three months ended March 31, 2016 and March 31, 2015 was $78,000 and $58,000, respectively.

Changes in goodwill balances by segment (which are defined below) are as follows:

	Balance		Balance
	December 31,	Foreign	March 31,
	2015	Exchange	2016
	(in thousands)
SL Power Electronics Corp.	$4,254	$(3)	$4,251
MTE	8,189	—	8,189
SL-MTI	6,561	(230)	6,331

Goodwill	$19,004	$(233)	$18,771

The following table reflects the components of goodwill by segment as of March 31, 2016, and December 31, 2015 (see Note 15 for additional information on segments):

	March 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Impairment	Goodwill,	Gross	Impairment	Goodwill,
	Amount	Losses	Net	Amount	Losses	Net
	(in thousands)
SL Power Electronics Corp.	$4,251	$—	$4,251	$4,254	$—	$4,254
MTE	13,244	5,055	8,189	13,244	5,055	8,189
SL-MTI	6,331	—	6,331	6,561	—	6,561

Goodwill	$23,826	$5,055	$18,771	$24,059	$5,055	$19,004

11. Debt

Debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
2012 Credit Facility:
$40 million variable interest rate senior revolving credit facility maturing in August 2016	$11,500	$13,500

Total debt	11,500	13,500
Less current portion	(11,500)	(13,500)

Total long-term portion	$—	$—

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility”). The 2012 Credit Facility provides for borrowings up to $40,000,000 and under certain conditions maximum borrowings up to $70,000,000. The 2012 Credit Facility includes a sublimit for letters of credit and provides for a separate $10,700,000 letter of credit which expires one year from the date of closing, with annual extensions. The sublimit for letters of credit equals the lesser of (i) an amount equal to $5,000,000 plus the aggregate amount of Designated Usage LC issued and outstanding under the Designated Usage LC sublimit or (ii) $25,000,000. The 2012 Credit Facility expires on August 9, 2016.

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London interbank offering rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. As of March 31, 2016, the interest rate under the 2012 Credit Facility equaled 1.69%. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined.

The Company’s obligations under the 2012 Credit Facility are secured by the grant of security interests in substantially all of its assets.

On May 28, 2013 a letter of credit in the amount of $8,564,000 was issued in favor of the Environmental Protection Agency (“EPA”) to provide financial assurance related to the Company’s annual environmental payments in accordance with the terms of the Consent Decree reached with the United States Department of Justice (“DOJ”) and EPA related to its liability for both the first operable unit (“OU-1”) and the second operable unit (“OU-2”) (see Note 14 for additional information). The letter of credit requires an annual commitment fee of 0.125% and standby commission of 1%, and does not reduce amounts available under the 2012 Credit Facility. As of March 31, 2016, the total liability under the letter of credit equaled $4,282,000. The letter of credit expires on June 10, 2016, and is renewed annually.

The Company had an outstanding balance of $11,500,000 under the 2012 Credit Facility as of March 31, 2016. The Company had an outstanding balance of $13,500,000 under the 2012 Credit Facility as of December 31, 2015. At March 31, 2016, and December 31, 2015, the Company had total availability under the 2012 Credit Facility of $28,069,000 and $26,044,000, respectively.

12. Accrued Liabilities – Other

Accrued liabilities – other consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Environmental	$4,672	$5,036
Warranty	907	908
Taxes (other than income) and insurance	881	805
Other professional fees	572	1,030
Commissions	466	510
Accrued customer incentive plans	379	392
Deferred revenue	312	199
Deferred compensation - current	229	229
Litigation and legal fees	245	112
Foreign currency forward contracts	46	534
Acquisition earn-out, current	97	—
Other	1,648	1,897

Accrued liabilities - other	$10,454	$11,652

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

The following is a summary of activity in accrued warranty and service liabilities:

March 31,
2016
(in thousands)
Liability, beginning of year	$908
Expense for new warranties issued	107
Warranty claims paid	(108)

Liability, end of period	$907

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Environmental	$3,600	$3,600
Unrecognized tax benefits, interest and penalties	547	678
Long-term incentive plan	291	596
Acquisition earn-out, long-term	119	216

Other long-term liabilities	$4,557	$5,090

On July 25, 2014, the Company acquired certain assets and assumed certain liabilities of Dynetic Systems, Inc. (“Dynetic”), pursuant to an Asset Purchase Agreement for an initial purchase price of $4,000,000 less a working capital adjustment of $27,000 (the “Dynetic Acquisition”). The transaction was paid in cash. The Asset Purchase Agreement also includes a possible earn-out, which is comprised of annual payments based on sales of Dynetic products and sales to Dynetic customers over the period immediately following the date of the Dynetic Acquisition through December 31, 2017.

As of March 31, 2016, the total liability for the estimated earn-out was $216,000, of which $97,000 is recorded in Accrued Liabilities – Other and $119,000 is recorded in Other Long-Term Liabilities. Currently, the accrual is established for the annual 2016 and 2017 earn-out targets. The Dynetic results from the date of acquisition through March 31, 2016 are included in the SL-MTI segment.

14. Commitments and Contingencies

The Company is involved in certain legal and regulatory actions. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on the Company’s financial condition or results of operations, except as described below.

Letters Of Credit: As of March 31, 2016 and December 31, 2015, the Company was contingently liable for $431,000 and $456,000, respectively, under an outstanding letter of credit issued for casualty insurance requirements.

As of both March 31, 2016 and December 31, 2015, the Company was contingently liable for $4,282,000, under an outstanding letter of credit issued to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2.

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

The Company has reached an agreement with both the DOJ and EPA effective April 30, 2013 related to its liability for both OU-1 and OU-2 pursuant to the terms of a Consent Decree which governs the agreement. Specifically, the Company has agreed to perform the remediation for OU-2 and pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. The Company has also agreed to pay the EPA’s costs for oversight of the OU-2 remediation. The United States District Court judge signed the Consent Decree effective April 30, 2013, thereby triggering the Company’s obligation under the Consent Decree. The Company has made three payments totaling $6,569,000 which includes interest, related to its obligation under the Consent Decree with the last payment being made on June 1, 2015. The fourth and fifth payments will be made on the anniversary of the prior year’s payment plus ten days in the amount of $2,141,000, plus interest. In 2013, the Company had obtained financial assurances for the OU-2 remediation and the fixed payments as required by the terms of the Consent Decree. The financial assurance is reduced annually as the fixed payments are made. Also, the financial instruments did not affect the Company’s availability under its Credit facility (see Note 11 Debt).

The Company’s consultants performed a significant amount of work at the Pennsauken Site during 2015, which included demolition of the Company’s former facility and a building on an adjacent property, shoring, equipment mobilization and have been excavating and treating the impacted soils as required. Treatment of impacted soils at the site and adjacent property is complete. The remaining work at the site primarily relates to site restoration, final site survey and reporting. The Company’s consultants anticipate that the remaining work will be completed during the second quarter of 2016 and that will essentially fulfill the remediation activities required by the Consent Decree for OU-2. An additional accrual was recorded during the quarter to provide a reserve for the cost arising from the work beyond the scope of the original Remediation Design primarily due to additional remediation activities required on an adjacent property and installation of monitoring wells on the site. The Company’s consultants have been providing the EPA with progress reports on a monthly basis. The Company has incurred significant remediation costs in the first quarter of 2016.

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

Other

On March 10, 2015, Compass Directional Guidance, Inc. (“Compass”) filed a complaint (the “Complaint”) against SL-MTI in the District Court in Harris County, Texas. The Complaint seeks damages in excess of $18 million arising from the SL-MTI’s sale of certain brushless motors to Compass. Compass asserts that SL-MTI breached express and implied warranties, violated the Texas Deceptive Trade Practices Act, and negligently misrepresented the quality, specification and uses of its motors to Compass. SL-MTI has been vigorously defending the claims asserted in the Complaint which it believes are limited by the contractual terms between the parties as well as the applicable statute of limitations, and are substantially without merit. A hearing was held before a judge on April 15, 2016 to have Compass comply and provide the requested information for discovery. The judge ordered Compass to provide the requested documents within 30 days from the hearing date. The court has entered a trial date of October 17, 2016.

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

Environmental Matters: Loss contingencies include potential obligations to investigate and eliminate or mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other facilities, whether or not they are currently in operation. The Company is currently participating in environmental assessments and cleanups at a number of sites and in the future may be involved in additional environmental assessments and cleanups. Based upon investigations completed to date by the Company and its independent engineering-consulting firms, management has provided an estimated accrual for all known costs believed to be probable and costs that can be reasonably estimated in the amount of $8,272,000, of which $3,600,000 is included as other long-term liabilities, with the remainder recorded as other short-term accrued liabilities, as of March 31, 2016. However, it is the nature of environmental contingencies that other circumstances might arise, the costs of which are indeterminable at this time due to such factors as changing government regulations and stricter standards, the unknown magnitude of cleanup costs, and the unknown timing and extent of the remedial actions that may be required. These other circumstances could result in additional expenses or judgments, or offsets thereto. The adverse resolution of any one or more of these other circumstances could have a material adverse effect on the business, operating results, financial condition or cash flows of the Company.

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

With respect to the Camden Site, the Company has reported soil contamination and a groundwater contamination plume emanating from the site. The New Jersey Department of Environmental Protection (“NJDEP”) approved, and the Company implemented in 2010, an interim remedial action pilot study to inject neutralizing chemicals into the unsaturated soil. Based on an assessment of post-injection data, our consultants believe the pilot study can be implemented as a full scale soil remedy to treat unsaturated contaminated soil. A Remedial Action Workplan (“RAWP”) for soils is being developed. The RAWP will select the injection remedy for the site wide remedy for unsaturated soils, along with demolition and proper disposal of the former concrete building slab and targeted excavation and disposal of impacted soil immediately underlying the slab. Additionally, the RAWP will address a small area of impacted soil off the property. The RAWP for soils is expected to be submitted to the NJDEP in the second quarter of 2016, by the Licensed Site Remediation Professional (“LSRP”) for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented during the third quarter of 2016 with post-remediation rebound testing and slab removal to be conducted in the second quarter of 2017. The Company’s environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a “bio-barrier.” Post-injection groundwater monitoring to assess the bio-barrier’s effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. Costs incurred for this site were minimal during the first quarter of 2016. Increased expenditures are expected to be incurred during the third quarter of 2016 as the treatment for unsaturated soils is implemented.

As previously reported, the Company is currently participating in environmental assessments and cleanups at a number of sites. One of these sites is a commercial facility, located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with NJDEP and LSRP oversight, but contaminants of concern (“COCs”) in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. Our LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP. The remedial action consisted of additional in-situ injections of food grade product into on-site groundwater and post-performance groundwater monitoring. The in-situ injections are completed, and remedial action performance monitoring for groundwater was performed in the fourth quarter of 2015. Enhancements to the existing vapor intrusion system were completed in the fourth quarter 2014. No site constituents of concern were detected at concentrations exceeding applicable NJDEP indoor air screening levels. A report was filed with the NJDEP on March 23, 2015. The Company’s consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. Costs incurred for this site were minimal during the first quarter of 2016 and are recorded as part of discontinued operations, net of tax. The “Remedial Investigation” deadline for this site has been extended to May 7, 2016.

The Company’s sale of RFL triggered certain requirements of the Industrial Site Recovery Act (“ISRA”), which applies to New Jersey statutorily, defined transactions involving industrial establishments. Under the stock purchase agreement pursuant to which RFL was sold (the “RFL-SPA”), the Company agreed to undertake, or cause to undertake, all actions necessary to comply with ISRA arising from the RFL-SPA. The Company hired an LSRP to complete a Preliminary Assessment. Based on the Preliminary Assessment, the LSRP recommended the completion of a site investigation (the “Site Investigation”) for certain areas of concern, including the sampling of on-site soils and installation and sampling of groundwater wells, which will continue through the second quarter of 2016. A Preliminary Assessment Report and Site Investigation Report with an ecological evaluation are scheduled to be filed with the NJDEP by November 17, 2016 under a one-year filing extension with the NJDEP. Based on the outcome of the Preliminary assessment and Site Investigation, the Company may be obligated to perform additional investigation or remediation.

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

As of March 31, 2016 and December 31, 2015, environmental accruals of $8,272,000 and $8,636,000, respectively, have been recorded by the Company in accrued liabilities – other and in other long-term liabilities, as appropriate (see Notes 12 and 13 for additional information).

15. Segment Information

The Company has historically operated under three business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, and SL-MTI. MTE Corporation (“MTE”) and TEAL Electronics Corp. (“TEAL”) were combined into one business segment, which was reported as the High Power Group. During 2016, the Company changed the name of the High Power Group segment to MTE. There is no change to the composition of MTE segment from what the Company previously reported as the High Power Group segment. Management is in the process of merging MTE and TEAL into one legal entity with the surviving name of MTE. As of March 31, 2016, the Company currently operates under three business segments: SLPE, MTE, and SL-MTI.

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

SLPE designs, manufactures and markets high-reliability power conversion products in internal and external footprints. The Company’s power supplies provide a reliable and safe power source for the customer’s specific equipment needs. SLPE, which sells products under three brand names (SL Power Electronics, Condor and Ault), is a major supplier to the original equipment manufacturers (“OEMs”) of medical, industrial/instrumentation, military, information technology equipment, and architectural and entertainment lighting markets. MTE sells products under two brand names (MTE and TEAL). MTE designs and manufactures power quality products used to protect equipment from power surges, bring harmonics into compliance, and improve the efficiency of variable speed motor drive systems, which are marketed under the MTE brand name. MTE also designs and manufactures custom power conditioning and distribution units for OEMs of medical imaging, medical treatment, military aerospace, semiconductor, solar, and advanced simulation systems, which are marketed under the TEAL brand name. SL-MTI designs and manufactures high power density precision motors that are used in numerous applications, including military and commercial aerospace, oil and gas, and medical and industrial products. With the acquisition of Torque Systems in May 2015, SL-MTI’s product portfolio has expanded to include engineered motion control products, including brush servo motors, brushless servo motors, incremental encoders, and linear actuators. SL-MTI’s product portfolio was further expanded by the Davall acquisition in July 2015, which includes custom gears, gearboxes, and assemblies primarily for the military and aerospace markets. The Unallocated Corporate Expenses segment includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain treasury, risk management, legal, litigation and public reporting charges, strategic costs, and certain legacy costs. The accounting policies for the business units are the same as those described in the summary of significant accounting policies. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

Business segment operations are conducted through domestic subsidiaries. For all periods presented, sales between business segments were not material. Each of the segments has certain major customers, the loss of any of which would have a material adverse effect on such segment.

The unaudited comparative results for the three month periods ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net sales
SLPE	$16,036	$16,148
MTE	15,916	18,993
SL-MTI	17,543	11,543

Net sales	$49,495	$46,684

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Income from operations
SLPE	$1,797	$1,701
MTE	1,248	2,450
SL-MTI	2,546	1,854
Unallocated Corporate Expenses (1)	(2,358)	(1,968)

Income from operations	$3,233	$4,037

(1)	Unallocated Corporate Expenses includes corporate related items, financing activities and other costs not allocated to reportable segments, which includes but is not limited to certain legal, litigation and public reporting charges, strategic costs, and certain legacy costs.

Total assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Total assets
SLPE	$29,968	$32,899
MTE	31,756	30,430
SL-MTI	57,712	57,337
Unallocated Corporate Assets	10,833	13,254

Total assets	$130,269	$133,920

Goodwill and other intangible assets, net, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Goodwill and other intangible assets, net
SLPE	$4,551	$4,554
MTE	9,831	9,841
SL-MTI	20,064	21,082

Goodwill and other intangible assets, net	$34,446	$35,477

16. Retirement Plans and Deferred Compensation

During the three months ended March 31, 2016 and March 31, 2015, the Company maintained a defined contribution pension plan covering all full-time, U.S. employees of SLPE, MTE, SL-MTI, and the corporate office. The Company’s contributions to this plan are based on a percentage of employee contributions and/or plan year gross wages, as defined. Costs incurred under these plans amounted to $184,000 during the three months ended March 31, 2016 compared to $139,000 during the three months ended March 31, 2015.

The Company has agreements with certain retired directors, officers and key employees providing for supplemental retirement benefits. The liability for supplemental retirement benefits is based on the most recent mortality tables available and discount rates ranging from 8% to 12%. The amount charged to expense in connection with these agreements amounted to $93,000 for the three months ended March 31, 2016 compared to $113,000 for the three months ended March 31, 2015.

17. Discontinued Operations

For the three months ended March 31, 2016, total loss from discontinued operations before income taxes was $839,000 ($511,000 net of tax). For the three months ended March 31, 2015, total loss from discontinued operations before income taxes was $266,000 ($162,000 net of tax). The loss from discontinued operations during 2016 relates to environmental remediation costs, consulting fees, and legal expenses primarily related to the Company’s Pennsauken site and, to a lesser extent, costs associated with the past operations of the Company’s four other environmental sites. The loss from discontinued operations during 2015 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites (See Note 14 – Commitments and Contingencies for further information concerning the environmental sites).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
	(in thousands)
Liabilities
Derivative financial instruments	—	$46	—	$46

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Liabilities
Derivative financial instruments	—	$534	—	$534

The Company believes that the fair values of its current assets and current liabilities (cash and cash equivalents, receivables, net, short-term borrowings and current portion of long-term debt, accounts payable, and accrued liabilities) and the fair value of its long-term debt, less current maturities, approximate their reported carrying amounts.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2016 and December 31, 2015.

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

During 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2016, the fair value of the foreign currency forward contracts was recorded as a $46,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2015, the fair value of the foreign currency forward contracts was recorded as a $534,000 liability in other current liabilities on the Consolidated Balance Sheets. The decrease in the liability during 2016 was primarily due to the settlement of certain forward currency forward contracts (see Note 20 for additional information).

Non-designated Hedges of Foreign Exchange Risk

The notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The following table summarizes the notional values of the Company’s derivative financial instruments as of March 31, 2016.

Product	Number of Instruments	Notional
		(in thousands)
Mexican Peso (MXN) Forward Contracts	1	MXN 12,110
Chinese Yuan (CNH) Forward Contracts	1	CNH 4,028

The following table details the location in the financial statements of the gain or loss recognized on foreign currency forward contracts that are marked to market for the three months ended March 31, 2016 and March 31, 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2016 (1)	Three Months Ended March 31, 2015
		(in thousands)	(in thousands)
Foreign Exchange Contracts	Other gain (loss), net	$(13)	$131

(1)	The $13,000 loss on foreign currency forward contracts was comprised of a $501,000 realized loss on the settlement of certain forward contracts, which was partially offset by a $488,000 unrealized gain on the remaining outstanding forward contracts.

20. Other Gain (Loss), net

Other gain (loss), net in 2016 was a net gain of $105,000 compared to net gain of $131,000 in 2015. Other gain (loss), net in 2016 included a $118,000 of net foreign currency transaction gains and a $13,000 loss on foreign currency forward contracts. The primary driver of the net foreign currency transaction gains were the fluctuations in the value of the USD to CNH and fluctuations in the value of the USD to MXN during 2016. The $13,000 loss on foreign currency forward contracts was comprised of a $501,000 realized loss on the settlement of certain forward contracts, which was partially offset by a $488,000 unrealized gain on the remaining outstanding forward contracts. Other gain (loss), net in 2015 included a $131,000 gain on foreign currency forward contracts.

During 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The unrealized gains recognized in 2016 and 2015 represent the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

21. Shareholders’ Equity

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

22. Related Party Transactions

On May 1, 2014, the Company renewed its Management Services Agreement (“Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). On March 25, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement (the “Amendment”) in order to, among other things, extend the term of the Management Services Agreement until May 1, 2016. SP Corporate is an affiliate of SPHG Holdings. A member of the Board of Directors of the Company (the “Board”), Warren G. Lichtenstein, is affiliated with SPHG Holdings. Also, the Company’s Chairman of the Board, Glen M. Kassan was formerly affiliated with SPHG Holdings. Pursuant to the Management Services Agreement, SP Corporate agreed to provide, at the direction of the Company’s Chief Executive Officer, non-exclusive services to support the Company’s growth strategy, business development, planning, execution assistance and related support services. The monthly fee for these services is $10,400 paid in advance. The Management Services Agreement has been approved by the Audit Committee of the Board and a majority of the disinterested directors of the Company. On February 18, 2016, the Company consented to the transfer of the Company Management Services Agreement to SPH Services, Inc., which is an affiliate of SPHG Holdings.

23. Definitive Merger Agreement to Acquire SL Industries

On April 6, 2016, the Company and Handy & Harman Ltd. (HNH), Handy & Harman Group Ltd., a wholly owned subsidiary of HNH (AcquisitionCo), and SLI Acquisition Co., a wholly owned subsidiary of AcquisitionCo (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will acquire and then merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned indirect subsidiary of HNH (the HNH Merger). Pursuant to the Merger Agreement, the acquisition of the Company will be completed through a cash tender offer to purchase all of the outstanding shares of the Company’s common stock at a purchase price of $40.00 per share (the Tender Offer). The Tender Offer commenced on April 21, 2016 and, unless extended, the Tender Offer will expire at 12:00 midnight, New York City time, on May 18, 2016. The completion of the Merger and HNH’s obligations under the Tender Offer are conditioned upon certain conditions, and if such conditions are not met, the Merger will not be consummated.

The Company’s Board, upon the recommendation of a special committee of the Board consisting of independent directors (the “Special Committee”), has unanimously (a) approved and declared advisable the Merger Agreement, the Tender Offer, the HNH Merger and the other transactions contemplated by the Merger Agreement, (b) determined that it is fair to and in the best interests of the Company and the stockholders of the Company that the Company enter into the Merger Agreement and consummate the transactions contemplated thereby on the terms and subject to the conditions set forth in the Merger Agreement, (c) resolved that the Merger shall be effected under Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) and that the Merger shall be consummated as soon as practicable following the acceptance for payment of Shares pursuant to the Offer and (d) resolved to recommend to the stockholders of the Company that they accept the Offer and tender their Shares pursuant to the Offer.

Merger Sub’s obligation to accept for payment and pay for shares pursuant to the Tender Offer is subject to certain conditions, including that there be validly tendered and not withdrawn prior to the expiration of the Tender Offer that number of shares that, when added to the shares, if any, already owned by HNH and its subsidiaries, would represent at least a majority of all then outstanding shares, a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Tender Offer that number of shares that would represent at least sixty percent (60%) of all then outstanding shares not owned by HNH or any of its affiliates, shares held by stockholders that have properly exercised appraisal rights under Delaware law do not exceed ten percent (10%) of the shares outstanding immediately prior to the expiration of the Offer, and other customary conditions.

The Tender Offer is not subject to any financing contingencies. DGT Holdings Corp., an affiliate of HNH which owns approximately 25.1% of the outstanding shares of the Company’s common stock, has agreed to tender those shares in the offer.

No assurances can be given that any of the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Tender Offer will be satisfied (See Item 1A - Risk Factors, included in Part II of this Quarterly Report on Form 10-Q, for further information regarding the proposed HNH Merger).

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

Forward-Looking Statements

In addition to other information in this Quarterly Report on Form 10-Q, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to, the Company’s ability to implement its business plan, retain key management, anticipate industry and competitive conditions, realize operating efficiencies, secure necessary capital facilities and obtain favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Some important assumptions and other critical factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, and Current Reports on Form 8-K.

Overview

SL Industries, Inc., through its subsidiaries, designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Company’s products are largely sold to OEMs and, to a lesser extent, to commercial distributors. The Company is comprised of three domestic business segments, all of which have significant manufacturing operations in Mexico. SLPE has manufacturing, engineering and sales capability in China. SL-MTI has manufacturing, engineering and sales capability in the UK due to the Davall Acquisition, which was completed on July 27, 2015. Most of the Company’s sales are made to customers who are based in the United States. The Company places an emphasis on highly engineered, well-built, high quality, dependable products and is dedicated to continued product enhancement and innovation.

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

The Company has historically operated under three business segments: SL Power Electronics Corp. (“SLPE”), the High Power Group, and Montevideo Technology, Inc. (“SL-MTI”). MTE Corporation (“MTE”) and TEAL Electronics Corp. (“TEAL”) were combined into one business segment, which was reported as the High Power Group. During 2016, the Company changed the name of the High Power Group segment to MTE. There is no change to the composition of MTE segment from what the Company previously reported as the High Power Group segment. Management is in the process of merging MTE and TEAL into one legal entity with the surviving name of MTE. As of March 31, 2016, the Company currently operates under three business segments: SLPE, MTE, and SL-MTI.

Definitive Merger Agreement to Acquire SL Industries

On April 6, 2016, the Company and Handy & Harman Ltd. (HNH), Handy & Harman Group Ltd., a wholly owned subsidiary of HNH (AcquisitionCo), and SLI Acquisition Co., a wholly owned subsidiary of AcquisitionCo (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will acquire and then merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned indirect subsidiary of HNH (the HNH Merger). Pursuant to the Merger Agreement, the acquisition of the Company will be completed through a cash tender offer to purchase all of the outstanding shares of the Company’s common stock at a purchase price of $40.00 per share (the Tender Offer). The Tender Offer commenced on April 21, 2016 and, unless extended, the Tender Offer will expire at 12:00 midnight, New York City time, on May 18, 2016. The completion of the Merger and HNH’s obligations under the Tender Offer are conditioned upon certain conditions, and if such conditions are not met, the Merger will not be consummated.

The Company’s Board, upon the recommendation of a special committee of the Board consisting of independent directors (the “Special Committee”), has unanimously (a) approved and declared advisable the Merger Agreement, the Tender Offer, the HNH Merger and the other transactions contemplated by the Merger Agreement, (b) determined that it is fair to and in the best interests of the Company and the stockholders of the Company that the Company enter into the Merger Agreement and consummate the transactions contemplated thereby on the terms and subject to the conditions set forth in the Merger Agreement, (c) resolved that the Merger shall be effected under Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) and that the Merger shall be consummated as soon as practicable following the acceptance for payment of Shares pursuant to the Offer and (d) resolved to recommend to the stockholders of the Company that they accept the Offer and tender their Shares pursuant to the Offer.

Merger Sub’s obligation to accept for payment and pay for shares pursuant to the Tender Offer is subject to certain conditions, including that there be validly tendered and not withdrawn prior to the expiration of the Tender Offer that number of shares that, when added to the shares, if any, already owned by HNH and its subsidiaries, would represent at least a majority of all then outstanding shares, a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Tender Offer that number of shares that would represent at least sixty percent (60%) of all then outstanding shares not owned by HNH or any of its affiliates, shares held by stockholders that have properly exercised appraisal rights under Delaware law do not exceed ten percent (10%) of the shares outstanding immediately prior to the expiration of the Offer, and other customary conditions.

The Tender Offer is not subject to any financing contingencies. DGT Holdings Corp., an affiliate of HNH which owns approximately 25.1% of the outstanding shares of the Company’s common stock, has agreed to tender those shares in the offer.

No assurances can be given that any of the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Tender Offer will be satisfied (See Item 1A - Risk Factors, included in Part II of this Quarterly Report on Form 10-Q, for further information regarding the proposed HNH Merger).

In the sections that follow, statements with respect to 2016 or fiscal 2016 refer to the three month period ending March 31, 2016. Statements with respect to 2015 or fiscal 2015 refer to the three month period ending March 31, 2015.

Business Trends

Sales for the three months ended March 31, 2016, increased by $2,811,000, or 6%, while income from operations decreased by $804,000, or 20%. Demand for the Company’s products and services increased during 2016 compared to 2015, which was primarily due to $5,140,000 of non-comparable sales in 2016 related to the recently acquired Davall and Torque Systems businesses. Income from operations decreased during 2016, which was primarily due to $562,000 of strategic costs related to the proposed HNH Merger and the pursuit of other strategic alternatives and $41,000 of direct acquisition costs. The decrease in income from operations during 2016 was also partially due to a decrease at MTE. The decrease at MTE was primarily attributable to a decrease in filter sales due to the decline in the oil and gas market.

During the three months ended March 31, 2016, the Company’s backlog increased to $78,969,000 from $75,468,000 for the same period in the prior year, for a change of 5% on a comparative basis. The increase in backlog in 2016 was attributable to SL-MTI, who recorded a 19% increase, which was primarily due to the recently acquired Davall and Torque Systems businesses. The increase in backlog was partially offset by decreases at SLPE and MTE of 10% and 9%, respectively. The Company’s net new orders for the three months ended March 31, 2016 decreased by 1%, compared to the three months ended March 31, 2015.

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

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

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

SLPE has two sales programs with distributors, pursuant to which credits are issued to distributors: (1) a re-stocking program and (2) a competitive discount program. The distributor re-stocking program allows distributors to rotate up to a pre-determined percentage of their purchases over the previous six month period. SLPE provides for this allowance as a decrease to revenue based upon the amount of sales to each distributor and other historical factors. The competitive discount program allows a distributor to sell a product out of its inventory at a negotiated price in order to meet certain competitive situations. SLPE records this discount as a reduction to revenue based on the distributor’s eligible inventory. The eligible distributor inventory is reviewed at least quarterly. No cash is paid under either distributor program. These programs affected consolidated gross revenue for each of the three month periods ended 2016 and 2015 by approximately 0.3% and 0.4%, respectively.

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

Allowance For Doubtful Accounts

The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy or insolvency). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on several factors, including historical write-offs as a percentage of sales. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Receivables are charged off against the reserve when they are deemed uncollectible. The Company’s allowance for doubtful accounts equaled 0.9% of gross trade receivables as of March 31, 2016 and December 31, 2015, respectively.

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

Accounting For Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Net deferred tax assets as of March 31, 2016 and December 31, 2015 were $6,255,000 and $6,094,000, respectively, net of valuation allowances of $3,992,000 and $3,594,000 as of March 31, 2016 and December 31, 2015, respectively. The 2016 and 2015 valuation allowances were primarily related to discontinued operations. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Valuation allowances are attributable to uncertainties related to the Company’s ability to utilize certain deferred tax assets prior to expiration. These deferred tax assets primarily consist of the state tax expense on certain expenses and loss carryforwards. The valuation allowance is based on estimates of taxable income, expenses and credits by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance that could materially impact its consolidated financial position and results of operations. Each quarter, management evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances.

The Company applies the provisions of ASC 740-10-55 to all tax positions for which the statute of limitations remain open. The amount of unrecognized tax benefits, excluding interest and penalties, as of March 31, 2016 and December 31, 2015 was $440,000 and $560,000, respectively This amount represents unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s effective tax rate. As of March 31, 2016 and December 31, 2015, the Company reported accrued interest and penalties related to unrecognized tax benefits of $107,000 and $118,000, respectively. For additional disclosures related to accounting for income taxes, see Note 13 in the Notes to the Consolidated Financial Statements included in Part IV of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

Legal Contingencies

The Company is currently involved in certain legal proceedings. As discussed in Note 14 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q, the Company has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed based on the current stage of negotiations and data from the Company’s environmental engineering consultants and legal counsel. Management does not believe these proceedings will have a further material adverse effect on the Company’s consolidated financial position, except as discussed in Note 14. As with litigation, generally the outcome is inherently uncertain. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these assumptions, or the effectiveness of these strategies, related to these proceedings.

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

There were no impairment charges for the three months ended 2016 and 2015. As of March 31, 2016 and December 31, 2015, goodwill totaled $18,771,000 and $19,004,000, representing 14% of total assets, respectively.

There can be no assurance that the economic conditions currently affecting the world economy or other events may not have a negative material impact on the long-term business prospects of any of the Company’s reporting units. In such case, the Company may need to record an impairment loss, as stated above. The next annual impairment test will be conducted as of December 31, 2016, unless management identifies a triggering event in the interim.

Management has not identified any triggering events, as defined by ASC 350 “Intangibles – Goodwill and Other,” during 2016. Accordingly, no interim impairment test has been performed.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. For a discussion of accounting policies and other disclosures required by GAAP, see the Company’s audited Consolidated Financial Statements and Notes thereto included in Part IV of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015 and Part 1 to this Quarterly Report.

Liquidity And Capital Resources

	March 31,	December 31,
	2016	2015	$ Variance	% Variance
	(in thousands)
Cash and cash equivalents	$5,289	$10,977	$(5,688)	(52%)
Bank debt	$11,500	$13,500	$(2,000)	(15%)
Working capital	$28,237	$26,613	$1,624	6%
Shareholders’ equity	$78,232	$77,003	$1,229	2%

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

At March 31, 2016, the Company reported $5,289,000 of cash, compared to $10,977,000 of cash and cash equivalents as of December 31, 2015. Cash and cash equivalents decreased in 2016 primarily due to $2,000,000 of cash used in financing activities, $1,430,000 of cash used in operating activities from continuing operations, $1,176,000 of cash used in operating activities from discontinued operations, and $1,008,000 of cash used in investing activities.

Net cash used in operating activities from continuing operations during the three month period ended March 31, 2016 was $1,430,000 as compared to net cash used in operating activities from continuing operations of $4,530,000 during the three month period ended March 31, 2015. The primary uses of cash from operating activities from continuing operations for the three month period ended March 31, 2016 were an increase in accounts receivable of $1,534,000, decrease in other accrued liabilities of $1,377,000, an increase in other assets of $1,122,000, an increase in inventories of $670,000, and a decrease in accounts payable of $643,000. The increase in accounts receivable in 2016 was primarily due to the timing of sales to a large international customer at MTE and an increase in cash collections in December 2015 as compared to March 2016 at SL-MTI. The decrease in other accrued liabilities was primarily due the payment of 2015 bonuses during March 2016. The decrease in other accrued liabilities was also due to the settlement of certain foreign currency forward contracts, which reduced the related liability by approximately $501,000 during 2016. The increase in other assets was primarily due to the renewal of certain insurance policies during the first quarter of 2016. The increase in inventories was primarily the result of increased inventory purchases to meet anticipated customer demand in 2016. The decrease in accounts payable was primarily due to the extending of 2015 payments until the first quarter of 2016. These uses of cash from operating activities were partially offset by a $2,107,000 of net income from continuing operations. In addition, depreciation and amortization expense of $1,280,000 and non-cash stock based compensation of $239,000 were added to income from continuing operations.

Net cash used in operating activities from continuing operations during the three month period ended March 31, 2015 was $4,530,000. The primary uses of cash from operating activities from continuing operations for the three month period ended March 31, 2015 were a decrease in accrued income taxes of $2,083,000, a decrease in accounts payable of $2,031,000, an increase in accounts receivable of $992,000, an increase in inventories of $870,000, and a decrease in other accrued liabilities of $852,000. The decrease in accrued income taxes during 2015 was primarily due to a tax payment related to the gain from the sale of the company’s RFL Electronics Inc. (“RFL”) subsidiary, which was recognized during the fourth quarter of 2014. The largest decrease in accounts payable occurred at SLPE, which was primarily due to large inventory purchases during December 2014 to meet customer demand, which were paid during the first quarter of 2015. MTE and SL-MTI recorded increases in accounts receivable, which were partially offset by a large decrease at SLPE. The increase at MTE was primarily due to a large outstanding customer balance as of March 31, 2015, which was received during April 2015. The increase at SL-MTI was primarily due to large shipments at the end of the first quarter of 2015. The decrease at SLPE was primarily due to a large shipment at the end of 2014, which was collected during the first quarter of 2015. The increase in inventories was primarily due to a large increase at SLPE. The increase at SLPE was primarily the result of increased inventory purchases to meet anticipated customer demand in 2015 coupled with a large customer shipment at the end of 2014. The decrease in other accrued liabilities was primarily due to the payment of 2014 bonuses during March 2015. The decrease in other accrued liabilities was also due to a decrease in the liability on foreign currency forward contracts due to a $131,000 gain recognized during the first quarter of 2015. These uses of cash from operating activities were partially offset by a $2,708,000 of net income from continuing operations.

Net cash used in operating activities from discontinued operations was $1,176,000 during the first quarter of 2016 as compared to $579,000 during the first quarter of 2015. The primary uses of cash from operating activities from discontinued operations during 2016 were related to environmental remediation costs for the Pennsauken site. Cash used in operating activities from discontinued operations during 2015 was primarily related to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net cash used in investing activities during the three month period ended March 31, 2016 was $1,008,000 as compared to net cash used in investing activities of $617,000 during the three month period ended March 31, 2015. Cash used in investing activities during 2016 was for the purchases of property, plant and equipment of $989,000 and for the purchase of other assets of $19,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Cash used in investing activities during 2015 was for the purchases of property, plant and equipment of $452,000 and for the purchase of other assets of $165,000. Purchases of property, plant and equipment were primarily used to upgrade production capabilities and technology. Purchases of other assets were primarily related to the purchase of software.

Net cash used in financing activities during the three month period ended March 31, 2016 was $2,000,000 as compared to net cash used in financing activities of $3,530,000 during the three month period ended March 31, 2015. Net cash used in financing activities during 2016 was related to $2,000,000 of net payments under the 2012 Credit Facility. Net cash used in financing activities during 2015 was primarily related to $3,511,000 of payments made for the purchase of Company stock pursuant to the Company’s 2014 Repurchase Plan.

The Company had an outstanding balance of $11,500,000 under the 2012 Credit Facility as of March 31, 2016. The Company had an outstanding balance of $13,500,000 under the 2012 Credit Facility as of December 31, 2015. At March 31, 2016, and December 31, 2015, the Company had total availability under the 2012 Credit Facility of $28,069,000 and $26,044,000, respectively. The Company’s percentage of total debt to total shareholders’ equity was 14.7% and 17.5% as of March 31, 2016 and December 31, 2015, respectively. The Company’s current ratio was 1.61 to 1 at March 31, 2016 and 1.53 to 1 at December 31, 2015.

Capital expenditures from continuing operations were $989,000 in 2016, which represented an increase of $537,000 from the capital expenditure levels of 2015. The Company anticipates spending approximately $2,800,000 on property, plant and equipment, used primarily to upgrade production capabilities and upgrade technology during the remainder of 2016. The 2016 capital additions are expected to be funded primarily through cash from operating activities.

With the exception of the segment reported as “Unallocated Corporate Expenses” (which consists primarily of corporate office expenses, financing activities, certain treasury costs, risk management costs, legal costs, litigation costs, public reporting costs, certain strategic costs, legacy costs and costs not specifically allocated to the reportable business segments), all of the Company’s operating segments recorded income from operations during 2016 and 2015.

2012 Credit Facility

On August 9, 2012, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and lender (“PNC Bank”), and the lenders from time to time party thereto, as amended (the “2012 Credit Facility”). The 2012 Credit Facility was amended on March 11, 2013, June 20, 2013, September 15, 2014, March 25, 2015, May 5, 2015, and July 24, 2015.

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

Borrowings under the 2012 Credit Facility bear interest, at the Company’s option, at the London Interbank Offering Rate (“LIBOR”) plus a margin rate ranging from 1.25% to 2.0%, or the higher of a Base Rate plus a margin rate ranging from 0.25% to 1.0%. The Base Rate is equal to the highest of (i) the Federal Funds Open Rate plus 0.5% and (ii) the Prime Rate and (iii) the Daily Libor Rate plus 1%. The margin rates are based on certain leverage ratios, as defined. As of March 31, 2016, the interest rate under the 2012 Credit Facility equaled 1.69%. The Company is subject to compliance with certain financial covenants set forth in the 2012 Credit Facility, including, but not limited to, indebtedness to EBITDA, as defined, minimum levels of fixed charges and limitations on capital expenditures, as defined. Availability under the 2012 Credit Facility is based upon the Company’s trailing twelve month EBITDA, as defined. As of March 31, 2016, the Company was in compliance with all of our covenants under the 2012 Credit Facility.

The Company’s obligations under the 2012 Credit Facility are secured by the grant of security interests in substantially all of its assets.

Contractual Obligations

The following is a summary of the Company’s contractual obligations at March 31, 2016 for the periods indicated:

	Less Than	1 to 3	3 to 5	After
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Long-term debt (1)	$11,592	$—	$—	$—	$11,592
Operating leases	1,321	2,655	1,154	—	5,130
Payments to EPA(2)	2,170	2,155	—	—	4,325
Letters of credit (3)	431	—	—	—	431

	$15,514	$4,810	$1,154	$—	$21,478

(1)	Includes the 2012 Credit Facility and related interest payments through maturity of $92,000.
(2)	On May 28, 2013 a letter of credit was issued in favor of the EPA to provide financial assurance related to the Company’s environmental payments in accordance with the terms of the Consent Decree reached with the DOJ and EPA related to its liability for both OU-1 and OU-2. In accordance with the Consent Decree, the Company has agreed to pay a fixed sum for the EPA’s past cost for OU-2 and a portion of the EPA’s past cost for OU-1. The payments are to be made in five equal payments of $2,141,000, for a total $10,705,000, plus interest. On June 1, 2015, the Company made the third payment related to its obligation under the Consent Decree in the amount of $2,173,000, which included interest. The remaining two payments will be made on the anniversary of the prior year’s payment plus ten days in the same amount of $2,141,000, plus interest (See Note 14 – Commitments and Contingencies for the terms and conditions of the Consent Decree).
(3)	As of March 31, 2016, the Company was contingently liable for an outstanding letter of credit issued for casualty insurance requirements. The letter of credit has a maximum maturity of twelve months from the date of issuance.

The table above excludes the Company’s gross liability for uncertain tax positions of $440,000 including accrued interest and penalties, which totaled $107,000 as of March 31, 2016, since the Company cannot predict with reasonable reliability the timing or certainty of cash settlements to the respective taxing authorities.

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper. As of March 31, 2016, inventory purchase commitments for copper totaled $106,000. As of March 31, 2016, no purchase commitments for copper were greater than two months.

Results of Operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015

The tables below show the comparisons of net sales and income from operations for the quarter ended March 31, 2016 (“2016”) and the quarter ended March 31, 2015 (“2015”):

	Net Sales
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2016	2015	Last Year	Last Year
	(in thousands)
SLPE	$16,036	$16,148	$(112)	(1%)
MTE	15,916	18,993	(3,077)	(16)
SL-MTI	17,543	11,543	6,000	52

Net Sales	$49,495	$46,684	$2,811	6%

	Income from Operations
	Three Months	Three Months	$ Variance	% Variance
	Ended	Ended	From	From
	March 31,	March 31,	Same Quarter	Same Quarter
	2016	2015	Last Year	Last Year
	(in thousands)
SLPE	$1,797	$1,701	$96	6%
MTE	1,248	2,450	(1,202)	(49)
SL-MTI	2,546	1,854	692	37
Unallocated Corporate Expenses	(2,358)	(1,968)	(390)	(20)

Income from Operations	$3,233	$4,037	$(804)	(20%)

During 2016, consolidated net sales increased by $2,811,000 or 6%, compared to net sales during the first quarter of 2015. When compared to 2015, net sales of SLPE decreased by $112,000, or 1%; net sales of MTE decreased by $3,077,000, or 16%; and net sales of SL-MTI increased by $6,000,000, or 52%. During 2016, SL-MTI benefited from $3,023,000 of sales from the Davall Acquisition, which was completed on July 27, 2015, and $2,117,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015.

In 2016, the Company’s income from operations decreased by $804,000, or 20%, when compared to 2015. Income from operations was 7% of net sales in 2016 compared to 9% of net sales in 2015. All of the Company’s operating entities recorded income from operations in 2016 and 2015. Unallocated Corporate Expenses increased by $390,000, or 20%, in 2016 compared to 2015. In addition, income from operations was negatively impacted in 2016 by $562,000 of strategic costs related to the proposed HNH Merger and the pursuit of other strategic alternatives, and $41,000 of direct acquisition costs associated with Davall Acquisition.

Income from continuing operations in 2016 was $2,107,000, or $0.53 per diluted share, compared to income from continuing operations in 2015 was $2,708,000, or $0.65 per diluted share. Income from continuing operations was approximately 4% of net sales in 2016 and 6% of net sales in 2015.

The Company’s business segments and the components of operating expenses are discussed in the following sections.

SLPE

SLPE recorded net sales of $16,036,000 or 32% of consolidated net sales in 2016, compared to $16,148,000 or 34% of consolidated net sales in 2015. Net sales at SLPE were relatively flat during 2016, primarily due to a decrease in domestic distributor sales in the industrial product line, which was partially offset by an increase in sales to a large domestic distributor in the data communications product line and an increase in new product sales to the architectural and entertainment lighting market. Domestic sales increased by 5% while international sales decreased by 10% during 2016. Returns and distributor credits, which represented approximately 1% of SLPE gross sales in 2016 and 2015, also negatively affected net sales.

SLPE reported income from operations of $1,797,000 in 2016, compared to $1,701,000 in 2015. Income from operations increased in 2016 primarily due to a 3% decrease in cost of products sold as a percentage of net sales, which was partially offset by a 10% increase in operating costs. Operating costs increased primarily due to an increase in selling, general and administrative expenses of $388,000, or 15%.

MTE

MTE reported net sales of $15,916,000, or 32% of consolidated net sales in 2015, compared to $18,993,000, or 41% of consolidated net sales in 2015. The decrease in sales during 2016 was primarily attributable to a decrease in filter sales, which was primarily due to the decline of the oil and gas market. The decrease in net sales was also due to a decrease in sales to a large international customer in the medical equipment imaging market. Domestic sales decreased by 10% and international sales decreased by 26% during 2015.

MTE reported income from operations of $1,248,000 in 2016, compared to $2,450,000 in 2015. Income from operations decreased in 2016 primarily due to a 16% decrease in sales, a 1% improvement in cost of products sold as a percentage of net sales, and a 10% increase in operating costs. Operating costs increased by $348,000 during 2016 primarily due a $149,000 increase in engineering and product development costs, a $139,000 increase in selling, general and administrative expenses, and a $60,000 increase in depreciation and amortization expense.

SL-MTI

SL-MTI recorded net sales of $17,543,000, or 36% of consolidated net sales in 2016, compared to $11,543,000, or 25% of consolidated net sales in 2015. During 2016, SL-MTI benefited from $3,023,000 of sales from the Davall Acquisition, which was completed on July 27, 2015, and $2,117,000 of sales from the Torque Systems Acquisition, which was completed on May 22, 2015. As a result, comparable sales, net of the acquisition, increased by $860,000, or 7%, during 2016 as compared to 2015. Excluding the acquisitions, the increase in net sales was primarily due to several large domestic customer orders in the commercial aerospace industry. Excluding the acquisitions, domestic sales increased by 7% and international sales increased 8% during 2016.

SL-MTI reported income from operations of $2,546,000 in 2016, compared to $1,854,000 in 2015. Income from operations increased by $692,000 in 2016 primarily due to a 52% increase in sales, which was partially offset by a 63% increase in operating costs. Cost of products sold as a percentage of net sales was relatively flat during 2016. Operating costs increased by $1,215,000 during 2016 due to an increase selling, general and administrative expenses of $765,000, or 83%, and an increase in depreciation and amortization expenses of $636,000, or 301%. The increases in selling, general and administrative expenses and depreciation and amortization expenses were primarily due to non-comparable Davall and Torque Systems operating costs. The increase in operating costs was partially offset by a decrease in engineering and product development costs of $186,000, or 23%.

Cost of Products Sold

Cost of products sold was approximately 66% of net sales in 2016, compared to 67% of net sales in 2015. Cost of products sold as a percentage of net sales decreased 1% while net sales increased 6% during 2016.

SLPE and MTE recorded improvements in cost of products sold as a percentage of net sales during 2016. SLPE’s cost of products sold as a percentage of net sales improved by approximately 3% during 2016 primarily due to an improved product mix as the result of the introduction of new products into the market. MTE’s cost of products sold as a percentage of net sales improved by approximately 1% during 2016 primarily due to decreased material costs and an improved product mix, which were partially offset by a 16% decline in sales. Cost of products sold as a percentage of net sales at SL-MTI was relatively flat during 2016. Excluding Davall and Torque Systems, SL-MTI’s cost of products sold as a percentage of net sales would have increased due to an increase in labor and overhead costs. All operating entities are at various stages of emphasizing lean initiatives throughout the factory floor to reduce costs of products sold.

Engineering and Product Development Expenses

Engineering and product development expenses were approximately 6% of net sales in 2016 and 2015. Engineering and product development expenses decreased by $12,000, or less than 1%, during the first quarter of 2016 primarily due to a decrease of $186,000 at SL-MTI, which was partially offset by an increase of $149,000 at MTE. The decrease in engineering and product development costs at SL-MTI was primarily due to a shift of prototype jobs into production during 2016. MTE recognized an increase in engineering and product development costs primarily due to an increase in prototype materials expense. Engineering and product development costs at SLPE were relatively flat during 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately 20% of net sales for 2016, compared to 17% for 2015. During 2016, selling, general and administrative expenses increased by $1,682,000, or 21%, while sales increased by 6%.

Selling, general and administrative expenses at SLPE increased by $388,000 primarily due to increased compensation costs as a result of higher staffing levels and increased selling expenses. MTE recorded an increase in selling, general and administrative expenses of $139,000 primarily due to increased compensation costs. Selling, general and administrative expenses at SL-MTI increased by $765,000 primarily due to non-comparable Davall and Torque Systems costs. Unallocated Corporate Expenses increased by $390,000 primarily due to $562,000 of strategic costs related to the proposed HNH Merger and the pursuit of other strategic alternatives, and $41,000 of direct acquisition costs associated with Davall Acquisition.

Depreciation And Amortization Expenses

Depreciation and amortization expenses in 2016 were $1,280,000, an increase of $691,000, or 117%, compared to depreciation and amortization expenses in 2015. The increase was primarily due to a $636,000 increase at SL-MTI. The increase at SL-MTI was due to depreciation and amortization expenses recorded by Davall and the Torque Systems, which were acquired during 2015.

Amortization of Deferred Financing Costs

In connection with entering into the 2012 Credit Facility and related amendments, the Company incurred deferred financing costs which are amortized over the term of the 2012 Credit Facility. During 2016 and 2015, the amortization of deferred financing costs equaled $71,000 and $27,000, respectively.

Interest Expense

Interest expense was $57,000 in 2016 and $6,000 in 2015. The Company had an outstanding balance of $11,500,000 related to borrowings under the Company’s 2012 Credit Facility of as of March 31, 2016. The Company had no outstanding balance related to borrowings under the Company’s 2012 Credit Facility of as of March 31, 2015.

Other Gain (Loss), net

Other gain (loss), net in 2016 was a net gain of $105,000 compared to net gain of $131,000 in 2015. Other gain (loss), net in 2016 included an $118,000 of net foreign currency transaction gains and a $13,000 loss on foreign currency forward contracts. The primary driver of the net foreign currency transaction gains were the fluctuations in the value of the USD to CNH and fluctuations in the value of the USD to MXN during 2016. The $13,000 loss on foreign currency forward contracts was comprised of a $501,000 realized loss on the settlement of certain forward contracts, which was partially offset by a $488,000 unrealized gain on the remaining outstanding forward contracts. Other gain (loss), net in 2015 included a $131,000 gain on foreign currency forward contracts.

During 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The unrealized gains recognized in 2016 and 2015 represent the change in fair value of foreign currency forward contracts that are marked to market at quarter end.

Taxes (Continuing Operations)

The effective tax rate from continuing operations during 2016 and 2015 was approximately 34% and 35%, respectively. The decrease in the effective tax rate was primarily due to an increase in the federal research and development tax credits and foreign tax credits available in 2016 as compared to 2015, which were partially offset by certain taxes payable adjustments.

Discontinued Operations

Net loss from discontinued operations was $511,000 in 2016 compared to $162,000 in 2015. The loss from discontinued operations during 2016 relates to environmental remediation costs, consulting fees, and legal expenses primarily related to the Company’s Pennsauken site and, to a lesser extent, costs associated with the past operations of the Company’s four other environmental sites (see Note 14 – Commitments and Contingencies for further information concerning the environmental sites). The loss from discontinued operations during 2015 relates to environmental remediation costs, consulting fees, and legal expenses associated with the past operations of the Company’s five environmental sites.

Net Income

Net income was $1,596,000, or $0.40 per diluted share, for 2016 compared to $2,546,000, or $0.61 per diluted share, for 2015. The weighted average number of shares used in the diluted earnings per share computation was 3,989,000 and 4,160,000 for 2016 and 2015, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In an attempt to limit the volatility of copper costs, the Company has in the past, and may in the future, enter into purchase agreements for copper or other raw materials. As of March 31, 2016, inventory purchase commitments for copper totaled $106,000. As of March 31, 2016, no purchase commitments for copper were greater than two months.

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

At March 31, 2016, the Company’s debt was comprised of our 2012 Credit Facility. Accordingly, our 2012 Credit Facility may be relatively sensitive to the effects of interest rate fluctuations. A one percentage point change in our average interest rate would impact annual interest expense by an aggregate of approximately $115,000 based on total debt outstanding at March 31, 2016.

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

During 2015, the Company entered into a series of foreign currency forward contracts to hedge its exposure to foreign exchange rate movements in its forecasted expenses in China and Mexico. The foreign currency forwards are not speculative and are being used to manage the Company’s exposure to foreign exchange rate movements. Foreign currency forward contracts involve fixing the USD-MXN and USD-CNH exchange rates for delivery of a specified amount of foreign currency on a specified date. The Company has elected not to apply hedge accounting to these derivatives and they are marked to market through earnings. Therefore, gains and losses resulting from changes in the fair value of these contracts are recognized at the end of each reporting period directly in earnings. The gains and losses associated with the foreign currency forward contracts are included in other gain (loss), net on the Consolidated Statements of Income. As of March 31, 2016, the fair value of the foreign currency forward contracts was recorded as a $46,000 liability in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2015, the fair value of the foreign currency forward contracts was recorded as a $534,000 liability in other current liabilities on the Consolidated Balance Sheets. The decrease in the liability during 2016 was primarily due to the settlement of certain forward currency forward contracts.

During the three months ended March 31, 2016, the Company recognized a $13,000 loss on foreign currency forward contracts, which was comprised of a $501,000 realized loss on the settlement of certain forward contracts, partially offset by a $488,000 unrealized gain on the remaining outstanding forward contracts. During the three months ended March 31, 2015, the Company recognized a $131,000 gain on foreign currency forward contracts. During the three months ended March 31, 2016 and March 31, 2015, Company also recognized a gain from foreign currency fluctuations totaling $118,000 and $119,000, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 of the Notes to the Consolidated Financial Statements included in Part I to this Quarterly Report on Form 10-Q. Also, see Note 18 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, for additional disclosure related to the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015, which we filed with the SEC on March 15, 2016, and as amended by Amendment No. 1 on Form 10-K/A, which we filed with the SEC on April 28, 2016. Beyond what is described below, the risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K, as amended, have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

The Company has entered into an Agreement and Plan of Merger pursuant to which an indirect wholly owned subsidiary of Handy & Harman Ltd. will acquire and then merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned indirect subsidiary of HNH.

On April 6, 2016, the Company and Handy & Harman Ltd. (HNH), Handy & Harman Group Ltd., a wholly owned subsidiary of HNH (AcquisitionCo), and SLI Acquisition Co., a wholly owned subsidiary of AcquisitionCo (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will acquire and then merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned indirect subsidiary of HNH (the Merger). Pursuant to the Merger Agreement, the acquisition of the Company will be completed through a cash tender offer to purchase all of the outstanding shares of our common stock at a purchase price of $40.00 per share (the Tender Offer). The Tender Offer commenced on April 21, 2016 and, unless extended, the Tender Offer will expire at 12:00 midnight, New York City time, on May 18, 2016. The completion of the Merger and HNH’s obligations under the Tender Offer are conditioned upon certain conditions, and if such conditions are not met, the Merger will not be consummated. No assurances can be given that any of the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Tender Offer will be satisfied. If the Tender Offer or Merger are not successfully completed, we may be subject to the following material risks, among others:

•	the Company may not be able to find a party willing to pay an equivalent or more attractive consideration for our common stock than the consideration offered by HNH;

•	the price of the Company’s common stock may decline to the extent that the current market price of our common stock reflects a higher price than it otherwise would have based on the assumption, among others, that the Tender Offer will be successful or that the Merger will be completed;

•	certain of the Company’s costs related to the Merger, such as legal, accounting and certain advisory fees, must be paid even if the Merger is not completed;

•	the Company would not realize the benefits it expects from the Merger;

•	the diversion of management attention from our day-to-day business and the unavoidable disruption to its employees and its relationships with clients as a result of efforts and uncertainties relating to the Tender Offer and the Merger may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that we could be unable to regain if the Tender Offer is not successful or if Merger does not occur; and

•	under the Merger Agreement, the Company is subject to certain restrictions on the conduct of our business prior to completing the Merger, which may affect our ability to execute certain of our business strategies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger dated as of April 6, 2016 by and among SL Industries, Inc., Handy & Harman Ltd., Handy & Harman Group Ltd. and SLI Acquisition Co. Incorporated by reference to Exhibit 2.1 Company’s Current Report on Form 8-K filed April 7, 2016.

3.1	Amendment to By-Laws of SL Industries, Inc. Incorporated by reference to Exhibit 3.1 Company’s Current Report on Form 8-K filed April 7, 2016.

10.1	Restricted Stock Unit Grant Letter and Agreement between the Company and each of William Fejes, Jr. and Louis J. Belardi, dated March 11, 2016. Incorporated by reference to form of Grant Letter and Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 29, 2011. +

10.2	Tender Agreement dated as of April 6, 2016 between SL Industries, Inc., Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co. and DGT Holdings Corp. Incorporated by reference to Exhibit 10.1 Company’s Current Report on Form 8-K filed April 7, 2016.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2016	SL INDUSTRIES, INC.
(Registrant)

	By:	/s/ William T. Fejes
William T. Fejes
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis J. Belardi
Louis J. Belardi
Chief Financial Officer
(Principal Accounting Officer)